Form 10-Q
period 2002-03-31
WEST BANCORPORATION INC
filed 2002-05-13
CIK 1166928

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
-----------------                                         ----------------------
  March 31, 2002                                                   0-49677

                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        IOWA                                              42-1230603
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                  1601 22nd Street, West Des Moines, Iowa 50266

                         Telephone Number (515) 222-2300

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ____ No__x__

As of May 13, 2002, there were 16,060,271 shares of common stock, no par value outstanding.

PART I -- Item 1. Financial Statements

                    West Bancorporation, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                               (unaudited)
                                                                                 March 31,     December 31,
                                                                                   2002           2001
                                                                              ------------------------------

Assets
Cash and due from banks ...................................................   $  28,637,117    $  34,461,369
Federal funds sold and other short term investments .......................     105,229,250       93,988,871
                                                                              ------------------------------
    Cash and cash equivalents .............................................     133,866,367      128,450,240
                                                                              ------------------------------
Securities available for sale .............................................      47,562,614       32,959,504
Securities held to maturity (approximate market value of $142,364,667
    and $153,891,862 at March 31, 2002 and December 31, 2001, respectively)     143,664,066      153,383,948
Federal Home Loan Bank stock, at cost .....................................       3,129,700        3,129,700
                                                                              ------------------------------
    Total securities                                                            194,356,380      189,473,152
                                                                              ------------------------------
Loans .....................................................................     481,933,463      493,398,442
    Allowance for loan losses .............................................      (4,339,811)      (4,239,990)
                                                                              ------------------------------
Loans, net ................................................................     477,593,652      489,158,452
                                                                              ------------------------------
Premises and equipment, net ...............................................       1,151,019        1,147,150
Accrued interest receivable ...............................................       4,979,382        5,102,592
Other assets ..............................................................       2,437,481        2,638,656
                                                                              ------------------------------
    Total assets ..........................................................   $ 814,384,281    $ 815,970,242
                                                                              ==============================

Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing ...................................................   $ 144,721,596    $ 144,512,495
    Interest-bearing:
       Demand .............................................................      30,817,408       31,570,399
       Savings ............................................................     245,834,714      249,729,844
       Time ...............................................................     141,759,490      145,917,552
                                                                              ------------------------------
    Total deposits ........................................................     563,133,208      571,730,290
Federal funds purchased and securities sold under agreements to repurchase      114,055,038      107,831,935
Other short-term borrowings ...............................................       1,071,098        6,000,000
Accrued expenses and other liabilities ....................................       4,457,294        3,395,756
Long-term borrowings ......................................................      51,600,000       48,000,000
                                                                              ------------------------------
    Total liabilities .....................................................     734,316,638      736,957,981
                                                                              ------------------------------

Stockholders' Equity:
Common stock, no par value; authorized 50,000,000 shares; shares issued and
    outstanding: 2002 and 2001, 16,060,271 ................................       3,000,000        3,000,000
Additional paid-in capital ................................................      32,000,000       32,000,000
Retained earnings .........................................................      44,784,541       43,374,281
Accumulated other comprehensive income ....................................         283,102          637,980
                                                                              ------------------------------
    Total stockholders' equity ............................................      80,067,643       79,012,261
                                                                              ------------------------------
    Total liabilities and stockholders' equity ............................   $ 814,384,281    $ 815,970,242
                                                                              ==============================

See accompanying notes to consolidated financial statements

                    West Bancorporation, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                               Three Months Ended March 31,
                                                                    2002          2001
                                                                -------------------------
Interest income:
    Loans ...................................................   $ 8,253,270   $10,475,707
    Securities:
       U.S Treasury, government agencies and corporations ...     1,581,688     3,615,458
       States and political subdivisions ....................       431,146       346,788
       Other ................................................       261,132       154,844
    Federal funds sold and other short-term investments .....       502,671       422,894
                                                                -------------------------
          Total interest income .............................    11,029,907    15,015,691
                                                                -------------------------
Interest expense:
    Demand deposits .........................................        33,247        89,211
    Savings deposits ........................................       998,835     1,940,872
    Time deposits ...........................................     1,344,928     3,087,742
    Federal funds purchased and securities sold under
       agreements to repurchase .............................       531,906     1,934,471
    Other short-term borrowings .............................        12,178       405,345
    Long-term borrowings ....................................       687,754       668,350
                                                                -------------------------
          Total interest expense ............................     3,608,848     8,125,991
                                                                -------------------------
          Net interest income ...............................     7,421,059     6,889,700
Provision for loan losses ...................................       230,000       192,500
                                                                -------------------------
          Net interest income after provision for loan losses     7,191,059     6,697,200
                                                                -------------------------

Noninterest income:
    Service charges on deposit accounts .....................     1,003,620       942,516
    Trust services ..........................................       157,977       158,405
    Other income ............................................       324,220       276,537
                                                                -------------------------
          Total noninterest income ..........................     1,485,817     1,377,458
                                                                -------------------------
Noninterest expense:
    Salaries and employee benefits ..........................     1,584,484     1,574,800
    Occupancy expenses ......................................       318,534       318,040
    Data processing expenses ................................       264,823       227,942
    Other expenses ..........................................       606,393       523,685
                                                                -------------------------
          Total noninterest expense .........................     2,774,234     2,644,467
                                                                -------------------------
          Income before income taxes ........................     5,902,642     5,430,191
Income taxes ................................................     2,083,341     1,933,503
                                                                -------------------------
          Net income ........................................   $ 3,819,301   $ 3,496,688
                                                                =========================

Basic earnings per share ....................................   $      0.24   $      0.22
                                                                =========================

Cash dividends per share ....................................   $      0.15   $      0.15
                                                                =========================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                           2002            2001
                                                    ----------------------------
Common Stock
    Beginning of year balance ......................  $ 3,000,000   $ 3,000,000
                                                      --------------------------
    End of period balance ..........................    3,000,000     3,000,000
                                                      --------------------------
Additional Paid-in Capital
    Beginning of year balance ......................   32,000,000    32,000,000
                                                      --------------------------
    End of period balance ..........................   32,000,000    32,000,000
                                                      --------------------------
Retained Earnings
    Beginning of year balance ......................   43,374,281    37,274,004
    Net income .....................................    3,819,301     3,495,188
    Dividends on common stock ......................   (2,409,041)   (2,409,041)
                                                      --------------------------
    End of period balance ..........................   44,784,541    38,360,151
                                                      --------------------------
Accumulated Other Comprehensive Income (Loss)
    Beginning of year balance ......................      637,980    (1,428,660)
    Unrealized gain (loss) on securities, net of tax     (354,878)    1,795,911
                                                      --------------------------
    End of period balance ..........................      283,102       367,251
                                                      --------------------------
Total Stockholders' Equity .........................  $80,067,643   $73,727,402
                                                      ==========================


                    West Bancorporation, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                         2002           2001
                                                     --------------------------

Net Income ........................................  $ 3,819,301    $ 3,495,188
Other comprehensive income, unrealized gains on
    securities, net of reclassification adjustment,
    net of tax ....................................     (354,878)     1,795,911
                                                     --------------------------
Comprehensive income ..............................  $ 3,464,423    $ 5,291,099
                                                     ==========================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                        2002           2001
                                                                                  -----------------------------
Cash Flows from Operating Activities
    Net income ................................................................   $   3,819,301    $   3,495,188
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses ..............................................         230,000          192,500
       Net amortization (accretion) ...........................................         138,713           (4,168)
       Proceeds from sales of loans held for sale .............................       2,366,950        1,491,550
       Originations of loans held for sale ....................................      (2,372,950)      (1,706,550)
       Depreciation ...........................................................          37,145           35,551
       Deferred income taxes ..................................................         217,490         (225,092)
       Change in assets and liabilities:
          Decrease (increase) in accrued interest receivable ..................         123,210        1,190,807
          Increase (decrease) in accrued expenses and other liabilities .......       1,061,538        1,937,452
                                                                                  ------------------------------
             Net cash provided by operating activities ........................       5,621,397        6,407,238
                                                                                  ------------------------------
Cash Flows from Investing Activities
    Proceeds from sales, calls, and maturities of securities available for sale       2,009,824       51,762,475
    Purchase of securities available for sale .................................     (19,222,938)              --
    Proceeds from sales, calls, and maturities of securities held to maturity .      25,220,000       19,255,000
    Purchase of securities held to maturity ...................................     (13,592,794)      (4,365,992)
    Net decrease in loans .....................................................      11,340,800        3,542,617
    Purchases of bank premises and equipment ..................................         (41,014)          (5,279)
    Change in other assets ....................................................         192,774          325,952
                                                                                  ------------------------------
             Net cash provided by investing activities ........................       5,906,652       70,514,773
                                                                                  ------------------------------
Cash Flows from Financing Activities
    Net increase (decrease) in deposits .......................................      (8,597,082)      21,893,997
    Net increase in federal funds purchased and securities sold under
       agreements to repurchase ...............................................       6,223,103       15,957,685
    Net decrease in other short-term borrowings ...............................      (4,928,902)      (3,118,727)
    Proceeds from long-term borrowings ........................................       3,600,000               --
    Cash dividends ............................................................      (2,409,041)      (2,409,041)
                                                                                  ------------------------------
             Net cash provided by (used in) financing activities ..............      (6,111,922)      32,323,914
                                                                                  ------------------------------
             Net increase in cash and cash equivalents ........................       5,416,127      109,245,925
Cash and Cash Equivalents
    Beginning .................................................................     128,450,240       26,510,756
                                                                                  ------------------------------
    End .......................................................................   $ 133,866,367    $ 135,756,681
                                                                                  ==============================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest ...............................................................   $   3,501,399    $   7,594,865
       Income taxes ...........................................................         284,037           47,184

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2002 and 2001, and the consolidated balance sheets as of March 31, 2002 and December 31, 2001 include the accounts and transactions of the Company and its wholly-owned subsidiary, West Des Moines State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings Per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended March 31, 2002 and 2001 was 16,060,271.

3.   Impact of New Financial Accounting Standards

 In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of these Statements does not impact the Company.

The FASB has also issued Statement 143, "Accounting for Asset Retirement Obligations" and Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" relating to long-lived assets. The adoption of these Statements does not impact the Company.

4.   Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change is the allowance for loan losses.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        THREE MONTHS ENDED MARCH 31, 2002

The Company recorded net income of $3,819,000 for the quarter ended March 31, 2002, compared with net income of $3,495,000 for the quarter ended March 31, 2001, a 9.3 percent increase totaling $324,000. Basic earnings per share increased $.02 to $.24 for the first quarter of 2002 compared with $.22 in the first quarter of 2001. The number of weighted average shares outstanding was 16,060,271 for the first quarter of 2002 and 2001. The Company's return on average assets for the quarter ended March 31, 2002 was 1.88 percent compared with a return of 1.70 percent for the quarter ended March 31, 2001. The Company's return on average shareholders' equity was 19.48 percent for the three months ended March 31, 2002 versus 19.78 percent for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Interest rates moved down throughout the year 2001. Through the first three months of 2002, the Federal Reserve has not changed interest rates. The Company's net interest income for the quarter ended March 31, 2002 increased $532,000 to $7,421,000 from $6,889,000 for the three months ended March 31, 2001. The Company's net interest margin on a federal tax-equivalent basis for the first quarter of 2002 increased to 3.93 percent from 3.57 percent in the first quarter of 2001. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 5.78 percent for the first quarter of 2002 compared to 7.70 percent for the first quarter of 2001. The rate on interest-bearing liabilities decreased in the first quarter of 2002 to 2.43 percent compared to 5.17 percent for the first quarter of 2001.

Interest income and fees on loans decreased $2,222,000 or 21.2 percent in the first quarter of 2002 compared to the same period in 2001, mainly due to lower interest rates on loans. The average yield on loans decreased to 7.03 percent for the first quarter of 2002, compared to 8.57 percent in the first quarter of 2001. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition, and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market area served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates. Average loans outstanding decreased to $483,702,000 for the first quarter of 2002 compared with $499,536,000 for the first quarter of 2001, a decrease of $15,834,000 or 3.2 percent. Most of that decline came in residential real estate loans as the Company sold lower, fixed rate, long-term loans originated during 2001 in the secondary market, to avoid the interest rate risk associated with holding such loans in the portfolio.

Interest income on investment securities decreased $1,843,000 or 44.8 percent in the quarter ended March 31, 2002, compared with the quarter ended March 31, 2001 due to lower volumes of investment securities and decreased interest rates. Interest income on investment securities totaled $2,274,000 for the first quarter of 2002 compared with $4,117,000 in 2001. The average balance of investment securities in 2002 was $192,354,000, a decrease from $265,766,000 in the first quarter of 2001. Investment securities outstanding declined as proceeds from maturing investment securities were used to reduce short-term borrowings. The yield on the Company's investment portfolio in the first quarter of 2002 decreased to 5.05 percent from 6.34 percent in the comparable period of 2001.

The average balance of federal funds sold and other short-term investments was $115,077,000 for the first quarter of 2002, an increase of $83,793,000 over the first quarter of 2001. The yield on this category for the quarter ended March 31, 2002 was 1.77 percent, down from 5.48 percent for the same period in 2001. Interest income was $503,000, which was $80,000 higher than last year. The increase in the average balance outstanding more than offset the decrease in the yield.

Interest expense on deposits decreased $2,741,000 in the first quarter of 2002 compared with 2001. This decrease was almost entirely due to the reduction in interest rates paid to depositors. The average balance of interest bearing deposits outstanding during the first quarter of 2002 declined by $8,634,000, or
2.1 percent, compared to the first quarter of 2001. The weighted average rate paid on interest-bearing deposits was 2.36 percent in the first quarter of 2002 compared with 4.97 percent in the first quarter of 2001. Competition for deposits remains intense in the market area served by the Company.

Interest expense on borrowed funds decreased a total of $1,776,000 in the first quarter of 2002 compared with 2001. Interest expense on long-term borrowings, consisting of Federal Home Loan Bank advances was $19,000 higher in the first quarter of 2002 reflecting additional advances taken in late February of 2002. The weighted-average rate paid on Federal Home Loan Bank advances decreased to
5.60 percent in the first quarter of 2002 compared with 5.65 percent in the first quarter of 2001. Interest expense on short-term borrowings decreased $393,000 in the first quarter of 2002 compared with 2001 reflecting lower overnight average borrowings from the Federal Home Loan Bank. Short-term borrowings during the first quarter of 2002 consisted primarily of Treasury, Tax and Loan option notes. During the first quarter of 2001, the Company was also borrowing on a short-term basis from the Federal Home Loan Bank. The average rate paid during the first quarter of 2002 on short-term borrowings was 1.49 percent compared with 6.11 percent in the quarter ended March 31, 2001. Interest expense on federal funds purchased decreased $1,060,000 in the first quarter of 2002 compared with 2001 reflecting lower interest rates. The average amount of federal funds purchased during the first quarter of 2002 increased $6,568,000 or
5.9 percent over a year ago. Interest rates on federal funds purchased  averaged
1.66 percent in the quarter ended March 31, 2002 compared with 5.64 percent in the first quarter of 2001. Interest expense on repurchase agreements declined $342,000 in the first quarter of 2002 when compared to the same period a year earlier as the average balance outstanding declined $11,146,000 and the average rate paid dropped to .95 percent from 4.74 percent.

Provision for Loan Losses

The Company recorded a provision for loan losses of $230,000 in the first quarter of 2002 compared with $192,500 in the first quarter of 2001. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date; however, changes in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $1,486,000 or 8 percent greater in the first quarter of 2002 compared with 2001. The largest part of the increase was attributable to higher service charge income due to price changes that became effective during the second quarter of 2001. Most of the remaining increase was due to fees from increased volumes of letters of credit. There were no securities gains or losses in the first quarter of 2002 or 2001.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 2002 increased $131,000, or 5 percent compared to noninterest expense for the first quarter of 2001. Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the provision for loan losses and income tax expense. Salaries and benefits expense for the first quarter of 2002 increased $9,700 or less than 1 percent. As of March 31, 2002, the Company had 117 full-time equivalent employees, compared with 109 on March 31, 2001. Net occupancy expenses for the first quarter of 2002 were virtually unchanged from the first quarter of last year. Other operating expense increased by $84,000 or 16 percent in the first quarter of 2002 compared with the recorded amount for the three months ended March 31, 2001 mainly due to legal and accounting fees associated with registering the Company's common stock with the Securities and Exchange Commission and losses from forged and fraudulently deposited checks.

Income Tax Expense

The Company incurred income tax expense of $2,083,000 for the three months ended March 31, 2002 compared with $1,934,000 for the three months ended March 31, 2001. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2002 and 2001 was 35.3 percent and 35.6 percent, respectively.

FINANCIAL CONDITION

Total assets as of March 31, 2002 were $814,384,000, a slight decrease from $815,970,000 at December 31, 2001.

Investment Securities

Investment securities available for sale increased $14,603,000 from December 31, 2001 to $47,563,000 on March 31, 2002. From December 31, 2001, investment securities classified as held to maturity declined $9,720,000 to $143,664,000 as of March 31, 2002. The increase in the available for sale category was accomplished to allow for increased liquidity and flexibility as the economy moves into what the Company anticipates will be a rising interest rate environment.

Loans

Loans outstanding declined $11,465,000 from December 31, 2001 to March 31, 2002. The largest decline came in the construction loan category, which declined $5,906,000 from December 31, 2001. Most of this decline is attributable to five loans. Because of the mild winter, construction projects continued and some were completed ahead of schedule. This category is expected to increase in the coming months. The category with the next largest decline is 1-4 family residential real estate loans. In this low interest rate environment, the Company has not been adding to its portfolio. Most new loans are sold in the secondary market to avoid the interest rate risk associated with holding long-term, lower interest rate loans. Loans are expected to increase as we see improvement in economic conditions.

Deposits

Total deposits as of March 31, 2002 were $563,133,000 compared with $571,730,000 as of December 31, 2001. Deposits have declined $8,597,000 or 1.5 percent in the first three months of 2002. Savings accounts, including money market accounts, are the largest category of deposits at March 31, 2002 representing approximately 44 percent of total deposits. This category is $3,895,000 lower at March 31, 2002 than at December 31, 2001. This is a relatively minor change and it is not unusual to see this kind of fluctuation at any given point in time. Certificates of deposit as of March 31, 2002 were $141,759,000, down $4,158,000 from December 31, 2001. That decline is mostly in large certificates of deposit, $100,000 and over. The Company has not bid as aggressively for these deposits as have some competitors.

Borrowings

During the first quarter of 2002, the Company borrowed an additional $3,600,000 from the Federal Home Loan Bank (FHLB), bringing the total FHLB advances to $51,600,000. The new advances had a weighted average maturity of 4.11 years and a weighted average rate of 4.76%. The balance of Federal funds purchased and securities sold under agreement to repurchase was $114,055,000 at March 31, 2002, up from $107,832,000 at December 31, 2001. Most of this increase relates to Federal funds purchased, which are Federal funds sold to West Bank by several banks throughout Iowa. This is a correspondent bank service provided by West Bank. Federal funds sold to West Bank by these downstream correspondent banks are invested in Federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at March 31, 2002 and December 31, 2001

Nonperforming Assets

The Company's nonperforming assets totaled $2,586,000 (0.54 percent of total loans) as of March 31, 2002, compared to $1,967,000 (0.40 percent of total loans) as of December 31, 2001. The following table presents the categories of nonperforming assets as of March 31, 2002 compared with December 31, 2001:

                              Nonperforming Assets
                             (dollars in thousands)

                                                        March 31,   December 31,
                                                          2002         2001
                                                        ------------------------

Nonaccrual ...................................           $1,634      $  878
Other real estate owned ......................              952       1,089
                                                         -----------------------
                                                         $2,586      $1,967
                                                         =======================

From December 31, 2001 to March 31, 2002, nonaccrual loans increased $756,000 primarily as the result of loans made to one commercial customer. The relationship includes loans secured by real estate and operating loans. Loans ninety days past due and still accruing interest totaled $243,000 at March 31, 2002 down from $396,000 at December 31, 2001. In the opinion of management, these loans are well collateralized with any loss of principal or interest unlikely. Other real estate owned decreased by $137,000 as one property was sold and there were sales of lots associated with another project in this category. The Company's allowance for loan losses as of March 31, 2002 was $4,340,000, which was 0.90 percent of total loans as of that date. This compares with an allowance for loan losses of $4,240,000 as of December 31, 2001, which was .86 percent of total loans. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2002, the allowance for loan losses provides for probable losses. For the three months ended March 31, 2002, the Company's net loan charge-offs were $130,000 or 0.11 percent of average loans outstanding on an annualized basis compared with net charge-offs of $286,000 during the quarter ended March 31, 2001.

Capital Resources

Total shareholders' equity was 9.8 percent of total assets as of March 31, 2002 and 9.7 percent on December 31, 2001. The Company's Tier 1 Capital Ratio was
13.3 percent of risk-weighted assets as of March 31, 2002, and 12.9 percent as of December 31, 2001. These numbers compare to a 4.0 percent minimum regulatory requirement and a 6.0 percent requirement to be categorized as "well capitalized". Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity reduced by intangible assets. Management believes that, as of March 31, 2002, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject. As of that date, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $133,866,000 as of March 31, 2002, compared with $128,450,000 as of December 31, 2001. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow Federal funds on a short-term basis, if necessary. Management believes that the Company has sufficient liquidity as of March 31, 2002 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2001. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2002 changed when compared to 2001.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company's results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties that individually or mutually impact the matters herein described, including but not limited to financial projections, product demand and market acceptance, the effect of economic conditions, the impact of competitive products and pricing, governmental regulations, results of litigation, technological difficulties and/or other factors outside the control of the Company, which are detailed from time to time in the Company's SEC reports. The Company disclaims any intent or obligation to update these forward-looking statements.

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing on page 10 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.

Part II - Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on February 13, 2002. The record date for determination of shareholders entitled to vote at the meeting was December 31, 2001. There were 16,060,271 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 12,403,631 or 77.23 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors

Ten directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders' meeting, the following directors received 12,403,631 votes for their election and no votes against: Frank W. Berlin, Steven G. Chapman, Michael A. Coppola, Orville
E. Crowley, Raymond G. Johnston, David L. Miller, David R. Milligan, Robert G. Pulver, Jack G. Wahlig and Connie Wimer.

Proposal II - Increase in Number of Authorized Shares of Common Stock

Shareholders voted on increasing the number of authorized shares of common stock to 50,000,000 from 25,000,000. There were 12,403,631 shares voted in favor of the proposal and no shares voted against the proposal.

Proposal III - Amend the Indemnification Clause of the Articles of Incorporation

Shareholders were asked to approve updates to the indemnification clause of the articles of incorporation in order to conform to the current provision of the Iowa Business Corporation Act. There were 12,403,631 shares voted in favor of the proposal and no shares voted against the proposal.

Proposal IV - Ratify Official Acts of the Corporation

Shareholders were asked to ratify the official acts of the Board of Directors and Officers of West Bancorporation, Inc. for the year 2001. There were 12,403,631 shares voted in favor and no shares voted against.

Part II - Item 6. Exhibits and Reports on Form 8-K.

(a)     The following exhibits are filed as part of this report:

        Exhibits
        3.1      Restated Articles of Incorporation of the Company *
        3.2      By-laws of the Company *
        10.1     Lease *
        10.2     Supplemental *
        10.3     Short-term Lease *
        10.4     Assignment *
        10.5     Lease Modification Agreement No. 1 *
        10.6     Memorandum of Real estate contract *
        10.7     Affidavit *
        10.8     Addendum to Lease *
        10.9     Data Processing Contract *
        10.10    Employment Contract *
        10.11    Consulting Contract *

        * Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)

May 13, 2002                    By: /s/ David L. Miller
------------                        --------------------------------------------
Dated                               David L. Miller
                                    Chairman, President, Chief Executive Officer

May 13, 2002                    By: /s/ Douglas R. Gulling
------------                        --------------------------------------------
Dated                               Douglas R. Gulling
                                    Chief Financial Officer
                                    (Principal Accounting Officer)