Form 10-Q
period 2002-06-30
WEST BANCORPORATION INC
filed 2002-08-14
CIK 1166928

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
--------------------------------------------------------------------------------
 June 30, 2002                                                    0-49677

                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          IOWA                                           42-1230603
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                  1601 22nd Street, West Des Moines, Iowa 50266

                         Telephone Number (515) 222-2300

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes __x__ No___

As of August 13, 2002, there were 16,060,271 shares of common stock, no par value outstanding.

PART I -- Item 1. Financial Statements

                           West Bancorporation, Inc. and Subsidiary
                                 Consolidated Balance Sheets

                                                                               (unaudited)
                                                                                 June 30,      December 31,
                                                                                   2002            2001
                                                                              -----------------------------
Assets
Cash and due from banks ...................................................   $  29,178,395    $  34,461,369
Federal funds sold and other short term investments .......................      82,516,248       93,988,871
                                                                              ------------------------------
    Cash and cash equivalents .............................................     111,694,643      128,450,240
                                                                              ------------------------------
Securities available for sale .............................................      48,380,812       32,959,504
Securities held to maturity (approximate market value of $169,250,000
    and $153,892,000 at June 30, 2002 and December 31, 2001, respectively)      167,824,664      153,383,948
Federal Home Loan Bank stock, at cost .....................................       3,129,700        3,129,700
                                                                              ------------------------------
    Total securities ......................................................     219,335,176      189,473,152
                                                                              ------------------------------
Loans .....................................................................     480,210,690      493,398,442
    Allowance for loan losses .............................................      (4,475,600)      (4,239,990)
                                                                              ------------------------------
Loans, net ................................................................     475,735,090      489,158,452
                                                                              ------------------------------
Premises and equipment, net ...............................................       1,305,012        1,147,150
Accrued interest receivable ...............................................       5,592,653        5,102,592
Other assets ..............................................................       2,275,120        2,638,656
                                                                              ------------------------------
    Total assets ..........................................................   $ 815,937,694    $ 815,970,242
                                                                              ==============================
Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing ...................................................   $ 140,059,911    $ 144,512,495
    Interest-bearing:
       Demand .............................................................      32,629,697       31,570,399
       Savings ............................................................     238,567,428      249,729,844
       Time ...............................................................     159,252,442      145,917,552
                                                                              ------------------------------
    Total deposits ........................................................     570,509,478      571,730,290
Federal funds purchased and securities sold under agreements to repurchase      104,922,468      107,831,935
Other short-term borrowings ...............................................       4,588,709        6,000,000
Accrued expenses and other liabilities ....................................       2,109,824        3,395,756
Long-term borrowings ......................................................      51,600,000       48,000,000
                                                                              ------------------------------
    Total liabilities .....................................................     733,730,479      736,957,981
                                                                              ------------------------------
Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares; shares issued and
    outstanding: 2002 and 2001, 16,060,271 ................................       3,000,000        3,000,000
Additional paid-in capital ................................................      32,000,000       32,000,000
Retained earnings .........................................................      46,384,427       43,374,281
Accumulated other comprehensive income ....................................         822,788          637,980
                                                                              ------------------------------
    Total stockholders' equity ............................................      82,207,215       79,012,261
                                                                              ------------------------------
    Total liabilities and stockholders' equity ............................   $ 815,937,694    $ 815,970,242
                                                                              ==============================

See accompanying notes to consolidated financial statements ...............

               West Bancorporation, Inc. and Subsidiary
                   Consolidated Statements of Income
                              (unaudited)

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                                   2002         2001           2002          2001
                                                              ------------------------------------------------------
Interest income:
    Loans ..................................................   $ 8,307,961    $9,974,466   $16,561,231   $20,449,672
    Securities:
      U.S Treasury, government agencies and corporations ...     1,907,876     2,593,195     3,489,564     6,208,656
      States and political subdivisions ....................       408,968       378,089       840,114       724,877
      Other ................................................       279,884       200,528       541,016       355,370
    Federal funds sold and other short-term investments ....       359,557       913,255       862,228     1,336,149
                                                               -----------------------------------------------------
         Total interest income .............................    11,264,246    14,059,533    22,294,153    29,074,724
                                                               -----------------------------------------------------
Interest expense:
    Demand deposits ........................................        34,336        57,730        67,583       146,940
    Savings deposits .......................................       932,876     1,811,148     1,931,710     3,752,021
    Time deposits ..........................................     1,358,877     2,520,512     2,703,805     5,608,254
    Federal funds purchased and securities sold under
      agreements to repurchase .............................       435,110     1,616,321       967,016     3,550,791
    Other short-term borrowings ............................         4,206        21,564        16,384       426,909
    Long-term borrowings                                           715,907       726,131     1,403,661     1,394,482
                                                               -----------------------------------------------------
         Total interest expense ............................     3,481,312     6,753,406     7,090,159    14,879,397
                                                               -----------------------------------------------------

         Net interest income ...............................     7,782,934     7,306,127    15,203,994    14,195,327
Provision for loan losses ..................................       230,000       270,000       460,000       462,500
                                                               -----------------------------------------------------
         Net interest income after provision for loan losses     7,552,934     7,036,127    14,743,994    13,732,827
                                                               -----------------------------------------------------
Noninterest income:
    Service charges on deposit accounts ....................     1,115,116     1,170,310     2,118,736     2,112,825
    Trust services .........................................       141,657       138,071       299,634       296,476
    Other income ...........................................       318,008       333,772       642,227       608,310
                                                               -----------------------------------------------------
         Total noninterest income ..........................     1,574,781     1,642,153     3,060,597     3,017,611
                                                               -----------------------------------------------------
Noninterest expense:
    Salaries and employee benefits .........................     1,615,329     1,577,168     3,199,812     3,151,968
    Occupancy expenses .....................................       320,184       290,696       638,718       608,736
    Data processing expenses ...............................       265,519       235,611       530,342       463,553
    Other expenses .........................................       700,457       561,650     1,306,851     1,084,335
                                                               -----------------------------------------------------
         Total noninterest expense .........................     2,901,489     2,665,125     5,675,723     5,308,592
                                                               -----------------------------------------------------

         Income before income taxes ........................     6,226,226     6,013,155    12,128,868    11,441,846

Income taxes ...............................................     2,217,299     2,141,750     4,300,640     4,075,253
                                                               -----------------------------------------------------
         Net income ........................................   $ 4,008,927   $ 3,871,405   $ 7,828,228   $ 7,366,593
                                                               =====================================================
Basic earnings per share ...................................   $      0.25   $      0.24   $      0.49   $      0.46
                                                               =====================================================

Cash dividends per share ...................................   $      0.15   $      0.15   $      0.30   $      0.30
                                                               =====================================================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)


                                                     Six Months Ended June 30,
                                                        2002            2001
                                                   ----------------------------
Common Stock
    Beginning of year balance ..................   $  3,000,000    $  3,000,000
                                                   ----------------------------
    End of period balance ......................      3,000,000       3,000,000
                                                   ----------------------------
Additional Paid-in Capital

    Beginning of year balance ..................     32,000,000      32,000,000
                                                   ----------------------------
    End of period balance ......................     32,000,000      32,000,000
                                                   ----------------------------
Retained Earnings

    Beginning of year balance ..................     43,374,281      37,274,004
    Net income .................................      7,828,228       7,366,593
    Dividends on common stock ..................     (4,818,082)     (4,818,082)
                                                   ----------------------------
    End of period balance ......................     46,384,427      39,822,515
                                                   ----------------------------
Accumulated Other Comprehensive Income (Loss)
    Beginning of year balance ..................        637,980      (1,428,660)
    Unrealized gain on securities, net of tax ..        184,808       1,875,691
                                                   ----------------------------

    End of period balance ......................        822,788         447,031
                                                   ----------------------------
Total Stockholders' Equity .....................   $ 82,207,215    $ 75,269,546
                                                   ============================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                          2002         2001
                                                       -------------------------
Net Income .........................................   $7,828,228   $7,366,593
Other comprehensive income, unrealized gains on
    securities, net of reclassification adjustment,
    net of tax .....................................      184,808    1,875,691
                                                       -----------------------
Comprehensive income ...............................   $8,013,036   $9,242,284
                                                       =======================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                  -------------------------------
                                                                                       2002            2001
                                                                                  -------------------------------
Cash Flows from Operating Activities
    Net income ................................................................   $   7,828,228    $   7,366,593
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses ..............................................         460,000          462,500
       Net amortization .......................................................         304,441            3,495
       Loss on disposition of fixed assets ....................................          28,665                -
       Proceeds from sales of loans held for sale .............................       4,978,115        4,109,748
       Originations of loans held for sale ....................................      (4,767,670)      (4,318,748)
       Depreciation ...........................................................          72,785           71,101
       Deferred income taxes ..................................................        (113,285)      (1,027,811)
       Change in assets and liabilities:
          Decrease (increase) in accrued interest receivable ..................        (490,061)       2,489,995
          (Decrease) in accrued expenses and other liabilities ................      (1,285,932)      (1,289,661)
                                                                                  ------------------------------
             Net cash provided by operating activities ........................       7,015,286        7,867,212
                                                                                  ------------------------------
Cash Flows from Investing Activities
    Proceeds from sales, calls, and maturities of securities available for sale       2,018,838       81,539,300
    Purchase of securities available for sale .................................     (19,222,938)               -
    Proceeds from sales, calls, and maturities of securities held to maturity .      59,037,775       35,964,000
    Purchase of securities held to maturity ...................................     (71,685,691)     (24,116,375)
    Net decrease in loans .....................................................      12,752,917        8,946,841
    Purchases of bank premises and equipment ..................................        (259,312)         (28,060)
    Change in other assets ....................................................         347,180          456,014
                                                                                  ------------------------------
             Net cash provided by (used in) investing activities ..............     (17,011,231)     102,761,720
                                                                                  ------------------------------
Cash Flows from Financing Activities
    Net (decrease) in deposits ................................................      (1,220,812)     (16,267,198)
    Net (decrease) in federal funds purchased and securities sold
       under agreements to repurchase .........................................      (2,909,467)     (38,132,361)
    Net increase (decrease) in other short-term borrowings ....................      (1,411,291)       1,403,045
    Proceeds from long-term borrowings ........................................       3,600,000       10,000,000
    Cash dividends ............................................................      (4,818,082)      (4,818,082)
                                                                                  ------------------------------
             Net cash (used in) financing activities ..........................      (6,759,652)     (47,814,596)
                                                                                  ------------------------------
             Net increase (decrease) in cash and cash equivalents .............     (16,755,597)      62,814,336
Cash and Cash Equivalents
    Beginning .................................................................     128,450,240       26,510,756
                                                                                  ------------------------------
    End .......................................................................   $ 111,694,643    $  89,325,092
                                                                                  ==============================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest ...............................................................   $   7,822,835    $  16,614,234
       Income taxes ...........................................................       4,692,710        3,945,652

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)



1.   Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three and six months ended June 30, 2002 and 2001, and the consolidated balance sheets as of June 30, 2002 and December 31, 2001 include the accounts and transactions of the Company and its wholly-owned subsidiary, West Des Moines State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings Per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three and six months ended June 30, 2002 and 2001 was 16,060,271.

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

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.


                    THREE AND SIX MONTHS ENDED JUNE 30, 2002

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and six months ended June 30, 2002 compared with the same periods in 2001.

                                 Three Months Ended June 30,                             Six Months Ended June 30,
                          ------------------------------------------             -----------------------------------------
                              2002           2001          Change     Change-%       2002           2001         Change     Change-%
                          ----------------------------------------------------------------------------------------------------------
Net income ...........    $  4,008,927   $  3,871,405   $    137,522     3.6%    $  7,828,228   $  7,366,593   $   461,635      6.3%
Average assets .......     817,776,423    832,023,014    (14,246,591)   -1.7%     821,292,898    833,591,165   (12,298,267)    -1.5%
Average equity .......      80,734,858     74,127,286      6,607,572     8.9%      80,132,153     72,928,272     7,203,881      9.9%
Return on assets .....           1.97%          1.86%          0.11%     6.0%           1.92%          1.78%         0.15%      7.9%
Return on equity .....          19.92%         20.89%         -0.97%    -4.6%          19.70%         20.37%        -0.67%     -3.3%
Efficiency ratio .....          30.23%         29.12%          1.11%     3.8%          30.26%         30.17%         0.09%      0.3%
Dividend payout ratio           60.00%         62.50%         -2.50%    -4.0%          61.22%         65.22%        -3.99%     -6.1%
Equity to assets ratio           9.87%          8.91%          0.96%    10.8%           9.76%          8.75%         1.01%     11.5%

Definitions of ratios:

o    Return on assets - annualized net income divided by average assets.
o Return on equity - annualized net income divided by average stockholders' equity.
o Efficiency ratio - noninterest expense divided by noninterest income plus taxable equivalent net interest income.
o Dividend payout ratio - dividends per share divided by net income per share.
o    Equity to assets ratio - average equity divided by average assets.

Net income is higher than the previous year for the two periods shown above primarily because of increased net interest income (see discussion of net interest income below). Return on average equity has declined slightly even though net income has increased because growth in equity has been at a higher rate than the growth in net income. Return on average assets is higher than last year for both periods because net income is higher and average assets are slightly lower. Average assets are lower because funds from maturing investment securities were used to reduce short-term borrowings.

RESULTS OF OPERATIONS

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30 (dollars in thousands).

                                          Average Balance                    Interest Income/Expense               Yield/Rate
                               --------------------------------------  ------------------------------------  -----------------------
                                 2002      2001      Change  Change-%   2002      2001    Change   Change-%   2002    2001   Change
                               -----------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans:
Commercial .................   $247,430  $249,452  $ (2,022)  -0.81%   $ 3,835  $ 4,963  $(1,128)   -22.72%   6.22%   7.98%   -1.76%
Real estate ................    193,602   207,059   (13,457)  -6.50%     3,828    4,287     (459)   -10.71%   7.93%   8.30%   -0.37%
Consumer ...................     21,853    20,794     1,059    5.09%       431      479      (48)   -10.02%   7.92%   9.23%   -1.31%
Other ......................     15,866    17,479    (1,613)  -9.23%       308      338      (30)    -8.88%   7.80%   7.75%    0.05%
                               -----------------------------------------------------------------------------------------------------
Total Loans ................    478,751   494,784   (16,033)  -3.24%     8,402   10,067   (1,665)   -16.54%   7.04%   8.16%   -1.12%
                               -----------------------------------------------------------------------------------------------------
Investment securities:
Taxable ....................    196,560   185,983    10,577    5.69%     2,272    2,864     (592)   -20.66%   4.64%   6.18%   -1.54%
Tax-exempt .................     28,236    24,196     4,040   16.70%       469      422       47     11.18%   6.67%   7.00%   -0.33%
                               -----------------------------------------------------------------------------------------------------
Total investment
securities .................    224,796   210,179    14,617    6.95%     2,741    3,286     (545)   -16.57%   4.89%   6.27%   -1.38%
                               -----------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments ...     80,390    85,438    (5,048)  -5.91%       360      913     (553)   -60.57%   1.79%   4.29%   -2.50%
                               -----------------------------------------------------------------------------------------------------
Total interest-earning
assets .....................   $783,937  $790,401  $ (6,464)  -0.82%    11,503   14,266   (2,763)   -19.37%   5.89%   7.24%   -1.35%
                               =======================================--------------------------------------------------------------
Interest-bearing
liabilities:
Deposits:
Checking with interest,
  savings and money
  markets ..................   $279,699  $234,178  $ 45,521   19.44%       967    1,869     (902)   -48.26%   1.39%   3.20%   -1.81%
Time deposits ..............    149,442   175,102   (25,660) -14.65%     1,359    2,520   (1,122)   -44.52%   3.65%   5.77%   -2.12%
                               -----------------------------------------------------------------------------------------------------
Total deposits .............    429,141   409,280    19,861    4.85%     2,326    4,389   (2,064)   -47.03%   2.17%   4.30%   -2.13%
                               -----------------------------------------------------------------------------------------------------
Other borrowed funds .......    164,093   208,706   (44,613) -21.38%     1,155    2,364   (1,209)   -51.13%   2.82%   4.54%   -1.72%
                               -----------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities ..............   $593,234  $617,986  $(24,752)  -4.01%    $3,481  $ 6,753  $(3,272)   -48.45%   2.35%   4.38%   -2.03%
                               ====================================-----------------------------------------------------------------
Tax-equivalent net
interest income ............                                            $8,022  $ 7,513  $   511      6.80%
                                                                        ===================================
Net interest spread ........                                                                                  3.53%   2.86%    0.67%
                                                                                                             ======================
Net interest margin ........                                                                                  4.10%   3.81%    0.29%
                                                                                                             =======================

Data for the six months ended June 30 (dollars in thousands).

                                            Average Balance                         Interest Income/Expense             Yield/Rate
                              ------------------------------------------------------------------------------------------------------
                                2002       2001      Change   Change-%   2002     2001      Change   Change-%  2002    2001   Change
                              ------------------------------------------------------------------------------------------------------
Interest-earning
Loans:
Commercial ................   $248,815   $249,449   $   (634)  -0.25%   $7,582   $10,389   $(2,807)   -27.01%  6.15%   8.40%  -2.25%
Real estate ...............    195,751    208,302    (12,551)  -6.03%    7,703     8,555      (852)    -9.95%  7.94%   8.28%  -0.34%
Consumer ..................     20,679     21,666       (987)  -4.55%      846     1,010      (164)   -16.24%  8.25%   9.40%  -1.15%
Other .....................     15,968     17,730     (1,762)  -9.94%      621       671       (50)    -7.45%  7.84%   7.64%   0.20%
                              ------------------------------------------------------------------------------------------------------
Total Loans ...............    481,213    497,147    (15,934)  -3.21%   16,752    20,625    (3,873)   -18.78%  7.02%   8.37%  -1.35%
                              ------------------------------------------------------------------------------------------------------
Investment securities:
Taxable ...................    179,770    214,741    (34,971) -16.29%    4,199     6,704     (2,505)  -37.36%  4.71%   6.30%  -1.59%
Tax-exempt ................     28,895     23,078      5,817   25.21%      970       792        178    22.47%  6.77%   6.92%  -0.15%
                              ------------------------------------------------------------------------------------------------------
Total investment
securities ................    208,665    237,819    (29,154) -12.26%    5,169     7,496     (2,327)  -31.03%  5.00%   6.36%  -1.36%
                              ------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments ..     97,638     58,511     39,127   66.87%      862     1,336       (474)  -35.47%  1.78%   4.61%  -2.83%
                              ------------------------------------------------------------------------------------------------------
Total interest-earning
assets ....................   $787,516   $793,477   $ (5,961)  -0.75%   22,783    29,457     (6,674)  -22.65%  5.83%   7.49%  -1.65%
                              =======================================---------------------------------------------------------------
Interest-bearing
liabilities:
Deposits:
Checking with interest,
    savings and
    money markets .........   $276,750   $225,927   $ 50,823   22.50%    2,000     3,900     (1,900)  -48.72%  1.46%   3.48%  -2.02%
Time deposits .............    142,488    187,619    (45,131) -24.05%    2,704     5,608     (2,904)  -51.79%  3.83%   6.03%  -2.20%
                              ------------------------------------------------------------------------------------------------------
Total deposits ............    419,238    413,546      5,692    1.38%    4,704     9,508     (4,804)  -50.53%  2.26%   4.64%  -2.38%
                              ------------------------------------------------------------------------------------------------------

Other borrowed funds ......    178,452    213,999    (35,547) -16.61%    2,387     5,372     (2,985)   -55.57% 2.70%   5.06%  -2.36%
                              ------------------------------------------------------------------------------------------------------
Total interest-bearing
liabilities ...............   $597,690   $627,545   $(29,855)  -4.76%    7,091    14,880     (7,789)   -52.35% 2.39%   4.78%  -2.39%
                              =======================================---------------------------------------------------------------

Tax-equivalent net interest
  income ..................                                            $15,692   $14,577   $  1,115      7.66%
                                                                       =======================================
Net interest spread ..............                                                                             3.44%   2.70%   0.74%
                                                                                                               =====================
Net interest margin ..............                                                                             4.01%   3.69%   0.32%
                                                                                                               =====================

Net interest income is computed by subtracting total interest expense from total interest income. Net interest spread is calculated by subtracting the average rate paid on interest bearing liabilities from the average yield on interest earning assets. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period.

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Interest rates moved down throughout the year 2001. Through the first six months of 2002, the Federal Reserve has not changed the target rate for Federal funds.

The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition, and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market area served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates. Most of the decline in loans, compared to a year ago, came in residential real estate loans as the Company sold lower, fixed rate, long-term loans originated during 2001 and 2002 in the secondary market, to avoid the interest rate risk associated with holding such loans in the portfolio. The yield on loans has been fairly constant during the first six months of 2002, with the exception of consumer loans. The yield on consumer loans should continue to decline somewhat because new loan rates are lower than the rates on maturing loans and for the most part, the Company has discontinued the purchase of dealer paper.

In 2001, the average balance of investment securities was declining as maturity proceeds were used to pay off short-term debt. So far in 2002, the average balance of investment securities has been increasing which is the result of slightly declining loan balances and the investment of some funds that had been in Federal funds sold and other short-term investments.

The average rate paid on deposits is lower than last year and has continued to decline this year. As discussed elsewhere in this report, some maturing time deposits are being invested upon maturity in money market savings accounts. This accounts for an increase in the money market category and lowers the overall cost of deposits since the rate on money market accounts is lower than time deposits. Competition for deposits remains intense in the market area served by the Company.

During the first quarter of 2001, the Company was borrowing on a short-term basis from the Federal Home Loan Bank. Those borrowings were paid off in the second quarter of 2001 resulting in a decrease in average borrowings for the first six months of 2002 of $12 million. The remaining decline in average borrowings for the first six months of this year compared to last year is due to Federal funds purchased, down $10 million, and securities sold under agreement to repurchase, down $13 million. The decline in average borrowings for the second quarter of 2002 compared to 2001 is due to Federal funds purchased, lower by $27 million, and securities sold under agreement to repurchase, lower by $15 million.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and six months ended June 30, 2002 and the same respective periods for 2001 as well as common ratios related to the allowance for loan losses.

                                                  Three months ended June 30,                  Six months ended June 30,
                                         ----------------------------------------    -----------------------------------------
                                             2002           2001          Change         2002            2001         Change
                                         -------------------------------------------------------------------------------------
Balance at beginning of period .......   $  4,339,811   $  4,100,613                 $  4,239,990     $  4,194,498

Charge-offs ..........................       (251,819)      (440,868)    $189,049        (392,294)        (741,515)   $349,221

Recoveries ...........................        157,608          7,080      150,528         167,904           21,342     146,562
                                         ---------------------------                 -----------------------------

Net charge-offs ......................        (94,211)      (433,788)     339,577        (224,390)        (720,173)    495,783

Provision charged to operations ......        230,000        270,000      (40,000)        460,000          462,500      (2,500)
                                         ---------------------------                 -----------------------------
Balance at end of period .............   $  4,475,600   $  3,936,825                 $  4,475,600     $  3,936,825
                                         ===========================                 =============================

Average loans outstanding ............   $478,750,719   $494,783,851                 $481,212,854     $497,146,871
Ratio of net charge-offs during the
   period to average loans outstanding          0.02%          0.09%                        0.05%            0.14%
Ratio of allowance for loan losses
   to average loans outstanding ......          0.93%          0.80%                        0.93%            0.79%

Charge-offs have been lower during the second quarter and first half of 2002 compared to the same periods last year. Conversely, recoveries on loans previously charged-off have been higher in 2002 than 2001. The net effect of these trends is that net charge-offs, as shown above, are significantly lower this year than the prior year. The positive trends in charge-offs and recoveries coupled with the analysis of the adequacy of the allowance for loan losses resulted in a provision for loan losses for the second quarter and first half of 2002 that was slightly lower than last year.

Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions and industry trends in addition to the actual loss experience. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date; however, changes in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Income category that represent significant variances are shown.

                                           Three months ended June 30,                        Six months ended June 30,
                                  --------------------------------------------   ----------------------------------------------
                                      2002       2001       Change    Change-%      2002         2001        Change    Change-%
                                  ---------------------------------------------------------------------------------------------
Service charges on deposit
  accounts ...................... $1,115,116  $1,170,310   $(55,194)    -4.72%   $2,118,736   $2,112,825    $  5,911      0.28%
Trust services ..................    141,657     138,071      3,586      2.60%      299,634      296,476       3,158      1.07%
Other:
      Letter of credit fees .....     11,012      15,712     (4,700)   -29.91%       42,996       17,847      25,149    140.91%
      VISA/Mastercard income ....     51,632      41,500     10,132     24.41%      101,032       82,450      18,582     22.54%
      Gain on sale of real estate     28,440      50,552    (22,112)   -43.74%       63,341       81,112     (17,771)   -21.91%
      Income from check sales ...     39,500      33,000      6,500     19.70%       77,800       65,200      12,600     19.33%
      All other .................    187,424     193,008     (5,584)    -2.89%      357,058      361,701      (4,643)    -1.28%
                                  ---------------------------------------------------------------------------------------------
      Total other ...............    318,008     333,772     (15,764)   -4.72%      642,227      608,310      33,917      5.58%
                                  ---------------------------------------------------------------------------------------------
      Total noninterest income .. $1,574,781  $1,642,153    $(67,372)   -4.10%   $3,060,597   $3,017,611     $42,986      1.42%
                                  =============================================================================================

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income. The decline in service charges on deposit accounts is due to a lower number of overdrafts and return checks. The Company is seeing a decline in the number of customers writing checks that would cause an overdrawn account balance. VISA/Mastercard income is up because the Bank converted to a lower cost processor that is also within the Bank's market area and results in improved service for the Bank and its merchant customers. The gain on the sale of real estate loans is lower this year because of more competitive pricing in the marketplace. The volume of loans sold is actually slightly higher than last year, but the amount of fees collected have been lower which then results in lower gains from the sale of those loans. Income from check sales is higher this year because of more favorable pricing terms negotiated in the contract that was renewed in the second half of 2001.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other expense category that represent significant variances are shown.

                                                      Three months ended June 30,                Six months ended June 30,
                                             ------------------------------------------  -------------------------------------------
                                                 2002       2001      Change   Change-%     2002         2001       Change  Change-%
                                             ---------------------------------------------------------------------------------------
Salaries and employee benefits ..........    $1,615,329  $1,577,168  $ 38,161    2.42%   $3,199,812   $3,151,968   $ 47,844    1.52%
Occupancy expenses ......................       320,184     290,696    29,488   10.14%      638,718      608,736     29,982    4.93%
Data processing expenses ................       265,519     235,611    29,908   12.69%      530,342      463,553     66,789   14.41%
Other:
  Miscellaneous losses ..................        51,289      21,799    29,490  135.28%      118,425       49,282     69,143  140.30%
  Advertising ...........................        67,900      47,501    20,399   42.94%      108,005       89,424     18,581   20.78%
  Nasdaq filing fee and related
    professional fees ...................       125,591          --   125,591      --       155,487           --    155,487      --
  All other .............................       455,677     492,350   (36,673)  -7.45%      924,934      945,629    (20,695)  -2.19%
                                             ---------------------------------------------------------------------------------------
       Total other ......................       700,457     561,650   138,807   24.71%    1,306,851    1,084,335    222,516   20.52%
                                             ---------------------------------------------------------------------------------------
       Total noninterest expense ........    $2,901,489  $2,665,125  $236,364    8.87%   $5,675,723   $5,308,592   $367,131    6.92%
                                             =======================================================================================

Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the provision for loan losses, and income tax expense. The increase in Occupancy expenses, particularly in the second quarter is a combination of increases in property taxes, maintenance and repairs, and lease payments. Data processing expenses are higher than last year because certain item processing functions were outsourced during the third quarter of 2001. That also contributes to the low increases in the Salaries and Employee Benefits category. The increase in miscellaneous losses is due to losses involving forged and fraudulently deposited checks the Company experienced in early 2002, and during the second quarter of 2002, a loss of approximately $29,000 on the disposition of personal computers that were replaced in order to run updated software programs. Advertising expense has increased due to specific marketing programs that have been implemented. The Company paid Nasdaq an initial listing fee of $100,000 during the second quarter of 2002. The remaining costs relate to legal and accounting services associated with registering the Company's common stock with the Securities and Exchange Commission. These are one-time costs, however, legal and accounting fees will be somewhat higher on an ongoing basis due to the SEC reports the Company is now required to file.

Income Tax Expense

There has been no change in strategy concerning income taxes. The effective income tax rate as a percent of income before taxes for the three and six months ended June 30, 2002 was 35.6 percent and 35.5 percent, respectively, compared to
35.8 percent and 35.7 percent respectively for the same periods last year. Included in the effective rate is the State of Iowa franchise tax payable by the Bank. The franchise tax is 5% of income before taxes and is deductible for Federal income tax purposes.

FINANCIAL CONDITION

Total assets as of June 30, 2002 were $815,938,000, a very slight decrease from $815,970,000 at December 31, 2001.

Investment Securities

Investment securities available for sale as of June 30, 2002 have increased $15,421,000 from December 31, 2001. Since December 31, 2001, investment securities classified as held to maturity have increased $14,441,000. Investment securities have increased as a result of a decline in loans and by the investment of funds that had been in Federal funds sold.

Loans

Loans outstanding declined $13,188,000 from December 31, 2001 to June 30, 2002. The category with the largest decline is 1-4 family residential real estate loans, which are down $6,500,000. In this low interest rate environment, the Company has not been adding to its portfolio. Most new loans are sold in the secondary market to avoid the interest rate risk associated with holding long-term, lower interest rate loans. The next largest decline is in the construction loan category, which declined $6,082,000 from December 31, 2001. Because of the mild winter, construction projects continued and some were completed ahead of schedule. Loans are expected to increase when economic conditions improve.

Deposits

Total deposits as of June 30, 2002 were $570,509,000 compared with $571,730,000 as of December 31, 2001. Deposits as of these two points in time have not substantially changed. However, with deposits, it is sometimes more appropriate to look at average balances because the balances on any given day, particularly quarter ends, can fluctuate significantly. (Please refer to the average balances shown in the table under Net Interest Income.) Time deposits are lower than last year and transaction accounts are higher. Generally, customers have been less inclined to lock in low rate certificates of deposit and have kept their funds in money market or savings accounts waiting for interest rates to move higher. For the first six months of 2002, non-interest-bearing checking accounts averaged $140,000,000 compared to $128,000,000 for the first six months of 2001.

Borrowings

During the first quarter of 2002, the Company borrowed an additional $3,600,000 from the Federal Home Loan Bank (FHLB), bringing the total FHLB advances to $51,600,000. The new advances had a weighted average maturity of 4.11 years and a weighted average rate of 4.76%. There have been no other changes in long-term borrowings during 2002. The balance of Federal funds purchased and securities sold under agreement to repurchase was $104,922,000 at June 30, 2002, down from $107,832,000 at December 31, 2001. The decline is attributable to customer repurchase agreements. This category is used by commercial customers as a short-term interest earning investment and can fluctuate significantly at any given time. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at June 30, 2002 and December 31, 2001.

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items.

                                                        December 31,
                                       June 30, 2002        2001        Change
                                       -----------------------------------------

Nonaccrual loans ....................   $ 1,376,361     $   878,009    $498,352
Other real estate owned .............       800,366       1,089,346    (288,980)
                                        ----------------------------------------
Total non-performing assets .........   $ 2,176,727     $ 1,967,355    $209,372
                                        ========================================

Non-performing assets to total loans          0.45%           0.40%       0.05%

Non-performing assets to total assets         0.27%           0.24%       0.03%

Loans past due 90 days and still
   accruing interest ................   $   599,373     $   395,431    $203,942

The increase in non-accrual loans relates to one commercial relationship, which as of June 30, 2002 accounts for $1,269,000 of total non-accrual loans. The relationship includes loans secured by real estate and operating loans. Operating loans totaling $100,000 were charged off during the second quarter and are therefore not included in the previously referenced balance. The decline in Other Real Estate Owned relates to the sale of lots associated with a development project that accounts for $630,000 of this category. The remaining balance in Other Real Estate Owned consists of one single-family house and one residential lot. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest. Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and the Related Allowance for Loan Losses".

Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2002, the allowance for loan losses provides for probable losses in the loan portfolio.

Capital Resources

Total shareholders' equity was 10.1 percent of total assets as of June 30, 2002 and 9.7 percent on December 31, 2001.

The table below shows the various measures of regulatory capital and related ratios.

                                                                    December 31,
                                                   June 30, 2002        2001
                                                   -----------------------------
Total shareholders' equity .....................   $ 82,207,215    $ 79,012,261
Less: net unrealized gains on available for
  sale securities ..............................       (822,788)       (637,980)
Less: intangible assets ........................        (63,641)        (79,551)
                                                   -----------------------------
Tier 1 capital .................................     81,320,786      78,294,730
Plus: allowance for loan losses ................      4,475,600       4,239,990
                                                   -----------------------------
Total risk-based capital .......................   $ 85,796,386    $ 82,534,720
                                                   =============================


                                                   Regulatory requirements
                                                         to be:
                                                  ------------------------   Actual Regulatory Capital Ratios as of:
                                                  Adequately      Well-     -----------------------------------------
                                                  Capitalized  Capitalized    June 30, 2002       December 31, 2001
                                                  -------------------------------------------------------------------
Total risk-based capital as % of
  risk-weighted assets ........................       8.0%        10.0%            14.6%                13.6%
Tier 1 capital as % of risk-weighted assets ...       4.0%         6.0%            13.9%                12.9%
Tier 1 capital as % average assets ............       4.0%         5.0%             9.9%                 9.3%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted assets totals. Management believes, and data in the above table show that, as of June 30, 2002 and December 31, 2001, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $111,695,000 as of June 30, 2002, compared with $128,450,000 as of December 31, 2001. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $59 million and has collateral at the Federal Home Loan Bank that would allow it to borrow an additional $65 million, if necessary. Management believes that the Company has sufficient liquidity and sources of funds as of June 30, 2002 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The Company uses an in-house computer software simulation-modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The analysis of the Company's interest rate risk was presented in the Form 10 filed by the Company on March 11, 2002. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2002 changed when compared to 2001.

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

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading "Market Risk Management" is incorporated herein by reference.

Part II - Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

Exhibits
--------------------------------------------------------------------------------

3.1      Restated Articles of Incorporation of the Company *
3.2      By-laws of the Company *
10.1     Lease *
10.2     Supplemental *
10.3     Short-term Lease *
10.4     Assignment *
10.5     Lease Modification Agreement No. 1 *
10.6     Memorandum of Real estate contract *
10.7     Affidavit *
10.8     Addendum to Lease *
10.9     Data Processing Contract *
10.10    Employment Contract *
10.11    Consulting Contract *
99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002
   * Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

(b) Reports on Form 8-K: During the three months ended June 30, 2002, the Company filed a Form 8-K on June 13, 2002 which contained a presentation made by Company executives at an investment banking conference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)


August 13, 2002                 By: /s/ David L. Miller
---------------                     --------------------------------------------
Dated                               David L. Miller
                                    Chairman, President, Chief Executive Officer

August 13, 2002                By: /s/ Douglas R. Gulling
---------------                    ---------------------------------------------
Dated                              Douglas R. Gulling
                                   Chief Financial Officer
                                   (Principal Accounting Officer)