Form 10-Q
period 2002-09-30
WEST BANCORPORATION INC
filed 2002-11-14
CIK 1166928

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
--------------------------------------------------------------------------------
September 30, 2002                                                0-49677

                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         IOWA                                          42-1230603
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                  1601 22nd Street, West Des Moines, Iowa 50266

                         Telephone Number (515) 222-2300

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No___

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ____    No_x__

As of November 13, 2002, there were 16,060,271 shares of common stock, no par value outstanding.

                    West Bancorporation, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                   (unaudited)
                                                                                  September 30,     December 31,
                                                                                       2002             2001
                                                                                  ------------------------------
Assets
Cash and due from banks .......................................................   $  38,067,323    $  34,461,369
Federal funds sold and other short term investments ...........................      74,737,820       93,988,871
                                                                                  ------------------------------
    Cash and cash equivalents .................................................     112,805,143      128,450,240
                                                                                  ------------------------------
Securities available for sale .................................................      49,588,663       32,959,504
Securities held to maturity (approximate market value of $173,698,000
    and $153,892,000 at September 30, 2002 and December 31, 2001, respectively)     170,486,240      153,383,948
Federal Home Loan Bank stock, at cost .........................................       3,129,700        3,129,700
                                                                                  ------------------------------
    Total securities ..........................................................     223,204,603      189,473,152
                                                                                  ------------------------------
Loans .........................................................................     481,535,302      493,398,442
    Allowance for loan losses .................................................      (4,360,989)      (4,239,990)
                                                                                  ------------------------------
Loans, net ....................................................................     477,174,313      489,158,452
                                                                                  ------------------------------
Premises and equipment, net ...................................................       1,380,637        1,147,150
Accrued interest receivable ...................................................       5,448,592        5,102,592
Other assets ..................................................................       2,273,336        2,638,656
                                                                                  ------------------------------
    Total assets ..............................................................   $ 822,286,624    $ 815,970,242
                                                                                  ==============================

Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing .......................................................   $ 156,636,239    $ 144,512,495
    Interest-bearing:
       Demand .................................................................      34,645,866       31,570,399
       Savings ................................................................     227,533,508      249,729,844
       Time ...................................................................     152,123,024      145,917,552
                                                                                  ------------------------------
    Total deposits ............................................................     570,938,637      571,730,290
Federal funds purchased and securities sold under agreements to repurchase ....     109,001,341      107,831,935
Other short-term borrowings ...................................................       4,327,422        6,000,000
Accrued expenses and other liabilities ........................................       2,450,418        3,395,756
Long-term borrowings ..........................................................      51,600,000       48,000,000
                                                                                  ------------------------------
    Total liabilities .........................................................     738,317,818      736,957,981
                                                                                  -----------------------------
Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares; shares issued and
    outstanding: 2002 and 2001, 16,060,271 ....................................       3,000,000        3,000,000
Additional paid-in capital ....................................................      32,000,000       32,000,000
Retained earnings .............................................................      47,984,972       43,374,281
Accumulated other comprehensive income ........................................         983,834          637,980
                                                                                  -----------------------------
    Total stockholders' equity ................................................      83,968,806       79,012,261
                                                                                  ------------------------------
    Total liabilities and stockholders' equity ................................   $ 822,286,624    $ 815,970,242
                                                                                  ==============================

See Accompanying Notes to Consolidated Financial Statements.

                    West Bancorporation, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                   2002          2001          2002          2001
                                                               -----------------------------------------------------
Interest income:
    Loans ..................................................   $ 8,224,343   $ 9,718,214   $24,785,573   $30,167,885
    Securities:
       U.S Treasury, government agencies and corporations ..     1,746,041     2,012,710     5,235,606     8,221,365
       States and political subdivisions ...................       396,868       408,506     1,236,981     1,133,383
       Other ...............................................       314,500       156,446       855,516       511,817
    Federal funds sold and other short-term investments ....       437,466     1,133,221     1,299,694     2,469,370
                                                               -----------------------------------------------------
         Total interest income .............................    11,119,218    13,429,097    33,413,370    42,503,820
                                                               -----------------------------------------------------
Interest expense:
    Demand deposits ........................................        35,981        45,081       103,564       192,021
    Savings deposits .......................................       888,570     1,826,026     2,820,280     5,578,048
    Time deposits ..........................................     1,284,800     1,854,492     3,988,605     7,462,745
    Federal funds purchased and securities sold under
       agreements to repurchase ............................       456,662     1,263,729     1,423,678     4,814,521
    Other short-term borrowings ............................         7,998        22,644        24,381       449,553
    Long-term borrowings ...................................       723,774       735,847     2,127,435     2,130,328
                                                               -----------------------------------------------------
         Total interest expense ............................     3,397,785     5,747,819    10,487,943    20,627,216
                                                               -----------------------------------------------------
         Net interest income ...............................     7,721,433     7,681,278    22,925,427    21,876,604
Provision for loan losses ..................................       250,000       300,000       710,000       762,500
                                                               -----------------------------------------------------
         Net interest income after provision for loan losses     7,471,433     7,381,278    22,215,427    21,114,104
                                                               -----------------------------------------------------
Noninterest income:
    Service charges on deposit accounts ....................     1,194,710     1,164,418     3,313,446     3,277,244
    Trust services .........................................       138,000       122,647       437,634       419,123
    Other income ...........................................       387,336       325,430     1,029,563       933,739
    Realized gains from securities available for sale ......        91,509            --        91,509            --
                                                               -----------------------------------------------------
         Total noninterest income ..........................     1,811,555     1,612,495     4,872,152     4,630,106
                                                               -----------------------------------------------------
Noninterest expense:
    Salaries and employee benefits .........................     1,618,790     1,604,693     4,818,602     4,756,662
    Occupancy expenses .....................................       327,599       296,975       966,317       905,711
    Data processing expenses ...............................       238,820       267,741       769,162       731,294
    Other expenses .........................................       609,052       544,786     1,915,904     1,629,120
                                                               -----------------------------------------------------
         Total noninterest expense .........................     2,794,261     2,714,195     8,469,985     8,022,787
                                                               -----------------------------------------------------
         Income before income taxes ........................     6,488,727     6,279,578    18,617,594    17,721,423
Income taxes ...............................................     2,318,538     2,232,500     6,619,178     6,307,753
                                                               -----------------------------------------------------
         Net income ........................................   $ 4,170,189   $ 4,047,078   $11,998,416   $11,413,670
                                                               =====================================================
Basic earnings per share ...................................   $      0.26   $      0.25   $      0.75   $      0.71
                                                               =====================================================

Cash dividends per share ...................................   $      0.16   $      0.15   $      0.46   $      0.45
                                                               =====================================================

See Accompanying Notes to Consolidated Financial Statements.

                    West Bancorporation, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                       2002            2001
                                                 -------------------------------
Common Stock
    Beginning of year balance ..................   $  3,000,000    $  3,000,000
                                                   ----------------------------
    End of period balance ......................      3,000,000       3,000,000
                                                   ----------------------------
Additional Paid-in Capital

    Beginning of year balance ..................     32,000,000      32,000,000
                                                   ----------------------------
    End of period balance ......................     32,000,000      32,000,000
                                                   ----------------------------
Retained Earnings

    Beginning of year balance ..................     43,374,281      37,274,004
    Net income .................................     11,998,416      11,413,670
    Dividends on common stock ..................     (7,387,725)     (7,227,122)
                                                   ----------------------------
    End of period balance ......................     47,984,972      41,460,552
                                                   ----------------------------
Accumulated Other Comprehensive Income (Loss)
    Beginning of year balance ..................        637,980      (1,428,660)
    Unrealized gain on securities, net of tax ..        345,854       2,261,659
                                                   ----------------------------
    End of period balance ......................        983,834         832,999
                                                   ----------------------------
Total Stockholders' Equity .....................   $ 83,968,806    $ 77,293,551
                                                   ============================


                    West Bancorporation, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                      2002           2001
                                                 -------------------------------
Net Income .......... ..........................   $11,998,416   $11,413,670
Other comprehensive income, increase in
   unrealized gains on securities, net of
   reclassification adjustment, net of tax .....       345,854     2,261,659
                                                   -------------------------
Comprehensive income ...........................   $12,344,270   $13,675,329
                                                   =========================

See Accompanying Notes to Consolidated Financial Statements.

                    West Bancorporation, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                       2002            2001
                                                                                 -------------------------------
Cash Flows from Operating Activities
    Net income ................................................................   $  11,998,416    $  11,413,670
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses ..............................................         710,000          762,500
       Net amortization .......................................................         473,830           26,033
       Loss on disposition of fixed assets ....................................          28,665             --
       Gains on the sale of loans and securities available for sale ...........         220,865          108,345
       Proceeds from sales of loans held for sale .............................       7,865,424        6,631,228
       Originations of loans held for sale ....................................      (8,337,780)      (6,741,573)
       Depreciation ...........................................................         120,665          105,066
       Deferred income taxes ..................................................        (145,269)        (544,776)
       Change in assets and liabilities:
          Decrease (increase) in accrued interest receivable ..................        (346,000)       3,048,821
          (Decrease) in accrued expenses and other liabilities ................        (945,338)        (600,787)
                                                                                  ------------------------------
            Net cash provided by operating activites ..........................      11,643,478       14,208,527
                                                                                  ------------------------------
Cash Flows from Investing Activities
    Proceeds from sales, calls, and maturities of securities available for sale       4,432,866      121,802,006
    Purchase of securities available for sale .................................     (21,876,919)              --
    Proceeds from calls and maturities of securities held to maturity .........     103,965,544       98,398,225
    Purchase of securities held to maturity ...................................    (120,236,162)     (78,632,256)
    Proceeds from redemption of Federal Home Loan Bank stock ..................              --        8,002,200
    Net decrease in loans .....................................................      11,617,139        6,554,330
    Purchases of bank premises and equipment ..................................        (382,817)        (146,223)
    Change in other assets ....................................................         274,324          387,277
                                                                                  ------------------------------
            Net cash provided by (used in) investing activities ...............     (22,206,025)     156,365,559
                                                                                  ------------------------------
Cash Flows from Financing Activities
    Net (decrease) in deposits ................................................        (791,653)     (21,967,499)
    Net increase (decrease) in federal funds purchased and securities sold
       under agreements to repurchase .........................................       1,169,406       (5,122,511)
    Net increase (decrease) in other short-term borrowings ....................      (1,672,578)         865,540
    Proceeds from long-term borrowings ........................................       3,600,000       10,000,000
    Principal payments on long-term borrowings ................................            --        (10,000,000)
    Cash dividends ............................................................      (7,387,725)      (7,227,122)
                                                                                  ------------------------------
            Net cash (used in) financing activities ...........................      (5,082,550)     (33,451,592)
                                                                                  ------------------------------
            Net increase (decrease) in cash and cash equivalents ..............     (15,645,097)     137,122,494
Cash and Cash Equivalents
    Beginning .................................................................     128,450,240       26,510,756
                                                                                  ------------------------------
    End .......................................................................   $ 112,805,143    $ 163,633,250
                                                                                  ==============================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest ...............................................................   $  11,225,791    $  22,328,620
       Income taxes ...........................................................       6,996,675        6,137,452

See Accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)



1.   Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three and nine months ended September 30, 2002 and 2001, and the consolidated balance sheets as of September 30, 2002 and December 31, 2001 include the accounts and transactions of the
Company and its wholly-owned subsidiary, West Des Moines State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings Per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three and nine months ended September 30, 2002 and 2001 was 16,060,271.

3.   Impact of New Financial Accounting Standards

In October  2002,  the FASB issued SFAS No. 147,  which  addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Transaction provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The carrying amount of an unidentifiable intangible asset shall continue to be amortized after October 1, 2002, unless the transaction in which the asset arose was a business combination. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 was applied in its entirety. The Company has no unidentifiable intangible assets recorded as of September 30, 2002, and therefore believes SFAS No. 147 has no effect on the accompanying consolidated financial statements.

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

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2002 compared with the same periods in 2001.

                                     Three months ended September 30,                       Nine months ended September 30,
                             -------------------------------------------------  ----------------------------------------------------
                               2002         2001          Change     Change-%      2002            2001          Change    Change-%
                             -------------------------------------------------------------------------------------------------------
Net income ..............  $  4,170,189  $  4,047,078   $   123,111     3.0%   $ 11,998,416  $ 11,413,670    $   584,746     5.1%
Average assets ..........   832,573,412   834,568,766    (1,995,354)   -0.2%    825,094,390   834,931,602     (9,837,212)   -1.2%
Average stockholders'
  equity ................    82,864,058    75,907,530     6,956,528     9.2%     81,052,795    73,932,271      7,120,524     9.6%

Return on assets ........         1.99%         1.92%         0.06%     3.3%          1.94%         1.83%          0.12%     6.4%

Return on equity ........        19.97%        21.15%        -1.19%    -5.6%         19.79%        20.64%         -0.85%    -4.1%

Efficiency ratio ........        28.88%        28.50%         0.38%     1.3%         29.79%        29.59%          0.20%     0.7%

Dividend payout ratio ...        61.54%        60.00%         1.54%     2.6%         61.33%        63.38%         -2.05%    -3.2%

Equity to assets ratio ..         9.95%         9.10%         0.86%     9.4%          9.82%         8.85%          0.97%    10.9%

Definitions of ratios:

  Return on assets - annualized net income divided by average assets.
  Return on equity - annualized net income  divided by average  stockholders'
    equity.
  Efficiency ratio - noninterest  expense divided by noninterest  income plus taxable equivalent net interest income.
  Dividend  payout  ratio -  dividends  per share  divided  by net income per share.
  Equity to assets ratio - average equity divided by average assets.

Net income for the first nine months of 2002 is higher than the previous year primarily because of increased net interest income (see discussion of net interest income below). Net income for the third quarter of 2002 is higher than the third quarter of 2001 mostly because of increased non-interest income (see discussion of noninterest income later in this report). Return on average equity has declined slightly even though net income has increased because growth in equity has been at a higher rate than the growth in net income. Return on average assets is higher than last year for both periods because net income is higher and average assets are slightly lower. Average assets are lower because funds from maturing investment securities were used to reduce short-term borrowings.

RESULTS OF OPERATIONS

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest earning assets or interest bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended September 30 (dollars in thousands).

                                          Average Balance                   Interest Income/Expense                 Yield/Rate
                             ---------------------------------------  --------------------------------------  ----------------------
                                2002      2001     Change   Change-%    2002       2001   Change    Change-%  2002    2001   Change
                             -------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans:
Commercial ..............    $ 253,995  $255,211  $ (1,216)  -0.48%   $ 3,898    $ 5,061  $(1,163)   -22.97%  6.09%   7.87%   -1.78%
Real estate .............      189,497   200,582   (11,085)  -5.53%     3,708      3,951     (242)    -6.14%  7.76%   7.81%   -0.05%
Consumer ................       20,635    20,369       265    1.30%       407        471      (64)   -13.57%  7.83%   9.18%   -1.35%
Other ...................       15,511    18,336    (2,825) -15.41%       305        330      (25)    -7.67%  7.79%   7.14%    0.65%
                             -------------------------------------------------------------------------------------------------------
Total Loans .............      479,637   494,498   (14,860)  -3.01%     8,318      9,813   (1,495)   -15.23%  6.88%   7.87%   -0.99%
                             -------------------------------------------------------------------------------------------------------
Investment securities:
Taxable .................      190,527   151,668    38,860   25.62%     2,145      2,239      (94)    -4.21%  4.47%   5.86%   -1.39%
Tax-exempt ..............       27,884    27,508       376    1.37%       453        473      (20)    -4.30%  6.44%   6.82%   -0.38%
                             -------------------------------------------------------------------------------------------------------
Total investment
  securities ............      218,412   179,176    39,236   21.90%     2,598      2,712     (114)    -4.23%  4.72%   6.01%   -1.29%
                             -------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments       100,097   127,817   (27,720) -21.69%       437      1,133     (696)   -61.40%  1.73%   3.52%   -1.78%
                             -------------------------------------------------------------------------------------------------------
Total interest-earning
  assets ................    $ 798,146  $801,490  $ (3,344)  -0.42%    11,353     13,658   (2,305)   -16.87%  5.64%   6.76%   -1.12%
                             =======================================================================================================

Interest-bearing liabilities:
Deposits:
Checking with interest,
  savings and money
  markets ................   $ 277,970  $273,889   $ 4,081    1.49%   $   925    $ 1,871     (946)   -50.59%  1.32%   2.71%   -1.39%
Time deposits ............     155,697   141,074    14,623   10.37%     1,285      1,854     (569)   -30.72%  3.27%   5.22%   -1.94%
                             -------------------------------------------------------------------------------------------------------
Total deposits ...........     433,667   414,964    18,703    4.51%     2,210      3,725   (1,515)   -40.70%  2.02%   3.56%   -1.54%
                             -------------------------------------------------------------------------------------------------------

Other borrowed funds .....     170,418   207,376   (36,958) -17.58%     1,188      2,022     (834)   -41.23%  2.77%   3.87%   -1.10%
                             -------------------------------------------------------------------------------------------------------

Total interest-bearing
  liabilities ............   $ 604,085  $622,339  $(18,255)  -2.93%     3,398      5,747   (2,349)   -40.89%  2.26%   3.70%   -1.45%
                             ======================================-----------------------------------------------------------------

Tax-equivalent net
  interest income ........                                          $  7,955     $ 7,911  $    44      0.57%
                                                                    ========================================
Net interest spread ......                                                                                    3.38%   3.06%    0.32%
                                                                                                             =======================

Net interest margin ......                                                                                    3.95%   3.92%    0.03%
                                                                                                             =======================

Data for the nine months ended September 30 (dollars in thousands).

                                        Average Balance                       Interest Income/Expense                Yield/Rate
                          ------------------------------------------  -------------------------------------  -----------------------
                            2002       2001      Change     Change-%   2002      2001      Change  Change-%   2002    2001    Change
                          ----------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans:
Commercial .............. $ 250,560  $251,391   $   (831)    -0.33%   $11,481   $15,450   $(3,969)  -25.69%   6.13%   8.22%   -2.09%
Real estate .............   193,643   205,701    (12,057)    -5.86%    11,412    12,505    (1,094)   -8.75%   7.88%   8.13%   -0.25%
Consumer ................    20,664    21,229       (564)    -2.66%     1,253     1,482      (229)  -15.42%   8.11%   9.33%   -1.22%
Other ...................    15,814    17,934     (2,120)   -11.82%       926     1,001       (76)   -7.56%   7.83%   7.46%    0.36%
                          ----------------------------------------------------------------------------------------------------------
Total Loans .............   480,682   496,254    (15,572)    -3.14%    25,071    30,438    (5,367)  -17.63%   6.97%   8.20%   -1.23%
                          ----------------------------------------------------------------------------------------------------------

Investment securities:
Taxable .................   183,395   193,485    (10,090)    -5.22%     6,344     8,943    (2,599)  -29.06%   4.63%   6.18%   -1.55%
Tax-exempt ..............    28,555    24,571      3,984     16.21%     1,423     1,265       158    12.51%   6.66%   6.88%   -0.22%
                          ----------------------------------------------------------------------------------------------------------
Total investment
  securities ............   211,950   218,056     (6,107)    -2.80%     7,767    10,208    (2,441)  -23.91%   4.90%   6.26%   -1.36%
                          ----------------------------------------------------------------------------------------------------------

Federal funds sold and
  short-term investments     98,467    81,867     16,600     20.28%     1,300     2,469    (1,170)  -47.37%   1.76%   4.03%   -2.27%
                          ----------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                  $ 791,098 $ 796,177   $ (5,079)    -0.64%    34,138    43,116    (8,978)  -20.82%   5.77%   7.24%   -1.47%
                          =========================================-----------------------------------------------------------------

Interest-bearing
  liabilities:
Deposits:
Checking with interest,
  savings and money
  markets .............   $ 277,161 $ 242,090   $ 35,071     14.49%   $ 2,924   $ 5,770    (2,846)  -49.32%   1.41%   3.19%   -1.78%
Time deposits .........     146,939   171,934    (24,994)   -14.54%     3,989     7,463    (3,474)  -46.55%   3.63%   5.80%   -2.17%
                          ----------------------------------------------------------------------------------------------------------
Total deposits ........     424,101   414,024     10,077      2.43%     6,913    13,233    (6,320)  -47.76%   2.18%   4.27%   -2.09%
                          ----------------------------------------------------------------------------------------------------------

Other borrowed funds ..     175,745   211,767    (36,022)   -17.01%     3,575     7,394    (3,819)  -51.65%   2.72%   4.67%   -1.95%
                          ----------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities .........   $ 599,846  $625,791   $(25,945)    -4.15%    10,488    20,627   (10,139)  -49.15%   2.34%   4.41%   -2.07%
                          =========================================-----------------------------------------------------------------

Tax-equivalent net
  interest income .....                                               $23,650   $22,489   $ 1,161     5.17%
                                                                     ======================================
Net interest spread ...                                                                                       3.43%   2.83%    0.60%
                                                                                                              ======================

Net interest margin ...                                                                                       4.00%   3.78%    0.22%
                                                                                                              ======================

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

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Interest rates moved down throughout the year 2001. Through the first nine months of 2002, the Federal Reserve has not changed the target rate for Federal funds, although market interest rates showed a fairly significant decline in the later part of the third quarter.

The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition, and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market area served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates. The yield on loans has been fairly constant during the first nine months of 2002, with the exception of consumer loans. The yield on consumer loans should continue to decline somewhat because new loan rates are lower than the rates on maturing loans and for the most part, the Company has discontinued the purchase of dealer paper.

In 2001, the average balance of investment securities was declining as maturity proceeds were used to pay off short-term debt. Throughout 2002, the average balance of investment securities has been increasing which is the result of slightly declining loan balances and the investment of some funds that had been in Federal funds sold and other short-term investments.

The average rate paid on deposits is lower than last year and has continued to decline this year. As discussed elsewhere in this report, some maturing time deposits are being invested upon maturity in money market savings accounts. This accounts for an increase in the money market category for the first nine months of 2002 and lowers the overall cost of deposits since the rate on money market accounts is lower than time deposits. Competition for deposits remains intense in the market area served by the Company.

During the first quarter of 2001, the Company was borrowing on a short-term basis from the Federal Home Loan Bank. Those borrowings were paid off in the second quarter of 2001 resulting in a decrease in average borrowings for the first nine months of 2002 of $10.5 million. The remaining decline in average borrowings for the first nine months of this year compared to last year is due to Federal funds purchased, down $13 million, and securities sold under agreement to repurchase, down $14 million. The decline in average borrowings for the third quarter of 2002 compared to 2001 is due to Federal funds purchased, lower by $19 million, and securities sold under agreement to repurchase, lower by $16 million.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2002 and the same respective periods for 2001 as well as common ratios related to the allowance for loan losses.

                                                Three months ended Sept 30,                 Nine months ended Sept 30,
                                         ------------------------------------------------------------------------------------
                                              2002           2001        Change          2002          2001           Change
                                         ------------------------------------------------------------------------------------
Balance at beginning of period .......   $  4,475,600   $  3,936,825                 $  4,239,990    $  4,194,498
Charge-offs ..........................       (396,581)      (190,319) $   (206,262)      (788,875)       (931,834)   $142,959
Recoveries ...........................         31,970          9,887        22,083        199,874          31,229     168,645
                                         ------------------------------------------------------------------------------------
Net charge-offs ......................       (364,611)      (180,432)     (184,179)      (589,001)       (900,605)    311,604
Provision charged to operations ......        250,000        300,000       (50,000)       710,000         762,500     (52,500)
                                         ------------------------------------------------------------------------------------
Balance at end of period .............   $  4,360,989   $  4,056,393                 $  4,360,989    $  4,056,393
                                         ===========================                 ============================

Average loans outstanding ............   $479,637,329   $494,497,551                  $480,681,908   $496,254,060

Ratio of net charge-offs during the
   period to average loans outstanding          0.08%          0.04%                         0.12%          0.18%
Ratio of allowance for loan losses
   to average loans outstanding ......          0.91%          0.82%                         0.91%          0.82%

Charge-offs for the first nine months of 2002 compared to 2001 are approximately $143,000 lower. Recoveries on loans previously charged-off are $169,000 higher in 2002 than 2001. The net effect of these trends is that net charge-offs, as shown above, are significantly lower this year than the prior year. The positive trends in charge-offs and recoveries coupled with the analysis of the adequacy of the allowance for loan losses resulted in a provision for loan losses for the third quarter and first nine months of 2002 that was slightly lower than last year. Included in charge-offs during the third quarter of 2002 was a charge-off of $375,000 for a commercial loan relationship that had been placed on nonaccrual status in the first quarter of this year. The business is being liquidated. Proceeds from the sale of inventory and equipment were not as favorable as anticipated. There are more assets to be liquidated, which depending on the values received, may result in an additional charge-off in subsequent periods. Management believes the allowance for loan losses is adequate to absorb any future loss that may be incurred on this commercial loan.

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

                                                  Three months ended Sept 30,                   Nine months ended Sept 30,
                                         -------------------------------------------------------------------------------------------
Noninterest income                          2002        2001       Change    Change-%     2002         2001       Change    Change-%
                                         -------------------------------------------------------------------------------------------
Service charges on deposit accounts ...  $1,194,710  $1,164,418   $ 30,292     2.60%   $3,313,446   $3,277,244   $ 36,202     1.10%
Trust services ........................     138,000     122,647     15,353    12.52%      437,634      419,123     18,511     4.42%
Other:
    Letter of credit fees .............      21,340      27,371     (6,031)  -22.03%       64,336       45,218     19,118    42.28%
    VISA/Mastercard income ............      38,255      43,200     (4,945)  -11.45%      139,287      125,650     13,637    10.85%
    Gain on sale of real estate loans .      66,015      27,233     38,782   142.41%      129,356      108,345     21,011    19.39%
    Income from check sales ...........      42,936      41,300      1,636     3.96%      120,736      106,500     14,236    13.37%
    ATM surcharge fees ................      32,967          --     32,967        --       39,501           --     39,501        --
    All other .........................     185,823     186,326       (503)   -0.27%      536,347      548,026    (11,679)   -2.13%
                                         -------------------------------------------------------------------------------------------
    Total other .......................     387,336     325,430     61,906    19.02%    1,029,563      933,739     95,824    10.26%
                                         -------------------------------------------------------------------------------------------

Gain on sale of securities ............      91,509          --     91,509        --       91,509           --     91,509        --
                                         -------------------------------------------------------------------------------------------
    Total noninterest income ..........  $1,811,555  $1,612,495   $199,060    12.34%    $4,872,152  $4,630,106   $242,046     5.23%
                                         ===========================================================================================

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income. VISA/MasterCard income is up because the Bank converted to a lower cost processor that is also within the Bank's market area and results in improved service for the Bank and its merchant customers, although the timing of certain conversion costs, which are netted against gross revenues, caused third quarter 2002 income to be slightly lower than last year. The gain on the sale of real estate loans is higher this year because of increased sales volume. Income from check sales is higher this year because of more favorable pricing terms negotiated in the contract that was renewed in the second half of 2001. ATM surcharge fees are a new source of revenue for financial institutions in Iowa after the banking laws were changed in the second quarter of 2002 to allow such fees.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other expense category that represent significant variances are shown.

                                                    Three months ended Sept 30,                   Nine months ended Sept 30,
                                       ---------------------------------------------------------------------------------------------
Noninterest expense:                      2002         2001     Change    Change-%       2002        2001       Change     Change-%
                                       ---------------------------------------------------------------------------------------------
Salaries and employee benefits ...     $1,618,790  $1,604,693  $ 14,097      0.88%   $4,818,602   $4,756,662   $ 61,940     1.30%
Occupancy expenses ...............        327,599     296,975    30,624     10.31%      966,317      905,711     60,606     6.69%
Data processing expenses .........        238,820     267,741   (28,921)   -10.80%      769,162      731,294     37,868     5.18%
Other:
     Miscellaneous losses ........         66,372      40,036    26,336     65.78%      184,797       89,318     95,479   106.90%
     Advertising .................         52,336      48,553     3,783      7.79%      160,341      137,977     22,364    16.21%
     Trust expense ...............         78,666      55,096    23,570     42.78%      229,962      196,383     33,579    17.10%
     Nasdaq filing fee and related
       professional fees .........             --          --        --         --      155,487           --    155,487        --
     All other ...................        411,678     401,101    10,577      2.64%    1,185,317    1,205,442    (20,125)   -1.67%
                                       ---------------------------------------------------------------------------------------------
     Total other .................        609,052     544,786    64,266     11.80%    1,915,904    1,629,120    286,784    17.60%
                                       ---------------------------------------------------------------------------------------------
     Total noninterest expense ...     $2,794,261  $2,714,195  $ 80,066      2.95%   $8,469,985   $8,022,787   $447,198     5.57%
                                       =============================================================================================

Noninterest  expense  includes  all the costs  incurred  to operate  the Company except for interest expense, the provision for loan losses, and income tax expense. The increase in Occupancy expenses, particularly in the third quarter is a combination of increases in property taxes, maintenance and repairs, and lease payments. Data processing expenses for the first nine months are higher than last year because certain item processing functions were outsourced during the third quarter of 2001. That also contributes to the low increases in the Salaries and Employee Benefits category. Data processing expenses for the third quarter of 2002 are lower than last year because of lower net processing costs related to ATM's. The increase in miscellaneous losses is due to: 1) losses involving forged and fraudulently deposited checks the Company experienced in early 2002; 2) a loss of approximately $29,000 during the second quarter of 2002 on the disposition of personal computers that were replaced in order to run updated software programs and 3) the write-off of an investment in a venture capital fund totaling $47,000. The investment in the venture capital fund was made several years ago. There had been distributions that reduced the original investment, but at this time, the fund is in the process of liquidation with very little value remaining for investors. Advertising expense has increased due to specific marketing programs that have been implemented. Trust expenses are higher in 2002 because an outside, third-party investment manager was hired in the third quarter of 2001 to manage the Trust Department assets with discretionary investment authority. The Company paid Nasdaq an initial listing fee of $100,000 during the second quarter of 2002. The remaining costs relate to legal and accounting services associated with registering the Company's common stock with the Securities and Exchange Commission. These are one-time costs, however, legal and accounting fees will be somewhat higher on an ongoing basis due to the SEC reports the Company is now required to file.

Income Tax Expense

There has been no change in strategy concerning income taxes. The effective income tax rate as a percent of income before taxes for the three and nine months ended September 30, 2002 was 35.7 percent and 35.6 percent, respectively, compared to 35.6 percent and 35.6 percent respectively for the same periods last year. Included in the effective rate is the State of Iowa franchise tax payable by the Bank. The franchise tax is 5% of income before taxes and is deductible for Federal income tax purposes.

FINANCIAL CONDITION

Total assets as of September 30, 2002 were $822,287,000, up slightly from $815,970,000 at December 31, 2001.

Investment Securities

Investment securities available for sale as of September 30, 2002 have increased $16,629,000 from December 31, 2001. Since December 31, 2001, investment securities classified as held to maturity have increased $17,102,000. Investment securities have increased as a result of a decline in loans and by the investment of funds that had been in Federal funds sold.

Loans

Loans outstanding declined $11,863,000 from December 31, 2001 to September 30, 2002. The category with the largest decline is 1-4 family residential real estate loans, which are down $9,200,000. In this low interest rate environment, the Company has not been adding to its portfolio. Most new loans are sold in the secondary market to avoid the interest rate risk associated with holding long-term, lower interest rate loans. The next largest decline is in the commercial real estate loan category, which declined $2,600,000 from December 31, 2001. Loans are expected to increase when economic conditions improve. At this time, it is difficult to predict when that might occur.

Deposits

Total deposits as of September 30, 2002 were $570,939,000 compared with $571,730,000 as of December 31, 2001. Deposits as of these two points in time have not substantially changed. However, with deposits, it is sometimes more appropriate to look at average balances because the balances on any given day, particularly quarter end, can fluctuate significantly. (Please refer to the average balances shown in the table under Net Interest Income.) Year-to-date average time deposits are lower than last year and transaction accounts are higher. Generally, customers have been less inclined to lock in low rate certificates of deposit and have kept their funds in money market or savings accounts waiting for interest rates to move higher. Time deposits increased somewhat in the third quarter of 2002 and averaged $14,600,000 higher than the third quarter of 2001. The increase is in public unit time deposits. For the first nine months of 2002, non-interest-bearing checking accounts averaged $141,000,000 compared to $130,000,000 for the first nine months of 2001

Borrowings

During the first quarter of 2002, the Company borrowed an additional $3,600,000 from the Federal Home Loan Bank (FHLB), bringing the total FHLB advances to $51,600,000. The new advances had a weighted average maturity of 4.11 years and a weighted average rate of 4.76%. There have been no other changes in long-term borrowings during 2002. The balance of Federal funds purchased and securities sold under agreement to repurchase was $109,001,000 at September 30, 2002, virtually unchanged from $107,832,000 at December 31, 2001. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at September 30, 2002 and December 31, 2001

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items.

                                      September 30, 2002   December 31, 2001      Change
                                      ----------------------------------------------------
Nonaccrual loans ....................     $1,580,240           $  878,009       $  702,231
Other real estate owned .............        800,366            1,089,346         (288,980)
                                          ------------------------------------------------
Total non-performing assets .........     $2,380,606           $1,967,355       $  413,251
                                          ================================================

Non-performing assets to total loans           0.49%               0.40%             0.10%

Non-performing assets to total assets          0.29%               0.24%             0.05%

Loans past due 90 days and still
   accruing interest ................     $  204,873          $  395,431       $  (190,558)

The  increase  in  non-accrual   loans  primarily   relates  to  one  commercial
relationship, which as of September 30, 2002 accounts for $1,189,000 of total non-accrual loans. The relationship includes loans secured by real estate and operating loans. During the third quarter, loans to a commercial customer totaling $254,000 were placed on nonaccrual status. The borrowers closed the business and are in the process of liquidating assets. The Small Business Administration guarantees a portion of the loans, however, a loss is possible, depending upon the liquidation values realized. The year-to-date decline in Other Real Estate Owned relates to the sale of lots associated with a development project that accounts for $630,000 of this category. The remaining balance in Other Real Estate Owned consists of one single-family house and one residential lot. There was no activity in Other Real Estate Owned during the third quarter of 2002. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest. Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and Allowance for Loan Losses".

Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2002, the allowance for loan losses provides for probable losses in the loan portfolio.

Capital Resources

Total shareholders' equity was 10.2 percent of total assets as of September 30, 2002 and 9.7 percent on December 31, 2001.

The table below shows the various measures of regulatory capital and related ratios.

                                                              September 30,   December 31,
                                                                  2002             2001
                                                              ----------------------------
Total shareholders' equity ................................   $ 83,968,806    $ 79,012,261
Less: net unrealized gains on available for sale securities       (983,834)       (637,980)
Less: intangible assets ...................................        (55,685)        (79,551)
                                                              ----------------------------
Tier 1 capital ............................................     82,929,287      78,294,730
Plus: allowance for loan losses ...........................      4,360,989       4,239,990
                                                              ----------------------------
Total risk-based capital ..................................   $ 87,290,276    $ 82,534,720
                                                              ============================

                                                        Regulatory requirements to be:
                                                        ------------------------------
                                                              Adequately      Well-    Actual Regulatory Capital Ratios as of:
                                                             Capitalized   Capitalized  September 30, 2002   December 31, 2001
                                                        ----------------------------------------------------------------------
Total risk-based capital as % of risk-weighted assets            8.0%         10.0%          14.4%               13.6%
Tier 1 capital as % of risk-weighted assets                      4.0%          6.0%          13.7%               12.9%
Tier 1 capital as % average assets                               4.0%          5.0%           9.9%                9.3%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted assets totals. Management believes, and data in the above table show that, as of September 30, 2002 and December 31, 2001, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $112,805,000 as of September 30, 2002, compared with $128,450,000 as of December 31, 2001. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $ 74 million and has collateral at the Federal Home Loan Bank that would allow it to borrow an additional $ 60 million, if necessary. Management believes that the Company has sufficient liquidity and sources of funds as of September 30, 2002 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The Company uses an in-house computer software simulation-modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The analysis of the Company's interest rate risk was presented in the Form 10 filed by the Company on March 11, 2002. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2002 changed when compared to 2001.

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

Part 1 - Item 4.  Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Part II - Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

Exhibits
--------------------------------------------------------------------------------

3.1      Restated Articles of Incorporation of the Company *
3.2      By-laws of the Company *
10.1     Lease *
10.2     Supplemental *
10.3     Short-term Lease *
10.4     Assignment *
10.5     Lease Modification Agreement No. 1 *
10.6     Memorandum of Real estate contract *
10.7     Affidavit *
10.8     Addendum to Lease *
10.9     Data Processing Contract *
10.10    Employment Contract*
10.11    Consulting Contract*
99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

(b) Reports on Form 8-K: During the three months ended September 30, 2002, the Company filed a Form 8-K on July 11, 2002 which contained a press release announcing the quarterly dividend and another Form 8-K on July 29, 2002 which contained a press release announcing earnings for the three and six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)


November 14, 2002               By: /s/ David L. Miller
-----------------                   --------------------------------------------
Dated                               David L. Miller
                                    Chairman, President, Chief Executive Officer

November 14, 2002               By: /s/ Douglas R. Gulling
-----------------                   --------------------------------------------
Dated                               Douglas R. Gulling
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                           Certification of Disclosure

I, David L. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Bancorporation, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


/s/ David L. Miller
------------------------------------------------
David L. Miller
Chairman, President and Chief Executive Officer

                           Certification of Disclosure

I, Douglas R. Gulling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Bancorporation, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


/s/ Douglas R. Gulling
------------------------------------------------
Douglas R. Gulling
Chief Financial Officer