Form 10-K
period 2002-12-31
WEST BANCORPORATION INC
filed 2003-03-26
CIK 1166928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 For the fiscal year ended December 31, 2002

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from                    to
                                     -----------------      --------------------

                         Commission file Number 0-49677

                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        IOWA                                            42 - 1230603
-----------------------                     ------------------------------------
(State of incorporation                     (I.R.S. Employer Identification No.)
    or organization)

1601 22nd STREET, WEST DES MOINES, IOWA                                  50266
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (515) 222-2300
                                                    --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities to be registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    Yes          No
                                    ------       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in rule 12b-2 of the Act).    X    Yes       No
                                    ------     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, was $232,252,976.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date, February 24, 2003.

                  16,060,271 shares Common Stock, no par value
                  --------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 2002 calendar year is incorporated by reference into Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 2002, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

ITEM 1.      BUSINESS..........................................................3

ITEM 2.      PROPERTIES...................................................... 11

ITEM 3.      LEGAL PROCEEDINGS................................................11

ITEM 4.      SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 11

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..................................11

ITEM 6.      SELECTED FINANCIAL DATA......................................... 12

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS FOR FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................12

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK..................................................... 12

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 12

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 12

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............12

ITEM 11.     EXECUTIVE COMPENSATION.......................................... 14

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 14

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 14

ITEM 14      CONTROLS AND PROCEDURES..........................................14

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K..............................................15

                                     PART I

ITEM 1.  BUSINESS

GENERAL

West Bancorporation, Inc. (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100 percent of the stock of one state banking subsidiary, as described below. All of the Company's operations are conducted in the State of Iowa and primarily within the Des Moines, Iowa metropolitan area. The Company does not engage in any material business activities apart from its ownership of its banking subsidiary. The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266 and its telephone number is (515) 222-2300.

The Company was organized and incorporated on May 22, 1984 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, West Des Moines State Bank ("West Bank" or the "Bank") located in West Des Moines, Iowa.

The principal sources of Company revenue are from West Bank: (1) interest and fees earned on loans made; (2) service charges on deposit accounts; (3) interest on fixed income securities and (4) trust fees.

West Bank's lending activities consist primarily of short-term and medium-term commercial and real estate loans, business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and conventional and secondary market mortgage loan origination. West Bank also offers a variety of demand, savings and time deposits, merchant credit card processing, safe deposit boxes, wire transfers, debit cards, direct deposit of payroll and social security checks and automated teller machine access, trust services and correspondent bank services.

BANKING SUBSIDIARY

West Des Moines State Bank, West Des Moines, Iowa. West Bank is a state chartered commercial bank insured by the Federal Deposit Insurance Corporation ("FDIC"). It was organized in 1893 as First Valley Junction Savings Bank. The name was changed to West Des Moines State Bank in 1938. The bank became a wholly owned subsidiary of the Company in 1984 through a bank holding company organization whereby the bank's controlling interest was transferred to West Bancorporation, Inc. West Bank provides full-service banking to businesses and residents primarily in the Des Moines metropolitan area as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations and who emphasize long-term customer relationships. West Bank conducts business out of eight full-service offices all located within the Des Moines metropolitan area.

As of December 31, 2002, West Bank had capital of $85,327,000. West Bank had net income of $16,516,278 in 2002, $15,753,812 in 2001 and $14,422,235 in 2000.
Total assets as of December 31, 2002, 2001 and 2000 were $886,103,000, $815,970,000 and $827,876,000, respectively.

BUSINESS STRATEGY AND OPERATIONS

The Company is a bank holding company serving primarily the Des Moines metropolitan area. The business strategy is to emphasize strong personal and business relationships to provide products and services that meet the needs of its customers. The Company seeks to maintain a strong return on equity and net income. To accomplish these goals, West Bank focuses on small to medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals. The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals.

West Bank offers a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts, money market accounts and time certificates of deposit. One major goal in developing the Bank's product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the marketplace at competitive rates. In addition, retirement accounts such as Individual Retirement Accounts are available. The FDIC insures all deposit accounts up to the maximum amount. The Bank solicits these accounts from small-to-medium sized businesses and from individuals who live and/or work within its market area. Occasionally, one particular customer may have balances in short-term deposits that represent approximately 20% of the Bank's total deposits. Those funds are specifically invested in short-term liquid investments. The Company does not believe that the loss of deposits of any one customer or of a few customers would have an adverse effect on the Bank's operation or erode its core deposit base.

Loans are provided to creditworthy borrowers regardless of their race, color, national origin, religion, sex, age, marital status, disability, receipt of public assistance or any other basis prohibited by law. West Bank intends to fulfill this commitment while maintaining prudent credit standards. In the course of fulfilling this obligation to meet the credit needs of the marketplace it serves, West Bank will give consideration to each credit application regardless of the fact that the applicant may reside in a low to moderate income neighborhood, and without regard to the geographic location of the residence, property or business within the market area.

The Bank provides quality financial products and services such as telephone and internet banking and trust services that meet the banking needs of its customers and its market place. The loan programs and acceptance of certain loans may vary from time-to-time depending on the funds available and regulations governing the banking industry. West Bank offers all basic types of credit to its marketplace including commercial, real estate and consumer loans. The types of loans within these categories are as follows:

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities and individuals where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often involve personal guarantees given by the owners of the business. The types of loans that West Bank offers include financing guaranteed under Small Business Administration programs, operating and working capital loans, loans to finance equipment and other capital purchases, commercial real estate loans, business lines of credit, term loans, loans to professionals, and letters of credit.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, household furnishings, boats and education. These loans are made on both a secured and an unsecured basis. The types of loans that West Bank offers include automobiles and trucks, boats and recreational vehicles, personal loans and lines of credit, home equity lines of credit, home improvement and rehabilitation loans, credit card services and residential real estate loans.

Other types of credit programs, such as loans to nonprofit organizations and to public entities for community development, also are available.

West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts.

West Bank earns fees on a limited basis from the origination of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

The Bank offers traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access and automatic drafts (ACH) for various accounts.

West Bank offers correspondent bank services to community banks located primarily in Iowa. These services include the buying and selling of federal funds as well as purchases and sales of loan participations.

CREDIT MANAGEMENT

The Company strives to achieve sound credit risk management. In order to achieve this, the Company has established uniform credit policies and underwriting criteria for West Bank's loan portfolio. The Bank diversifies the types of loans offered and is subject to regular credit examinations by regulators, annual external loan audits and an internal annual review of large loans. The Company attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for loan losses. The Bank has established credit guidelines for the lending activities that include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans are normally based on loan to appraisal value ratios of not more than 75 percent and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks' collateral interests. A major risk factor for commercial real estate loans, as well as the other loan types described below is the geographic concentration in the Des Moines metropolitan area. Loans are generally guaranteed by the principal(s).

Commercial Operating Lines - These loans are made to businesses with normal terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity's normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan to value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Loans are generally guaranteed by the principal(s).

Commercial Term Loans - These loans are made to businesses to finance equipment and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally a maximum of 75 percent of the cost or value of the assets. Loans are normally guaranteed by the principal(s).

Construction Loans - Construction loans on commercial real estate are normally based on a loan to appraisal value ratio of not more than 75 percent and secured by a first priority lien position. Loan payments are typically interest only for a term of 1 1/2 to 2 years. The interest rate is usually variable, based on the prime rate. Residential construction loans are generally for a term not to exceed one year, based on a loan to appraisal value ratio of not more than 80% and secured by a first priority lien position. Interest is normally paid monthly or quarterly based on a variable rate tied to prime.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Bank during the past year (including servicing rights) have been sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios do not exceed 80 percent. Property insurance is required on all loans to protect the Banks' collateral position.

Home Equity Term Loans - These loans are normally for the purpose of home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. Loan-to-value ratios normally do not exceed 90 percent of market value.

Home Equity Lines of Credit - The Bank offers a home equity line of credit with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-value ratio of 90 percent with the interest adjusted quarterly.

Consumer Loans - Consumer loans are normally made to consumers under the following guidelines: automobiles - loans on new and used automobiles generally will not exceed 80 and 75 percent of the value, respectively; recreational vehicles and boats - 75 percent of value; mobile home loans have a maximum term of 180 months with the loan-to-value ratio generally not exceeding 80 percent. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Bank's collateral position. The term for unsecured loans generally does not exceed 24 months.

EMPLOYEES

At December 31, 2002, the Bank had a total of 113 full-time equivalent employees and the Company had no employees. Full-time equivalents represent the number of people a business would employ if all of its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term disability coverage, and a profit sharing plan with a 401(k) feature. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

MARKET AREA

The Company operates one commercial bank with eight locations throughout the Des Moines, Iowa metropolitan area. West Bank's primary business includes providing business and retail banking services and lending.

West Bank's main location is located in West Des Moines, Iowa, one of the fastest growing communities in Iowa. The population of the Des Moines metropolitan area is nearly 500,000. Des Moines is the capital of Iowa. Major employers are the State of Iowa, Principal Life Insurance Company, Pioneer Hi-Bred International, Inc., Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., and the Des Moines Independent School District.

COMPETITION

The geographic market area served by West Bank is highly competitive with respect to both loans and deposits. The Bank competes principally with other commercial banks, savings and loans associations, credit unions, mortgage companies, finance divisions of auto companies, and other service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include Bankers Trust Company, NA, a local banking organization; regional banks: Union Planters Bank, NA and Commercial Federal Bank; and several nationwide banks: Wells Fargo Bank, Bank of America and U.S. Bank, NA. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services, which are not offered directly by West Bank, but that may be offered through correspondent banking institutions. These larger banking organizations have much higher legal lending limits than West Bank and thus are better able to finance large regional, national and global commercial customers.

In order to compete with the other financial institutions in its primary trade area, West Bank uses, to the fullest extent possible, the flexibility that is accorded by its independent status. This includes an emphasis on specialized services, local promotional activities and personal contacts by the Bank's officers, directors and employees. In particular, the Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services. West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority and quality products and services.

As of June 30, 2002, there were 28 other banks and savings and loan associations within Polk County, Iowa, where the bank's offices are located. West Bank ranked 5th based on total deposits of all offices in Polk County. For the entire state, West Bank ranks 9th in terms of deposit size.

The Bank also competes with the financial markets for funds. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with money market instruments and similar investment vehicles offered by competitors including brokerage firms, insurance companies, credit card issuers and retailers such as Sears. Money market funds offered by these types of organizations have provided substantial competition for deposits. This trend will likely continue in the future.

The Company anticipates bank competition will continue to change significantly over the next several years as more banks, including the major regionals and nationals, continue to consolidate. The larger financial institutions will continue to consolidate their branch systems by providing incentives to their customers to use electronic banking instead of brick and mortar branches. Credit unions, because of their income tax advantage, will continue to show substantial growth.

SUPERVISION AND REGULATION

The following discussion generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries and, therefore, do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. In addition, due to the numerous statutes and regulations that apply to and regulate the operation of the banking industry, many are not referenced below.

The Company and West Bank are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, particularly with the passage of the Financial Services Modernization Act. There is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The Company

The Company is a bank holding company by virtue of its ownership of West Bank, and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), which subjects the Company and the Bank to supervision and examination by the Federal Reserve. Under the BHCA, the Company files with the Federal Reserve quarterly and annual reports of its operations and such additional information as the Federal Reserve may require.

Source of Strength to the Bank. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary bank, a bank holding company should use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary bank. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

Federal Reserve Approval. Bank holding companies must obtain the approval of the Federal Reserve before they: (1) acquire direct or indirect ownership or control of any voting stock of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5 percent of the voting stock of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks.

Non-Banking Activities. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or bank holding company unless the Federal Reserve finds the company's business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. A bank holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten (10) business days after the activity has commenced.

Under the Financial Services Modernization Act, an eligible bank holding company may elect (with the approval of the Federal Reserve) to become a "financial holding company". Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies. Such financial activities include securities and insurance underwriting and merchant banking. At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the Federal Reserve with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (or 5 percent if the "company" is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

Affiliate Transactions. The Company and West Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (1) limits the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate; and (2) requires all transactions with an affiliate, whether or not "covered transactions", to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.

State Law on Acquisitions. Iowa law permits bank holding companies to make acquisitions throughout the state. However, Iowa currently has a deposit concentration limit of 15 percent on the amount of deposits in the state that any one banking organization can control and continue to acquire banks or bank deposits (by acquisitions), which applies to all depository institutions doing business in Iowa.

Banking Subsidiaries

Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital adequacy requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and dealings with affiliated persons.

West Bank is a state bank subject to primary federal regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and the Iowa Division of Banking. The federal laws that apply to the bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the bank generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

The FDIC has authority to prohibit banks under their supervision from engaging in what it considers to be unsafe and unsound practices in conducting business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, earnings, management compensation and ratios of classified assets to capital. FDICIA also contains provisions which are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's discount window, require regulators to perform periodic on-site bank examinations and set standards for real estate lending.

Borrowing Limitations. West Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower of 15 percent of total equity and reserves. West Bank is in compliance with applicable loans to one borrower requirements.

FDIC Insurance. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency ("OCC") (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. West Bank is in compliance with applicable regulatory capital level requirements.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock and general reserve for loan and lease losses up to 1.25 percent of risk weighted assets. West Bank has not received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, bank assets are given risk weights of 0 percent, 20 percent, 50 percent or 100 percent. Most loans are assigned to the 100 percent risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0 percent rating).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top rated institutions is 3 percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3 percent level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institution experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized",
(2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized" and (5) "critically undercapitalized". Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this Annual Report on Form 10-K, neither the Company or West Bank was subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, West Bank was categorized as "well capitalized" under regulatory prompt corrective action provisions.

Restrictions on Dividends. Dividends paid to the Company by West Bank are the major source of Company cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements that provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

West Bank, as a state chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits. Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, the bank would be undercapitalized. As of December 31, 2002, approximately $ 27,000,000 was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally reserves of 3 percent must be maintained against total transaction accounts of $42,800,000 or less (subject to an exemption not in excess of the first $5,500,000 of transaction accounts). A reserve of $1,119,000 plus 10 percent of amounts in excess of $42,800,000 must be maintained in the event total transaction accounts exceed $42,800,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.

Bank Offices. Iowa law regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of West Bank. Pursuant to amendments to Iowa law effective February 21, 2001, current Iowa laws permits a state bank to establish up to three (3) offices anywhere in the state. Until July 1, 2004, in addition to the three offices which may be established anywhere in the state, a bank may only establish a bank office inside the boundaries of the county in which the principal place of business of the state bank is located and those counties contiguous to or cornering upon such county. The number of offices a state bank may establish in a particular municipality or urban complex may also be limited depending upon the population. Effective July 1, 2004, the geographical restrictions on bank office locations will be repealed. Finally, until July 1, 2004, Iowa law restricts the ability of a bank to establish a de novo office within the limits of a municipal corporation where there is an already established state or national bank or bank office.

Regulatory Developments

In 1999,  the  Financial  Services  Modernization  Act was  enacted  which:  (1)
repealed historical restrictions on preventing banks from affiliating with securities firms; (2) broadened the activities that may be conducted by bank subsidiaries of holding companies; and (3) provided an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation, although the impact of this legislation on the Company and West Bank is unclear at this time.

Regulatory Enforcement Authority

The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure on final enforcement actions by the federal banking agencies.

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of West Bank are affected by the regulatory authorities' policies, including the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits and the Federal Reserve Discount Rate, which is the rate charged banks borrowing from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to do so in the future. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Depository Institutions Deregulation Committee, created by Congress in 1980, phased out ceilings on the rate of interest that may be paid on deposits by commercial banks and savings and loan associations, with the result that the differentials between the maximum rates banks and savings and loans can pay on deposit accounts have been eliminated. The effect of deregulation of deposit interest rates has been to increase banks' cost of funds and to make banks more sensitive to fluctuations in market rates.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of West Bank located at 1601 22nd Street in West Des Moines, Iowa. The space is leased and consists of approximately 300 square feet with annual rent of $5,000. West Bank's main office is also located in the leased facility at 1601 22nd Street in West Des Moines. The Bank rents 13,786 square feet and pays annual rent of $344,000 for a full-service banking location that includes drive-in facilities and an automated teller machine. The bank also leases buildings and space for six other locations located within the Des Moines metropolitan area. These offices are full-service banking locations with five of these offices having drive-in facilities and all six locations have automated teller machines. Lease payments for these six offices totaled $357,000 for the year ended December 31, 2002. The Bank owns one other full-service banking location in Des Moines. This location also includes a drive-in facility and an automatic teller machine.

ITEM 3.  LEGAL PROCEEDINGS

West Bank from time to time is a party to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or West Bank, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company or West Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information appearing on page 49 of the Corporation's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were approximately 650 holders of record of the Company's no par value common stock as of February 24, 2003. The closing price of the Company's common stock was $16.10 on February 24, 2003.

The Company increased dividends to common shareholders in 2002 to $.62 per share, a 3.3 percent increase over $.60 for 2001. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company. It is anticipated that West Bank will continue to pay dividends on a regular basis in the future.

The ability of West Bank to pay dividends is governed by various statutes. West Bank, as a state bank, is restricted to paying dividends only out of undivided profits. These statutes provide that no bank shall declare or pay any dividends in an amount greater than its retained earnings, without approval from governing regulatory bodies. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of any and all dividends until the bank shall have complied with all requirements that may have been imposed by such authorities.

ITEM 6.  SELECTED FINANCIAL DATA

The information appearing on page 3 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 4 through 21 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 18 through 20 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 22 through 48 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the twenty-four months prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth summary information about the directors and executive officers of the Company and certain executive officers of West Des Moines State Bank.

                                           Position with Company
Name                          Age              or West Bank
--------------------------------------------------------------------------------

Frank W. Berlin                57    Director of Company and Bank
Steven G. Chapman              51    Director of Company and Bank
Michael A. Coppola             46    Director of Company and Bank
Orville E. Crowley             76    Director of Company and Bank
Raymond G. Johnston            74    Director of Company and Bank; Vice Chairman
                                       of Company
David L. Miller                70    Director and Chairman Emeritus of Company;
                                     Director and Vice Chairman of Bank
David R. Milligan              55    Director and Executive Vice President of
                                       Company; Director, Chairman and Chief
                                       Executive Officer of Bank
Robert G. Pulver               55    Director of Company and Bank
Thomas E. Stanberry            48    Director and Chairman, President and Chief
                                       Executive Officer of Company
Jack G. Wahlig                 70    Director of Company and Bank
Connie Wimer                   70    Director of Company and Bank
Joyce A. Chapman               58    Vice President and Treasurer of Company;
                                       Director and Executive Vice President of
                                       Bank
Sharen K. Surber               58    Executive Vice President of Bank
Brad L. Winterbottom           46    Director and President of Bank
Douglas R. Gulling             49    Chief Financial Officer of Company and Bank

The Board of Directors of the Company currently consists of 11 members. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death or incapacitation. The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy. The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company. An executive officer may be removed by the Board of Directors whenever in its judgment the best interest of the Company will be served thereby.

The principal occupation or business and experience of the directors and executive officers of the Company and certain executive officers of West Bank for the past five years are set forth below:

FRANK W. BERLIN is president of Frank W. Berlin & Associates, an insurance broker. Mr. Berlin has served as a director of the Company and the Bank since 1995.

STEVEN G. CHAPMAN is president and chief executive officer of ITA Group, Inc., a performance marketing group headquartered in West Des Moines, Iowa. He has served as a director of the Company since 1994 and the Bank since 1993.

MICHAEL A. COPPOLA is president of Coppola Enterprises, Inc. a fully integrated real estate development and management company. He has been a director of the Company and the Bank since 1996.

ORVILLE E. CROWLEY is president and chief operating officer of Linden Lane Farms Company, a family farm corporation involved in growing row crops in Madison and Warren counties in Iowa. Mr. Crowley has been a director of the Company since 1984 and the Bank since 1981.

RAYMOND G. JOHNSTON is vice chairman of the Board of Directors of the Company and has been a director of the Company and the Bank since 1986. Mr. Johnston is a retired executive vice president of the Bank.

DAVID L. MILLER is chairman emeritus of the Company. He retired as chairman, president and chief executive officer of the Company as of February 28, 2003. He retired as chief executive officer of the Bank as of December 31, 2001 and currently serves as vice chairman of the Bank. Mr. Miller has been a director of the Company since 1984 and the Bank since 1962. He joined the Bank in 1961.

DAVID R. MILLIGAN is executive vice president of the Company. He was elected chairman and chief executive officer of the Bank effective January 1, 2002. Prior to 2002 he was executive vice president and general counsel of the Bank. Mr. Milligan has been a director of the Company since 2002 and the Bank since 2000. He started with the Bank in 1980.

ROBERT G. PULVER is president of All State Industries, Inc. an industrial rubber products manufacturer. He has been a director of the Company since 1984 and the Bank since 1981.

THOMAS E. STANBERRY is chairman, president and chief executive officer of the Company. He was elected to this position effective March 1, 2003. From 1989 until February 2003, Mr. Stanberry served in a variety of capacities, most recently as Managing Director and Senior Investment Banker, for U.S. Bancorp Piper Jaffray.

JACK G. WAHLIG is president of Integrus Financial, L.C. He is a retired partner from the certified public accounting firm McGladrey & Pullen, LLP. Mr. Wahlig has been a director of the Company since 2001 and the Bank since 1997.

CONNIE WIMER is owner/publisher of Business Publications Corporation and retired November 1, 2001 as president of Iowa Title Company. She has been a director of the Company and the Bank since 1985.

JOYCE A. CHAPMAN is vice president and treasurer of the Company. She was elected executive vice president-administration of the Bank in 2001. Prior to that time she was senior vice president-administration. Ms. Chapman has been a director of the Bank since 1975 and served as a director of the Company from 1984 until February 2002. She has been with the Bank since 1971, serving in a variety of capacities including cashier.

SHAREN K. SURBER was elected executive vice president-operations of the Bank in 2001. Prior to that time she served as senior vice president-operations. She has been with the bank since 1975, serving in a variety of capacities including cashier and human resource director.

BRAD L. WINTERBOTTOM is president of the Bank and has served as a director of the Bank since 2000. Mr. Winterbottom has been president since 2000. He was executive vice president - credit from 1998 to 2000. Prior to that time he was senior vice president - credit of the Bank. He joined the Bank in 1992.

DOUGLAS R. GULLING joined the Company in November 2001 as chief financial officer and was elected chief financial officer of the Bank in February 2002. From 1996 until 2001, Mr. Gulling served as senior vice president and corporate controller of Brenton Bank in Des Moines, Iowa.

Section 16(a) Beneficial Ownership Reporting Compliance

The definitive proxy statement of West Bancorporation, Inc. which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2002, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The definitive proxy statement of West Bancorporation, Inc. which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2002, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The definitive proxy statement of West Bancorporation, Inc. which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2002, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The definitive proxy statement of West Bancorporation, Inc. which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2002, is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to insure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)  1.   Financial Statements
          See the financial statements on pages 22 through 48 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated herein by reference.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

     3.    Exhibits (not covered by independent auditors' report).

           3.1      Restated Articles of Incorporation of the Company*
           3.2      By-laws of the Company*
           10.1     Lease for Main Bank Facility*
           10.2     Supplemental Agreement to Lease for Main Bank Facility*
           10.3     Short-term Lease related to Main Bank Facility*
           10.4     Assignment*
           10.5     Lease Modification Agreement No. 1 for Main Bank Facility*
           10.6     Memorandum of Real Estate Contract*
           10.7     Affidavit*
           10.8     Addendum to Lease for Main Bank Facility*
           10.9     Data Processing Contract*
           10.10    Employment Contract*
           10.11    Consulting Contract*
           10.12    Data Processing Contract Amendment
           13       The Appendix to the Proxy Statement for West Bancorporation,
                    Inc. for the 2002 calendar year**
           21       Subsidiaries*
           99.1     Certification under Section 906 of the Sarbanes-Oxley Act
                    of 2002

           * Incorporated herein by reference to Form 10 filed on March 11, 2002.

           ** Incorporated herein by reference to the definitive proxy statement 14A filed on March 11, 2003.

The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies of exhibits should be directed to Douglas R. Gulling, Chief Financial Officer, West Bancorporation, Inc., 1601 22nd Street, West Des Moines, Iowa 50266.

(b)  Reports on Form 8-K

     During the three months ended December 31, 2002, the Company filed Form 8-K's on October 15, 2002, which contained a press release announcing the quarterly dividend and the authorization to buy back up to $5,000,000 of common stock; on October 28, 2002, which contained a press release announcing earnings for the three and nine months ended September 30, 2002; and on November 14, 2002, which contained a press release announcing the retirement of David L. Miller as Chairman, President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has fully caused this Registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 26, 2003                                    By:  /s/ David L. Miller
                                                  ------------------------------
                                                  David L. Miller
                                                  Director and Chairman Emeritus
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2003                                    By:  /s/ David L. Miller
                                                  ------------------------------
                                                  David L. Miller
                                                  Director and Chairman Emeritus
                                                  (Principal Executive Officer)

March 26, 2003                                    By:  /s/ Douglas R. Gulling
                                                  ------------------------------
                                                  Douglas R. Gulling
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

BOARD OF DIRECTORS

March 26, 2003                                    By:  /s/ Frank W. Berlin
                                                  ------------------------------
                                                  Frank W. Berlin

March 26, 2003                                    By:  /s/ Steven G. Chapman
                                                  ------------------------------
                                                  Steven G. Chapman

March 26, 2003                                    By:  /s/ Michael A. Coppola
                                                  ------------------------------
                                                  Michael A. Coppola

March 26, 2003                                    By:  /s/ Orville E. Crowley
                                                  ------------------------------
                                                  Orville E. Crowley

March 26, 2003                                    By:  /s/ Raymond G. Johnston
                                                  ------------------------------
                                                  Raymond G. Johnston

March 26, 2003                                    By:  /s/ David R. Milligan
                                                  ------------------------------
                                                  David R. Milligan

March 26, 2003                                    By:  /s/ Robert G. Pulver
                                                  ------------------------------
                                                  Robert G. Pulver

March 26, 2003                                    By:  /s/ Thomas E. Stanberry
                                                  ------------------------------
                                                  Thomas E. Stanberry

March 26, 2003                                    By:  /s/ Jack G. Wahlig
                                                  ------------------------------
                                                  Jack G. Wahlig

March 26, 2003                                    By:  /s/ Connie Wimer
                                                  ------------------------------
                                                  Connie Wimer

                           Certification of Disclosure

I, David L. Miller, certify that:


1.   I have reviewed this annual report on Form 10-K of West Bancoporation, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003


/s/ David L. Miller
------------------------------
David L. Miller
Director and Chairman Emeritus

                           Certification of Disclosure

I, Douglas R. Gulling, certify that:


1    I have reviewed this annual report on Form 10-K of West Bancoporation, Inc.

2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4 The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003


/s/ Douglas R. Gulling
------------------------
Douglas R. Gulling
Chief Financial Officer