Form 10-Q
period 2003-03-31
WEST BANCORPORATION INC
filed 2003-05-15
CIK 1166928

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
--------------------------------------------------------------------------------
 March 31, 2003                                                  0-49677

                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         IOWA                                             42-1230603
------------------------                    ------------------------------------
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

                Yes [ x ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes [ x ]  No [  ]

As of May 13, 2003, there were 16,060,271 shares of common stock, no par value outstanding.

PART I -- Item 1. Financial Statements

                    West Bancorporation, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                         March 31,        December 31,
                                                                                           2003               2002
                                                                                       -------------------------------
Assets
Cash and due from banks                                                                $ 25,834,054       $ 23,022,298
Federal funds sold and other short-term investments                                     102,595,635        158,191,770
                                                                                       -------------------------------
    Cash and cash equivalents                                                           128,429,689        181,214,068
                                                                                       -------------------------------
Securities available for sale                                                           103,312,687         70,862,435
Securities held to maturity (approximate market value of $122,897,000
    and $141,267,000 at March 31, 2003 and December 31, 2002, respectively)             120,023,063        138,299,566
Federal Home Loan Bank stock, at cost                                                     3,129,700          3,129,700
                                                                                       -------------------------------
    Total securities                                                                    226,465,450        212,291,701
                                                                                       -------------------------------
Loans                                                                                   483,746,800        488,452,911
    Allowance for loan losses                                                            (4,615,248)        (4,493,583)
                                                                                       -------------------------------
Loans, net                                                                              479,131,552        483,959,328
                                                                                       -------------------------------
Premises and equipment, net                                                               1,412,098          1,394,649
Accrued interest receivable                                                               5,445,253          5,204,203
Other assets                                                                             12,143,358          2,052,114
                                                                                      --------------------------------
    Total assets                                                                      $ 853,027,400      $ 886,116,063
                                                                                      ================================

Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing                                                               $ 136,528,631      $ 145,208,492
    Savings and interest bearing demand                                                 321,412,468        338,775,544
    Time, in excess of $100,000                                                          66,987,521         88,592,994
    Other time                                                                           37,948,379         40,521,470
                                                                                       -------------------------------
    Total deposits                                                                      562,876,999        613,098,500
Federal funds purchased and securities sold under agreements to repurchase              145,828,306        127,418,671
Other short-term borrowings                                                                 509,522          5,096,872
Accrued expenses and other liabilities                                                    4,889,384          3,077,858
Long-term borrowings                                                                     51,600,000         51,600,000
                                                                                       -------------------------------
    Total liabilities                                                                   765,704,211        800,291,901
                                                                                       -------------------------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; shares issued and
    outstanding: 2003 and 2002, 16,060,271                                                3,000,000          3,000,000
Additional paid-in capital                                                               32,000,000         32,000,000
Retained earnings                                                                        51,273,638         49,792,716
Accumulated other comprehensive income                                                    1,049,551          1,031,446
                                                                                      --------------------------------
    Total stockholders' equity                                                           87,323,189         85,824,162
                                                                                      --------------------------------
    Total liabilities and stockholders' equity                                        $ 853,027,400      $ 886,116,063
                                                                                      ================================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended March 31,
                                                                        2003          2002
                                                                  -----------------------------
Interest income:
    Loans ........................................................   $ 7,701,836   $ 8,253,270
    Securities:
       U.S Treasury, government agencies and corporations ........     1,175,048     1,581,688
       States and political subdivisions .........................       415,242       431,146
       Other .....................................................       641,989       261,132
    Federal funds sold and other short-term investments ..........       439,493       502,671
                                                                     -------------------------
          Total interest income ..................................    10,373,608    11,029,907
                                                                     -------------------------
Interest expense:
    Demand deposits ..............................................        25,261        33,247
    Savings deposits .............................................       768,697       998,835
    Time deposits ................................................       816,060     1,344,928
    Federal funds purchased and securities sold under
       agreements to repurchase ..................................       396,157       531,906
    Other short-term borrowings ..................................         1,575        12,178
    Long-term borrowings .........................................       708,040       687,754
                                                                     -------------------------
          Total interest expense .................................     2,715,790     3,608,848
                                                                     -------------------------
          Net interest income ....................................     7,657,818     7,421,059
Provision for loan losses ........................................       200,000       230,000
                                                                     -------------------------
          Net interest income after provision for loan losses ....     7,457,818     7,191,059
                                                                     -------------------------
Noninterest income:
    Service charges on deposit accounts ..........................     1,056,193     1,003,620
    Trust services ...............................................       132,000       157,977
    Net realized gains from sales of securities available for sale        99,740            --
    Other income .................................................       416,489       324,220
                                                                     -------------------------
          Total noninterest income ...............................     1,704,422     1,485,817
                                                                     -------------------------
Noninterest expense:
    Salaries and employee benefits ...............................     1,719,277     1,584,484
    Occupancy expenses ...........................................       370,249       318,534
    Data processing expenses .....................................       243,285       264,823
    Other expenses ...............................................       573,294       606,393
                                                                     -------------------------
          Total noninterest expense ..............................     2,906,105     2,774,234
                                                                     -------------------------
          Income before income taxes .............................     6,256,135     5,902,642
Income taxes .....................................................     2,205,570     2,083,341
                                                                     -------------------------
          Net income .............................................   $ 4,050,565   $ 3,819,301
                                                                     =========================
Basic earnings per share .........................................   $      0.25   $      0.24
                                                                     =========================
Cash dividends per share .........................................   $      0.16   $      0.15
                                                                     =========================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                       Three Months Ended March 31,
                                                            2003           2002
                                                       ----------------------------
Common Stock
    Beginning of year balance ......................   $  3,000,000    $  3,000,000
                                                       ----------------------------
    End of period balance ..........................      3,000,000       3,000,000
                                                       ----------------------------
Additional Paid-in Capital
    Beginning of year balance ......................     32,000,000      32,000,000
                                                       ----------------------------
    End of period balance ..........................     32,000,000      32,000,000
                                                       ----------------------------
Retained Earnings
    Beginning of year balance ......................     49,792,716      43,374,281
    Net income .....................................      4,050,565       3,819,301
    Dividends on common stock; per share amounts
       2003 $0.16; 2002 $0.15 ......................     (2,569,643)     (2,409,041)
                                                       ----------------------------
    End of period balance ..........................     51,273,638      44,784,541
                                                       ----------------------------
Accumulated Other Comprehensive Income (Loss)
    Beginning of year balance ......................      1,031,446         637,980
    Unrealized gain (loss) on securities, net of tax         18,105        (354,878)
                                                       ----------------------------
    End of period balance ..........................      1,049,551         283,102
                                                       ----------------------------
Total Stockholders' Equity .........................   $ 87,323,189    $ 80,067,643
                                                       ============================


                    West Bancorporation, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                         2003           2002
                                                    ----------------------------
Net Income ........................................  $ 4,050,565   $ 3,819,301
Other comprehensive income, unrealized gains on
    securities, net of reclassification adjustment,
    net of tax ....................................       18,105      (354,878)
                                                     ---------------------------
Comprehensive income ..............................  $ 4,068,670   $ 3,464,423
                                                     ===========================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                         Three Months Ended March 31,
                                                                                           2003              2002
                                                                                       ------------------------------
Cash Flows from Operating Activities
    Net income .....................................................................   $   4,050,565    $   3,819,301
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses ...................................................         200,000          230,000
       Net amortization ............................................................         229,954          138,713
       Net gains from sales of securities available for sale and loans held for sale        (142,630)              --
       Proceeds from sales of loans held for sale ..................................       2,546,140        2,366,950
       Originations of loans held for sale .........................................      (2,344,400)      (2,372,950)
       Depreciation ................................................................          53,581           37,145
       Deferred income taxes .......................................................         (11,002)         217,490
       Change in assets and liabilities:
          Decrease (increase) in accrued interest receivable .......................        (241,050)         123,210
          Increase in accrued expenses and other liabilities .......................       1,811,526        1,061,538
                                                                                       ------------------------------
            Net cash provided by operating activites ...............................       6,152,684        5,621,397
                                                                                       ------------------------------
Cash Flows from Investing Activities

    Proceeds from sales, calls, and maturities of securities available for sale ....       2,130,095        2,009,824
    Purchases of securities available for sale .....................................     (34,659,792)     (19,222,938)
    Proceeds from sales, calls, and maturities of securities held to maturity ......      25,232,034       25,220,000
    Purchases of securities held to maturity .......................................      (6,969,238)     (13,592,794)
    Net decrease in loans ..........................................................       4,468,926       11,340,800
    Purchases of bank premises and equipment .......................................         (71,030)         (41,014)
    Purchase of bank-owned life insurance ..........................................     (10,000,000)              --
    Change in other assets .........................................................         (99,199)         192,774
                                                                                        -----------------------------
            Net cash provided by (used in) investing activities ....................     (19,968,204)       5,906,652
                                                                                        -----------------------------
Cash Flows from Financing Activities

    Net decrease in deposits .......................................................     (50,221,501)      (8,597,082)
    Net increase in federal funds purchased and securities sold under
       agreements to repurchase ....................................................      18,409,635        6,223,103
    Net decrease in other short-term borrowings ....................................      (4,587,350)      (4,928,902)
    Proceeds from long-term borrowings .............................................              --        3,600,000
    Cash dividends .................................................................      (2,569,643)      (2,409,041)
                                                                                       ------------------------------
            Net cash used in financing activities ..................................     (38,968,859)      (6,111,922)
                                                                                       ------------------------------
            Net increase (decrease) in cash and cash equivalents ...................     (52,784,379)       5,416,127
Cash and Cash Equivalents

    Beginning ......................................................................     181,214,068      128,450,240
                                                                                       ------------------------------
    End ............................................................................   $ 128,429,689    $ 133,866,367
                                                                                       ==============================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest ....................................................................   $   2,603,824    $   3,501,399
       Income taxes ................................................................         256,733          284,037

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2003 and 2002, and the consolidated balance sheets as of March 31, 2003 and December 31, 2002 include the accounts and transactions of the Company and its wholly-owned subsidiary, West Des Moines State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings Per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended March 31, 2003 and 2002 was 16,060,271.

3.    Commitments

In the noraml course of business, the Company enters into a number of off-balance sheet commitments. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet.

The Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. For additional information on credit extension commitments see Note 10 of the Company's 2002 consolidated financial statements. The Company's commitments as of March 31, 2003 and December 31, 2002 are approximately as follows:

                                              March 31, 2003   December 31, 2002
                                              ----------------------------------

Commitments to extend credit ...........       $138,905,000       $136,434,000
Standby letters of credit ..............         14,578,000         15,804,000
                                               -------------------------------
                                               $153,483,000       $152,228,000
                                               ===============================

4.   Impact of New Financial Accounting Standards

The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted this Interpretation. The adoption did not have any effect on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidated Variable Interest Entities". The objective of this Interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interst holders. The provisions of this interpretation are effective upon issuance. The Company is not impacted by the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 108, "Accounting for Stock-Based Compensation - Transition and Disclosures - an amendment of SFAS 123 ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Since the Company does not have any stock based compensation plans, this pronouncement does not have any effect on the Company.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Insturments and Hedging Activities." This statement clarifies the definition of a derivative and incorpoates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is not impacted by this Statement.

5.   Use of Estimates in the Preparation of Financial Statements

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

PART I -- Item 2.  Management's  Discussion and Analysis of Financial  Condition
                   and Results of Operations.

                        THREE MONTHS ENDED MARCH 31, 2003

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three months ended March 31, 2003 compared with the same period in 2002.

                                                      Three Months Ended March 31,
                               ------------------------------------------------------------------
                                      2003              2002             Change         Change -%
                               ------------------------------------------------------------------
Net income .................   $     4,050,565    $     3,819,301    $      231,264      6.1%
Average assets .............       867,385,825        824,761,433        42,624,392      5.2%
Average stockholders' equity        86,395,979         79,512,180         6,883,799      8.7%

Return on assets ...........             1.89%              1.88%             0.01%      0.5%

Return on equity ...........            19.01%             19.48%            -0.47%     -2.4%

Efficiency ratio ...........            30.57%             30.30%             0.27%      0.9%

Dividend payout ratio ......            63.44%             63.08%             0.36%      0.6%

Equity to assets ratio .....             9.96%              9.64%             0.32%      3.3%

Definition of ratios:

Return on assets - annualized  net income divided by average  assets.

Return on equity - annualized net income divided by average stockholders' equity.

Efficiency ratio - noninterest expense divided by noninterest income (excluding securities gains) plus taxable equivalent net interest income.

Dividend payout ratio - dividends per share divided by net income per share.

Equity to assets ratio - average equity divided by average assets.

RESULTS OF OPERATIONS

Net income for the first quarter of 2003 is higher than the previous year primarily because of increased net interest income, gains from securities available for sale and new sources of noninterest income. Return on equity has declined slightly even though net income has increased because growth in equity has been at a higher rate than the growth in net income.

Net Interest Income

The following table shows average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest earning assets or interest bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31 (dollars in thousands).

                                             Average Balance                    Interest Income/Expense             Yield/Rate
                                 --------------------------------------   -----------------------------------  ---------------------
                                   2003      2002     Change   Change-%   2003      2002     Change  Change-%   2003   2002   Change
                                 ---------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans:
Commercial ...................   $251,021  $250,215  $    806     0.32%  $ 3,552  $ 3,794   $ (242)   -6.38%    5.74%  6.15%  -0.41%
Real estate ..................    197,543   197,820      (277)   -0.14%    3,595    3,829     (234)   -6.11%    7.38%  7.85%  -0.47%
Consumer .....................     19,574    19,493        81     0.42%      361      414      (53)  -12.80%    7.48%  8.62%  -1.14%
Other ........................     14,431    16,071    (1,640)  -10.20%      284      313      (29)   -9.27%    7.99%  7.89%   0.10%
                                 ---------------------------------------------------------------------------------------------------
Total Loans ..................    482,569   483,599    (1,030)   -0.21%    7,792    8,350     (558)   -6.68%    6.55%  7.00%  -0.45%
                                 ---------------------------------------------------------------------------------------------------

Investment securities:
Taxable ......................    176,860   162,793    14,067     8.64%    1,901    1,927      (26)   -1.35%    4.30%  4.74%  -0.44%
Tax-exempt ...................     32,667    29,561     3,106    10.51%      485      501      (16)   -3.19%    5.94%  6.78%  -0.84%
                                 ---------------------------------------------------------------------------------------------------
Total investment securities ..    209,527   192,354    17,173     8.93%    2,386    2,428      (42)   -1.73%    4.56%  5.05%  -0.49%
                                 ---------------------------------------------------------------------------------------------------

Federal funds sold and
  short-term investments ....     142,724   115,077    27,647    24.02%      439      503      (64)  -12.72%    1.25%  1.77%  -0.52%
                                 ---------------------------------------------------------------------------------------------------
Total interest-earning assets    $834,820  $791,030  $ 43,790     5.54%  $10,617  $11,281     (664)   -5.89%    5.14%  5.77%  -0.63%
                                 ======================================-------------------------------------------------------------

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets ........    $328,517  $273,769  $ 54,748    20.00%  $   794  $ 1,032     (238)  -23.06%    0.98%  1.53%  -0.55%
Time deposits ...............     116,211   135,457   (19,246)  -14.21%      816    1,345     (529)  -39.33%    2.85%  4.03%  -1.18%
                                 ---------------------------------------------------------------------------------------------------
Total deposits ..............     444,728   409,226    35,502     8.68%    1,610    2,377     (767)  -32.27%    1.47%  2.36%  -0.89%
                                 ---------------------------------------------------------------------------------------------------
Other borrowed funds ........     199,347   192,971     6,376     3.30%    1,106    1,232     (126)  -10.23%    2.25%  2.59%  -0.34%
                                 ---------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities ...............    $644,075  $602,197  $ 41,878     6.95%  $ 2,716  $ 3,609     (893)  -24.74%    1.71%  2.43%  -0.72%
                                 ======================================-------------------------------------------------------------
Tax-equivalent net interest
  income .....................                                           $ 7,901  $ 7,672  $   229     2.98%
                                                                         ===================================
Net interest spread ..............                                                                              3.43%  3.34%   0.09%
                                                                                                                ====================
Net interest margin ..............                                                                              3.82%  3.93%  -0.11%
                                                                                                                ====================

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Federal Reserve lowered the targeted fed funds rate by 50 basis points in November 2002. As a result, the prime rate and fed funds rate are 50 basis points lower than they were in the first quarter of last year. The Company's tax-equivalent net interest income for the quarter ended March 31, 2003 increased $229,000 compared to the three months ended March 31, 2002. The increase is primarily attributable to a higher level of earning assets. For the first quarter of 2003, earning assets averaged $43.8 million higher than the same period last year.

Taxable-equivalent interest income and fees on loans decreased $558,000 in the first quarter of 2003 compared to the same period in 2002, mainly due to lower interest rates on loans. The average yield on loans decreased to 6.55 percent for the first quarter of 2003, compared to 7.00 percent in the first quarter of 2002. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition, and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market area served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates.

The average balance of investment securities is $17.2 million higher than last year while the yield has declined 49 basis points. The mix of investment securities has been changed to result in a higher percentage of the portfolio invested in corporate bonds, which are included in the category "Other Investments". Yields on treasury and agency securities are 100 to 200 basis points lower than during the first quarter of 2002. In order to compensate for that decline, the Company has purchased corporate bonds with a maturity generally less than 2 1/2 years and a credit rating of BBB+ or better. As of March 31, 2003, corporate bonds in the investment portfolio totaled $51 million, with a weighted average yield of 4.20 percent and a weighted average maturity of
1.3 years.

The average rate on deposits declined to 1.47 percent from 2.36 percent for the first quarter of last year. This decline is the result of a decrease in market interest rates and a change in the mix of deposits. Compared to the first quarter of 2002, the average balance of higher rate certificates of deposit was down $19 million, while the average balance of money market and savings accounts, which typically have lower rates, was $49 million higher.

The average balance of borrowings for the first quarter of 2003 was $6.4 million higher than a year ago. The increase is attributable to higher balances in fed funds purchased from downstream correspondent banks.

Provision for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three months ended March 31, 2003 and 2002, as well as common ratios related to the allowance for loan losses.


                                                   Three Months Ended March 31,
                                        -------------------------------------------------
                                             2003              2002             Change
                                        -------------------------------------------------
Balance at beginning of period ......   $   4,493,583     $   4,239,990
Charge offs .........................        (122,953)         (140,476)    $     (17,523)
Recoveries ..........................          44,618            10,297            34,321
                                        -------------------------------
Net charge offs .....................         (78,335)         (130,179)          (51,844)
Provision charged to operations .....         200,000           230,000           (30,000)
                                        -------------------------------
Balance at end of period ............   $   4,615,248         4,339,811
                                        ===============================

Average loans outstanding ...........   $ 482,569,447     $ 483,598,502

Ratio of net charge-offs during the
  period to average loans outstanding           0.02%             0.03%
Ratio of allowance for loan losses
  to average loans outstanding ......           0.96%             0.90%

Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date; however, changes in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. See also the discussion of nonperforming assets later in this report.

Noninterest Income

The following table shows the variance from the prior year period in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Income category that represent significant variances are shown.


                                                Three Months Ended March 31,
                                        -----------------------------------------------
                                           2003         2002        Change    Change-%
                                        -----------------------------------------------
Noninterest income
  Service charges on deposit accounts   $1,056,193   $1,003,620   $   52,573       5.2%
  Trust services ....................      132,000      157,977      (25,977)    -16.4%
  Other:
    Letter of credit fees ...........       14,579       31,984      (17,405)    -54.4%
    VISA/Mastercard income ..........       38,248       49,400      (11,152)    -22.6%
    Gain on sale of real estate loans       42,890       34,901        7,989      22.9%
    Debit card income ...............       36,882       19,931       16,951      85.0%
    ATM surcharge fees ..............       28,795           --       28,795        --
    Increase in cash value of bank
      owned life insurance ..........       64,646           --       64,646        --
    All other .......................      190,449      188,004        2,445       1.3%
                                        -----------------------------------------------
    Total other .....................      416,489      324,220       92,269      28.5%
                                        -----------------------------------------------
  Gain on sale of securities ........       99,740           --       99,740        --
                                        -----------------------------------------------
        Total noninterest income ....   $1,704,422   $1,485,817      218,605      14.7%
                                        ===============================================

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts grew due to higher volumes. There were no pricing changes since last year. Income from trust services was down due to a decline in asset values under management as a result of market conditions. Letter of credit fees are lower due to volume. The decline in VISA/Mastercard income was due to reduced retail activity at the Bank's merchant customers. Debit card income is up because of increased promotion of debit cards to the Bank's customer base. ATM surcharge fees were not implemented until the second quarter of 2002. Bank-owned life insurance was purchased during the first quarter of this year.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other expense category that represent significant variances are shown.
                                            Three months ended March 31,
                                    --------------------------------------------
                                       2003         2002        Change  Change-%
                                    --------------------------------------------

Noninterest expense:
  Salaries and employee benefits    $1,719,277   $1,584,484   $ 134,793     8.5%
  Occupancy expenses ............      370,249      318,534      51,715    16.2%
  Data processing expenses ......      243,285      264,823     (21,538)   -8.1%
  Other:
    Miscellaneous losses ........       12,440       67,166     (54,726)  -81.5%
    Advertising .................       47,842       40,105       7,737    19.3%
    Trust expense ...............       60,163       77,598     (17,435)  -22.5%
    Professional fees ...........       90,276       78,808      11,468    14.6%
    All other ...................      362,573      342,716      19,857     5.8%
                                    --------------------------------------------
        Total other .............      573,294      606,393     (33,099)   -5.5%
                                    --------------------------------------------
        Total noninterest expense   $2,906,105   $2,774,234   $ 131,871     4.8%
                                    ============================================

The increase in salaries and benefits includes one-time relocation expenses for the Company's newly hired chief executive officer totaling $52,500. Without those expenses, salaries and employee benefits expense for the first quarter of 2003 would have increased 5.2 percent over the same period last year. Occupancy expenses were higher this year due to increased lease payments at the main bank location, higher maintenance costs due to snow removal and increased depreciation expense related to technology purchases. Miscellaneous losses are significantly lower as the first quarter of 2002 included a higher level of losses from forged and fraudulently deposited checks. The increase in advertising expense was the result of a higher budget for that category for 2003. Trust expenses have declined because of the loss of a large custodial account and lower investment management fees. The increase in professional fees were the result of more legal and accounting services due to the Company being registered with the Securities and Exchange Commission, which became effective in the second quarter of last year.

Income Tax Expense

The Company incurred income tax expense of $2,205,570 for the three months ended March 31, 2003 compared with $2,083,341 for the three months ended March 31, 2002. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2003 and 2002 was 35.3 percent.

FINANCIAL CONDITION

Total assets as of March 31, 2003 were $853,027,000, a slight decrease from $886,116,000 at December 31, 2002.

Investment Securities

Investment securities available for sale increased $32,450,000 from December 31, 2002 to $103,313,000 on March 31, 2003. From December 31, 2002, investment securities classified as held to maturity declined $18,277,000 to $120,023,000 as of March 31, 2003. The increase in the available for sale category was accomplished to allow for increased liquidity and flexibility. Most of the corporate bonds that have been purchased over the past few months have been classified as available for sale.

Loans

Loans outstanding declined $4,706,000 from December 31, 2002 to March 31, 2003. The decline can be attributed to commercial loans that were refinanced by competitors at interest rates considered low by West Bank standards and a general decline in borrowing activity by commercial customers.

Deposits

Total deposits as of March 31, 2003 were $562,877,000 compared with $613,099,000 as of December 31, 2002. Savings accounts were $17,363,000 lower at March 31, 2003 than at December 31, 2002. The balance was somewhat higher than normal at December 31, 2002. Noninterest bearing deposits at March 31, 2003 were $8,680,000 lower than at December 31, 2002. It is not unusual to see this kind of fluctuation at any given point in time. Certificates of deposit as of March 31, 2003 were $104,936,000, down $24,179,000 from December 31, 2002. That decline is mostly in large certificates of deposit, $100,000 and over. The Company has chosen to not bid as aggressively for these deposits as have some competitors.

Borrowings

The balance of Federal funds purchased and securities sold under agreement to repurchase was $145,828,000 at March 31, 2003, up from $127,419,000 at December 31, 2002. Most of this increase relates to Federal funds purchased, which are Federal funds sold to West Bank by approximately 40 banks throughout Iowa. This is a correspondent bank service provided by West Bank. Federal funds sold to West Bank by these downstream correspondent banks are invested in Federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at March 31, 2003 and December 31, 2002.

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items.

                                                March 31,  December 31,
                                                   2003       2002        Change
                                                 -------------------------------
Nonaccrual loans ...........................     $  785      $1,354      $ (569)
Loans past due 90 days and still
   accruing interest .......................        296         545        (249)
                                                 -------------------------------
Total non-performing loans .................      1,081       1,899        (818)
Other real estate owned ....................        488         529         (41)
                                                 -------------------------------
Total non-performing assets ................     $1,569      $2,428      $ (859)
                                                 ===============================

Non-performing assets to total loans .......       0.32%       0.50%     -0.18%

Non-performing assets to total assets ......       0.18%       0.27%     -0.09%

The reduction in nonaccrual loans is primarily the result of the resolution of a commercial real estate loan. The sale of a single family residential lot accounted for the decline in other real estate owned. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest.

Reference is also made to the information and discussion earlier in this report under the heading "Provision for Loan Losses".

Capital Resources

Total shareholders' equity was 10.2 percent of total assets as of March 31, 2003 and 9.7 percent on December 31, 2002.

The table below shows the various measures of regulatory capital and related ratios.

                                                               December 31,
                                               March 31, 2003      2002
                                               ----------------------------
Total shareholders' equity ..................   $ 87,323,189   $ 85,824,162
Less: net unrealized gains on
   available for sale securities ............     (1,049,551)    (1,031,446)
Less: intangible assets .....................        (39,775)       (47,730)
                                                ----------------------------
Tier 1 capital ..............................     86,233,863     84,744,986
Plus: allowance for loan losses .............      4,615,248      4,493,583
                                                ----------------------------
Total risk-based capital ....................   $ 90,849,111   $ 89,238,569
                                                ============================

                                                         Regulatory
                                                      requirements to be:                 Actual Regulatory
                                                  --------------------------            Capital Ratios as of:
                                                   Adequately       Well-     ---------------------------------------
                                                  Capitalized    Capitalized     March 31, 2003     December 31, 2002
                                                  -------------------------------------------------------------------
Total risk-based capital
   as % of risk-weighted assets .................     8.0%          10.0%           13.8%                 13.8%
Tier 1 capital as % of risk-weighted assets .....     4.0%           6.0%           13.1%                 13.1%
Tier 1 capital as % average assets ..............     4.0%           5.0%            9.9%                  9.7%

Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table supports that, as of March 31, 2003 and December 31, 2002, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $128,430,000 as of March 31, 2003, compared with $181,214,000 as of December 31, 2002. (The amount of liquid assets at December 31, 2002 was higher than normal and was the result of higher than normal deposits.) Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $80 million that would allow it to borrow Federal funds on a short-term basis, if necessary and has additional borrowing capacity of $28 million at the Federal Home Loan Bank. Management believes that the Company has sufficient liquidity as of March 31, 2003 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 26, 2003. The Company has not experienced any material changes to its market risk position since December 31, 2002. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2003 changed when compared to 2002.

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

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing on page 14 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.

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

Part II - Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

     Exhibits

      3.1     Restated Articles of Incorporation of the Company *
      3.2     By-laws of the Company *
     10.1     Lease for Main Bank Facility*
     10.2     Supplemental Agreement to Lease for Main Bank Facility*
     10.3     Short-term Lease related to Main Bank facility*
     10.4     Assignment *
     10.5     Lease Modification Agreement No. 1 for Main Bank Facility*
     10.6     Memorandum of Real Estate Contract *
     10.7     Affidavit *
     10.8     Addendum to Lease for Main Bank Facility*
     10.9     Data Processing Contract *
     10.10    Employment Contract *
     10.11    Consulting Contract *
     10.12    Data Processing Contract Amendment**
     10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank
     99.1     Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

     * Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

     ** Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

(b) Reports on Form 8-K: During the three months ended March 31, 2003, the Company filed a Form 8-K on January 8, 2003 which contained a press release announcing the quarterly dividend, a Form 8-K on January 27, 2003 which contained a press release announcing earnings for the three and twelve months ended December 31, 2002, and a Form 8-K on February 12, 2003 announcing the appointment of Thomas E. Stanberry as the Company's Chairman, President and Chief Executive Officer effective March 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)


May 15, 2003                           By: /s/ Thomas E. Stanberry
------------                               -------------------------------------
Dated                                      Thomas E. Stanberry
                                           Chairman, President and Chief
                                           Executive Officer

May 15, 2003                           By: /s/ Douglas R. Gulling
------------                               -------------------------------------
Dated                                      Douglas R. Gulling
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                           Certification of Disclosure

I, Thomas E. Stanberry, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003


/s/ Thomas E. Stanberry
------------------------------------------------
Thomas E. Stanberry
Chairman, President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003


/s/ Douglas R. Gulling
-----------------------
Douglas R. Gulling
Chief Financial Officer