Form 10-Q
period 2003-06-30
WEST BANCORPORATION INC
filed 2003-08-14
CIK 1166928

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
-----------------                                         ----------------------
  June 30, 2003                                                   0-49677


                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



         IOWA                                            42-1230603
 -----------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                  1601 22nd Street, West Des Moines, Iowa 50266
                  ---------------------------------------------
                         Telephone Number (515) 222-2300

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

Yes [ x ]  No [   ]

As of August 13, 2003, there were 16,060,271 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION

                    West Bancorporation, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                               (unaudited)
                                                                                 June 30,       December 31,
                                                                                   2003             2002
                                                                              ------------------------------
Assets

Cash and due from banks ...................................................   $  25,564,476    $  23,022,298
Federal funds sold and other short-term investments .......................      68,916,380      158,191,770
                                                                              ------------------------------
    Cash and cash equivalents .............................................      94,480,856      181,214,068
                                                                              ------------------------------
Securities available for sale .............................................     149,245,639       70,862,435
Securities held to maturity (approximate market value of $106,043,234
    and $141,267,000 at June 30, 2003 and December 31, 2002, respectively)      102,766,323      138,299,566
Federal Home Loan Bank stock, at cost .....................................       3,129,700        3,129,700
                                                                              ------------------------------
    Total securities ......................................................     255,141,662      212,291,701
                                                                              ------------------------------
Loans .....................................................................     500,068,690      488,452,911
    Allowance for loan losses .............................................      (4,796,329)      (4,493,583)
                                                                              ------------------------------
Loans, net ................................................................     495,272,361      483,959,328
                                                                              ------------------------------
Premises and equipment, net ...............................................       1,361,062        1,394,649
Accrued interest receivable ...............................................       5,333,384        5,204,203
Other assets ..............................................................      12,311,294        2,052,114
                                                                              ------------------------------
    Total assets ..........................................................   $ 863,900,619    $ 886,116,063
                                                                              ==============================

Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing ...................................................   $ 155,297,839    $ 145,208,492
    Interest-bearing:
       Demand .............................................................      37,371,926       38,240,910
       Savings ............................................................     280,330,844      300,534,634
       Time, in excess of $100,000 ........................................      47,162,319       88,592,994
       Other time .........................................................      38,264,687       40,521,470
                                                                              ------------------------------
    Total deposits ........................................................     558,427,615      613,098,500
Federal funds purchased and securities sold under agreements to repurchase      159,739,073      127,418,671
Other short-term borrowings ...............................................       1,946,723        5,096,872
Accrued expnses and other liabilities .....................................       2,552,302        3,077,858
Long-term borrowings ......................................................      51,600,000       51,600,000
                                                                              ------------------------------
    Total liabilities .....................................................     774,265,713      800,291,901
                                                                              ------------------------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; shares issued and
    outstanding: 2003 and 2002, 16,060,271 ................................       3,000,000        3,000,000
Additional paid-in capital ................................................      32,000,000       32,000,000
Retained earnings .........................................................      52,954,856       49,792,716
Accumulated other comprehensive income ....................................       1,680,050        1,031,446
                                                                              ------------------------------
    Total stockholders' equity ............................................      89,634,906       85,824,162
                                                                              ------------------------------
    Total liabilities and stockholders' equity ............................   $ 863,900,619    $ 886,116,063
                                                                              ==============================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                                     ---------------------------  -------------------------
                                                                         2003          2002         2003          2002
                                                                     ------------------------------------------------------
Interest income:
    Loans ........................................................   $ 7,667,478   $ 8,307,961   $15,369,314   $16,561,231
    Securities:
      U.S Treasury, government agencies and corporations .........     1,087,784     1,907,876     2,262,832     3,489,564
      States and political subdivisions ..........................       444,095       408,968       859,337       840,114
      Other ......................................................       761,521       279,884     1,403,510       541,016
    Federal funds sold and other short-term investments ..........       379,187       359,557       818,680       862,228
                                                                     -----------------------------------------------------
         Total interest income ...................................    10,340,065    11,264,246    20,713,673    22,294,153
                                                                     -----------------------------------------------------
Interest expense:
    Demand deposits ..............................................        24,014        34,336        49,275        67,583
    Savings deposits .............................................       725,172       932,876     1,493,869     1,931,710
    Time deposits ................................................       704,608     1,358,877     1,520,668     2,703,805
    Federal funds purchased and securities sold under
      agreements to repurchase ...................................       492,194       435,110       888,351       967,016
    Other short-term borrowings ..................................         1,782         4,206         3,357        16,384
    Long-term borrowings .........................................       715,907       715,907     1,423,947     1,403,661
                                                                     -----------------------------------------------------
         Total interest expense ..................................     2,663,677     3,481,312     5,379,467     7,090,159
                                                                     -----------------------------------------------------
         Net interest income .....................................     7,676,388     7,782,934    15,334,206    15,203,994
Provision for loan losses ........................................       175,000       230,000       375,000       460,000
                                                                     -----------------------------------------------------
         Net interest income after provision for loan losses .....     7,501,388     7,552,934    14,959,206    14,743,994
                                                                     -----------------------------------------------------
Noninterest income:
    Service charges on deposit accounts ..........................     1,221,683     1,115,116     2,277,876     2,118,736
    Trust services ...............................................       122,000       141,657       254,000       299,634
    Net realized gains from sales of securities available for sale        95,867            --       195,607            --
    Other income .................................................       499,483       318,008       915,972       642,227
                                                                     -----------------------------------------------------
         Total noninterest income ................................     1,939,033     1,574,781     3,643,455     3,060,597
                                                                     ----------------------------------------------------
Noninterest expense:
    Salaries and employee benefits ...............................     1,707,443     1,615,329     3,426,720     3,199,812
    Occupancy expenses ...........................................       352,874       320,184       723,123       638,718
    Data processing expenses .....................................       248,889       265,519       492,174       530,342
    Other expenses ...............................................       568,963       700,457     1,142,257     1,306,851
                                                                     -----------------------------------------------------
         Total noninterest expense ...............................     2,878,169     2,901,489     5,784,274     5,675,723
                                                                     -----------------------------------------------------
         Income before income taxes ..............................     6,562,252     6,226,226    12,818,387    12,128,868
Income taxes .....................................................     2,311,391     2,217,299     4,516,961     4,300,640
                                                                     -----------------------------------------------------
         Net income ..............................................   $ 4,250,861   $ 4,008,927   $ 8,301,426   $ 7,828,228
                                                                     =====================================================
Basic earnings per share .........................................   $      0.26   $      0.25   $      0.52   $      0.49
                                                                     =====================================================
Cash dividends per share .........................................   $      0.16   $      0.15   $      0.32   $      0.30
                                                                     =====================================================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                              Six Months Ended June 30,
                                                                 2003           2002
                                                            ----------------------------
Common Stock
    Beginning of year balance ...........................   $  3,000,000    $  3,000,000
                                                            ----------------------------
    End of period balance ...............................      3,000,000       3,000,000
                                                            ----------------------------
Additional Paid-in Capital
    Beginning of year balance ...........................     32,000,000      32,000,000
                                                            ----------------------------
    End of period balance ...............................     32,000,000      32,000,000
                                                            ----------------------------
Retained Earnings
    Beginning of year balance ...........................     49,792,716      43,374,281
    Net income ..........................................      8,301,426       7,828,228
    Dividends on common stock ...........................     (5,139,286)     (4,818,082)
                                                            ----------------------------
    End of period balance ...............................     52,954,856      46,384,427
                                                            ----------------------------
Accumulated Other Comprehensive Income (Loss)
    Beginning of year balance ...........................      1,031,446         637,980
    Unrealized gain on securities, net of tax ...........        648,604         184,808
                                                            ----------------------------
    End of period balance ...............................      1,680,050         822,788
                                                            ----------------------------
Total Stockholders' Equity ..............................   $ 89,634,906    $ 82,207,215
                                                            ============================

                    West Bancorporation, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                                 2003           2002
                                                            ----------------------------
Net Income ..............................................   $  8,301,426    $  7,828,228
Other comprehensive income, unrealized gains on
    securities, net of reclassification adjustment,
    net of tax ..........................................        648,604         184,808
                                                            ----------------------------
Comprehensive income ....................................   $  8,950,030    $  8,013,036
                                                            ============================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     Six Months Ended June 30,
                                                                                       2003             2002
                                                                                  ------------------------------
Cash Flows from Operating Activities
    Net income ................................................................   $   8,301,426    $   7,828,228
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses ..............................................         375,000          460,000
       Net amortization .......................................................         677,677          304,441
       Net gains from sales of securities available for sale
          and loans held for sale .............................................        (319,344)         (63,341)
       Loss on disposition of fixed assets ....................................              --           28,665
       Proceeds from sales of loans held for sale .............................       4,991,669        5,041,456
       Originations of loans held for sale ....................................      (4,989,182)      (4,767,670)
       Depreciation ...........................................................         106,775           72,785
       Deferred income taxes ..................................................        (394,254)        (113,285)
       Change in assets and liabilities:
          Increase in accrued interest receivable .............................        (129,181)        (490,061)
          Decrease in accrued expenses and other liabilities ..................        (525,556)      (1,285,932)
                                                                                  ------------------------------
             Net cash provided by operating activities ........................       8,095,030        7,015,286
                                                                                  ------------------------------
Cash Flows from Investing Activities
    Proceeds from sales, calls, and maturities of securities available for sale      17,746,751        2,018,838
    Purchases of securities available for sale ................................     (95,463,237)     (17,199,653)
    Proceeds from calls and maturities of securities held to maturity .........      49,857,843       59,037,775
    Purchases of securities held to maturity ..................................     (14,414,620)     (73,708,976)
    Net (increase) decrease in loans ..........................................     (11,566,783)      12,752,917
    Purchases of bank premises and equipment ..................................         (73,188)        (259,312)
    Purchase of bank-owned life insurance .....................................     (10,000,000)              --
    Change in other assets ....................................................        (275,090)         347,180
                                                                                  ------------------------------
             Net cash used in investing activities ............................     (64,188,324)     (17,011,231)
                                                                                  ------------------------------
Cash Flows from Financing Activities
    Net decrease in deposits ..................................................     (54,670,885)      (1,220,812)
    Net increase (decrease) in federal funds purchased and securities sold
       under agreements to repurchase .........................................      32,320,402       (2,909,467)
    Net decrease in other short-term borrowings ...............................      (3,150,149)      (1,411,291)
    Proceeds from long-term borrowings ........................................              --        3,600,000
    Cash dividends ............................................................      (5,139,286)      (4,818,082)
                                                                                  ------------------------------
             Net cash used in financing activities ............................     (30,639,918)      (6,759,652)
                                                                                  ------------------------------
             Net decrease in cash and cash equivalents ........................     (86,733,212)     (16,755,597)
Cash and Cash Equivalents
    Beginning .................................................................     181,214,068      128,450,240
                                                                                  ------------------------------
    End .......................................................................   $  94,480,856    $ 111,694,643
                                                                                  ==============================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest ...............................................................   $   5,901,782    $   7,822,835
       Income taxes ...........................................................       4,868,603        4,692,710

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
--------------------------------------------------------------------------------


1.   Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three and six months ended June 30, 2003 and 2002, and the consolidated balance sheets as of June 30, 2003 and December 31, 2002 include the accounts and transactions of the Company and its wholly-owned subsidiary, West Des Moines State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three and six months ended June 30, 2003 and 2002 was 16,060,271.

3.   Commitments

In the normal course of business, the Company enters into a number of off-balance sheet commitments. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet.

The Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. For additional information on credit extension commitments see Note 10 of the Company's 2002 consolidated financial statements. The Company's commitments as of June 30, 2003 and December 31, 2002 are approximately as follows:

                                                   June 30,         December 31,
                                                     2003               2002
                                                 -------------------------------

Commitments to extend credit .............       $130,392,000       $136,434,000
Standby letters of credit ................         17,247,000         15,804,000
                                                 -------------------------------
                                                 $147,639,000       $152,238,000
                                                 ===============================

4.   Impact of New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46)", "Consolidated Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Company is not impacted by the provisions of FIN 46.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instrucments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that SFAS 150 will have a material impact to the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No, 148, "Accounting for Stock-Based Compensation - Transition and Disclosures - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Since the Company does not have any stock based compensation plans, this pronouncement does not have any effect on the Company.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is not impacted by this Statement.

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

6.   Critical Accounting Policies

Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

7.   Acquisition Subsequent to June 30, 2003

On July 18, 2003, the Company closed its previously announced acquisition of Hawkeye State Bank in Iowa City, Iowa. Hawkeye State Bank has assets of approximately $135,000,000 with deposits of approximately $95,000,000 with two locations in Iowa City, Iowa. After this acquisition, total assets of West Bank are approximately $1 billion.

The purchase price of approximately $35 million was financed by using invested cash and by issuing $20,000,000 in long-term subordinated debt through a pooled trust preferred security. This security is a hybrid capital instrument that is included as Tier 1 capital for regulatory purposes (subject to limitations), yet is non-dilutive to common shareholders and to return on equity. The trust preferred security has a 30 year maturity, does not require any principal amortization and is callable in seven years at par at the Company's option. The interest rate is fixed for seven years at 6.975% and then becomes variable at 305 basis points over the 90 day LIBOR rate. Interest is payable quarterly.

See the section entitled "Capital Resources" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the effect of the acquisition of Hawkeye State Bank on the Company's capital ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Certain statements in this report including any discussion of management's expectations for future periods (such as those relating to the Company's growth and acquisition strategies, new products and services, and future financial performance), constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information is based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from the future results expressed or implied by these forward-looking statements. Factors that may affect future results include: pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board, and customer's acceptance of the Company's products and services. The Company undertakes no obligation to revise or update any such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                    THREE AND SIX MONTHS ENDED JUNE 30, 2003

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and six months ended June 30, 2003 compared with the same periods in 2002.

                                     Three months ended June 30,                          Six months ended June 30,
                          ----------------------------------------------------  ---------------------------------------------------
                              2003           2002          Change     Change-%      2003           2002         Change     Change-%
                          ---------------------------------------------------------------------------------------------------------
Net income ...........    $  4,250,861   $  4,008,927   $   241,934     6.0%    $  8,301,426   $  7,828,228   $   473,198    6.0%
Average assets .......     888,654,683    817,776,423    70,878,260     8.7%     878,079,008    821,292,898    56,786,110    6.9%
Average stockholders'
   equity ............      88,095,649     80,734,858     7,360,791     9.1%      87,250,509     80,132,153     7,118,356    8.9%

Return on assets .....           1.92%          1.97%        -0.05%    -2.4%           1.91%          1.92%        -0.02%   -0.8%

Return on equity .....          19.35%         19.92%        -0.56%    -2.8%          19.19%         19.70%        -0.51%   -2.6%

Efficiency ratio .....          29.54%         30.23%        -0.69%    -2.3%          30.05%         30.26%        -0.21%   -0.7%

Dividend payout ratio           61.54%         60.00%         1.54%     2.6%          61.54%         61.22%         0.31%    0.5%

Equity to assets ratio           9.91%          9.87%         0.04%     0.4%           9.94%          9.76%         0.18%    1.8%

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

RESULTS OF OPERATIONS

Net income for the first half of 2003 is higher than the previous year primarily because of new sources of noninterest income and gains from securities available for sale.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liability. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30 (dollars in thousands):

                                         Average Balance                      Interest Income/Expense               Yield/Rate
                            ---------------------------------------   -------------------------------------   ----------------------
                              2003       2002     Change   Change-%    2003       2002     Change  Change-%   2003    2002   Change
                            --------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial ..........   $257,719   $247,430   $10,289     4.16%   $ 3,614   $ 3,835   $  (221)   -5.76%   5.62%   6.22%   -0.60%
    Real estate .........    207,366    193,602    13,764     7.11%     3,597     3,828      (231)   -6.03%   6.96%   7.93%   -0.97%
    Consumer ............     17,088     21,853    (4,765)  -21.80%       328       431      (103)  -23.90%   7.70%   7.91%   -0.21%
    Other ...............      9,702     15,866    (6,164)  -38.85%       188       308      (120)  -39.04%   7.77%   7.80%   -0.03%
                            --------------------------------------------------------------------------------------------------------
        Total Loans .....    491,875    478,751    13,124     2.74%     7,727     8,402      (675)   -8.04%   6.30%   7.04%   -0.74%
                            --------------------------------------------------------------------------------------------------------
Investment securities:
  Taxable ...............    193,743    196,560    (2,817)   -1.43%     1,933     2,272      (339)  -14.94%   4.00%   4.64%   -0.64%
  Tax-exempt ............     41,789     28,236    13,553    48.00%       524       469        55    11.70%   5.03%   6.67%   -1.64%
                            --------------------------------------------------------------------------------------------------------
        Total investment
        securities ......    235,532    224,796    10,736     4.78%     2,457     2,741      (284)  -10.38%   4.18%   4.89%   -0.71%
                            --------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments     122,737     80,390    42,347    52.68%       379       360        19     5.41%   1.24%   1.79%   -0.56%
                            --------------------------------------------------------------------------------------------------------
        Total interest-
        earning assets ..   $850,144   $783,937   $66,207     8.45%    10,563    11,503      (940)   -8.18%   4.98%   5.89%   -0.90%
                            ========================================================================================================
Interest-bearing
  liabilities:
  Deposits:
  Checking with interest,
    savings and money
    markets .............   $322,853   $279,699   $43,154    15.43%   $   749   $   967      (218)  -22.52%   0.93%   1.39%   -0.46%
  Time deposits .........    103,346    149,442   (46,096)  -30.85%       705     1,359      (654)  -48.15%   2.73%   3.65%   -0.92%
                            --------------------------------------------------------------------------------------------------------
Total deposits ..........    426,199    429,141    (2,942)   -0.69%     1,454     2,326      (872)  -37.49%   1.37%   2.17%   -0.80%
                            --------------------------------------------------------------------------------------------------------
Other borrowed funds ....    231,540    164,093    67,447    41.10%     1,210     1,155        55     4.73%   2.10%   2.82%   -0.72%
                            --------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities ...........   $657,739   $593,234   $64,505    10.87%     2,664     3,481      (817)  -23.48%   1.62%   2.35%   -0.73%
                            =======================================-----------------------------------------------------------------
Tax-equivalent net
  interest income                                                     $ 7,899   $ 8,022   $  (123)   -1.53%
                                                                      =====================================
Net interest spread .....                                                                                     3.36%   3.53%   -0.17%
                                                                                                              ======================
Net interest margin .....                                                                                     3.73%   4.10%   -0.37%
                                                                                                              ======================

Data for the six months ended June 30 (dollars in thousands):

                                         Average Balance                      Interest Income/Expense               Yield/Rate
                            ---------------------------------------   -------------------------------------   ----------------------
                              2003       2002     Change   Change-%    2003       2002     Change  Change-%   2003    2002   Change
                            --------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans:
    Commercial ..........   $254,389   $248,815   $ 5,574     2.24%    $ 7,165  $ 7,582   $  (417)   -5.50%   5.68%   6.14%   -0.46%
    Real estate .........    202,482    195,751     6,731     3.44%      7,192    7,703      (511)   -6.63%   7.16%   7.94%   -0.77%
    Consumer ............     18,324     20,679    (2,355)  -11.39%        689      846      (157)  -18.56%   7.58%   8.25%   -0.67%
    Other ...............     12,054     15,968    (3,914)  -24.51%        472      621      (149)  -23.99%   7.90%   7.84%    0.05%
                            --------------------------------------------------------------------------------------------------------
        Total Loans .....    487,249    481,213     6,036     1.25%     15,518   16,752    (1,234)   -7.36%   6.42%   7.02%   -0.60%
                            --------------------------------------------------------------------------------------------------------
Investment securities:
  Taxable ...............    185,348    179,770     5,578     3.10%      3,834    4,199      (365)   -8.70%   4.17%   4.71%   -0.54%
  Tax-exempt ............     37,253     28,895     8,358    28.92%      1,009      970        39     3.99%   5.46%   6.77%   -1.31%
                            --------------------------------------------------------------------------------------------------------
        Total investment
        securities ......    222,601    208,665    13,936     6.68%      4,843    5,169      (326)   -6.30%   4.39%   5.00%   -0.61%
                            --------------------------------------------------------------------------------------------------------
Federal funds sold and
  short-term investments     132,675     97,638    35,037    35.89%        819      862       (44)   -5.05%   1.24%   1.78    -0.54%
                            --------------------------------------------------------------------------------------------------------
        Total interest-
        earning assets ..   $842,525   $787,516   $55,009     6.99%     21,180   22,783    (1,603)   -7.03%   5.07%   5.83%   -0.76%
                            =======================================-----------------------------------------------------------------
Interest-bearing
  liabilities:
  Deposits:
    Checking with interest,
      savings and money
      markets ...........   $325,670   $276,750   $48,920    17.68%   $ 1,543   $ 2,000      (457)  -22.84%   0.96%   1.46%   -0.50%
    Time deposits .......    109,743    142,488   (32,745)  -22.98%     1,521     2,704    (1,183)  -43.76%   2.79%   3.83%   -1.03%
                            --------------------------------------------------------------------------------------------------------
        Total deposits ..    435,413    419,238    16,175     3.86%     3,064     4,704    (1,640)  -34.86%   1.42%   2.26%   -0.84%
                            --------------------------------------------------------------------------------------------------------
Other borrowed funds ....    215,532    178,452    37,080    20.78%     2,316     2,387       (71)   -2.97%   2.17%   2.70%   -0.53%
                            --------------------------------------------------------------------------------------------------------
        Total interest-
        bearing
        liabilities .....   $650,945   $597,690   $53,255     8.91%     5,380     7,091    (1,711)  -24.13%   1.67%   2.39%   -0.73%
                            =======================================-----------------------------------------------------------------
Tax-equivalent net
  interest income .......                                             $15,800   $15,692   $   108     0.69%
                                                                      =====================================
Net interest spread .....                                                                                     3.40%   3.44%   -0.04%
                                                                                                              ======================
Net interest margin .....                                                                                     3.78%   4.02%   -0.24%
                                                                                                              ======================

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Federal Reserve lowered the targeted fed funds rate by 50 basis points in November 2002 and by 25 basis points in June 2003. As a result, the prime rate and fed funds rate are 75 basis points lower than they were in the first six months of last year. The Company's tax-equivalent net interest income for the six months ended June 30, 2003 increased $108,000 compared to the six months ended June 30, 2002. The increase is attributable to an increase in the volume of earning assets.

Taxable-equivalent interest income and fees on loans decreased $1,234,000 in the first six months of 2003 compared to the same period in 2002, due to lower interest rates on loans. The average yield on loans decreased to 6.42 percent for the first six months of 2003, compared to 7.02 percent for the same period in 2002. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market area served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates.

The average balance of investment securities was $13.9 million higher than last year while the yield has declined 61 basis points. The mix of investment securities has been changed to result in a higher percentage of the portfolio invested in corporate bonds. The Company has purchased corporate bonds with a maturity generally less than 2 1/2 years and a credit rating of BBB+ or better. As of June 30, 2003, corporate bonds in the investment portfolio totaled approximately $79 million, with a weighted average yield of 3.37 percent and a weighted average maturity of 1.4 years.

The average rate paid on deposits declined to 1.42 percent from 2.26 percent for the first six months of 2002. This decline is the result of a decrease in market interest rates and a change in the mix of deposits. Compared to the first six months of last year, the average balance of higher rate certificates of deposit was down $32.7 million, while the average balance of money market and savings accounts, which typically have lower rates, was $48.9 million higher.

The average balance of borrowings for the first six months of 2003 was $37.1 million higher than a year ago. The increase is attributable to higher balances in fed funds purchased from downstream correspondent banks.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and six months ended June 30, 2003 and the same respective periods for 2002 as well as common ratios related to the allowance for loan losses.

                                                Three months ended June 30,               Six months ended June 30,
                                         ---------------------------------------   ----------------------------------------
                                              2003           2002       Change         2003           2002          Change
                                         ----------------------------------------------------------------------------------
Balance at beginning of period .......   $  4,615,248   $  4,339,811   $ 275,437   $  4,493,583   $   4,239,990   $ 253,593
Charge-offs ..........................        (37,728)      (251,819)    214,091       (160,681)       (392,294)    231,613
Recoveries ...........................         43,809        157,608    (113,799)        88,427         167,904     (79,477)
                                         ----------------------------------------------------------------------------------
        Net charge-offs ..............          6,081        (94,211)    100,292        (72,254)       (224,390)    152,136
Provision charged to operations ......        175,000        230,000     (55,000)       375,000         460,000     (85,000)
                                         ----------------------------------------------------------------------------------
        Balance at end of period .....   $  4,796,329   $  4,475,600   $ 320,729   $  4,796,329   $   4,475,600   $ 320,729
                                         ==================================================================================

Average loans outstanding ............   $491,875,695   $478,853,422               $487,248,274   $481,212,854

Ratio of net charge-offs during the
   period to average loans outstanding          0.00%          0.02%                      0.01%          0.05%
Ratio of allowance for loan losses
   to average loans outstanding ......          0.98%          0.93%                      0.98%          0.93%

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

                                                    Three months ended June 30,                   Six months ended June 30,
                                        -----------------------------------------------  -------------------------------------------
                                           2003         2002        Change     Change-%    2003         2002       Change   Change-%
                                        --------------------------------------------------------------------------------------------
Noninterest income
  Service charges on deposit
    accounts ........................   $1,221,683   $1,115,116   $  106,567     9.56%  $2,277,876   $2,118,736   $159,140     7.51%
  Trust services ....................      122,000      141,657      (19,657)  -13.88%     254,000      299,634    (45,634)  -15.23%
  Other:
    Letter of credit fees ...........       19,536       11,012        8,524    77.41%      34,115       42,996    (8,881)   -20.66%
    VISA/Mastercard income ..........       36,197       51,632      (15,435)  -29.89%      74,445      101,032    (26,587)  -26.32%
    Gain on sale of real estate loan        41,869       28,440       13,429    47.22%      84,759       63,341     21,418    33.81%
    Debit card income ...............       29,450       20,200        9,250    45.79%      66,332       40,131     26,201    65.29%
    ATM surcharge fees ..............       27,234        6,534       20,700   316.80%      56,029        6,534     49,495   757.50%
    Increase in cash value of bank
      owned life insurance ..........      126,701           --      126,701       --      191,347           --    191,347       --
    All other .......................      218,496      200,189       18,307     9.14%     408,945      388,193     20,752     5.35%
                                        --------------------------------------------------------------------------------------------
        Total other .................      499,483      318,007      181,476    57.07%     915,972      642,227    273,745    42.62%
                                        --------------------------------------------------------------------------------------------
  Gain on sale of securities ........       95,867           --       95,867       --      195,607           --    195,607       --
                                        --------------------------------------------------------------------------------------------
        Total noninterest income ....   $1,939,033   $1,574,780   $  364,253    23.13%  $3,643,455   $3,060,597   $582,858    19.04%
                                        ============================================================================================

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts grew due to higher volumes and an increase in nonsufficient funds fees. Income from trust services was down due to a decrease in the number of trust accounts and a decline in asset values under management as a result of market conditions. The gain on the sale of real estate loans is higher this year because of an increase in the premium paid for these loans. The decline in VISA/Mastercard income was due to reduced retail activity at the Bank's merchant customers. Debit card income is up because of increased promotion of debit cards to the Bank's customer base. ATM surcharge fees were not implemented until the second quarter of 2002. Bank-owned life insurance was purchased during the first quarter of this year.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other expense category that represent significant variances are shown.

                                                    Three months ended June 30,                   Six months ended June 30,
                                        -----------------------------------------------  -------------------------------------------
                                           2003         2002        Change     Change-%    2003         2002       Change   Change-%
                                        --------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits ...    $1,707,443   $1,615,329   $  92,114     5.70%   $3,426,720   $3,199,812  $ 226,908     7.09%
  Occupancy expenses ...............       352,874      320,184      32,690    10.21%      723,123      638,718     84,405    13.21%
  Data processing expenses .........       248,889      265,519     (16,630)   -6.26%      492,174      530,342    (38,168)   -7.20%
  Other:
    Miscellaneous losses ...........        22,348       51,289     (28,941)  -56.43%       34,788      118,425    (83,637)  -70.62%
    Advertising ....................        49,962       67,900     (17,938)  -26.42%       97,804      108,005    (10,201)   -9.44%
    Trust expense ..................        58,497       73,698     (15,201)  -20.63%      118,660      151,296    (32,636)  -21.57%
    Professional fees ..............        68,448       76,679      (8,231)  -10.73%      158,724      155,487      3,237     2.08%
    All other ......................       369,708      430,891     (61,183)  -14.20%      732,281      773,638    (41,357)   -5.35%
                                        --------------------------------------------------------------------------------------------
        Total other ................       568,963      700,457    (131,494)  -18.77%    1,142,257    1,306,851   (164,594)  -12.59%
                                        --------------------------------------------------------------------------------------------
        Total noninterest expense ..    $2,878,169   $2,901,489   $ (23,320)   -0.80%   $5,784,274   $5,675,723  $ 108,551     1.91%
                                        ============================================================================================

The year-to-date increase in salaries and benefits includes one-time relocation expenses for the Company's newly hired chief executive officer totaling $52,500. Without those expenses, salaries and employee benefits expense for the first six months of 2003 would have increased 5.5 percent over the same period last year. Occupancy expenses were higher this year due to increased lease payments at the main bank location, higher maintenance costs due to snow removal and increased depreciation expense related to technology purchases. Miscellaneous losses were significantly lower as the first quarter of 2002 included a higher level of losses from forged and fraudulently deposited checks. Also, the second quarter of 2002 included a loss of approximately $29,000 on the disposition of personal computers that were replaced in order to run updated software programs. Trust expenses have declined because of the loss of a large custodial account and lower investment management fees.

Income Tax Expense

The Company incurred income tax expense of $4,516,961 for the six months ended June 30, 2003 compared to $4,300,640 for the six months ended June 30, 2002. The effective income tax rate as a percent of income before taxes for the three and six months ended June 30, 2003 was 35.2 percent, compared to 35.6 percent and
35.5 percent, respectively, for the same periods last year.

FINANCIAL CONDITION

Total assets as of June 30, 2003 were $863,901,000, a slight decrease from $886,116,000 at December 31, 2002.

Investment Securities

Investment securities available for sale increased $78,383,000 from December 31, 2002 to $149,246,000. Since December 31, 2002, investment securities classified as held to maturity declined $35,533,000 to $102,766,000 as of June 30, 2003. The increase in the available for sale category was accomplished to allow for increased liquidity and flexibility. Corporate bonds which have been purchased over the past six months have been classified as available for sale.

Loans

Loans outstanding increased $11,616,000 from December 31, 2002 to June 30, 2003. The increase was primarily attributable to growth in commercial and real estate loans.

Deposits

Total deposits as of June 30, 2003 were $558,428,000 compared with $613,099,000 as of December 31, 2002. Savings accounts were $20,204,000 lower at June 30, 2003 than at December 31, 2002. The balance was somewhat higher than normal at December 31, 2002. Noninterest bearing deposits at June 30, 2003 were $10,089,000 higher than at December 31, 2002. It is not unusual to see this kind of fluctuation at any given point in time. Certificates of deposit as of June 30, 2003 were $85,427,000, down $43,687,000 from December 31, 2002. That decline is primarily in large certificates of deposit, $100,000 and over. The Company has chosen to not bid as aggressively for these deposits as have some competitors.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $159,739,000 at June 30, 2003, up from $127,419,000 at December 31, 2002. Most of this increase relates to federal funds purchased, which are federal funds sold to West Bank by approximately 40 banks throughout Iowa. This is a correspondent bank service provided by West Bank. Federal funds sold to West Bank by these downstream correspondent banks are invested in federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at June 30, 2003 and December 31, 2002.

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those item (dollars in thousands).

                                                June 30,  December 31,
                                                  2003        2002        Change
                                                --------------------------------

Nonaccrual loans ...........................     $  385      $1,354      $ (969)
Loans past due 90 days and still
  accruing interest ........................     $1,167      $  545         622
                                                 -------------------------------
Total non-performing loans .................     $1,552      $1,899      $ (347)
Other real estate owned ....................        522         529          (7)
                                                 -------------------------------
Total non-performing assets ................     $2,074      $2,428      $ (354)
                                                 ===============================

Non-performing assets to total loans .......       0.41%       0.50%     -0.08%

Non-performing assets to total assets ......       0.24%       0.27%     -0.03%

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

Capital Resources

Total stockholders' equity was 10.4 percent of total assets as of June 30, 2003 and 9.7 percent on December 31, 2002.

The table below shows the various measures of regulatory capital and related ratios.

                                                June 30, 2003  December 31, 2002
                                                --------------------------------
Total stockholders' equity ...................   $ 89,634,906    $ 85,824,162
Less: net unrealized gains on available
  for sale securities ........................     (1,680,050)     (1,031,446)
Less: intangible assets ......................        (31,820)        (47,730)
                                                 ----------------------------
        Tier 1 capital .......................     87,923,036      84,744,986
Plus: allowance for loan losses ..............      4,796,329       4,493,583
                                                 ----------------------------
        Total risk-based capital .............   $ 92,719,365    $ 89,238,569
                                                 ============================

                                                      Regulatory requirements to be:
                                                         Adequately       Well-       Actual Regulatory Capital Ratios as of:
                                                        Capitalized    Capitalized      June 30, 2003     December 31, 2002
                                                      -----------------------------------------------------------------------
Total risk-based capital as % of risk-weighted assets       8.0%          10.0%            13.6%               13.8%
Tier 1 capital as % of risk-weighted assets .........       4.0%           6.0%            12.9%               13.1%
Tier 1 capital as % average assets ..................       4.0%           5.0%             9.9%                9.7%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table show that, as of June 30, 2003 and December 31, 2002, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

After taking into account the effect of the acquisition of Hawkeye State Bank and the issuance of $20,000,000 in trust preferred securities, the Company's regulatory capital ratios shown in the above table would be approximately 100 basis points lower, but still well in excess of the requirements to be well-capitalized.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $94,481,000 as of June 30, 2003, compared with $181,214,000 as of December 31, 2002. (The amount of liquid assets at December 31, 2002 was higher than normal and was the result of higher than normal deposits.) Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $80 million that would allow it to borrow Federal funds on a short-term basis, if necessary, and has additional borrowing capacity of approximately $34 million at the Federal Home Loan Bank. During the second quarter, the Company obtained a $5 million unsecured line of credit through a large regional correspondent bank. The interest rate is variable and tied to LIBOR. To date, the line has not been used. Management believes that the Company has sufficient liquidity as of June 30, 2003 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 26, 2003 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2002. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2003 changed when compared to 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading "Market Risk Management" is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

b. Changes in internal controls over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

West Bank from time to time is a party to various legal actions arising in the normal course of business. Management believes, as of the date of this Form 10-Q, that there is no threatened or pending proceeding against the Company or West Bank, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company or West Bank.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on April 30, 2003. The record date for determination of shareholders entitled to vote at the meeting was February 24, 2003. There were 16,060,271 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 15,233,092 or 94.85 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors

Eleven directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders' meeting, the individuals received the number of votes set opposite their names:

                                                    Vote
                                                     For                Withheld
                                                  ------------------------------

Frank W. Berlin ........................          15,230,292               2,800
Steven G. Chapman ......................          15,207,404              25,688
Michael A. Coppola .....................          15,208,718              24,374
Orville E. Crowley .....................          14,729,008             504,084
Raymond G. Johnston ....................          15,225,292               7,800
David L. Miller ........................          15,165,267              67,825
David R. Milligan ......................          15,203,517              29,575
Robert G. Pulver .......................          15,230,292               2,800
Thomas E. Stanberry ....................          15,186,696              46,396
Jack G. Wahlig .........................          14,717,187             515,905
Connie Wimer ...........................          14,692,775             540,317

Proposal II - Ratification of Appointment of Independent Auditors

A vote was also taken on the ratification of the appointment of McGladrey & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. The results of the vote were as follows: for - 15,226,402, against - 6,530, abstain - 160, Broker non-votes - 0.

Item 5. Other Items

On July 18, 2003, the Company issued $20,000,000 in long-term subordinated debt through a pooled trust preferred security. This security is a hybrid capital instrument that is included as Tier 1 capital for regulatory purposes, yet is non-dilutive to common shareholders and to return on equity. The trust preferred security has a 30 year maturity, does not require any principal amortization and is callable in seven years at par at the Company's option. The interest rate is fixed for seven years at 6.975% and then becomes variable at 305 basis points over the 90 day LIBOR rate. Interest is payable quarterly. Proceeds were used to fund the purchase of Hawkeye State Bank. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish a copy of such agreement to the Securities and Exchange Commission upon request.

Item 6. Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this report:

Exhibits

 3.1      Restated Articles of Incorporation of the Company *
 3.2      By-laws of the Company *
 10.1     Lease for Main Bank Facility *
 10.2     Supplemental Agreement to Lease for Main Bank Facility *
 10.3     Short-term Lease related to Main Bank Facility *
 10.4     Assignment *
 10.5     Lease Modification Agreement No. 1 for Main bank Facility *
 10.6     Memorandum of Real estate contract *
 10.7     Affidavit *
 10.8     Addendum to Lease for Main Bank Facility *
 10.9     Data Processing Contract *
 10.10    Employment Contract *
 10.11    Consulting Contract *
 10.12    Data Processing Contract Amendment **
 10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank ***
 31.1 Certification of Chief Executive Officer underSection 302 of the Sarbanes Oxley Act of 2002
 31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002
 32       Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

** Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

*** Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 15, 2003

(b) Reports on Form 8-K: During the three months ended June 30, 2003, the Company filed a Form 8-K on April 10, 2003 which contained a press release announcing the quarterly dividend, a Form 8-K on April 29, 2003 which contained a press release announcing earnings for the three months ended March 31, 2003, and a Form 8-K on May 6, 2003 which contained a press release announcing the acquisition of Hawkeye State Bank in Iowa City, Iowa.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)


August 13, 2003                 By: /s/ Thomas E. Stanberry
---------------                     --------------------------------------------
Dated                               Thomas E. Stanberry
                                    Chairman, President, Chief Executive Officer

August 13, 2003                 By: /s/ Douglas R. Gulling
---------------                     --------------------------------------------
Dated                               Douglas R. Gulling
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.       Description

  31.1        Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002
  31.2        Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002
  32          Certification under Section 906 of the Sarbanes-Oxley Act of 2002