Form 10-Q
period 2003-09-30
WEST BANCORPORATION INC
filed 2003-11-13
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED                                COMMISSION FILE NUMBER
   September 30, 2003                                     0-49677

                            WEST BANCORPORATION, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  IOWA                              42-1230603
                  ----                              ----------
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

As of November 13, 2003, there were 16,060,271 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    West Bancorporation, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                    September 30,    December 31,
                                                                                        2003             2002
                                                                                    -------------    -------------
Assets

Cash and due from banks                                                             $  15,263,321    $  23,022,298
Federal funds sold and other short-term investments                                    49,014,909      158,191,770
                                                                                    ------------------------------
      Cash and cash equivalents                                                        64,278,230      181,214,068
                                                                                    ------------------------------
Securities available for sale                                                         170,569,305       70,862,435
Securities held to maturity (approximate market value of $103,474,000
      and $141,267,000 at September 30, 2003 and December 31, 2002, respectively)     101,006,555      138,299,566
Federal Home Loan Bank stock, at cost                                                   5,151,500        3,129,700
                                                                                    ------------------------------
      Total securities                                                                276,727,360      212,291,701
                                                                                    ------------------------------
Loans                                                                                 580,134,688      488,452,911
      Allowance for loan losses                                                        (5,879,375)      (4,493,583)
                                                                                    ------------------------------
Loans, net                                                                            574,255,313      483,959,328
                                                                                    ------------------------------
Premises and equipment, net                                                             3,479,258        1,394,649
Accrued interest receivable                                                             6,229,098        5,204,203
Goodwill and other intangible assets                                                   14,964,400           47,730
Other assets                                                                           23,186,346        2,004,384
                                                                                    ------------------------------
      Total assets                                                                  $ 963,120,005    $ 886,116,063
                                                                                    ==============================

Liabilities and Stockholders' Equity
Deposits:
      Noninterest-bearing                                                           $ 150,467,680    $ 145,208,492
      Interest-bearing:
           Demand                                                                      49,616,142       38,240,910
           Savings                                                                    312,242,571      300,534,634
           Time, in excess of $100,000                                                 53,755,147       88,592,994
           Other time                                                                  68,934,342       40,521,470
                                                                                    ------------------------------
      Total deposits                                                                  635,015,882      613,098,500

Federal funds purchased and securities sold under agreements to repurchase            121,758,980      127,418,671
Other short-term borrowings                                                             3,324,254        5,096,872
Accrued expenses and other liabilities                                                  3,442,679        3,077,858
Long-term borrowings                                                                  108,445,736       51,600,000
                                                                                    ------------------------------
      Total liabilities                                                               871,987,531      800,291,901
                                                                                    ------------------------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; shares issued and
      outstanding: 2003 and 2002, 16,060,271                                            3,000,000        3,000,000
Additional paid-in capital                                                             32,000,000       32,000,000
Retained earnings                                                                      54,949,057       49,792,716
Accumulated other comprehensive income                                                  1,183,417        1,031,446
                                                                                    ------------------------------
      Total stockholders' equity                                                       91,132,474       85,824,162
                                                                                    ------------------------------
      Total liabilities and stockholders' equity                                    $ 963,120,005    $ 886,116,063
                                                                                    ==============================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                    2003            2002
                                                                                ------------    ------------
Interest income:
      Loans                                                                     $  8,636,379    $  8,224,343
      Securities:
           U.S Treasury, government agencies and corporations                      1,189,844       1,746,041
           States and political subdivisions                                         430,999         396,868
           Other                                                                     943,083         314,500
      Federal funds sold and other short-term investments                            124,779         437,466
                                                                                ----------------------------
               Total interest income                                              11,325,084      11,119,218
                                                                                ----------------------------
Interest expense:
      Demand deposits                                                                 37,082          35,981
      Savings deposits                                                               733,141         888,570
      Time deposits                                                                  571,024       1,284,800
      Federal funds purchased and securities sold under
           agreements to repurchase                                                  318,784         456,662
      Other short-term borrowings                                                      2,825           7,998
      Long-term borrowings                                                         1,154,703         723,774
                                                                                ----------------------------
               Total interest expense                                              2,817,559       3,397,785
                                                                                ----------------------------
               Net interest income                                                 8,507,525       7,721,433
Provision for loan losses                                                            250,000         250,000
                                                                                ----------------------------
               Net interest income after provision for loan losses                 8,257,525       7,471,433
                                                                                ----------------------------
Noninterest income:
      Service charges on deposit accounts                                          1,258,686       1,194,710
      Trust services                                                                 132,000         138,000
      Net realized gains (losses) from sales of securities available for sale        (48,626)         91,509
      Other income                                                                   814,956         387,336
                                                                                ----------------------------
               Total noninterest income                                            2,157,016       1,811,555
                                                                                ----------------------------
Noninterest expense:
      Salaries and employee benefits                                               1,954,613       1,612,135
      Occupancy expenses                                                             378,899         327,599
      Data processing expenses                                                       283,133         238,820
      Other expenses                                                                 776,662         615,707
                                                                                ----------------------------
               Total noninterest expense                                           3,393,307       2,794,261
                                                                                ----------------------------
               Income before income taxes                                          7,021,234       6,488,727
Income taxes                                                                       2,457,389       2,318,538
                                                                                ----------------------------
               Net income                                                       $  4,563,845    $  4,170,189
                                                                                ============================
Basic earnings per share                                                        $       0.28    $       0.26
                                                                                ============================
Cash dividends per share                                                        $       0.16    $       0.16
                                                                                ============================

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      2003           2002
                                                                                  ------------   ------------
Interest income:
      Loans                                                                       $ 24,005,693   $ 24,785,573
      Securities:
           U.S Treasury, government agencies and corporations                        3,452,676      5,235,606
           States and political subdivisions                                         1,290,336      1,236,981
           Other                                                                     2,346,593        855,516
      Federal funds sold and other short-term investments                              943,459      1,299,694
                                                                                  ---------------------------
               Total interest income                                                32,038,757     33,413,370
                                                                                  ---------------------------
Interest expense:
      Demand deposits                                                                   86,357        103,564
      Savings deposits                                                               2,227,010      2,820,280
      Time deposits                                                                  2,091,692      3,988,605
      Federal funds purchased and securities sold under
           agreements to repurchase                                                  1,207,135      1,423,678
      Other short-term borrowings                                                        6,182         24,381
      Long-term borrowings                                                           2,578,650      2,127,435
                                                                                  ---------------------------
               Total interest expense                                                8,197,026     10,487,943
                                                                                  ---------------------------
               Net interest income                                                  23,841,731     22,925,427
Provision for loan losses                                                              625,000        710,000
                                                                                  ---------------------------
               Net interest income after provision for loan losses                  23,216,731     22,215,427
                                                                                  ---------------------------
Noninterest income:
      Service charges on deposit accounts                                            3,536,562      3,313,446
      Trust services                                                                   386,000        437,634
      Net realized gains (losses) from sales of securities available for sale          146,981         91,509
      Other income                                                                   1,730,928      1,029,563
                                                                                  ---------------------------
               Total noninterest income                                              5,800,471      4,872,152
                                                                                  ---------------------------
Noninterest expense:
      Salaries and employee benefits                                                 5,360,055      4,792,458
      Occupancy expenses                                                             1,102,022        966,317
      Data processing expenses                                                         775,307        769,162
      Other expenses                                                                 1,940,197      1,942,048
                                                                                  ---------------------------
               Total noninterest expense                                             9,177,581      8,469,985
                                                                                  ---------------------------
               Income before income taxes                                           19,839,621     18,617,594
Income taxes                                                                         6,974,350      6,619,178
                                                                                  ---------------------------
               Net income                                                         $ 12,865,271   $ 11,998,416
                                                                                  ===========================
Basic earnings per share                                                          $       0.80   $       0.75
                                                                                  ===========================
Cash dividends per share                                                          $       0.48   $       0.46
                                                                                  ===========================

See accompanying notes to consolidated financial statements.
Certain minor reclassifications were made to agree with the current year presentation.

                    West Bancorporation, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     2003            2002
                                                  ------------    ------------
Common Stock
      Beginning of year balance                   $  3,000,000    $  3,000,000
                                                  ----------------------------
      End of period balance                          3,000,000       3,000,000
                                                  ----------------------------
Additional Paid-in Capital
      Beginning of year balance                     32,000,000      32,000,000
                                                  ----------------------------
      End of period balance                         32,000,000      32,000,000
                                                  ----------------------------
Retained Earnings
      Beginning of year balance                     49,792,716      43,374,281
      Net income                                    12,865,271      11,998,416
      Dividends on common stock                     (7,708,930)     (7,387,725)
                                                  ----------------------------
      End of period balance                         54,949,057      47,984,972
                                                  ----------------------------
Accumulated Other Comprehensive Income (Loss)
      Beginning of year balance                      1,031,446         637,980
      Unrealized gain on securities, net of tax        151,971         345,854
                                                  ----------------------------
      End of period balance                          1,183,417         983,834
                                                  ----------------------------
Total Stockholders' Equity                        $ 91,132,474    $ 83,968,806
                                                  ============================

                    West Bancorporation, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
Net Income                                              $12,865,271   $11,998,416
Other comprehensive income, unrealized gains on
      securities, net of reclassification adjustment,
      net of tax                                            151,971       345,854
                                                        -------------------------
Comprehensive income                                    $13,017,242   $12,344,270
                                                        =========================

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        2003             2002
                                                                                    -------------    -------------
Cash Flows from Operating Activities
      Net income                                                                    $  12,865,271    $  11,998,416
      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                      625,000          710,000
           Net amortization                                                             1,235,220          473,830
           Net gains from sales of securities available for sale
                and loans held for sale                                                  (456,358)        (220,865)
           Loss on disposition of fixed assets                                                  -           28,665
           Proceeds from sales of loans held for sale                                  30,844,808        7,865,424
           Originations of loans held for sale                                        (31,381,728)      (8,337,780)
           Depreciation                                                                   169,731          120,665
           Deferred income taxes                                                           87,579          296,461
           Change in assets and liabilities:
                Increase in accrued interest receivable                                (1,024,895)        (346,000)
                Decrease in accrued expenses and other liabilities                        (85,058)        (945,338)
                                                                                    ------------------------------
                    Net cash provided by operating activities                          12,879,570       11,643,478
                                                                                    ------------------------------
Cash Flows from Investing Activities
      Proceeds from sales, calls, and maturities of securities available for sale      36,983,248        4,432,866
      Purchases of securities available for sale                                     (129,061,840)     (21,876,919)
      Proceeds from calls and maturities of securities held to maturity                62,551,334      103,965,544
      Purchases of securities held to maturity                                        (16,401,785)    (120,236,162)
      Cash effect of Hawkeye State Bank transaction                                    21,364,851                -
      Acquisition of Federal Home Loan Bank stock                                        (229,900)               -
      Proceeds from redemption of Federal Home Loan Bank stock                             20,500                -
      Net (increase) decrease in loans                                                 (6,349,447)      11,617,139
      Purchases of bank premises and equipment                                            (98,096)        (382,817)
      Purchase of bank-owned life insurance                                           (20,000,000)               -
      Change in other assets                                                              (98,889)         274,324
                                                                                    ------------------------------
                    Net cash used in investing activities                             (51,320,024)     (22,206,025)
                                                                                    ------------------------------

                                   continued

See accompanying notes to consolidated financial statements.

                    West Bancorporation, Inc. and Subsidiary
                Consolidated Statements of Cash Flows - continued
                                   (unaudited)

Cash Flows from Financing Activities
      Net decrease in deposits                                                        (80,401,896)        (791,653)
      Net increase (decrease) in federal funds purchased and securities sold
           under agreements to repurchase                                              (7,004,756)       1,169,406
      Net decrease in other short-term borrowings                                      (1,772,618)      (1,672,578)
      Proceeds from long-term borrowings                                               20,000,000        3,600,000
      Payments on Federal Home Loan Bank advances                                      (1,607,184)               -
      Cash dividends                                                                   (7,708,930)      (7,387,725)
                                                                                    ------------------------------
                    Net cash used in financing activities                             (78,495,384)      (5,082,550)
                                                                                    ------------------------------
                    Net decrease in cash and cash equivalents                        (116,935,838)     (15,645,097)
Cash and Cash Equivalents
      Beginning                                                                       181,214,068      128,450,240
                                                                                    ------------------------------
      End                                                                           $  64,278,230    $ 112,805,143
                                                                                    ==============================
Supplemental Disclosures of Cash Flow Information
      Cash payments for:
           Interest                                                                 $   8,624,180    $  11,225,791
           Income taxes                                                                 6,674,183        6,996,675
                                                                                    ==============================
      Assets and liabilities received in conjunction with Hawkeye State Bank transaction:
                Investment securities                                               $  17,424,813
                Federal Home Loan Bank stock                                            1,812,400
                Loans, net                                                             83,725,241
                Premises and equipment                                                  2,156,244
                Goodwill                                                               13,304,720
                Core deposit intangible                                                 1,679,655
                Other assets                                                            1,173,349
                Deposits                                                             (102,319,278)
                Federal Home Loan Bank advances                                       (38,614,630)
                Securities sold under agreement to repurchase                          (1,345,065)
                Other liabilities                                                        (362,300)
                                                                                    -------------
                                                                                    $ (21,364,851)
                                                                                    =============

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three and nine months ended September 30, 2003 and 2002, and the consolidated balance sheets as of September 30, 2003 and December 31, 2002 include the accounts and transactions of the Company and its wholly-owned subsidiary, West Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002.

As of the close of business on July 18, 2003, West Bank acquired certain assets and assumed certain liabilities of Hawkeye State Bank ("the Hawkeye State Bank transaction"). The Results of Operations include income and expense subsequent to July 18, 2003 associated with the Hawkeye State Bank transaction.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three and nine months ended September 30, 2003 and 2002 was 16,060,271.

3.   Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 10 of the Company's 2002 consolidated financial statements. The Company's commitments as of September 30, 2003 and December 31, 2002 are approximately as follows:

                               September 30, 2003   December 31, 2002
                               ------------------   -----------------
Commitments to extend credit   $      146,065,000   $      136,424,000
Standby letters of credit              17,531,000           15,804,000
                               ---------------------------------------
                               $      163,596,000   $      152,228,000
                               =======================================

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

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have an impact on the Company's financial statements.

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

7.   Acquisition Subsequent to September 30, 2003

On October 1, 2003, the Company closed its previously announced acquisition of VMF Capital, L.L.C. ("VMF"). The Company formed a new wholly-owned subsidiary, WB Capital Management Inc. ("WB Capital"). WB Capital purchased most of the assets and assumed most of the liabilities of VMF. WB Capital will operate under the trade name of VMF Capital for the foreseeable future. WB Capital is a registered investment advisor and has approximately $420 million in assets under management. Net income of WB Capital is expected to be immaterial to the consolidated operating results of the Company for the fourth quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company's growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information is based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Securities and Exchange Commission and/or the Federal Reserve Board, and customer acceptance of the Company's products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2003 compared with the same periods in 2002.

                                                   Three months ended September 30,
                                        2003               2002             Change       Change-%
                                   ---------------    ---------------    ------------    --------
Net income                         $     4,563,845    $     4,170,189    $    393,656         9.4%
Average assets                         963,656,348        832,573,412     131,082,936        15.7%
Average stockholders'
   equity                               88,408,514         82,864,058       5,544,456         6.7%

Return on assets                              1.88%              1.99%          -0.11%       -5.5%

Return on equity                             20.48%             19.97%           0.51%        2.6%

Efficiency ratio                             31.03%             28.88%           2.15%        7.4%

Dividend payout ratio                        57.14%             61.54%          -4.40%       -7.1%

Average equity to average assets              9.17%              9.95%          -0.78%       -7.8%

                                                   Nine months ended September 30,
                                        2003               2002             Change       Change-%
                                   ---------------    ---------------    ------------    --------
Net income                         $    12,865,271    $    11,998,416      $  866,855         7.2%
Average assets                         906,918,258        825,094,390      81,823,868         9.9%
Average stockholders'
   equity                               87,640,752         81,052,795       6,587,957         8.1%

Return on assets                              1.90%              1.94%          -0.04%       -2.1%

Return on equity                             19.63%             19.79%          -0.16%       -0.8%

Efficiency ratio                             30.40%             29.79%           0.61%        2.0%

Dividend payout ratio                        60.00%             61.33%          -1.33%       -2.2%

Average equity to average assets              9.66%              9.82%          -0.16%       -1.6%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.

Return on equity - annualized net income divided by average stockholders' equity.

Efficiency ratio - noninterest expense divided by noninterest income (excluding securities gains or losses) plus taxable equivalent net interest income.

Dividend payout ratio - dividends per share divided by net income per share.

Equity to assets ratio - average equity divided by average assets.

RESULTS OF OPERATIONS

On July 18, 2003, West Bank acquired certain assets and assumed certain liabilities of Hawkeye State Bank in Iowa City, Iowa. Net income for the first nine months of 2003 is higher than the previous year because of the Hawkeye State Bank transaction and new sources of noninterest income. The Hawkeye State Bank transaction added approximately $200,000 to net income for the third quarter of 2003.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liability. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended September 30 (dollars in thousands):

                                                  Average Balance
                                     --------------------------------------------
                                       2003       2002      Change      Change-%
Interest-earning assets:
Loans:
Commercial                           $273,653   $253,995   $  19,658        7.74%
Real estate                           262,655    189,497      73,158       38.61%
Consumer                               18,835     20,635      (1,800)      -8.72%
Other                                  10,997     15,510      (4,513)     -29.10%
                                     -------------------------------------------
Total Loans                           566,140    479,637      86,503       18.04%
                                     -------------------------------------------

Investment securities:
Taxable                               237,678    190,527      47,151       24.75%
Tax-exempt                             43,320     27,885      15,435       55.35%
                                     -------------------------------------------
Total investment securities           280,998    218,412      62,586       28.66%
                                     -------------------------------------------

Federal funds sold and
  short-term investments               51,094    100,097     (49,003)     -48.96%
                                     -------------------------------------------
Total interest-earning assets        $898,232   $798,146   $ 100,086       12.54%
                                     ===========================================

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets                 $353,478   $277,970   $  75,508       27.16%
Time deposits                         113,765    155,697     (41,932)     -26.93%
                                     -------------------------------------------
Total deposits                        467,243    433,667      33,576        7.74%
                                     -------------------------------------------
Other borrowed funds                  246,700    170,418      76,282       44.76%
                                     -------------------------------------------
Total interest-bearing liabilities   $713,943   $604,085   $ 109,858       18.19%
                                     ===========================================



                                                Interest Income/Expense              Yield/Rate
                                     ---------------------------------------   ----------------------
                                       2003       2002     Change   Change-%   2003    2002    Change
Interest-earning assets:
Loans:
Commercial                           $  3,803   $ 3,898    $  (95)     -2.44%  5.51%   6.09%   -0.58%
Real estate                             4,334     3,708       626      16.88%  6.55%   7.76%   -1.22%
Consumer                                  363       407       (44)    -10.81%  7.65%   7.83%   -0.18%
Other                                     199       305      (106)    -34.75%  7.18%   7.80%   -0.62%
                                     ---------------------------------------   ---------------------
Total Loans                             8,699     8,318       381       4.58%  6.10%   6.88%   -0.78%
                                     ---------------------------------------   ---------------------

Investment securities:
Taxable                                 2,217     2,145        72       3.36%  3.70%   4.47%   -0.77%
Tax-exempt                                507       453        54      11.92%  4.64%   6.45%   -1.80%
                                     ---------------------------------------   ---------------------
Total investment securities             2,724     2,598       126       4.85%  3.85%   4.72%   -0.87%
                                     ---------------------------------------   ---------------------
Federal funds sold and
  short-term investments                  125       437      (312)    -71.40%  0.97%   1.73%   -0.76%
                                     ---------------------------------------   ---------------------
Total interest-earning assets          11,548    11,353       195       1.72%  5.10%   5.64%   -0.54%
                                     ---------------------------------------   ---------------------
Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets                 $    770   $   925      (155)    -16.76%  0.86%   1.32%   -0.46%
Time deposits                             571     1,285      (714)    -55.56%  1.99%   3.27%   -1.28%
                                     ---------------------------------------   ---------------------
Total deposits                          1,341     2,210      (869)    -39.32%  1.14%   2.02%   -0.88%
                                     ---------------------------------------   ---------------------
Other borrowed funds                    1,477     1,188       289      24.33%  2.38%   2.77%   -0.39%
                                     ---------------------------------------   ---------------------
Total interest-bearing liabilities      2,818     3,398      (580)    -17.07%  1.57%   2.26%   -0.69%
                                     ---------------------------------------   ---------------------

Tax-equivalent net interest income   $  8,730   $ 7,955    $  775       9.74%
                                     =======================================
Net interest spread                                                            3.53%  3.38%     0.15%
                                                                               =====================
Net interest margin                                                            3.86%  3.95%    -0.09%
                                                                               =====================

Data for the nine months ended September 30 (dollars in thousands):

                                                  Average Balance
                                     ------------------------------------------
                                       2003       2002      Change     Change-%
Interest-earning assets:
Loans:
Commercial                           $260,880   $250,561   $ 10,319        4.12%
Real estate                           222,760    193,643     29,117       15.04%
Consumer                               18,497     20,664     (2,167)     -10.49%
Other                                  11,697     15,814     (4,117)     -26.03%
                                     ------------------------------------------
Total Loans                           513,834    480,682     33,152        6.90%
                                     ------------------------------------------

Investment securities:
Taxable                               202,983    183,395     19,588       10.68%
Tax-exempt                             39,298     28,554     10,744       37.63%
                                     ------------------------------------------
Total investment securities           242,281    211,949     30,332       14.31%
                                     ------------------------------------------

Federal funds sold and
  short-term investments              105,183     98,467      6,716        6.82%
                                     ------------------------------------------
Total interest-earning assets        $861,298   $791,098   $ 70,200        8.87%
                                     ==========================================

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets                 $335,041   $277,161   $ 57,880       20.88%
Time deposits                         111,099    146,940    (35,841)     -24.39%
                                     ------------------------------------------
Total deposits                        446,139    424,101     22,038        5.20%
                                     ------------------------------------------
Other borrowed funds                  226,036    175,745     50,291       28.62%
                                     ------------------------------------------
Total interest-bearing liabilities   $672,175   $599,846   $ 72,329       12.06%
                                     ==========================================


                                             Interest Income/Expense                   Yield/Rate
                                     -----------------------------------------   ----------------------
                                      2003       2002      Change     Change-%     2003    2002  Change
Interest-earning assets:
Loans:
Commercial                           $10,969    $11,481    $  (512)      -4.46%   5.62%   6.13%    -0.51%
Real estate                           11,527     11,411        116        1.02%   6.92%   7.88%    -0.96%
Consumer                               1,051      1,253       (202)     -16.12%   7.60%   8.11%    -0.51%
Other                                    671        926       (255)     -27.54%   7.67%   7.83%    -0.16%
                                     -----------------------------------------    ----------------------
Total Loans                           24,218     25,071       (853)      -3.40%   6.30%   6.97%    -0.67%
                                     -----------------------------------------    ----------------------

Investment securities:
Taxable                                6,051      6,344       (293)      -4.62%   3.99%   4.63%    -0.64%
Tax-exempt                             1,516      1,423         93        6.52%   5.16%   6.66%    -1.51%
                                     -----------------------------------------    ----------------------
Total investment securities            7,567      7,767       (200)      -2.58%   4.18%   4.90%    -0.72%
                                     -----------------------------------------    ----------------------

Federal funds sold and
  short-term investments                 943      1,300       (357)     -27.46%   1.20%   1.76%    -0.56%
                                     -----------------------------------------    ----------------------
Total interest-earning assets         32,728     34,138     (1,410)      -4.13%   5.08%   5.77%    -0.69%
                                     -----------------------------------------    ----------------------

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets                 $ 2,313    $ 2,924       (611)     -20.88%   0.92%   1.41%    -0.49%
Time deposits                          2,092      3,989     (1,897)     -47.56%   2.52%   3.63%    -1.11%
                                     -----------------------------------------    ----------------------
Total deposits                         4,405      6,913     (2,508)     -36.28%   1.32%   2.18%    -0.86%
                                     -----------------------------------------    ----------------------
Other borrowed funds                   3,792      3,575        217        6.07%   2.24%   2.72%    -0.48%
                                     -----------------------------------------    ----------------------
Total interest-bearing liabilities     8,197     10,488     (2,291)     -21.84%   1.63%   2.34%    -0.71%
                                     -----------------------------------------    ----------------------

Tax-equivalent net interest income   $24,531    $23,650    $   881        3.73%
                                     =========================================
Net interest spread                                                               3.45%   3.43%     0.02%
                                                                                  ======================
Net interest margin                                                               3.81%   4.00%    -0.19%
                                                                                  ======================

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Federal Reserve lowered the targeted fed funds rate by 50 basis points in November 2002 and by 25 basis points in June 2003. As a result, the prime rate and fed funds rate are 75 basis points lower than they were in the first nine months of last year. The Company's tax-equivalent net interest income for the nine months ended September 30, 2003 increased $881,000 compared to the nine months ended September 30, 2002. The increase is primarily attributable to an increase in the volume of earning assets as a result of the Hawkeye State Bank transaction and the decline in both the rate and volume of time deposits.

Taxable-equivalent interest income and fees on loans decreased $853,000 in the first nine months of 2003 compared to the same period in 2002, due to lower interest rates on loans. The average yield on loans decreased to 6.30 percent for the first nine months of 2003, compared to 6.97 percent for the same period in 2002. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates.

The average balance of investment securities was $30 million higher than last year while the yield has declined 72 basis points. The mix of investment securities has been changed to result in a higher percentage of the portfolio invested in corporate bonds. The Company has purchased corporate bonds with a maturity generally less than 2 1/2 years and a credit rating of BBB+ or better.

The average rate paid on deposits for the first nine months of 2003 declined to
1.32 percent from 2.18 percent for the first nine months of 2002. This decline is the result of a decrease in market interest rates and a change in the mix of deposits. Compared to the first nine months of last year, the average balance of higher rate certificates of deposit was down $36 million, while the average balance of money market and savings accounts, which typically have lower rates, was $58 million higher.

The average balance of borrowings for the first nine months of 2003 was $50 million higher than a year ago. The increase is attributable to higher balances in fed funds purchased from downstream correspondent banks. In addition, approximately $38 million in Federal Home Loan Bank advances was assumed from Hawkeye State Bank and the Company issued $20,000,000 in trust preferred securities in July of 2003.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2003 and the same respective periods for 2002 as well as common ratios related to the allowance for loan losses.

                                                   Three months ended September 30,
                                               2003              2002             Change
                                           -------------     -------------     -------------
Balance at beginning of period             $   4,796,329     $   4,475,600     $     320,729
Allowances related to acquisitions               911,000                 -           911,000
Charge-offs                                     (110,465)         (396,581)          286,116
Recoveries                                        32,511            31,970               541
                                           -------------------------------------------------
Net charge-offs                                  (77,954)         (364,611)          286,657
Provision charged to operations                  250,000           250,000                 -
                                           -------------------------------------------------
Balance at end of period                   $   5,879,375     $   4,360,989     $   1,518,386
                                           =================================================

Average loans outstanding                  $ 566,139,731     $ 479,637,329
Loans outstanding at end of period           580,134,688       481,535,302

Ratio of net charge-offs during the
   period to average loans outstanding              0.01%             0.08%
Ratio of allowance for loan losses
   to loans outstanding at end of period            1.01%             0.91%

                                                   Nine months ended September 30,
                                               2003              2002             Change
                                           -------------     -------------     -------------
Balance at beginning of period             $   4,493,583     $   4,239,990     $     253,593
Allowances related to acquisitions               911,000                 -           911,000
Charge-offs                                     (271,146)         (788,875)          517,729
Recoveries                                       120,938           199,874           (78,936)
                                           -------------     -------------     -------------
Net charge-offs                                 (150,208)         (589,001)          438,793
Provision charged to operations                  625,000           710,000           (85,000)
                                           -------------     -------------     -------------
Balance at end of period                   $   5,879,375     $   4,360,989     $   1,518,386
                                           =============     =============     =============

Average loans outstanding                  $ 513,834,406     $ 480,681,908
Loans outstanding at end of period           580,134,688       481,535,302

Ratio of net charge-offs during the
   period to average loans outstanding              0.03%             0.12%
Ratio of allowance for loan losses
   to loans outstanding at end of period            1.01%             0.91%

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

                                                                 Three months ended September 30,
                                                        2003           2002         Change        Change-%
                                                     -----------    -----------   -----------    ---------
Noninterest income
         Service charges on deposit accounts         $ 1,258,686    $ 1,194,710   $    63,976         5.35%
         Trust services                                  132,000        138,000        (6,000)       -4.35%
         Other:
                 Letter of credit fees                    40,704         21,340        19,364        90.74%
                 VISA/Mastercard income                   39,321         38,255         1,066         2.79%
                 Gain on sale of real estate loans       263,596         66,015       197,581       299.30%
                 Debit card income                        38,695         24,814        13,881        55.94%
                 ATM surcharge fees                       27,888         32,967        (5,079)      -15.41%
                 Increase in cash value of bank
                   owned life insurance                  222,833              -       222,833            -
                 All other                               181,919        203,945       (22,026)      -10.80%
                                                     -----------------------------------------------------
                 Total other                             814,956        387,336       427,620       110.40%
                                                     -----------------------------------------------------
         Gain (loss) on sale of securities               (48,626)        91,509      (140,135)     -153.14%
                                                     -----------------------------------------------------
                 Total noninterest income            $ 2,157,016    $ 1,811,555   $   345,461        19.07%
                                                     =====================================================

                                                                 Nine months ended September 30,
                                                        2003           2002         Change       Change-%
                                                     -----------    -----------   -----------    ---------
Noninterest income
         Service charges on deposit accounts         $ 3,536,562    $ 3,313,446   $   223,116         6.73%
         Trust services                                  386,000        437,634       (51,634)      -11.80%
         Other:
                 Letter of credit fees                    74,819         64,336        10,483        16.29%
                 VISA/Mastercard income                  113,766        139,287       (25,521)      -18.32%
                 Gain on sale of real estate loans       348,355        129,356       218,999       169.30%
                 Debit card income                       105,027         64,945        40,082        61.72%
                 ATM surcharge fees                       83,917         39,501        44,416       112.44%
                 Increase in cash value of bank
                   owned life insurance                  414,180              -       414,180            -
                 All other                               590,864        592,138        (1,274)       -0.22%
                                                     -----------------------------------------------------
                 Total other                           1,730,928      1,029,563       701,365        68.12%
                                                     -----------------------------------------------------
         Gain on sale of securities                      146,981         91,509        55,472        60.62%
                                                     -----------------------------------------------------
                 Total noninterest income            $ 5,800,471    $ 4,872,152   $   928,319        19.05%
                                                     =====================================================

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts grew due to higher volumes and an increase in nonsufficient funds fees. Income from trust services was down due to a decrease in the number of trust accounts and a decline in asset values under management as a result of market conditions. The decline in VISA/Mastercard income was due to reduced retail activity at the Bank's merchant customers. Debit card income is up because of increased promotion of debit cards to the Bank's customer base. ATM surcharge fees were not implemented until the second quarter of 2002. Bank-owned life insurance was purchased during the first and third quarters of this year. The increase in the gain on sale of real estate loans is due to the increased loan volume as a result of the lower interest rate environment and the addition of loan volume through the banking offices acquired in Iowa City, Iowa. The volume of loans originated and sold in the secondary market and the resulting gains on those sales is expected to decline as interest rates move higher.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other expense category that represent significant variances are shown.

                                                         Three months ended September 30,
                                              2003             2002          Change      Change-%
                                              ----             ----          ------      --------
Noninterest expense:
   Salaries and employee benefits          $ 1,954,613      $1,612,135      $342,478       21.24%
   Occupancy expenses                          378,899         327,599        51,300       15.66%
   Data processing expenses                    283,133         238,820        44,313       18.56%
   Other:
          Supplies                              52,590          35,548        17,042       47.94%
          Advertising                           51,667          52,336          (669)      -1.28%
          Trust expense                         72,082          78,666        (6,584)      -8.37%
          Professional fees                     59,933          50,803         9,130       17.97%
          Deposit premium amortization          51,795           7,955        43,840      551.10%
          Other real estate owned expense       43,707           2,194        41,513     1892.11%
          Postage and courier                   94,286          75,154        19,132       25.46%
          Charitable contributions              46,546          30,972        15,574       50.28%
          All other                            304,056         282,079        21,977        7.79%
                                           -----------------------------------------------------
          Total other                          776,662         615,707       160,955       26.14%
                                           -----------------------------------------------------
          Total noninterest expense        $ 3,393,307      $2,794,261      $599,046       21.44%
                                           =====================================================

                                                      Nine months ended September 30,
                                              2003             2002          Change      Change-%
                                              ----             ----          ------      --------
Noninterest expense:
   Salaries and employee benefits          $ 5,360,055      $4,792,458     $ 567,597      11.84%
   Occupancy expenses                        1,102,022         966,317       135,705      14.04%
   Data processing expenses                    775,307         769,162         6,145       0.80%
   Other:
          Supplies                             134,057         109,862        24,195      22.02%
          Advertising                          149,471         160,341       (10,870)     -6.78%
          Trust expense                        190,742         229,962       (39,220)    -17.06%
          Professional fees                    218,657         211,419         7,238       3.42%
          Deposit premium amortization          67,705          24,311        43,394     178.50%
          Other real estate owned expense       46,993           6,588        40,405     613.31%
          Postage and courier                  244,806         205,700        39,106      19.01%
          Charitable contributions             112,669          86,960        25,709      29.56%
          All other                            775,097         906,905      (131,808)    -14.53%
                                           ----------------------------------------------------
          Total other                        1,940,197       1,942,048        (1,851)     -0.10%
                                           ----------------------------------------------------
          Total noninterest expense        $ 9,177,581      $8,469,985     $ 707,596       8.35%
                                           ====================================================

The year-to-date increase in salaries and benefits includes one-time relocation expenses for the Company's newly hired chief executive officer totaling $52,500 and the salaries of the officers and employees in the offices acquired in Iowa City. Occupancy expenses were higher this year due to increased lease payments at the main bank location, higher maintenance costs due to snow removal and increased depreciation expense related to technology purchases. Contributing to the increase in occupancy expenses in the third quarter of 2003 are expenses associated with the two offices acquired in Iowa City. Trust expenses have declined because of the loss of a large custodial account and lower investment management fees.

Income Tax Expense

The Company incurred income tax expense of $6,974,350 for the nine months ended September 30, 2003 compared to $6,619,178 for the nine months ended September 30, 2002. The effective income tax rate as a percent of income before taxes for the three and nine months ended September 30, 2003 was 35.0 percent and 35.2 percent, respectively, compared to 35.7 percent and 35.6 percent, respectively, for the same periods last year. The decline in the effective tax rate for 2003 compared to 2002 is because the increase in cash value of bank-owned life insurance is exempt from income taxes.

FINANCIAL CONDITION

Total assets as of September 30, 2003 were $963,120,000, up from $886,116,000 at December 31, 2002. The acquisition of certain assets of Hawkeye State Bank added approximately $135,000,000 to total Company assets. Without the addition of assets from Hawkeye State Bank, the Company's assets at September 30, 2003 would have been approximately $60,000,000 lower than at December 31, 2002. That decline is primarily the result of planned reductions in public fund deposits.

Investment Securities

Investment securities available for sale increased $99,707,000 from December 31, 2002 to $170,569,000. Since December 31, 2002, investment securities classified as held to maturity declined $37,293,000 to $101,007,000 as of September 30, 2003. The increase in the available for sale category was accomplished to allow for increased liquidity and flexibility. Corporate bonds which have been purchased over the past nine months have been classified as available for sale. Approximately $16,000,000 in investment securities acquired from Hawkeye State Bank were added to the available for sale portfolio.

Loans

Loans outstanding increased $91,682,000 from December 31, 2002 to September 30, 2003. Approximately $75,000,000 of the increase relates to loans acquired from Hawkeye State Bank. It is anticipated that loans in the Iowa City market will decline in the near future as the Company applies its loan administration standards and procedures in that market and from somewhat normal customer attrition due to the ownership and management changes. It is anticipated that loans attributable to the Iowa City market could decline $10 - $15 million during the fourth quarter of 2003.

Deposits

Total deposits as of September 30, 2003 were $635,016,000 compared with $613,099,000 as of December 31, 2002. Deposits at September 30, 2003 that were acquired from Hawkeye State Bank totaled approximately $99,000,000. Total deposits were somewhat higher than normal at December 31, 2002. Certificates of deposit as of September 30, 2003, excluding those acquired from Hawkeye State Bank, were $83,080,000, down $46,034,000 from December 31, 2002. That decline is primarily in large certificates of deposit, $100,000 and over. The Company has chosen to not bid as aggressively for these deposits as have some competitors.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $121,759,000 at September 30, 2003, down from $127,419,000 at December 31, 2002. The decrease relates to federal funds purchased, which are federal funds sold to West Bank by approximately 40 banks throughout Iowa. This is a correspondent bank service provided by West Bank. It is not unusual for this category to fluctuate over time. Federal funds sold to West Bank by these downstream correspondent banks are invested in federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at September 30, 2003 and December 31, 2002. Long-term borrowings increased because of the assumption of Federal Home Loan Bank advances with a fair market value of $38,614,630 associated with the Hawkeye State Bank transaction and the issuance of trust preferred securities in the amount of $20,000,000. The issuance of the trust preferred securities was done to ensure the total risk-based capital ratio exceeded the requirement for being well-capitalized after the Hawkeye State Bank transaction.

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items. (dollars in thousands)

                                            September 30, 2003       December 31, 2002        Change
                                            ------------------       -----------------        -------
Nonaccrual loans                                $  1,816                 $  1,354             $   462
Loans past due 90 days and still
  accruing interest                             $  2,691                 $    545               2,146
                                                -----------------------------------------------------
Total non-performing loans                      $  4,507                 $  1,899             $ 2,608
Other real estate owned                              674                      529                 145
                                                -----------------------------------------------------
Total non-performing assets                     $  5,181                 $  2,428             $ 2,753
                                                =====================================================

Non-performing assets to total loans                0.90%                    0.50%               0.40%

Non-performing assets to total assets               0.54%                    0.27%               0.27%

The increase in nonaccrual loans and loans past due 90 days or more is primarily due to loans acquired from Hawkeye State Bank. The Company is diligently applying its loan administration standards to the portfolio acquired from Hawkeye State Bank. It is not possible to predict the trend of nonaccrual loans in the acquired portfolio. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid principal and interest.

Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and the Related Allowance for Loan Losses".

Capital Resources

Total stockholders' equity was 9.5 percent of total assets as of September 30, 2003 and 9.7 percent on December 31, 2002.

The table below shows the various measures of regulatory capital and related ratios.

                                                              September 30, 2003    December 31, 2002
                                                              ------------------    -----------------
Total stockholders' equity                                      $  91,132,474          $ 85,824,162
Less: net unrealized gains on available for sale securities        (1,183,417)           (1,031,446)
Less: intangible assets                                           (14,964,400)              (47,730)
Plus: trust preferred securities                                   20,000,000                     -
                                                                -----------------------------------
Tier 1 capital                                                     94,984,657            84,744,986
Plus: allowance for loan losses                                     5,879,375             4,493,583
                                                                -----------------------------------
Total risk-based capital                                        $ 100,864,032          $ 89,238,569
                                                                ===================================

                                                        Regulatory requirements to be:
                                                        Adequately             Well-        Actual Regulatory Capital Ratios as of:
                                                        Capitalized         Capitalized    September 30, 2003      December 31, 2002
                                                        -----------         -----------    ------------------      -----------------
Total risk-based capital as % of risk-weighted assets       8.0%               10.0%              13.5%                  13.8%
Tier 1 capital as % of risk-weighted assets                 4.0%                6.0%              12.7%                  13.1%
Tier 1 capital as % average assets                          4.0%                5.0%              10.0%                   9.7%


Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table show that, as of September 30, 2003 and December 31, 2002, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $64,278,000 as of September 30, 2003, compared with $181,214,000 as of December 31, 2002. (The amount of liquid assets at December 31, 2002 was higher than normal and was the result of higher than normal deposits.) Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $80 million that would allow it to borrow Federal funds on a short-term basis, if necessary, and has additional borrowing capacity of approximately $12 million at the Federal Home Loan Bank. The Company has a $5 million unsecured line of credit through a large regional correspondent bank. The line has not been used. Management believes that the Company has sufficient liquidity as of September 30, 2003 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 26, 2003 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2002. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2003 changed when compared to 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading "Market Risk Management" is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 5. Other Items

On July 18, 2003, the Company issued $20,000,000 in long-term subordinated debt through a pooled trust preferred security. This security is a hybrid capital instrument that is included as Tier 1 capital for regulatory purposes, yet is non-dilutive to common shareholders and to return on equity. The trust preferred security has a 30 year maturity, does not require any principal amortization and is callable in seven years at par at the Company's option. The interest rate is fixed for seven years at 6.975% and then becomes variable at 305 basis points over the 90 day LIBOR rate. Interest is payable quarterly. Proceeds were used to fund the purchase of Hawkeye State Bank and general corporate purposes. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish a copy of such agreement to the Securities and Exchange Commission upon request.

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

    10.12        Data Processing Contract Amendment **

    10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank ***

    31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

    31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

    32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    * Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

    ** Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

    *** Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 15, 2003

(b) Reports on Form 8-K: During the three months ended September 30, 2003, the Company filed a Form 8-K on July 11, 2003 which contained a press release announcing the quarterly dividend, a Form 8-K on July 29, 2003 which contained a press release announcing earnings for the three and six months ended June 30, 2003, a Form 8-K on July 17, 2003 which contained a press release announcing the acquisition of VMF Capital, L.L.C., and a Form 8-K on July 22, 2003 announcing completion of the transaction to acquire most of the assets and assume most of the liabilities of Hawkeye State Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)

November 13, 2003             By: /s/ Thomas E. Stanberry
-----------------                 -----------------------
Dated                             Thomas E. Stanberry
                                  Chairman, President, Chief Executive Officer

November 13, 2003             By: /s/ Douglas R. Gulling
-----------------                 ----------------------
Dated                             Douglas R. Gulling
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.                                                 Description
----------     --------------------------------------------------------------------------------------------
31.1           Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002
31.2           Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002
32.1           Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002