Form 10-K
period 2003-12-31
WEST BANCORPORATION INC
filed 2004-02-26
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission file number 0-49677

                            WEST BANCORPORATION, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                  IOWA                               42 - 1230603
                  ----                               ------------
         (State of incorporation           (I.R.S. Employer Identification No.)
              or organization)

1601 22nd STREET, WEST DES MOINES, IOWA                    50266
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (515) 222-2300

        Securities registered pursuant to Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                                12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). [X] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was $266,953,202.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date, February 6, 2004.

                  16,060,271 shares Common Stock, no par value

                       DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 2003 calendar year is incorporated by reference into Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 2003, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                 PAGE
ITEM 1.      BUSINESS..................................................................            4

ITEM 2.      PROPERTIES................................................................           11

ITEM 3.      LEGAL PROCEEDINGS.........................................................           12

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................           12

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES........................           12

ITEM 6.      SELECTED FINANCIAL DATA...................................................           12

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................................           12

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK...............................................................           12

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................           12

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................           13

ITEM 9A.     CONTROLS AND PROCEDURES...................................................           13

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................           13

ITEM 11.     EXECUTIVE COMPENSATION....................................................           16

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT............................................................           16

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................           16

ITEM 14      PRINCIPAL ACCOUNTING FEES AND SERVICES....................................           16

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.......................................................           17

                                     PART I

ITEM 1. BUSINESS

GENERAL

West Bancorporation, Inc. (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100 percent of the stock of one state banking subsidiary and one registered investment advisory firm, as described below. All of the Company's banking operations are conducted in the State of Iowa and primarily within the Des Moines and Iowa City, Iowa metropolitan areas. The Company's registered investment advisory firm's operations are conducted primarily in the Des Moines and Cedar Rapids, Iowa metropolitan areas, but it also has customers throughout the United States. The Company does not engage in any material business activities apart from its ownership of its banking and investment advisory subsidiaries. The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266 and its telephone number is (515) 222-2300.

The Company was organized and incorporated on May 22, 1984 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, West Bank (sometimes referred to as the "Bank") whose main office is located in West Des Moines, Iowa.

The principal sources of Company revenue are derived from West Bank: (1) interest and fees earned on loans made; (2) service charges on deposit accounts and (3) interest on fixed income securities.

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

The Company's investment advisory subsidiary, WB Capital Management Inc., was formed on October 1, 2003. At that time WB Capital Management Inc., purchased the assets of VMF Capital, L.L.C., a registered investment advisor. The subsidiary is operating as VMF Capital.

BANKING SUBSIDIARY

West Bank, West Des Moines, Iowa. West Bank is a state chartered commercial bank insured by the Federal Deposit Insurance Corporation ("FDIC"). It was organized in 1893 as First Valley Junction Savings Bank. The name was changed to West Des Moines State Bank in 1938. The Bank became a wholly owned subsidiary of the Company in 1984 through a bank holding company organization whereby the bank's controlling interest was transferred to West Bancorporation, Inc. On July 18, 2003, West Bank purchased the assets and assumed certain liabilities of Hawkeye State Bank in Iowa City, Iowa. Assets acquired in this transaction totaled approximately $129 million at two offices in Iowa City. In the fall of 2003, the name of the bank was shortened from West Des Moines State Bank to West Bank. West Bank provides full-service banking to businesses and residents primarily in the Des Moines and Iowa City metropolitan areas as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations and who emphasize long-term customer relationships. West Bank conducts business out of eight full-service offices within the Des Moines metropolitan area and two full-service offices in the Iowa City metropolitan area.

As of December 31, 2003, West Bank had capital of $86,796,000. West Bank had net income of $17,783,000 in 2003, $16,516,000 in 2002 and $15,754,000 in 2001.
Total assets as of December 31, 2003, 2002 and 2001 were $997,097,000, $886,103,000 and $815,970,000, respectively.

INVESTMENT ADVISOR SUBSIDIARY

WB Capital Management Inc. (d/b/a VMF Capital), Clive, Iowa. VMF Capital is a registered investment advisor regulated by the Securities and Exchange Commission, which provides portfolio management services to individual investors, retirement plans, corporations, foundations and endowments. The subsidiary specializes in domestic equity and fixed income strategies and also provides customized strategies to meet specific investment objectives of clients.

As of December 31, 2003, VMF Capital had approximately $462 million in assets under management. For the three-month period ended December 31, 2003, it had a net loss of $82,000.

BUSINESS STRATEGY AND OPERATIONS

The Company is a bank holding company serving primarily the Des Moines and Iowa City metropolitan areas. As previously discussed, during 2003, the Bank grew through the acquisition of two offices in Iowa City. The business strategy is to emphasize strong personal and business relationships to provide products and services that meet the needs of its customers. The Company seeks to maintain a strong return on equity and net income. To accomplish these goals, West Bank focuses on small to medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals. The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals.

West Bank offers a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts, money market accounts and time certificates of deposit. One major goal in developing the Bank's product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the marketplace at competitive rates. In addition, the Bank offers retirement accounts such as Individual Retirement Accounts. The FDIC insures all deposit accounts up to the maximum amount. The Bank solicits these accounts from small-to-medium sized businesses and from individuals who live and/or work within its market area. Occasionally, one particular customer may have balances in short-term deposits that represent approximately 15% of the Bank's total deposits. Those funds are specifically invested in short-term liquid investments. The Company does not believe that the loss of deposits of any one customer or of a few customers would have an adverse effect on the Bank's operation or erode its core deposit base.

Loans are provided to creditworthy borrowers regardless of their race, color, national origin or ancestry, religion, sex, age, marital status, sexual orientation, disability, veteran status, receipt of public assistance or any other basis prohibited by law. West Bank intends to fulfill this commitment while maintaining prudent credit standards. In the course of fulfilling this obligation to meet the credit needs of the marketplace it serves, West Bank will give consideration to each credit application regardless of the fact that the applicant may reside in a low to moderate income neighborhood, and without regard to the geographic location of the residence, property or business within the market area.

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

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, boats and education. These loans are made on both a secured and an unsecured basis. The types of loans that West Bank offers include automobiles and trucks, boats and recreational vehicles, personal loans and lines of credit, home equity lines of credit, home improvement and rehabilitation loans, credit card services and residential real estate loans.

Other types of credit programs, such as loans to nonprofit organizations and to public entities for community development, also are available.

West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts.

West Bank also earns fees from the origination of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

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

Commercial Real Estate Loans - Commercial real estate loans are normally based on loan-to-appraisal value ratios of not more than 75 percent and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks' collateral interests. A major risk factor for commercial real estate loans, as well as the other loan types described below, is the geographic concentration in the Des Moines and Iowa City metropolitan areas. Loans are generally guaranteed by the principal(s).

Commercial Operating Lines - These loans are made to businesses with normal terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity's normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Loans are generally guaranteed by the principal(s).

Commercial Term Loans - These loans are made to businesses to finance equipment and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value is generally a maximum of 75 percent of the cost or value of the assets. Loans are normally guaranteed by the principal(s).

Construction Loans - Construction loans on commercial real estate are normally based on a loan-to-appraisal value ratio of not more than 75 percent and secured by a first priority lien position. Loan payments are typically interest only for a term of 1-1/2 to 2 years. The interest rate is usually variable, based on the prime rate. Residential construction loans are generally for a term not to exceed one year, based on a loan-to-appraisal value ratio of not more than 80% and secured by a first priority lien position. Interest is normally paid monthly or quarterly based on a variable rate tied to prime.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Bank during the past year have been sold (including servicing rights) in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios do not exceed 80 percent. Property insurance is required on all loans to protect the Banks' collateral position.

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

EMPLOYEES

At December 31, 2003, the Bank had a total of 139 full-time equivalent employees, VMF Capital had 15 employees and the Company had 1 employee. Full-time equivalents represent the number of people a business would employ if all of its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term disability coverage, and a profit sharing plan with a 401(k) feature. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

MARKET AREA

The Company operates one commercial bank with eight locations throughout the Des Moines, Iowa metropolitan area and two locations in the Iowa City, Iowa metropolitan area. West Bank's primary business includes providing business and retail banking services and lending.

West Bank's main office is located in West Des Moines, Iowa, one of the fastest growing communities in Iowa. The population of the Des Moines metropolitan area is nearly 500,000. Des Moines is the capital of Iowa. Major employers are the State of Iowa, Principal Financial Group, Pioneer Hi-Bred International, Inc., Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., and the Des Moines Independent School District.

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

In order to compete, to the fullest extent possible, with the other financial institutions in its primary trade area, West Bank uses the flexibility that is accorded by its independent status. This includes an emphasis on specialized services, local promotional activities and personal contacts by the Bank's officers, directors and employees. In particular, the Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services. West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority and quality products and services.

Pursuant to the FDIC's Summary of Deposits, as of June 30, 2003, there were 29 other banks and savings and loan associations within Polk County, Iowa, where eight of the Bank's offices are located. West Bank ranked 6th based on total deposits of all offices in Polk County. As of June 30, 2003, there were 13 other banks and savings and loan associations within Johnson County, Iowa, where the two offices acquired through the Hawkeye State Bank transaction are located. West Bank, ranked 4th based on total deposits of all offices in Johnson County. For the entire state, West Bank, ranked 9th in terms of deposit size.

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

Affiliate Transactions. The Company, West Bank and VMF Capital are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (1) limits the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate; and (2) requires all transactions with an affiliate, whether or not "covered transactions", to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar transactions.

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

West Bank, as a state chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits. Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, the bank would be undercapitalized. As of December 31, 2003, approximately $7,000,000 was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally reserves of 3 percent must be maintained against total transaction accounts of $45,400,000 or less (subject to an exemption not in excess of the first $6,600,000 of transaction accounts). A reserve of $1,164,000 plus 10 percent of amounts in excess of $45,400,000 must be maintained in the event total transaction accounts exceed $45,400,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.

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

Nonbanking Subsidiaries

VMF Capital is under the jurisdiction of the Investment Advisors Act of 1940 and is regulated by the Securities and Exchange Commission ("SEC"). VMF Capital has filed its form ADV with the SEC. Investment advisers are heavily regulated by the SEC. In addition, in light of recent market events, the SEC has recently promulgated several proposed as well as final rules pertaining to corporate governance and compliance matters pursuant to which VMF Capital will have to comply.

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

ITEM 2. PROPERTIES

The Company's office is housed in the main office of West Bank located at 1601 22nd Street in West Des Moines, Iowa. The space is leased and consists of approximately 300 square feet with annual rent of $5,000. West Bank's main office is also located in the leased facility at 1601 22nd Street in West Des Moines. The Bank rents 13,952 square feet and pays annual rent of $358,000 for a full-service banking location that includes drive-in facilities and two automated teller machines. The bank also leases buildings and space for six other locations located within the Des Moines metropolitan area. These offices are full-service banking locations with five of these offices having drive-in facilities and all six locations have automated teller machines. Lease payments for these six offices totaled $364,000 for the year ended December 31, 2003. The Bank owns one other full-service banking location in Des Moines and two full service banking locations in Iowa City. These locations also include drive-in facilities and automatic teller machines.

VMF Capital has leased offices in Clive and Cedar Rapids, Iowa. Annual lease payments for these offices totaled $92,000 for the period from formation of the Company through December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

West Bank from time to time is a party to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company, West Bank or VMF Capital, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company, West Bank or VMF Capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

The information appearing on page 55 of the Corporation's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were 337 holders of record of the Company's no par value common stock as of February 6, 2004, and an estimated 600 additional beneficial holders whose stock was held in street name by brokerage houses. The closing price of the Company's common stock was $17.26 on February 6, 2004.

The Company increased dividends to common shareholders in 2003 to $.64 per share, a 3.2 percent increase over $.62 for 2002. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company. It is anticipated that West Bank will continue to pay dividends on a regular basis in the future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 4 through 23 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 20 through 22 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 24 through 54 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth summary information about the directors and executive officers of the Company and certain executive officers of West Bank.

                                                                    Position with Company,
        Name                        Age                    West Bank or WB Capital Management Inc.
---------------------               ---           ---------------------------------------------------------
Frank W. Berlin                      58           Director of Company and Bank
Steven G. Chapman                    52           Director of Company and Bank
Michael A. Coppola                   47           Director of Company and Bank
Orville E. Crowley                   77           Director of Company
Raymond G. Johnston                  75           Director and Vice Chairman of Company
David L. Miller                      71           Director and Chairman Emeritus of Company
David R. Milligan                    56           Director and Executive Vice President of Company;
                                                  Director, Chairman and Chief Executive
                                                  Officer of Bank; Director of WB Capital Management Inc.
Robert G. Pulver                     56           Director of Company and Bank
Thomas E. Stanberry                  49           Director and Chairman, President and Chief Executive
                                                  Officer of Company; Director and Vice Chairman of
                                                  Bank; Director and Chairman of WB Capital Management Inc.
Jack G. Wahlig                       71           Director of Company and Bank
Connie Wimer                         71           Director of Company and Bank
Joyce A. Chapman                     59           Vice President and Treasurer of Company;
                                                  Director and Executive Vice President of Bank;
                                                  Director of WB Capital Management Inc.
Douglas R. Gulling                   50           Chief Financial Officer of Company and Bank;
                                                  Director and Treasurer of WB Capital Management Inc.
Sharen K. Surber                     59           Executive Vice President of Bank
Brad L. Winterbottom                 47           Director and President of Bank;
                                                  Director of WB Capital Management Inc.

During 2003, and until the Annual Shareholders' Meeting on April 15, 2004, the Board of Directors was and will be comprised of eleven (11) members. Two long-time directors, David L. Miller and Raymond G. Johnston have each decided to retire for personal reasons. Subsequent to the annual meeting, the Board will be comprised of nine (9) members, the majority of which will be "independent" pursuant to NASD Rule 4350(c)(1). Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death or incapacitation. The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy. The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company. An executive officer may be removed by the Board of Directors whenever in its judgment the best interest of the Company will be served thereby.

The principal occupation or business and experience of the directors and executive officers of the Company and certain executive officers of West Bank for the past five years are set forth below:

FRANK W. BERLIN is president of Frank W. Berlin & Associates, an insurance broker. Mr. Berlin has served as a director of the Company and the Bank since 1995.

STEVEN G. CHAPMAN is president and chief executive officer of ITAGroup, Inc., a performance marketing group headquartered in West Des Moines, Iowa. He has served as a director of the Company since 1994 and the Bank since 1993.

MICHAEL A. COPPOLA is president of Coppola Enterprises, Inc. a fully integrated real estate development and management company. He has been a director of the Company and the Bank since 1996.

ORVILLE E. CROWLEY is president and chief operating officer of Linden Lane Farms Company, a family farm corporation involved in growing row crops in Madison and Warren counties in Iowa. Mr. Crowley has been a director of the Company since 1984.

RAYMOND G. JOHNSTON is vice chairman of the Board of Directors of the Company and has been a director of the Company since 1986. Mr. Johnston is a retired executive vice president of the Bank.

DAVID L. MILLER is chairman emeritus of the Company. He retired as chairman, president and chief executive officer of the Company as of February 28, 2003. He retired as chief executive officer of the Bank as of December 31, 2001 and retired as vice chairman of the Bank as of January 1, 2004. Mr. Miller has been a director of the Company since 1984 and the Bank since 1962. He joined the Bank in 1961.

DAVID R. MILLIGAN is executive vice president of the Company. He has served as chairman and chief executive officer of the Bank since January 1, 2002. Prior to 2002 he was executive vice president and general counsel of the Bank. Mr. Milligan has been a director of the Company since 2002, of the Bank since 2000 and of VMF Capital since October 2003. He started with the Bank in 1980.

ROBERT G. PULVER is president of All State Industries, Inc. an industrial rubber products manufacturer. He has been a director of the Company since 1984 and the Bank since 1981.

THOMAS E. STANBERRY is chairman, president and chief executive officer of the Company. He was elected to this position effective March 1, 2003. He has been a director of the Bank since May 2003 and of VMF Capital since October 2003. From 1989 until February 2003, Mr. Stanberry served in a variety of capacities for U.S. Bancorp Piper Jaffray, most recently as a Managing Director in its Fixed Income Capital Markets division.

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

JOYCE A. CHAPMAN is vice president and treasurer of the Company. She has served as executive vice president-administration of the Bank since 2001. Prior to that time she was senior vice president-administration. Ms. Chapman has been a director of the Bank since 1975 and served as a director of the Company from 1984 until February 2002. She has been a director of VMF Capital since October 2003. She has been with the Bank since 1971.

DOUGLAS R. GULLING joined the Company in November 2001 as chief financial officer and was elected chief financial officer of the Bank in February 2002. He has been a director and treasurer of VMF Capital since October 2003. From 1996 until 2001, Mr. Gulling served as senior vice president and corporate controller of Brenton Bank in Des Moines, Iowa.

SHAREN K. SURBER is executive vice president-operations of the Bank and has served in that capacity since 2001. Prior to that time she was senior vice president-operations. She has been with the bank since 1975, serving in a variety of capacities including cashier and human resource director.

BRAD L. WINTERBOTTOM is president of the Bank and has served as a director and president of the Bank since 2000. He has been a director of VMF Capital since October 2003. He was executive vice president - credit from 1998 to 2000. Prior to that time he was senior vice president - credit of the Bank. He joined the Bank in 1992.

Identification of Audit Committee and Audit Committee Financial Expert

The information for this matter as required pursuant to Item 401 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 4, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 401 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 13, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information for this matter as required pursuant to Item 405 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 6, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of conduct which applies to all directors, officers and employees, including the chairman, president and chief executive officer, chief financial officer and controller. A copy of the code of conduct is filed as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 5 and pages 7 through 10, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found in the Company's definitive Proxy Statement at pages 5 through 6, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this matter as required pursuant to Item 404 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 9, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found in the Company's definitive Proxy Statement at pages 11 through 12, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2003, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits and financial statement schedules of the Company are filed as part of this report:

         (a)      1.       Financial Statements

                           See the financial statements on pages 24 through 54 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated herein by reference.

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

                           10.9     Data Processing Contract*

                           10.10    Employment Contract*

                           10.11    Consulting Contract*

                           10.12    Data Processing Contract Amendment**

                           10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank***

                           10.14 Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004

                           13 The Appendix to the Proxy Statement for West Bancorporation, Inc. for the 2003 calendar year****

                           14       Code of Conduct

                           21       Subsidiaries

                           31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

                           31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

                           32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                           32.1 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                           * Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

                           ** Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

                           *** Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 15, 2003.

                           **** Incorporated herein by reference to the definitive proxy statement 14A filed on March 3, 2004.

The Company will furnish to any person, upon request, and upon payment of a fee of $.50 per page, a copy of any exhibit. No fee payment will be required for a copy of the Company's Code of Conduct. Requests for copies of exhibits should be directed to Chief Financial Officer, West Bancorporation, Inc., 1601 22nd Street, West Des Moines, Iowa 50266.

         (b)      Reports on Form 8-K
                  During the three months ended December 31, 2003, the Company filed Form 8-K on October 1, 2003, which contained a press release announcing the completion of the transaction to acquire VMF Capital, L.L.C., Form 8-K on October 9, 2003 which contained a press release announcing the quarterly dividend, and Form 8-K on October 20, 2003 which contained a press release announcing earnings for the three and nine months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 4, 2004                                 By: /s/ Thomas E. Stanberry
                                                  ------------------------------
                                                  Thomas E. Stanberry
                                                  Chairman, President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 4, 2004                                 By: /s/ Thomas E. Stanberry
                                                  ------------------------
                                                  Thomas E. Stanberry
                                                  Chairman, President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

March 4, 2004                                 By: /s/ Douglas R. Gulling
                                                  -----------------------
                                                  Douglas R. Gulling
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

BOARD OF DIRECTORS

March 4, 2004                                 By: /s/ Frank W. Berlin
                                                  -------------------
                                                  Frank W. Berlin

March 4, 2004                                 By: /s/ Steven G. Chapman
                                                  ---------------------
                                                  Steven G. Chapman

March 4, 2004                                 By: /s/ Michael A. Coppola
                                                  ----------------------
                                                  Michael A. Coppola

March 4, 2004                                 By: /s/ Orville E. Crowley
                                                  ----------------------
                                                  Orville E. Crowley

March 4, 2004                                 By: /s/ Raymond G. Johnston
                                                  -----------------------
                                                  Raymond G. Johnston

March 4, 2004                                 By: /s/ David L. Miller
                                                  -------------------
                                                  David L. Miller

March 4, 2004                                 By: /s/ David R. Milligan
                                                  ---------------------
                                                  David R. Milligan

March 4, 2004                                 By: /s/ Robert G. Pulver
                                                  --------------------
                                                  Robert G. Pulver

March 4, 2004                                 By: /s/ Jack G. Wahlig
                                                  ------------------
                                                  Jack G. Wahlig

March 4, 2004                                 By: /s/ Connie Wimer
                                                  ----------------
                                                  Connie Wimer

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.                                                  Description
-----------                                                  -----------
10.14             Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004
14                Code of Conduct
21                Subsidiaries
31.1              Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002
31.2              Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002
32.1              Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002