Form 10-Q
period 2004-03-31
WEST BANCORPORATION INC
filed 2004-05-05
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED                              COMMISSION FILE NUMBER
     March 31, 2004                                        0-49677



                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          IOWA                                           42-1230603
          ----                                           ----------
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

                                Yes  x   No
                                    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  x   No
                                    ---    ---

As of May 5, 2004, there were 16,060,271 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements



                        West Bancorporation, Inc. and Subsidiaries
                                Consolidated Balance Sheets
                                        (unaudited)

                                                                    March 31,           December 31,
                                                                      2004                 2003
                                                                 ---------------      ---------------
Assets
Cash and due from banks                                          $    25,298,601      $    27,786,795
Federal funds sold and other short-term investments                   34,566,347           54,287,004
                                                                 ---------------      ---------------
    Cash and cash equivalents                                         59,864,948           82,073,799
                                                                 ---------------      ---------------
Securities available for sale                                        176,370,694          178,308,941
Securities held to maturity (approximate market value
    of $88,290,000 and $93,477,000 at March 31, 2004
    and December 31, 2003, respectively)                              86,403,642           91,406,205
Federal Home Loan Bank stock, at cost                                  4,807,000            5,197,600
                                                                 ---------------      ---------------
    Total securities                                                 267,581,336          274,912,746
                                                                 ---------------      ---------------
Loans                                                                601,809,968          599,355,407
    Allowance for loan losses                                         (5,955,308)          (5,975,587)
                                                                 ---------------      ---------------
Loans, net                                                           595,854,660          593,379,820
                                                                 ---------------      ---------------
Premises and equipment, net                                            3,674,571            3,683,020
Accrued interest receivable                                            5,676,265            5,878,880
Goodwill and other intangible assets                                  16,848,667           16,900,487
Bank-owned life insurance                                             20,609,940           20,386,714
Other assets                                                           2,311,676            3,396,145
                                                                 ---------------      ---------------
    Total assets                                                 $   972,422,063      $ 1,000,611,611
                                                                 ===============      ===============

Liabilities and Stockholders' Equity
Deposits:
    Noninterest bearing demand                                   $   170,934,228      $   172,070,832
    Savings and interest bearing demand                              366,254,701          403,060,980
    Time, in excess of $100,000                                       69,559,591           63,463,030
    Other time                                                        66,407,351           66,479,171
                                                                 ---------------      ---------------
    Total deposits                                                   673,155,871          705,074,013
Federal funds purchased and securities sold under agreements
    to repurchase                                                     96,181,639           85,442,675
Other short-term borrowings                                            2,182,965            9,141,973
Accrued expenses and other liabilities                                 3,299,120            2,032,291
Trust preferred securities                                                     -           20,000,000
Subordinated notes                                                    20,619,000                    -
Federal Home Loan Bank advances                                       82,045,168           86,024,315
                                                                 ---------------      ---------------
    Total liabilities                                                877,483,763          907,715,267
                                                                 ---------------      ---------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares;
    shares issued and outstanding: 2004 and 2003, 16,060,271           3,000,000            3,000,000
Additional paid-in capital                                            32,000,000           32,000,000
Retained earnings                                                     58,489,095           56,796,771
Accumulated other comprehensive income                                 1,449,205            1,099,573
                                                                 ---------------      ---------------
    Total stockholders' equity                                        94,938,300           92,896,344
                                                                 ---------------      ---------------
    Total liabilities and stockholders' equity                   $   972,422,063      $ 1,000,611,611
                                                                 ===============      ===============



See accompanying notes to consolidated financial statements.

                     West Bancorporation, Inc. and Subsidiaries
                          Consolidated Statements of Income
                                     (unaudited)


                                                                      Three Months Ended March 31,
                                                                          2004            2003
                                                                       -----------     -----------
Interest income:
    Loans                                                              $ 8,747,150     $ 7,701,836
    Securities:
       U.S Treasury, government agencies and corporations                1,287,877       1,175,048
       States and political subdivisions                                   461,397         415,242
       Other                                                               748,980         641,989
    Federal funds sold and other short-term investments                    187,747         439,493
                                                                       -----------     -----------
          Total interest income                                         11,433,151      10,373,608
                                                                       -----------     -----------

Interest expense:
    Demand deposits                                                         19,622          25,261
    Savings deposits                                                       728,718         768,697
    Time deposits                                                          595,166         816,060
    Federal funds purchased and securities sold under
       agreements to repurchase                                            195,834         396,157
    Other short-term borrowings                                             24,798           1,575
    Subordinated notes                                                     366,872               -
    Long-term borrowings                                                   929,288         708,040

                                                                       -----------     -----------
          Total interest expense                                         2,860,298       2,715,790
                                                                       -----------     -----------

          Net interest income                                            8,572,853       7,657,818
Provision for loan losses                                                  225,000         200,000

                                                                       -----------     -----------
          Net interest income after provision for loan losses            8,347,853       7,457,818
                                                                       -----------     -----------

Noninterest income:
    Service charges on deposit accounts                                  1,101,527       1,056,193
    Trust services                                                         126,000         132,000
    Investment advisory fees                                               566,825               -
    Increase in cash value of bank-owned life insurance                    223,226          64,646
    Net realized gains from sales of securities available for sale               -          99,740
    Other income                                                           418,548         351,843

                                                                       -----------     -----------
          Total noninterest income                                       2,436,126       1,704,422
                                                                       -----------     -----------
Noninterest expense:
    Salaries and employee benefits                                       2,463,671       1,704,291
    Occupancy                                                              511,063         370,249
    Data processing                                                        337,011         243,285
    Other expenses                                                         983,782         588,280

                                                                       -----------     -----------
          Total noninterest expense                                      4,295,527       2,906,105
                                                                       -----------     -----------

          Income before income taxes                                     6,488,452       6,256,135
Income taxes                                                             2,226,485       2,205,570

          Net income                                                   $ 4,261,967     $ 4,050,565
                                                                       ===========     ===========

Earnings per share, basic                                              $      0.27     $      0.25
                                                                       ===========     ===========

Cash dividends per share                                               $      0.16     $      0.16
                                                                       ===========     ===========



See accompanying notes to consolidated financial statements.

                West Bancorporation, Inc. and Subsidiaries
              Consolidated Statements of Stockholders' Equity
                                (unaudited)


                                                          Three Months Ended March 31,
                                                             2004              2003
                                                         ------------      ------------
Common Stock
    Beginning of year balance                            $  3,000,000      $  3,000,000
                                                         ------------      ------------
    End of period balance                                   3,000,000         3,000,000
                                                         ------------      ------------
Additional Paid-in Capital
    Beginning of year balance                              32,000,000        32,000,000
                                                         ------------      ------------
    End of period balance                                  32,000,000        32,000,000
                                                         ------------      ------------
Retained Earnings
    Beginning of year balance                              56,796,771        49,792,716
    Net income                                              4,261,967         4,050,565
    Dividends on common stock; per share amounts
       2004 $0.16; 2003 $0.16                              (2,569,643)       (2,569,643)
                                                         ------------      ------------
    End of period balance                                  58,489,095        51,273,638
                                                         ------------      ------------
Accumulated Other Comprehensive Income (Loss)
    Beginning of year balance                               1,099,573         1,031,446
    Unrealized gain (loss) on securities, net of tax          349,632            18,105
                                                         ------------      ------------
    End of period balance                                   1,449,205         1,049,551
                                                         ------------      ------------
Total Stockholders' Equity                               $ 94,938,300      $ 87,323,189
                                                         ============      ============



                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)


                                                          Three Months Ended March 31,
                                                             2004              2003
                                                         ------------      ------------
Net Income                                               $  4,261,967      $  4,050,565
Other comprehensive income, unrealized gains on
    securities, net of reclassification adjustment,
    net of tax                                                349,632            18,105
                                                         ------------      ------------
Comprehensive income                                     $  4,611,599      $  4,068,670
                                                         ============      ============




See accompanying notes to consolidated financial statements.

                                  West Bancorporation, Inc. and Subsidiaries
                                     Consolidated Statements of Cash Flows
                                                  (unaudited)


                                                                                            Three Months Ended March 31,
                                                                                              2004               2003
                                                                                         -------------      -------------
Cash Flows from Operating Activities
    Net income                                                                           $   4,261,967      $   4,050,565
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                               225,000            200,000
       Net amortization                                                                        564,796            229,954
       Net gains from sales of securities available for sale and loans held for sale           (43,544)          (142,630)
       Proceeds from sales of loans held for sale                                            3,141,998          2,546,140
       Originations of loans held for sale                                                  (3,465,204)        (2,344,400)
       Depreciation                                                                             83,097             53,581
       Deferred income taxes                                                                   371,629            (11,002)
       Change in assets and liabilities:
          Decrease (increase) in accrued interest receivable                                   202,615           (241,050)
          Increase in accrued expenses and other liabilities                                 1,052,248          1,811,526
                                                                                         -------------      -------------
             Net cash provided by operating activities                                       6,394,602          6,152,684
                                                                                         -------------      -------------
Cash Flows from Investing Activities
    Proceeds from sales, calls, and maturities of securities available for sale             30,296,000          2,130,095
    Purchases of securities available for sale                                             (28,260,236)       (34,659,792)
    Proceeds from sales, calls, and maturities of securities held to maturity                4,923,000         25,232,034
    Purchases of securities held to maturity                                                         -         (6,969,238)
    Acquisition of Federal Home Loan Bank stock                                             (1,487,000)                 -
    Proceeds from redemption of Federal Home Loan Bank stock                                 1,877,600                  -
    Net (increase) decrease in loans                                                        (2,333,090)         4,468,926
    Purchases of premises and equipment                                                        (74,648)           (71,030)
    Purchase of bank-owned life insurance                                                            -        (10,000,000)
    Change in other assets                                                                     443,750            (99,199)
                                                                                         -------------      -------------
             Net cash provided by (used in) investing activities                             5,385,376        (19,968,204)
                                                                                         -------------      -------------
Cash Flows from Financing Activities
    Net decrease in deposits                                                               (31,918,142)       (50,221,501)
    Net increase in federal funds purchased and securities sold under
       agreements to repurchase                                                             10,738,964         18,409,635
    Net decrease in other short-term borrowings                                             (6,959,008)        (4,587,350)
    Proceeds from long-term borrowings                                                      10,619,000                  -
    Principal payments on long-term borrowings                                             (13,900,000)                 -
    Cash dividends                                                                          (2,569,643)        (2,569,643)
                                                                                         -------------      -------------
             Net cash used in financing activities                                         (33,988,829)       (38,968,859)
                                                                                         -------------      -------------
             Net increase (decrease) in cash and cash equivalents                          (22,208,851)       (52,784,379)
Cash and Cash Equivalents
    Beginning                                                                               82,073,799        181,214,068
                                                                                         -------------      -------------
    End                                                                                  $  59,864,948      $ 128,429,689
                                                                                         =============      =============

Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                                          $   2,767,715      $   2,603,824
       Income taxes                                                                                  -            256,733




See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.  Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2004 and 2003, and the consolidated balance sheets as of March 31, 2004 and December 31, 2003 include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. d/b/a VMF Capital. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.  Earnings Per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended March 31, 2004 and 2003 was 16,060,271.

3.  Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2003 consolidated financial statements. The Company's commitments as of March 31, 2004 and December 31, 2003 are approximately as follows:


                                       March 31, 2004       December 31, 2003
                                       --------------       -----------------
Commitments to extend credit            $ 153,646,000         $ 166,945,000
Standby letters of credit                  24,098,000            19,974,000
                                        -------------         -------------
                                        $ 177,744,000         $ 186,919,000
                                        =============         =============

4.  Impact of New Financial Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, (FIN 46) establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIEs created before January 31, 2003. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004.

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ending December 31, 2003. An unintended consequence of this standard is requiring some companies to conclude deconsolidation is necessary for certain transactions involving the issuance of trust preferred securities. Based upon its interpretation of FIN 46, the Company continued to consolidate its wholly-owned subsidiary trust entity involved with the issuance of its trust preferred securities at December 31, 2003, but has deconsolidated for the quarter ending March 31, 2004. Such deconsolidation had no effect on reported earnings or stockholders' equity. These securities qualify for treatment as Tier 1 capital for the Company. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2004, assuming the Company was not permitted to include the $20 million in trust preferred securities issued by the trust in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company's financial statements.

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

7.  Reclassifications

In July, 2003, the Company formed West Bancorporation Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities. Following generally accepted accounting principles in effect as of December 31, 2003, the financial statements of the Trust were consolidated with the Company and any intercompany transactions were eliminated. As of March 31, 2004, generally accepted accounting principles have been modified to state that the financial statements of the Trust should not be consolidated with the Company's and intercompany transactions should not be eliminated. The result of this change is that the balance of subordinated debt has increased by $619,000 which represents debt issued by the Company to the Trust. In addition, other assets increased by $619,000 which represents the Company's investment in the common stock of the Trust. The results of the Trust are recorded on the books of the Company using the equity method of accounting. There was no impact to net income as a result of this change.

Other minor reclassifications were made to certain prior year's expense categories to conform to the current year's presentation.

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



                        THREE MONTHS ENDED MARCH 31, 2004

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three months ended March 31, 2004 compared with the same period in 2003.


                                                        Three months ended March 31,
                                               2004               2003           Change        Change-%
                                            -----------       -----------       ---------      --------
Net income                                  $ 4,261,967       $ 4,050,565       $ 211,402         5.2%
Average assets                              985,882,486       867,385,825     118,496,661        13.7%
Average stockholders' equity                 93,932,599        86,395,979       7,536,620         8.7%


Return on assets                                   1.74%             1.89%          -0.15%

Return on equity                                  18.25%            19.01%          -0.76%

Efficiency ratio                                  39.66%            30.57%           9.09%

Dividend payout ratio                             60.29%            63.44%          -3.15%

Equity to assets ratio                             9.53%             9.96%          -0.43%



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

RESULTS OF OPERATIONS

Net income for the first quarter of 2004 is higher than the previous year primarily because of increased net interest income as a result of higher levels of earning assets that were acquired in the Hawkeye State Bank transaction in July, 2003. Return on equity has declined slightly even though net income has increased because growth in equity has been at a higher rate than the growth in net income.

Consolidated net income for the first quarter of 2004 also includes the results of VMF Capital. For the first quarter of 2004, VMF Capital had a net loss of $53,000. This was in line with internal projections. It is expected that VMF Capital will be near a breakeven level for the entire year of 2004, however that is dependent upon significant growth in assets under management, which is difficult to project with any degree of certainty. During the first quarter of 2004, assets under management at VMF Capital increased approximately $263 million to $725 million.


Net Interest Income

The following table shows average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest earning assets or interest bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31 (dollars in thousands).


                                                 Average Balance              Interest Income/Expense               Yield/Rate
                                ---------------------------------------  -----------------------------------  ----------------------
                                  2004       2003     Change   Change-%     2004     2003   Change  Change-%   2004   2003    Change
Interest-earning assets:
Loans:
Commercial                      $315,017  $251,021  $ 63,996    25.49%   $ 4,235  $ 3,552  $  683    19.23%   5.41%   5.74%   -0.33%
Real estate                      251,646   197,543    54,103    27.39%     4,003    3,595     408    11.35%   6.40%   7.38%   -0.98%
Consumer                          18,903    19,574      (671)   -3.43%       328      361     (33)   -9.14%   6.98%   7.48%   -0.50%
Other                             16,638    14,431     2,207    15.29%       263      284     (21)   -7.39%   6.37%   7.99%   -1.62%
                                -------------------------------------    ---------------------------------    ---------------------
Total Loans                      602,204   482,569   119,635    24.79%     8,829    7,792   1,037    13.31%   5.90%   6.55%   -0.65%
                                -------------------------------------    ----------------------------------   ---------------------

Investment securities:
Taxable                          220,033   176,860    43,173    24.41%     2,122    1,901     221    11.63%   3.86%   4.30%   -0.44%
Tax-exempt                        47,616    32,667    14,949    45.76%       551      485      66    13.61%   4.63%   5.94%   -1.31%
                                -------------------------------------    ---------------------------------    ---------------------
Total investment securities      267,649   209,527    58,122    27.74%     2,673    2,386     287    12.03%   4.00%   4.56%   -0.56%
                                -------------------------------------    ---------------------------------    ---------------------

Federal funds sold and
  short-term investments          46,928   142,724   (95,796)  -67.12%       188      439    (251)  -57.18%   1.61%   1.25%    0.36%
                                -------------------------------------    ---------------------------------    ---------------------
Total interest-earning assets   $916,781  $834,820  $ 81,961     9.82%   $11,690  $10,617   1,073    10.11%   5.12%   5.14%   -0.02%
                                =====================================    ---------------------------------    ---------------------

Interest-bearing liabilities:
Deposits:
Checking with interest,
   savings and money markets    $378,332   328,517  $ 49,815    15.16%   $   748  $   794     (46)   -5.79%   0.80%   0.98%   -0.18%
Time deposits                    136,052   116,211    19,841    17.07%       595      816    (221)  -27.08%   1.76%   2.85%   -1.09%
                                -------------------------------------    ---------------------------------    ---------------------
Total deposits                   514,384   444,728    69,656    15.66%     1,343    1,610    (267)  -16.58%   1.05%   1.47%   -0.42%
                                -------------------------------------    ---------------------------------    ---------------------
Other borrowed funds             205,476   199,347     6,129     3.07%     1,517    1,106     411    37.16%   2.97%   2.25%    0.72%
                                -------------------------------------    ---------------------------------    ---------------------
Total interest-bearing
   liabilities                  $719,860  $644,075  $ 75,785    11.77%   $ 2,860  $ 2,716     144     5.30%   1.60%   1.71%   -0.11%
                                =====================================    ---------------------------------    ---------------------

Tax-equivalent net interest                                              ---------------------------------
  income                                                                 $ 8,830  $ 7,901  $  929    11.76%
                                                                         =================================
Net interest spread                                                                                            3.52%  3.43%    0.09%
                                                                                                               ====================
Net interest margin                                                                                            3.87%  3.82%    0.05%
                                                                                                               ====================


Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Federal Reserve lowered the targeted fed funds rate by 25 basis points in June 2003. As a result, the prime rate and fed funds rate are 25 basis points lower than they were in the first quarter of last year. The Company's tax-equivalent net interest income for the quarter ended March 31, 2004 increased $929,000 compared to the three months ended March 31, 2003. The increase is primarily attributable to a higher level of earning assets. For the first quarter of 2004, earning assets averaged $82 million higher than the same period last year.

Taxable-equivalent interest income and fees on loans increased $1,037,000 in the first quarter of 2004 compared to the same period in 2003, mainly due to a higher volume of outstanding loans. Average loans were $120 million higher than the first quarter of last year. Loans acquired in the Hawkeye State Bank transaction account for $63 million of that increase. The average yield on loans declined to 5.90 percent for the first quarter of 2004, compared to 6.55 percent in the first quarter of 2003. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition, and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market area served by the Company remains strong.

The average balance of investment securities is $58.1 million higher than last year while the yield has declined 56 basis points. Most purchases of investment securities during the first quarter of 2004 have been callable agency bonds and tax-exempt municipal bonds with a maturity of five years or less.

The average rate on deposits declined to 1.05 percent from 1.47 percent for the first quarter of last year. This decline is primarily the result of a decrease in market interest rates. The mix of interest-bearing deposits during the first quarter of 2004 is very similar to the mix a year ago.

The average balance of borrowings for the first quarter of 2004 was $6.1 million higher than a year ago. However, the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from downstream correspondent banks averaged $55 million less than the first quarter of last year. Long-term fixed borrowings averaged $52 million more, consisting of $20.6 million in subordinated notes and $31.1 million in fixed-rate Federal Home Loan Bank (FHLB) advances. The FHLB advances were assumed in the Hawkeye State Bank transaction. This change in mix caused the overall cost of borrowings to increase by 72 basis points, but should provide favorable results when market interest rates rise.

Provision for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three months ended March 31, 2004 and 2003, as well as common ratios related to the allowance for loan losses.


                                                    Three months ended March 31,
                                               2004              2003           Change
                                           -------------     -------------    ---------
Balance at beginning of period             $   5,975,587     $   4,493,583
Charge-offs                                     (262,619)         (122,953)   $139,666
Recoveries                                        17,340            44,618     (27,278)
                                           -------------     -------------
Net charge-offs                                 (245,279)          (78,335)    166,944
Provision charged to operations                  225,000           200,000      25,000
                                           -------------     -------------
Balance at end of period                   $   5,955,308     $   4,615,248
                                           =============     =============

Average loans outstanding                  $ 602,203,822     $ 482,569,447

Ratio of net charge-offs during the
   period to average loans outstanding              0.04%             0.02%
Ratio of allowance for loan losses
   to average loans outstanding                     0.99%             0.96%


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


                                                           Three months ended March 31,
                                                 2004           2003           Change    Change-%
                                               ----------     ----------      --------   --------
Noninterest income
      Service charges on deposit accounts      $1,101,527     $1,056,193      $ 45,334        4.3%
      Trust services                              126,000        132,000        (6,000)      -4.5%
      Investment advisory fees                    566,825              -       566,825          -
      Increase in cash value of bank-owned
           life insurance                         223,226         64,646       158,580      245.3%
      Other:
           Letter of credit fees                   36,623         14,579        22,044      151.2%
           VISA/Mastercard income                  49,135         38,248        10,887       28.5%
           Safe deposit box rent                   56,263         34,605        21,658       62.6%
           All other                              276,527        264,411        12,116        4.6%
                                               --------------------------------------------------
           Total other                            418,548        351,843        66,705       19.0%
                                               --------------------------------------------------
      Gain on sale of securities                        -         99,740       (99,740)         -
                                               --------------------------------------------------
           Total noninterest income            $2,436,126     $1,704,422      $731,704       42.9%
                                               ==================================================



Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts grew primarily due to higher volumes. There were minor pricing changes in the second quarter of last year. Investment advisory fees are fees earned by VMF Capital, which commenced operations on October 1, 2003. Letter of credit fees are higher due to volume. The increase in VISA/Mastercard income was due to an increase in the number of merchant customers. Bank-owned life insurance was purchased during the first and third quarters of last year. The increase in safe deposit box rent is attributable to the Iowa City offices. Most customers in Iowa City are billed for their safe deposit box rent in January of each year. Therefore, the magnitude of the variance for the first quarter cannot be annualized.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown.


                                                         Three months ended March 31,
                                               2004           2003          Change       Change-%
                                            ----------     ----------      ---------     -------
Noninterest expense:
       Salaries and employee benefits       $2,463,671     $1,704,291     $  759,380        44.6%
       Occupancy                               511,063        370,249        140,814        38.0%
       Data processing                         337,011        243,285         93,726        38.5%
       Other:
               Intangible amortization          94,351          7,955         86,396      1086.1%
               Supplies                         72,166         40,080         32,086        80.1%
               Business development             88,878         12,729         76,149       598.2%
               Charitable contributions         62,807         40,513         22,294        55.0%
               Professional fees               132,324         90,276         42,048        46.6%
               All other                       533,256        396,727        136,529        34.4%
                                            ----------------------------------------------------
               Total other                     983,782        588,280        395,502        67.2%
                                            ----------------------------------------------------
               Total noninterest expense    $4,295,527     $2,906,105     $1,389,422        47.8%
                                            ====================================================

The increase in salaries and benefits includes compensation related expenses for approximately 40 more employees than a year ago due to the acquisitions in the last half of 2003. Occupancy expenses likewise were higher this year due to four additional locations: two banking locations in Iowa City and two VMF Capital offices. The increase in intangible asset amortization relates to the 2003 acquisitions. The increase in professional fees were the result of more legal services associated with complying with the Sarbanes-Oxley Act of 2002 and the decision to outsource the Company's internal audit services. Supplies are higher because of the acquisitions and the implementation of a new corporate logo. The increase in business development costs is mostly attributable to VMF Capital. Charitable contributions are higher because of the timing of certain payments.

Income Tax Expense

The Company incurred income tax expense of $2,226,485 for the three months ended March 31, 2004 compared with $2,205,570 for the three months ended March 31, 2003. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2004 and 2003 was 34.3 percent and 35.3 percent, respectively. The effective income tax rate is slightly lower in 2004 because of a higher level of income that is exempt from Federal income taxes.

FINANCIAL CONDITION

Total assets as of March 31, 2004 were $972,422,000, a slight decrease from $1,000,612,000 at December 31, 2003. The decrease is primarily in Federal funds sold and other short-term investments which is lower because of a decline in deposits.

Investment Securities

Investment securities available for sale decreased $1,938,000 from December 31, 2003 to $176,371,000 on March 31, 2004. From December 31, 2003, investment securities classified as held to maturity declined $5,002,000 to $86,404,000 as of March 31, 2004. The slight decline in the size of the investment portfolio was the result of a decrease in deposits from year end 2003.

Loans

Loans outstanding declined $2,455,000 from December 31, 2003 to March 31, 2004. The decline occurred in the Iowa City market where there continues to be some attrition. While it is difficult to predict, it is believed the loan portfolio in the Iowa City market should begin to grow.

Deposits

Total deposits as of March 31, 2004 were $673,156,000 compared with $705,074,000 as of December 31, 2003. Savings and interest bearing demand accounts, which includes money market accounts were $36,806,000 lower at March 31, 2004 than at December 31, 2003. Noninterest bearing deposits at March 31, 2004 were $1,137,000 lower than at December 31, 2003. It is not unusual to see this kind of fluctuation at any given point in time. Certificates of deposit as of March 31, 2004 were $135,967,000, up $6,025,000 from December 31, 2003. The increase is primarily due to time certificates of $100,000 and over.

Borrowings

The balance of Federal funds purchased and securities sold under agreements to repurchase was $96,182,000 at March 31, 2004, up from $85,443,000 at December 31, 2003. Most of this increase relates to Federal funds purchased, which are Federal funds sold to West Bank by approximately 40 banks throughout Iowa. This is a correspondent bank service provided by West Bank. Federal funds sold to West Bank by these downstream correspondent banks are invested in Federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted entirely of Treasury, Tax and Loan option notes at March 31, 2004 and also included an FHLB overnight advance at December 31, 2003.

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).


                                         March 31, 2004    December 31, 2003      Change
                                         --------------    -----------------      ------
Nonaccrual loans                            $ 2,400             $ 1,668           $ 732
Loans past due 90 days and still
   accruing interest                            192                 125              67
                                            -------             -------           -----
Total non-performing loans                    2,592               1,793             799
Other real estate owned                         248                 441            (193)
                                            -------             -------           -----
Total non-performing assets                 $ 2,840             $ 2,234           $ 606
                                            =======             =======           =====

Non-performing assets to total loans          0.47%               0.37%           0.10%

Non-performing assets to total assets         0.29%               0.22%           0.07%


The increase in nonaccrual loans is primarily the result of a commercial loan and a single family residential loan. The sale of a single family residential property accounted for the decline in other real estate owned. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest.

Reference is also made to the information and discussion earlier in this report under the heading "Provision for Loan Losses".

Capital Resources

Total shareholders' equity was 9.8 percent of total assets as of March 31, 2004 and 9.3 percent on December 31, 2003.

The table below shows the various measures of regulatory capital and related ratios.

Regulatory capital:

                                                       March 31, 2004    December 31, 2003
                                                       --------------    -----------------
Total shareholders' equity                              $  94,938,300      $  92,896,344
Less: net unrealized gains on
   available for sale securities                           (1,449,205)        (1,099,573)
Less: net unrealized loss on
   available for sale equity securities                       (11,023)            (3,500)
Less: intangible assets                                   (16,848,667)       (16,900,487)
Plus: subordinated notes/trust preferred securities        20,000,000         20,000,000
                                                        -------------      -------------
Tier 1 capital                                             96,629,405         94,892,784
Plus: allowance for loan losses                             5,955,308          5,975,587
                                                        -------------      -------------
Total risk-based capital                                $ 102,584,713      $ 100,868,371
                                                        =============      =============


                                                           Regulatory
                                                      requirements to be:                  Actual Regulatory
                                                   Adequately       Well-                Capital Ratios as of:
                                                  Capitalized    Capitalized    March 31, 2004     December 31, 2003
                                                  -----------    -----------    --------------   ---------------------
Total risk-based capital
   as % of risk-weighted assets                         8.0%         10.0%          13.2%                  13.1%
Tier 1 capital as % of risk-weighted assets             4.0%          6.0%          12.4%                  12.3%
Tier 1 capital as % average assets                      4.0%          5.0%          10.0%                   9.6%

Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table supports that, as of March 31, 2004 and December 31, 2003, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.


Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $59,865,000 as of March 31, 2004, compared with $82,074,000 as of December 31, 2003. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $80 million that would allow it to borrow Federal funds on a short-term basis, if necessary and has additional borrowing capacity of $32 million at the Federal Home Loan Bank. Management believes that the Company has sufficient liquidity as of March 31, 2004 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 4, 2004. The Company has not experienced any material changes to its market risk position since December 31, 2003. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2004 changed when compared to 2003.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries from time to time are party to various legal actions arising in the normal course of business. Management believes, as of the date of this Form 10-Q, that there is no threatened or pending proceeding against the Company, West Bank or VMF Capital, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company, West Bank or VMF Capital.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibits
     --------

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

        10.10    Employment Contract*

        10.11    Consulting Contract*

        10.12    Data Processing Contract Amendment**

        10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank***

        10.14 Employment Agreement effective March 1, 2003, which was consummated in the first of 2004****

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

        **** Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 4, 2004.

(b) Reports on Form 8-K: During the three months ended March 31, 2004, the Company filed a Form 8-K on January 15, 2004 which contained a press release announcing the quarterly dividend, a Form 8-K on January 20, 2004 which contained a press release announcing earnings for the three and twelve months ended December 31, 2003 and the retirement of two directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


West Bancorporation, Inc.
-------------------------
(Registrant)


May 5, 2004                                   By: /s/ Thomas E. Stanberry
-----------                                       ------------------------------
Dated                                             Thomas E. Stanberry
                                                  Chairman, President and
                                                  Chief Executive Officer



May 5, 2004                                   By: /s/ Douglas R. Gulling
-----------                                       ------------------------------
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