Form 10-Q
period 2004-06-30
WEST BANCORPORATION INC
filed 2004-08-05
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED                              COMMISSION FILE NUMBER
       June 30, 2004                                       0-49677

                            WEST BANCORPORATION, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

              IOWA                                 42-1230603
              ----                                 ----------
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

                                 Yes [X] No [ ]

As of August 3, 2004, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                  June 30,        December 31,
                                                                                    2004              2003
                                                                                    ----              ----
Assets
Cash and due from banks                                                       $    26,589,762    $    27,786,795
Federal funds sold and other short-term investments                                34,001,241         54,287,004
                                                                              ---------------    ---------------
    Cash and cash equivalents                                                      60,591,003         82,073,799
                                                                              ---------------    ---------------
 Securities available for sale                                                    210,020,362        178,308,941
 Securities held to maturity (approximate market value of $79,367,000
    and $93,477,000 at June 30, 2004 and December 31, 2003, respectively)          78,757,599         91,406,205
 Federal Home Loan Bank stock, at cost                                              7,134,000          5,197,600
                                                                              ---------------    ---------------
    Total securities                                                              295,911,961        274,912,746
                                                                              ---------------    ---------------
 Loans                                                                            631,694,527        599,355,407
    Allowance for loan losses                                                      (6,032,246)        (5,975,587)
                                                                              ---------------    ---------------
 Loans, net                                                                       625,662,281        593,379,820
                                                                              ---------------    ---------------
 Premises and equipment, net                                                        3,752,356          3,683,020
 Accrued interest receivable                                                        5,792,251          5,878,880
 Goodwill and other intangible assets                                              16,754,318         16,900,487
 Bank-owned life insurance                                                         20,831,680         20,386,714
 Other assets                                                                       3,545,634          3,396,145
                                                                              ---------------    ---------------
    Total assets                                                              $ 1,032,841,484    $ 1,000,611,611
                                                                              ===============    ===============
 Liabilities and Stockholders' Equity
 Deposits:
    Noninterest bearing demand                                                $   170,049,329    $   172,070,832
    Savings and interest bearing demand                                           407,882,433        403,060,980
    Time, in excess of $100,000                                                   113,124,743         63,463,030
    Other time                                                                     64,580,934         66,479,171
                                                                              ---------------    ---------------
    Total deposits                                                                755,637,439        705,074,013
 Federal funds purchased and securities sold under agreements to repurchase        46,120,167         85,442,675
 Other short-term borrowings                                                       33,313,854          9,141,973
 Accrued expenses and other liabilities                                             2,940,057          2,032,291
 Trust preferred securities                                                                 -         20,000,000
 Subordinated notes                                                                20,619,000                  -
 Federal Home Loan Bank advances                                                   81,971,317         86,024,315
                                                                              ---------------    ---------------
    Total liabilities                                                             940,601,834        907,715,267
                                                                              ---------------    ---------------
 Stockholders' Equity
 Common stock, no par value; authorized 50,000,000 shares; 15,906,641 and
    16,060,271 shares issued and outstanding at June 30, 2004 and
    December 31,2003, respectively                                                  3,000,000          3,000,000
 Additional paid-in capital                                                        32,000,000         32,000,000
 Retained earnings                                                                 58,112,317         56,796,771
 Accumulated other comprehensive income (loss)                                       (872,667)         1,099,573
                                                                              ---------------    ---------------
    Total stockholders' equity                                                     92,239,650         92,896,344
                                                                              ---------------    ---------------
    Total liabilities and stockholders' equity                                $ 1,032,841,484    $ 1,000,611,611
                                                                              ===============    ===============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                                        2004         2003          2004          2003
                                                                        ----         ----          ----          ----
Interest income:
   Loans                                                            $ 8,832,357   $ 7,667,478   $17,579,507   $15,369,314
   Securities:
     U.S Treasury, government agencies and corporations               1,429,510     1,087,784     2,717,387     2,262,832
     States and political subdivisions                                  506,722       444,095       968,119       859,337
     Other                                                              690,926       761,521     1,439,906     1,403,510
   Federal funds sold and other short-term investments                  179,399       379,187       367,146       818,680
                                                                    -----------   -----------   -----------   -----------
       Total interest income                                         11,638,914    10,340,065    23,072,065    20,713,673
                                                                    -----------   -----------   -----------   -----------
 Interest expense:
   Demand deposits                                                       20,182        24,014        39,804        49,275
   Savings deposits                                                     849,039       725,172     1,577,757     1,493,869
   Time deposits                                                        696,986       704,608     1,292,152     1,520,668
   Federal funds purchased and securities sold under
     agreements to repurchase                                           137,504       492,194       333,338       888,351
   Other short-term borrowings                                           57,433         1,782        82,231         3,357
   Subordinated notes                                                   366,872             -       733,744             -
   Long-term borrowings                                                 927,585       715,907     1,856,873     1,423,947
                                                                    -----------   -----------   -----------   -----------
       Total interest expense                                         3,055,601     2,663,677     5,915,899     5,379,467
                                                                    -----------   -----------   -----------   -----------
       Net interest income                                            8,583,313     7,676,388    17,156,166    15,334,206
 Provision for loan losses                                              225,000       175,000       450,000       375,000
                                                                    -----------   -----------   -----------   -----------
       Net interest income after provision for loan losses            8,358,313     7,501,388    16,706,166    14,959,206
                                                                    -----------   -----------   -----------   -----------
 Noninterest income:
   Service charges on deposit accounts                                1,273,472     1,261,022     2,420,569     2,358,217
   Trust services                                                       132,500       122,000       258,500       254,000
   Investment advisory fees                                             622,196             -     1,189,021             -
   Increase in cash value of bank-owned life insurance                  221,739       126,701       444,965       191,347
   Net realized gains from sales of securities available for sale       243,006        95,867       243,006       195,607
   Other income                                                         334,546       333,443       707,524       644,284
                                                                    -----------   -----------   -----------   -----------
       Total noninterest income                                       2,827,459     1,939,033     5,263,585     3,643,455
                                                                    -----------   -----------   -----------   -----------
 Noninterest expense:
   Salaries and employee benefits                                     2,425,732     1,701,151     4,889,403     3,405,442
   Occupancy expenses                                                   494,110       352,874     1,005,173       723,123
   Data processing expenses                                             352,148       248,889       689,159       492,174
   Other expenses                                                       978,884       575,255     1,962,666     1,163,535
                                                                    -----------   -----------   -----------   -----------
       Total noninterest expense                                      4,250,874     2,878,169     8,546,401     5,784,274
                                                                    -----------   -----------   -----------   -----------
       Income before income taxes                                     6,934,898     6,562,252    13,423,350    12,818,387
Income taxes                                                          2,381,798     2,311,391     4,608,283     4,516,961
                                                                    -----------   -----------   -----------   -----------
       Net income                                                   $ 4,553,100   $ 4,250,861   $ 8,815,067   $ 8.301.426
                                                                    ===========   ===========   ===========   ===========
Basic earnings per share                                            $      0.28   $      0.26   $      0.55   $      0.52
                                                                    ===========   ===========   ===========   ===========
Cash dividends per share                                            $      0.16   $      0.16   $      0.32   $      0.32
                                                                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                     Six Months Ended June 30,
                                                       2004           2003
                                                       ----           ----
Common Stock
  Beginning of year balance                         $ 3,000,000    $ 3,000,000
                                                    -----------    -----------
  End of period balance                               3,000,000      3,000,000
                                                    -----------    -----------
Additional Paid-in Capital
  Beginning of year balance                          32,000,000     32,000,000
                                                    -----------    -----------
  End of period balance                              32,000,000     32,000,000
                                                    -----------    -----------
Retained Earnings
  Beginning of year balance                          56,796,771     49,792,716
  Net income                                          8,815,067      8,301,426
  Dividends on common stock                          (5,139,286)    (5,139,286)
  Shares reacquired under the common stock
     repurchase plan                                 (2,360,235)             -
                                                    -----------    -----------
  End of period balance                              58,112,317     52,954,856
                                                    -----------    -----------
Accumulated Other Comprehensive Income (Loss)
  Beginning of year balance                           1,099,573      1,031,446
  Unrealized gain on securities, net of tax          (1,972,240)       648,604
                                                    -----------    -----------
  End of period balance                                (872,667)     1,680,050
                                                    -----------    -----------
Total Stockholders' Equity                          $92,239,650    $89,634,906
                                                    ===========    ===========

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                       2004           2003
                                                       ----           ----
Net Income                                          $ 8,815,067    $ 8,301,426
 Other comprehensive income (loss), unrealized
    gains (losses) on securities, net of
    reclassification adjustment, net of tax          (1,972,240)       648,604
                                                    -----------    -----------
Comprehensive income                                $ 6,842,827    $ 8,950,030
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                               Six Months Ended June 30,
                                                                                                2004             2003
                                                                                                ----             ----
Cash Flows from Operating Activities
  Net income                                                                                $   8,815,067    $   8,301,426
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    450,000          375,000
     Net amortization                                                                           1,117,916          677,677
     Net gains from sales of securities available for sale
        and loans held for sale                                                                  (321,783)        (319,344)
     Proceeds from sales of loans held for sale                                                 6,838,887        4,991,669
     Originations of loans held for sale                                                       (6,690,110)      (4,989,182)
     Depreciation                                                                                 168,141          106,775
     Deferred income taxes                                                                        415,048         (394,254)
     Change in assets and liabilities:
        Decrease (increase) in accrued interest receivable                                         86,629         (129,181)
        Increase (decrease) in accrued expenses and other liabilities                             907,766         (525,556)
                                                                                            -------------    -------------
          Net cash provided by operating activities                                            11,787,561        8,095,030
                                                                                            -------------    -------------
Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities of securities available for sale                 50,764,241       17,746,751
   Purchases of securities available for sale                                                 (75,347,371)     (95,463,237)
   Proceeds from calls and maturities of securities held to maturity                           26,598,000       49,857,843
   Purchases of securities held to maturity                                                   (25,082,002)     (14,414,620)
   Acquisition of Federal Home Loan Bank stock                                                 (5,238,700)               -
   Proceeds from redemption of Federal Home Loan Bank stock                                     3,302,300                -
   Net increase in loans                                                                      (32,802,461)     (11,566,783)
   Purchases of premises and equipment                                                           (237,477)         (73,188)
   Purchase of bank-owned life insurance                                                                -      (10,000,000)
   Change in other assets                                                                         140,835         (275,090)
                                                                                            -------------    -------------
          Net cash (used) in investing activities                                             (57,902,635)     (64,188,324)
                                                                                            -------------    -------------
Cash Flows from Financing Activities
   Net increase (decrease) in deposits                                                         50,563,426      (54,670,885)
   Net increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase                                                           (39,322,508)      32,320,402
   Net increase (decrease) in other short-term borrowings                                      24,171,881       (3,150,149)
   Proceeds from long-term borrowings                                                          10,619,000                -
   Principal payments on long-term borrowings                                                 (13,900,000)               -
   Payment for shares reaquired under common stock
     repurchase plan                                                                           (2,360,235)               -
   Cash dividends                                                                              (5,139,286)      (5,139,286)
                                                                                            -------------    -------------
          Net cash provided by (used) in financing activities                                  24,632,278      (30,639,918)
                                                                                            -------------    -------------
          Net decrease in cash and cash equivalents                                           (21,482,796)     (86,733,212)
Cash and Cash Equivalents
   Beginning                                                                                   82,073,799      181,214,068
                                                                                            -------------    -------------
   End                                                                                      $  60,591,003    $  94,480,856
                                                                                            =============    =============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest                                                                               $   5,729,400    $   5,901,782
     Income taxes                                                                               3,637,000        4,868,603

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three and six months ended June 30, 2004 and 2003, and the consolidated balance sheets as of June 30, 2004 and December 31, 2003 include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. d/b/a VMF Capital. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended June 30, 2004 and 2003 was 15,980,383 and 16,060,271, respectively, and the average number of shares outstanding for the six months ended June 30, 2004 and 2003 was 16,020,327 and 16,060,271, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2003 consolidated financial statements. The Company's commitments as of June 30, 2004 and December 31, 2003 are approximately as follows:

                                             June 30, 2004    December 31, 2003
                                             -------------    -----------------
 Commitments to extend credit                $ 149,747,000      $ 166,945,000
 Standby letters of credit                      22,836,000         19,974,000
                                             -------------      -------------
                                             $ 172,583,000      $ 186,919,000
                                             =============      =============

4. Impact of New Financial Accounting Standards

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

7. Reclassifications

In July, 2003, the Company formed West Bancorporation Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities. Following generally accepted accounting principles in effect as of December 31, 2003, the financial statements of the Trust were consolidated with the Company and any intercompany transactions were eliminated. As of June 30, 2004, generally accepted accounting principles have been modified to state that the financial statements of the Trust should not be consolidated with the Company's and intercompany transactions should not be eliminated. The result of this change is that the balance of subordinated debt has increased by $619,000 which represents debt issued by the Company to the Trust. In addition, other assets increased by $619,000 which represents the Company's investment in the common stock of the Trust. The results of the Trust are recorded on the books of the Company using the equity method of accounting. There was no impact to net income as a result of this change.

Other minor reclassifications were made to certain prior year's income and expense categories to conform to the current year's presentation.

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

                    THREE AND SIX MONTHS ENDED JUNE 30, 2004

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiary, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital"). It focuses on the consolidated results of operations for the three and six months ended June 30, 2004, compared to the same periods in 2003 and on the consolidated financial condition of the Companies and its subsidiaries at June 30, 2004, compared to December 31,2003.

Net income for the three months ended June 30, 2004 increased 7.1 percent to $4,553,000 compared to $4,251,000 for the same period in 2003. The increase was primarily due to an 11.8 percent increase in net interest income and higher gains from sales of securities.

For the first six months of 2004, net income was $8,815,000, or $.55 per share, which is a 6.2 percent increase over last year. Net income for the first six months of 2004 is higher than the previous year primarily because of the $90 million increase in average earning assets. A significant portion of that increase is attributable to the acquisition of the Iowa City offices which occurred in July of 2003.

The year-to-date net interest margin has increased 4 basis points from a year ago. While loan and deposit rate are both lower than a year ago, changes in the mix of earning assets and interest bearing liabilities allowed the Company to maintain the net interest margin. On June 30, 2004, the Federal Reserve increased the fed funds rate by 25 basis points. This was the first increase in interest rates since June of 2003. Prime rate on loans has also increased 25 basis points to 4.25 percent. The increase in market rates during the second quarter of 2004 prior to the Federal Reserve's action on June 30th has caused an increase in the rates offered on longer term certificates of deposit and could put pressure on banks to increase other deposit rates.

Year-to-date noninterest income was higher than last year due to investment advisory fees earned by VMF Capital. Those fees totaled $1,189,000 year-to-date. VMF Capital was acquired in October of 2003 so there were no such fees for the comparable periods last year.

Noninterest expense was 48% higher than a year ago, both for the current quarter and year-to-date. The increase is due to approximately 40 more employees than a year ago, two additional banking office locations and two VMF Capital locations that were not a part of the Company last year at this time.

For the first six months of 2004, VMF Capital had a net loss of $87,000, which was in line with internal projections. It is expected that VMF Capital will be near breakeven for the entire year of 2004, however that is dependent upon continued growth in assets under management, which is difficult to project with any degree of certainty. During the first six months of 2004, assets under management at VMF Capital increased approximately $237 million to $699 million.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2004 compared with the same periods in 2003.

                                    Three months ended June 30,                             Six months ended June 30,
                             2004          2003         Change     Change-%       2004           2003         Change      Change-%
                             ----          ----         ------     --------       ----           ----         ------      --------
Net income             $    4,553,100  $ 4,250,861  $    302,239      7.1%  $    8,815,067   $  8,301,426  $    513,641       6.2%
Average assets          1,019,175,042   88,654,683   130,520,359     14.7%   1,002,528,764    878,079,008   124,449,756      14.2%
Average
stockholders'
 equity                    93,296,891   88,095,649     5,201,242      5.9%      93,614,745     87,250,509     6,364,236       7.3%

Return on assets                 1.80%        1.92%        -0.12%    -6.4%           1 .77%          1.91%        -0.14%     -7.3%
Return on equity                19.63%       19.35%         0.27%     1.4%           18.94%         19.19%        -0.25%     -1.3%
Efficiency ratio                37.11%       29.54%         7.57%    25.6%           37.62%         30.05%         7.57%     25.2%
Dividend payout ratio           57.14%       61.54%        -4.40%    -7.1%           58.18%         61.54%        -3.36%     -5.5%
Equity to assets ratio           9.15%        9.91%        -0.76%    -7.7%            9.34%          9.94%        -0.60%     -6.0%

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

Data for the three months ended June 30 (dollars in thousands):

                                            Average Balance                   Interest Income/Expense              Yield/Rate
                               ---------------------------------------  ----------------------------------  ----------------------
                                  2004      2003     Change   Change-%    2004     2003   Change  Change-%  2004    2003    Change
Interest-earning assets:
Loans:
Commercial                     $ 272,913 $ 257,719  $ 15,194     5.90%  $ 3,536  $ 3,614  $  (78)  -2.16%   5.21%   5.62%   -0.41%
Real estate                      318,228   207,366   110,862    53.46%    4,847    3,597   1,250   34.75%   6.13%   6.96%   -0.83%
Consumer                          13,153    17,088    (3,935)  -23.03%      234      328     (94) -28.66%   7.16%   7.70%   -0.54%
Other                             20,580     9,702    10,878   112.12%      313      188     125   66.49%   6.12%   7.77%   -1.65%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Total loans                      624,874   491,875   132,999    27.04%    8,930    7,727   1,203   15.57%   5.75%   6.30%   -0.55%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Investment securities:
Taxable                          233,358   193,743    39,615    20.45%    2,215    1,933     282   14.59%   3.80%   4.00%   -0.20%
Tax-exempt                        51,366    41,789     9,577    22.92%      601      524      77   14.69%   4.68%   5.03%   -0.35%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Total investment securities      284,724   235,532    49,192    20.89%    2,816    2,457     359   14.61%   3.96%   4.18%   -0.22%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Federal funds sold and
short-term investments            38,538   122,737   (84,199)  -68.60%      179      379   (200)  -52.77%   1.87%   1.24%    0.63%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Total interest-earning assets  $ 948,136 $ 850,144  $ 97,992    11.53%   11,925   10,563   1,362   12.89%   5.06%   4.98%    0.08%
                               ========= =========  ========   ======   =======  =======  ======  ======    ====    ====    =====
Interest-bearing liabilities:
Deposits:
Checking with interest,
  savings and money  markets   $ 404,721 $ 322,853  $ 81,868    25.36%      869      749     120   16.02%   0.86%   0.93%   -0.07%
Time deposits                    159,786   103,346    56,440    54.61%      697      705     (8)   -1.13%   1.75%   2.73%   -0.98%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Total deposits                   564,507   426,199   138,308    32.45%    1,566    1,454     112    7.70%   1.12%   1.37%   -0.25%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Other borrowed funds             186,839   231,540   (44,701)  -19.31%    1,489    1,210     279   23.06%   3.21%   2.10%    1.11%
                               --------- ---------  --------   ------   -------  -------  ------  ------    ----    ----    -----
Total interest-bearing
  liabilities                  $ 751,346 $ 657,739  $ 93,607    14.23%    3,055    2,664     391   14.68%   1.64%   1.62%    0.02%
                               ========= =========  ========   ======   -------  -------  ------  ------    ----    ----    -----
Tax-equivalent net interest
  income                                                                $ 8,870  $ 7,899  $  971   12.29%
                                                                        =======  =======  ======   =====
Net interest spread                                                                                         3.42%   3.36%    0.06%
                                                                                                            ====    ====    =====
Net interest margin                                                                                         3.76%   3.73%    0.03%
                                                                                                            ====    ====    =====

Data for the six months ended June 30 (dollars in thousands):

                                            Average Balance                   Interest Income/Expense              Yield/Rate
                               ---------------------------------------  ----------------------------------  ----------------------
                                  2004      2003     Change   Change-%    2004     2003   Change  Change-%  2004    2003    Change
Interest-earning assets:
Loans:
Commercial                     $ 293,849 $ 254,389  $ 39,460    15.51%  $  7,771 $ 7,165  $  606     8.46%  5.32%   5.68%   -0.36%
Real estate                      285,121   202,482    82,639    40.81%     8.850   7,192   1,658    23.05%  6.24%   7.16%   -0.92%
Consumer                          16,012    18,324    (2,312)  -12.62%       562     689    (127)  -18.43%  7.06%   7.58%   -0.52%
Other                             18.619    12,054     6,565    54.46%       576     472     104    22.03%  6.22%   7.90%   -1.68%
                               --------- ---------  --------   ------   -------- -------  ------   ------   ----    ----    -----
Total loans                      613.601   487,249   126,352    25.93%    17,759  15,518   2,241    14.44%  5.82%   6.42%   -0.60%
                               --------- ---------  --------   ------   -------- -------  ------   ------   ----    ----    -----
Investment securities:
Taxable                          226,733   185,348    41,385    22.33%     4,337   3,834     503    13.12%  3.83%   4.17%   -0.34%
Tax-exempt                        49,501    37,253    12,248    32.88%     1,152   1,009     143    14.17%  4.65%   5.46%   -0.81%
                               --------- ---------  --------   ------   -------- -------  ------   ------   ----    ----    -----
Total investment securities      276,234   222,601    53,633    24.09%     5,489   4,843     646    13.34%  3.98%   4.39%   -0.41%
                               --------- ---------  --------   ------   -------- -------  ------   ------   ----    ----    -----
Federal funds sold and
short-term investments            42,710   132,675   (89,965)  -67.81%       367     819    (452)  -55.19%  1.73%   1.24%    0.49%
                               --------- ---------  --------   ------   -------- -------  ------   ------   ----    ----    -----
Total interest-earning assets  $ 932,545 $ 842,525  $ 90,020    10.68%    23,615  21,180   2,435    11.50%  5.09%   5.07%    0.02%
                               ========= =========  ========   ======   ======== =======  ======   ======   ====    ====     ====
Interest-bearing
liabilities:
Deposits:
Checking with interest,
savings and money markets      $ 391,599 $ 325,670  $ 65,929    20.24%  $  1,618 $ 1,543      75     4.86%  0.83%   0.96%   -0.13%
Time deposits                    147,985   109,743    38,242    34.85%     1,292   1,521    (229)  -15.06%  1.76%   2.79%   -1.03%
                               --------- ---------  --------   ------   -------  -------  ------    -----   ----    ----    -----
Total deposits                   539,584   435,413   104,171    23.92%     2,910   3,064    (154)   -5.03%  1.08%   1.42%   -0.34%
                               --------- ---------  --------   ------   -------  -------  ------    -----   ----    ----    -----
Other borrowed funds             196,106   215,532   (19,426)   -9.01%     3,006   2,316     690    29.79%  3.08%   2.17%    0.91%
                               --------- ---------  --------   ------   -------  -------  ------    -----   ----    ----    -----
Total interest-bearing
 liabilities                   $ 735,690 $ 650,945  $ 84,745    13.02%     5,916   5,380     536     9.96%  1.62%   1.67%   -0.05%
                               ========= =========  ========   ======   -------  -------  ------    -----   ----    ----    -----
Tax-equivalent net interest
income                                                                  $ 17,699  15,800  $1,899    12.02%
                                                                        ======== =======  ======    =====
Net interest spread                                                                                         3.47%   3.40%    0.07%
                                                                                                            ====    ====     ====
Net interest margin                                                                                         3.82%   3.78%    0.04%
                                                                                                            ====    ====     ====

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The net interest margin for the second quarter was 3.76 percent, which is 3 basis points higher than the same quarter last year and 11 basis points less than the first quarter of 2004. The slight decline from the prior quarter was due to an increase in interest rates on time deposits as a result of increases in market rates during the second quarter of 2004. The Company's tax-equivalent net interest income for the six months ended June 30, 2004 increased $1,899,000 compared to the six months ended June 30, 2003. The increase is primarily attributable to a higher level of earning assets.

Taxable-equivalent interest income and fees on loans increased $2,241,000 in the first six months of 2004 compared to the same period in 2003, due to a higher volume of outstanding loans. Average loans were $126 million higher than the first six months of last year. Loans acquired in the July 2003 Hawkeye State Bank transaction account for approximately $60 million of that increase. The average yield on loans declined to 5.82 percent for the first six months of 2004, compared to 6.42 percent for the same period in 2003. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $53.6 million higher than last year while the yield has declined 41 basis points. Most purchases of investment securities during the first six months of 2004 have been agency bonds and tax-exempt municipal bonds with a maturity of five years or less.

The average rate paid on deposits for the first six months of 2004 declined to
1.08 percent from 1.42 percent for the same period last year. This decline is primarily the result of a decrease in market interest rates. Compared to the first six months of last year, the average balance of higher rate certificates of deposit was up $38.2 million, while the average balance of money market and savings accounts, which typically have lower rates, were $39.0 million and $21.4 million higher, respectively.

The average balance of borrowings for the first six months of 2004 was $19.4 million lower than a year ago. However, the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from downstream correspondent banks averaged $82 million less than the first six months of last year. Long-term fixed borrowings averaged $51 million more, consisting of $20.6 million in subordinated notes and $30.8 million in fixed-rate Federal Home Loan Bank (FHLB) advances. The FHLB advances were assumed in the Hawkeye State Bank transaction. This change in mix caused the overall cost of borrowings to increase by 90 basis points, but should provide favorable results when market interest rates rise.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and six months ended June 30, 2004 and the same respective periods for 2003 as well as common ratios related to the allowance for loan losses.

                                                 Three months ended June 30,                   Six months ended June 30,
                                            2004            2003            Change          2004           2003         Change
                                       -------------   -------------   -------------   -------------   ------------   -----------
Balance at beginning of period         $   5,955,308   $   4,615,248   $   1,340,060   $   5,975,587   $  4,493,583   $ 1,482,004
Charge-offs                                 (204,833)        (37,728)       (167,105)       (467,452)      (160,681)     (306,771)
Recoveries                                    56,771          43,809          12,962          74,111         88,427       (14,316)
                                       -------------   -------------   -------------   -------------   ------------   -----------
Net charge-offs                             (148,062)          6,081        (154,143)       (393,341)       (72,254)     (321,087)
Provision charged to operations              225,000         175,000          50,000         450,000        375,000        75,000
                                       -------------   -------------   -------------   -------------   ------------   -----------
Balance at end of period               $   6,032,246   $   4,796,329   $   1,235,917   $   6,032,246   $  4,796,329   $ 1,235,917
                                       =============   =============   =============   =============   ============   ===========

Average loans outstanding              $ 624,873,885   $ 491,875,695                   $ 613,601,478   $487,248,274

Ratio of net charge-offs during the
  period to average loans outstanding           0.02%           0.00%                           0.06%          0.01%
Ratio of allowance for loan losses
  to average loans outstanding                  0.97%           0.98%                           0.98%          0.98%

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

                                                 Three months ended June 30,
Noninterest income                       2004        2003       Change    Change-%
                                      ----------  ----------  ---------   --------
Service charges on deposit accounts   $1,273,472  $1,261,022  $  12,450     0.99%
Trust services                           132,500     122,000     10,500     8.61%
Investment advisory fees                 622,196           -    622,196        -
Increase in cash value of bank-owned
  life insurance                         221,739     126,701     95,038    75.01%
Other:
  Letter of credit fees                   45,731      19,536     26,195   134.09%
  VISA/Mastercard income                  38,832      36,197      2,635     7.28%
  Gain on sale of real estate loans       35,233      80,847    (45,614)  -56.42%
  Safe deposit box rent                   31,989      29,490      2,499     8.47%
  All other                              182,761     167,373     15,388     9.19%
                                      ----------  ----------  ---------   ------
  Total other                            334,546     333,443      1,103     0.33%
                                      ----------  ----------  ---------   ------
Gain on sale of securities               243,006      95,867    147,139   153.48%
                                      ----------  ----------  ---------   ------
  Total noninterest income            $2,827,459  $1,939,033  $ 888,426    45.82%
                                      ==========  ==========  =========   ======

                                                    Six months ended June 30,
Noninterest income                       2004        2003        Change     Change-%
                                      ----------  ----------  -----------   --------
Service charges on deposit accounts   $2,420,569  $2,358,217  $    62,352     2.64%
Trust services                           258,500     254,000        4,500     1.77%
Investment advisory fees               1,189,021           -    1,189,021        -
Increase in cash value of bank-owned
  life insurance                         444,965     191,347      253,618   132.54%
Other:
  Letter of credit fees                   82,354      34,115       48,239   141.40%
  VISA/Mastercard income                  87,967      74,445       13,522    18.16%
  Gain on sale of real estate loans       78,777     123,737      (44,960)  -36.34%
  Safe deposit box rent                   88,252      64,095       24,157    37.69%
  All other                              370,174     347,892       22,282     6.40%
                                      ----------  ----------  -----------   ------
  Total other                            707,524     644,284       63,240     9.82%
                                      ----------  ----------  -----------   ------
Gain on sale of securities               243,006     195,607       47,399    24.23%
                                      ----------  ----------  -----------   ------
  Total noninterest income            $5,263,585  $3,643,455  $ 1,620,130    44.47%
                                      ==========  ==========  ===========   ======

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Investment advisory fees are fees earned by VMF Capital, which commenced operations on October 1, 2003. Bank-owned life insurance was purchased during the first and third quarters of 2003. Letter of credit fees are higher due to volume. The increase in VISA/Mastercard income is due to an increase in the number of merchant customers. The gain on the sale of real estate loans is lower this year because of a decline in the volume of sold loans due to rising mortgage rates. The increase in safe deposit box rent is primarily attributable to the Iowa City offices.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown.

                                            Three months ended June 30,
Noninterest expense:                2004         2003        Change      Change-%
                                -----------   ----------  -----------   ---------
Salaries and employee benefits  $ 2,425,732   $1,701,151  $   724,581      42.59%
Occupancy expenses                  494,110      352,874      141,236      40.02%
Data processing expenses            352,148      248,889      103,259      41.49%
Other:
  Intangible amortization            94,350        7,955       86,395    1086.05%
  Supplies                           59,157       26,043       33,114     127.15%
  Marketing                         149,898       49,962       99,936     200.02%
  Business development              113,321       15,430       97,891     634.42%
  Charitable contributions           25,316       25,610         (294)     -1.15%
  Professional fees                 141,237       68,448       72,789     106.34%
  OREO expense                     (107,865)       2,599     (110,464)  -4250.25%
  All other                         503,470      379,208      124,262      32.77%
                                -----------   ----------  -----------   --------
  Total other                       978,884      575,255      403,629      70.17%
                                -----------   ----------  -----------   --------
  Total noninterest expense     $ 4,250,874   $2,878,169  $ 1,372,705      47.69%
                                ===========   ==========  ===========   ========

                                              Six months ended June 30,
Noninterest expense:                2004         2003        Change      Change-%
                                -----------   ----------  -----------   ---------
Salaries and employee benefits  $ 4,889,403   $3,405,442  $ 1,483,961      43.58%
Occupancy expenses                1,005,173      723,123      282,050      39.00%
Data processing expenses            689,159      492,174      196,985      40.02%
Other:
  Intangible amortization           188,701       15,910      172,791    1086.05%
  Supplies                          131,323       66,123       65,200      98.60%
  Marketing                         192,883       97,804       95,079      97.21%
  Business development              202,199       28,159      174,040     618.06%
  Charitable contributions           88,123       66,123       22,000      33.27%
  Professional fees                 273,561      158,724      114,837      72.35%
  OREO expense                      (90,039)       3,287      (93,326)  -2839.25%
  All other                         975,915      727,405      248,510      34.16%
                                -----------   ----------  -----------   --------
  Total other                     1,962,666    1,163,535      799,131      68.68%
                                -----------   ----------  -----------   --------
  Total noninterest expense     $ 8,546,401   $5,784,274  $ 2,762,127      47.75%
                                ===========   ==========  ===========   ========

The increase in salaries and benefits includes compensation related expenses for approximately 40 more employees than a year ago due to the acquisitions in the last half of 2003. Occupancy expenses likewise were higher this year due to four additional locations: two banking locations in Iowa City and two VMF Capital offices. The increase in intangible asset amortization relates to the 2003 acquisitions. Supplies are higher because of the acquisitions and the implementation of a new corporate logo. Marketing expenses increased as the result of an increased focus on direct mail campaigns, market research and implementation of the new corporate logo. The increase in business development costs is mostly attributable to VMF Capital. Charitable contributions are higher because of the timing of certain payments. The increase in professional fees were the result of additional legal and accounting services associated with complying with the Sarbanes-Oxley Act of 2002 and the decision to outsource the Company's internal audit services. OREO (other real estate owned) expense has declined as a result of selling several other real estate properties at gains.

Income Tax Expense

The Company incurred income tax expense of $4,608,000 for the six months ended June 30, 2004 compared to $4,518,000 for the six months ended June 30, 2003. The effective income tax rate as a percent of income before taxes for the three and six months ended June 30, 2004 was 34.3 percent, compared to 35.2 percent for the same periods last year. The effective income tax rate is slightly lower in 2004 because of a higher level of income that is exempt from Federal income taxes.

FINANCIAL CONDITION

Total assets as of June 30, 2004 were $1,032,841,000, a slight increase from $1,000,612,000 at December 31, 2003. The increase is primarily due to increased loan volume.

Investment Securities

Investment securities available for sale increased $31,711,000 from December 31, 2003 to $210,020,000. Since December 31, 2003, investment securities classified as held to maturity declined $12,649,000 to $78,758,000 as of June 30, 2004 due to maturities and calls. The increase in the available for sale category was accomplished to allow for increased liquidity and flexibility.

Loans and Nonperforming Assets

Loans outstanding increased $32,339,000 from December 31, 2003 to June 30, 2004. The increase was primarily attributable to growth in commercial and real estate loans.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

                                          June 30, 2004   December 31, 2003      Change
                                          -------------   -----------------      ------
Nonaccrual loans                             $2,316            $1,668            $ 648
Loans past due 90 days and still
  accruing interest                             415               125              290
                                             ------            ------            -----
Total non-performing loans                    2,731             1,793              938
Other real estate owned                         120               441             (321)
                                             ------            ------            -----
Total non-performing assets                  $2,851            $2,234            $ 617
                                             ======            ======            =====

Non-performing assets to total loans           0.45%             0.37%            0.08%

Non-performing assets to total assets          0.28%             0.22%            0.06%

The increase in nonaccrual loans is due to a few smaller balance loans. It is expected that a commercial real estate loan with a balance of approximately $900,000 will be paid off in the third quarter of 2004. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest.

Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and the Related Allowance for Loan Losses".

Deposits

Total deposits as of June 30, 2004 were $755,637,000 compared with $705,074,000 as of December 31, 2003. Most of the increase was in certificates of deposit, which were $177,706,000 at June 30, 2004, up $47,763,000 from December 31, 2003.
The increase is primarily in public fund certificates of deposit, $100,000 and over.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $46,120,000 at June 30, 2004, down from $85,443,000 at December 31, 2003. Most of this decrease relates to federal funds purchased, which are federal funds sold to West Bank by approximately 40 banks throughout Iowa. This is a correspondent bank service provided by West Bank. Federal funds sold to West Bank by these downstream correspondent banks are invested in federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes and short-term FHLB borrowings at June 30, 2004 and December 31, 2003.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet the requirements of depositors and borrowers, all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $60,591,000 as of June 30, 2004, compared with $82,074,000 as of December 31, 2003. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $80 million that would allow it to borrow Federal funds on a short-term basis, if necessary, and has additional borrowing capacity of approximately $39 million at the Federal Home Loan Bank. The Company also has a $5 million unsecured line of credit through a large regional correspondent bank. The interest rate is variable and tied to LIBOR. To date, the line has not been used. Management believes the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at June 30, 2004 to meet the needs of borrowers and depositors.

The Company's total stockholders' equity declined slightly to $92,240,000 at June 30, 2004, from $92,896,000 at December 31, 2003. Total stockholders' equity was 8.9 percent of total assets as of June 30, 2004 and 9.3 percent on December 31, 2003. Total equity declined due to purchases of common stock in the Company buy-back plan described below and depreciation in West Bank's available for sale investment portfolio. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

In April 2004, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. Share repurchases in the three months ended June 30, 2004 totaled 153,630 shares at a cost of $2,360,235.

The table below shows the various measures of regulatory capital and related ratios.

Regulatory capital:

                                                                                            June 30, 2004     December 31, 2003
                                                                                            -------------     -----------------
Total shareholders' equity                                                                  $  92,239,650      $  92,896,344
Less: net unrealized (gains) losses on
  available for sale securities                                                                   872,667         (1,099,573)
Less: net unrealized loss on
  available for sale equity securities                                                            (38,604)            (3,500)
Less: intangible assets                                                                       (16,754,318)       (16,900,487)
Plus: subordinated notes/trust preferred securities                                            20,000,000         20,000,000
                                                                                            -------------      -------------
Tier 1 capital                                                                                 96,319,395         94,892,784
Plus: allowance for loan losses                                                                 6,032,246          5,975,587
                                                                                            -------------      -------------
Total risk-based capital                                                                    $ 102,351,641      $ 100,868,371
                                                                                            =============      =============

                                                          Regulatory
                                                      requirements to be:                             Actual Regulatory
                                                   Adequately           Well-                       Capital Ratios as of:
                                                  Capitalized        Capitalized          June 30, 2004           December 31, 2003
                                               -------------------   -----------          -------------           -----------------
Total risk-based capital
 as % of risk-weighted assets                        8.0%               10.0%                 12.7%                      13.1%
Tier 1 capital as % of risk-weighted assets          4.0%                6.0%                 11.9%                      12.3%
Tier 1 capital as % average assets                   4.0%                5.0%                  9.6%                       9.6%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table show that, as of June 30, 2004 and December 31, 2003, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 4, 2004 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2003. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2004 changed when compared to 2003.

Subsequent Event

On July 14, 2004, the Board of Directors of the Company declared a 5 percent common stock dividend to be paid on August 2, 2004 to shareholders of record on July 26, 2004. Any fractional shares resulting from the stock dividend were paid in cash. The Board of Directors also declared a quarterly cash dividend of $0.16 per common share which is payable on the higher number of shares outstanding after distribution of the stock dividend. The cash dividend is payable on August 16, 2004 to shareholders of record on August 3, 2004. The number of outstanding common shares shown on the cover of this report reflects the stock dividend, however, the number of outstanding common shares and earnings per common share in the accompanying financial statements and footnotes do not reflect the 5 percent common stock dividend.

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

Item 2. Change in Securities and Use of Proceeds

The following table provides information regarding the Company's purchases of its common shares during the fiscal quarter ended June 30, 2004:

                                                                          (c) Total
                                                                        Number of Shares            (d) Maximum
                                                                         Purchased as             Dollar Amount of
                           (a) Total Number       (b) Average          Part of Publicly           Shares that May
Quarter ended                  of Shares          Price Paid               Announced              Yet be Purchased
June 30, 2004                  Purchased        per Share (1)(2)             Plan                 Under the Plan
---------------            ----------------     ----------------       -----------------         ----------------
April 1 through
April 30, 2004                        -              $    -                       -                 $5,000,000
May 1 through
May 31, 2004                    153,630               15.36                 153,630                  2,639,765
June 1 through
June 30, 2004                         -                   -                       -                  2,639,765
                                -------              ------                 -------                 ----------
Total                           153,630              $15.36                 153,630                 $2,639,765
                                =======              ======                 =======                 ==========

      (1)   All shares were purchased via open market transactions.

      (2) The stock buy-back plan was approved by the Board of Directors on April 15, 2004. The Company is authorized to purchase up to $5,000,000 of common stock within a twelve month period ending April 14, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on April 15, 2004. The record date for determination of shareholders entitled to vote at the meeting was February 6, 2004. There were 16,060,271 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 13,056,833 or 81.3 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposal was voted on at the meeting:

Proposal I - Election of Directors

Nine directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders' meeting, the individuals received the number of votes set opposite their names:

                                         Vote
                            For        Withheld
                            ---        --------
Frank W . Berlin        13,053,048       3,785
Steven G. Chapman       13,052,229       4,604
Michael A. Coppola      12,862,138     194,695
Orville E. Crowley      13,041,968      14,865
David R. Milligan       13,055,086       1,747
Robert G. Pulver        13,055,246       1,587
Thomas E. Stanberry     13,030,464      26,369
Jack G. Wahlig          13,019,152      37,681
Connie Wimer            13,009,312      47,521

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

10.10       Employment Contract *

10.11       Consulting Contract *

10.12       Data Processing Contract Amendment **

10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank ***

10.14 Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004****

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b) Reports on Form 8-K: During the three months ended June 30, 2004, the Company filed a form 8-K on April 16, 2004 which contained the annual meeting presentation, a Form 8-K on April 16, 2004 which contained a press release announcing the quarterly dividend, a Form 8-K on April 19, 2004 which contained a press release announcing earnings for the three months ended March 31, 2004, and a Form 8-K on June 1, 2004 which contained a presentation given at the Howe Barnes Investments, Inc. Community Bank Conference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

August 5, 2004              By: /s/ Thomas E. Stanberry
                                ------------------------------------------------
Dated                           Thomas E. Stanberry
                                Chairman, President and Chief Executive Officer

August 5, 2004              By: /s/ Douglas R. Gulling
                                ------------------------------------------------
Dated                           Douglas R. Gulling
                                Chief Financial Officer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.     Description

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002