Form 10-Q
period 2004-09-30
WEST BANCORPORATION INC
filed 2004-11-04
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
September 30, 2004                                                  0-49677

                            WEST BANCORPORATION, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

         IOWA                                           42-1230603
         ----                                           ----------
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

                                  Yes [X]  No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No[ ]

As of November 4, 2004, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  (unaudited)
                                                                                  September 30,     December 31,
                                                                                     2004               2003
                                                                                ---------------    ---------------
Assets
Cash and due from banks                                                         $    28,819,898    $    27,786,795
Federal funds sold and other short-term investments                                  39,092,295         54,287,004
                                                                                ---------------    ---------------
   Cash and cash equivalents                                                         67,912,193         82,073,799
                                                                                ---------------    ---------------
Securities available for sale                                                       271,215,807        178,308,941
Securities held to maturity (approximate market value of $75,619,000
   and $93,477,000 at September 30, 2004 and December 31, 2003, respectively)        74,483,545         91,406,205
Federal Home Loan Bank stock, at cost                                                 9,122,200          5,197,600
                                                                                ---------------    ---------------
   Total securities                                                                 354,821,552        274,912,746
                                                                                ---------------    ---------------
Loans                                                                               677,752,180        599,355,407
   Allowance for loan losses                                                         (6,139,881)        (5,975,587)
                                                                                ---------------    ---------------
Loans, net                                                                          671,612,299        593,379,820
                                                                                ---------------    ---------------
Premises and equipment, net                                                           3,865,734          3,683,020
Accrued interest receivable                                                           6,455,281          5,878,880
Goodwill and other intangible assets                                                 16,644,392         16,900,487
Bank-owned life insurance                                                            21,044,752         20,386,714
Other assets                                                                          2,886,710          3,396,145
                                                                                ---------------    ---------------
   Total assets                                                                 $ 1,145,242,913    $ 1,000,611,611
                                                                                ===============    ===============
Liabilities and Stockholders' Equity
Deposits:
   Noninterest bearing demand                                                   $   179,312,400    $   172,070,832
   Savings and interest bearing demand                                              366,509,150        403,060,980
   Time, in excess of $100,000                                                      183,751,820         63,463,030
   Other time                                                                        63,571,985         66,479,171
                                                                                ---------------    ---------------
   Total deposits                                                                   793,145,355        705,074,013
Federal funds purchased and securities sold under agreements to repurchase           44,225,817         85,442,675
Other short-term borrowings                                                          95,539,190          9,141,973
Accrued expenses and other liabilities                                               14,336,591          2,032,291
Trust preferred securities                                                                    -         20,000,000
Subordinated notes                                                                   20,619,000                  -
Federal Home Loan Bank advances and other long-term borrowing                        81,347,545         86,024,315
                                                                                ---------------    ---------------
   Total liabilities                                                              1,049,213,498        907,715,267
                                                                                ---------------    ---------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; 16,701,843 and
   16,863,285 shares issued and outstanding at September 30, 2004 and
   December 31, 2003, respectively                                                    3,000,000          3,000,000
Additional paid-in capital                                                           32,000,000         32,000,000
Retained earnings                                                                    60,244,757         56,796,771
Accumulated other comprehensive income (loss)                                           784,658          1,099,573
                                                                                ---------------    ---------------
   Total stockholders' equity                                                        96,029,415         92,896,344
                                                                                ---------------    ---------------
   Total liabilities and stockholders' equity                                   $ 1,145,242,913    $ 1,000,611,611
                                                                                ===============    ===============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                      September 30,                  September 30,
                                                                   2004          2003           2004          2003
                                                               ------------  ------------   ------------  ------------
Interest income:
   Loans                                                       $  9,457,232  $  8,636,379   $ 27,036,739  $ 24,005,693
   Securities:
       U.S Treasury, government agencies and corporations         1,674,276     1,189,844      4,391,663     3,452,676
       States and political subdivisions                            613,557       430,999      1,581,676     1,290,336
       Other                                                        643,703       943,083      2,083,609     2,346,593
   Federal funds sold and other short-term investments              183,265       124,779        550,411       943,459
                                                               ------------  ------------   ------------  ------------
          Total interest income                                  12,572,033    11,325,084     35,644,098    32,038,757
                                                               ------------  ------------   ------------  ------------
Interest expense:
   Demand deposits                                                   21,711        37,082         61,515        86,357
   Savings deposits                                                 820,625       733,141      2,398,382     2,227,010
   Time deposits                                                  1,001,957       571,024      2,294,109     2,091,692
   Federal funds purchased and securities sold under
       agreements to repurchase                                     134,899       318,784        468,237     1,207,135
   Other short-term borrowings                                      265,040         2,825        347,271         6,182
   Subordinated notes                                               370,867             -      1,104,611             -
   Long-term borrowings                                             938,424     1,154,703      2,795,297     2,578,650
                                                               ------------  ------------   ------------  ------------
          Total interest expense                                  3,553,523     2,817,559      9,469,422     8,197,026
                                                               ------------  ------------   ------------  ------------
          Net interest income                                     9,018,510     8,507,525     26,174,676    23,841,731
Provision for loan losses                                           325,000       250,000        775,000       625,000
                                                               ------------  ------------   ------------  ------------
          Net interest income after provision for loan losses     8,693,510     8,257,525     25,399,676    23,216,731
                                                               ------------  ------------   ------------  ------------
Noninterest income:
   Service charges on deposit accounts                            1,339,223     1,305,158      3,759,792     3,663,375
   Trust services                                                   157,000       132,000        415,500       386,000
   Investment advisory fees                                         711,166             -      1,900,187             -
   Increase in cash value of bank-owned life insurance              213,072       222,833        658,037       414,180
   Net realized gains (losses) from sales of securities
       available for sale                                             1,975       (48,626)       244,981       146,981
   Other income                                                     334,959       545,651      1,042,483     1,189,935
                                                               ------------  ------------   ------------  ------------
          Total noninterest income                                2,757,395     2,157,016      8,020,980     5,800,471
                                                               ------------  ------------   ------------  ------------
Noninterest expense:
   Salaries and employee benefits                                 2,408,132     1,954,613      7,297,535     5,360,055
   Occupancy expenses                                               494,033       378,899      1,499,206     1,102,022
   Data processing expenses                                         338,189       283,133      1,027,348       775,307
   Other expenses                                                   918,084       776,662      2,880,750     1,940,197
                                                               ------------  ------------   ------------  ------------
          Total noninterest expense                               4,158,438     3,393,307     12,704,839     9,177,581
                                                               ------------  ------------   ------------  ------------
          Income before income taxes                              7,292,467     7,021,234     20,715,817    19,839,621
Income taxes                                                      2,485,641     2,457,389      7,093,924     6,974,350
                                                               ------------  ------------   ------------  ------------
          Net income                                           $  4,806,826  $  4,563,845   $ 13,621,893  $ 12,865,271
                                                               ============  ============   ============  ============
Basic earnings per share                                       $       0.29  $       0.27   $       0.81  $       0.76
                                                               ============  ============   ============  ============
Cash dividends per share                                       $      0.160  $      0.152   $      0.464  $      0.457
                                                               ============  ============   ============  ============

See accompanying notes to consolidated financial statements.

s
                   West Bancorporation, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       2004             2003
                                                   ------------     ------------
Common Stock
   Beginning of year balance                       $  3,000,000     $  3,000,000
                                                   ------------     ------------
   End of period balance                              3,000,000        3,000,000
                                                   ------------     ------------
Additional Paid-in Capital
   Beginning of year balance                         32,000,000       32,000,000
                                                   ------------     ------------
   End of period balance                             32,000,000       32,000,000
                                                   ------------     ------------
Retained Earnings
   Beginning of year balance                         56,796,771       49,792,716
   Net income                                        13,621,893       12,865,271
   Dividends on common stock                         (7,811,582)      (7,708,930)
   Purchase of fractional shares resulting from
      stock dividend                                     (2,090)               -
   Shares reacquired under the common stock
      repurchase plan                                (2,360,235)               -
                                                   ------------     ------------
   End of period balance                             60,244,757       54,949,057
                                                   ------------     ------------
Accumulated Other Comprehensive Income (Loss)
   Beginning of year balance                          1,099,573        1,031,446
   Unrealized gain on securities, net of tax           (314,915)         151,971
                                                   ------------     ------------
   End of period balance                                784,658        1,183,417
                                                   ------------     ------------
Total Stockholders' Equity                         $ 96,029,415     $ 91,132,474
                                                   ============     ============

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                       2004             2003
                                                   ------------     ------------
Net Income                                         $ 13,621,893     $ 12,865,271
Other comprehensive income (loss), unrealized
 gains (losses) on securities, net of
 reclassification adjustment, net of tax               (314,915)         151,971
                                                   ------------     ------------
Comprehensive income                               $ 13,306,978     $ 13,017,242
                                                   ============     ============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      2004              2003
                                                                                  -------------     -------------
Cash Flows from Operating Activities
   Net income                                                                     $  13,621,893     $  12,865,271
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                        775,000           625,000
       Net amortization                                                               1,508,164         1,235,220
       Net gains from sales of securities available for sale
          and loans held for sale                                                      (360,131)         (456,358)
       Proceeds from sales of loans held for sale                                     9,612,269        30,844,808
       Originations of loans held for sale                                           (9,537,119)      (31,381,728)
       Depreciation                                                                     255,794           169,731
       Deferred income taxes                                                            443,070            87,579
       Change in assets and liabilities:
          Increase in accrued interest receivable                                      (576,401)       (1,024,895)
          Increase (decrease) in accrued expenses and other liabilities              12,304,300           (85,058)
                                                                                  -------------     -------------
             Net cash provided by operating activities                               28,046,839        12,879,570
                                                                                  -------------     -------------
Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities of securities available for sale       80,351,815        36,983,248
   Purchases of securities available for sale                                      (163,774,781)     (129,061,840)
   Proceeds from calls and maturities of securities held to maturity                 36,445,000        62,551,334
   Purchases of securities held to maturity                                         (30,717,947)      (16,401,785)
   Acquisition of Federal Home Loan Bank stock                                       (9,520,300)         (229,900)
   Proceeds from redemption of Federal Home Loan Bank stock                           5,595,700            20,500
   Cash effect of Hawkeye State Bank transaction                                              -        21,364,851
   Net increase in loans                                                            (78,967,479)       (6,349,447)
   Purchases of premises and equipment                                                 (438,508)          (98,096)
   Purchase of bank-owned life insurance                                                      -       (20,000,000)
   Change in other assets                                                              (428,739)          (98,889)
                                                                                  -------------     -------------
             Net cash (used) in investing activities                               (161,455,239)      (51,320,024)
                                                                                  -------------     -------------
Cash Flows from Financing Activities
   Net increase (decrease) in deposits                                               88,071,342       (80,401,896)
   Net decrease in federal funds purchased and securities sold
       under agreements to repurchase                                               (41,216,858)       (7,004,756)
   Net increase (decrease) in other short -term borrowings                           85,847,217        (1,772,618)
   Proceeds from long-term borrowings                                                10,619,000        20,000,000
   Principal payments on long-term borrowings                                       (13,900,000)       (1,607,184)
   Purchase of fractional shares resulting from stock dividend                           (2,090)                -
   Payment for shares reacquired under common stock
       repurchase plan                                                               (2,360,235)                -
   Cash dividends                                                                    (7,811,582)       (7,708,930)
                                                                                  -------------     -------------
             Net cash provided by (used) in financing activities                    119,246,794       (78,495,384)
                                                                                  -------------     -------------
             Net decrease in cash and cash equivalents                              (14,161,606)     (116,935,838)
Cash and Cash Equivalents
   Beginning                                                                         82,073,799       181,214,068
                                                                                  -------------     -------------
   End                                                                            $  67,912,193     $  64,278,230
                                                                                  =============     =============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
       Interest                                                                   $   8,984,818     $   8,624,180
       Income taxes                                                                   6,050,000         6,674,183

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three and nine months ended September 30, 2004 and 2003, and the consolidated balance sheets as of September 30, 2004 and December 31, 2003 include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. d/b/a VMF Capital. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended September 30, 2004 and 2003 was 16,701,890 and 16,863,285, respectively, and the average number of shares outstanding for the nine months ended September 30, 2004 and 2003 was 16,781,235 and 16,863,285, respectively.

On July 14, 2004, the Board of Directors of the Company declared a 5 percent common stock dividend to be paid on August 2, 2004 to shareholders of record on July 26, 2004. Any fractional shares resulting from the stock dividend were paid in cash. The number of outstanding common shares and earnings per common share in the accompanying financial statements and footnotes reflect the 5 percent common stock dividend.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2003 consolidated financial statements. The Company's commitments as of September 30, 2004 and December 31, 2003 are approximately as follows:

                                      September 30, 2004        December 31, 2003
                                      ------------------        -----------------
Commitments to extend credit             $179,824,000             $166,945,000
Standby letters of credit                  22,391,000               19,974,000
                                         ------------             ------------
                                         $202,215,000             $186,919,000
                                         ============             ============

4. Impact of New Financial Accounting Standards

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No impact is expected on the consolidated financial statements at the time of adoption.

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

7. Reclassifications

In July, 2003, the Company formed West Bancorporation Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities. Following generally accepted accounting principles in effect as of December 31, 2003, the financial statements of the Trust were consolidated with the Company and any intercompany transactions were eliminated. Generally accepted accounting principles were modified in the first quarter of 2004 to state that the financial statements of the Trust should not be consolidated with the Company's and intercompany transactions should not be eliminated. The result of this change is that the balance of subordinated debt has increased by $619,000 which represents debt issued by the Company to the Trust. In addition, other assets increased by $619,000 which represents the Company's investment in the common stock of the Trust. The results of the Trust are recorded on the books of the Company using the equity method of accounting. There was no impact to net income as a result of this change.

Other minor reclassifications were made to certain prior year's income and expense categories to conform to the current year's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company's growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information is based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of changes in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Securities and Exchange Commission and the Federal Reserve Board, and customer acceptance of the Company's products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiary, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital"). It focuses on the consolidated results of operations for the three and nine months ended September 30, 2004, compared to the same periods in 2003 and on the consolidated financial condition of the Company and its subsidiaries at September 30, 2004, compared to December 31, 2003.

Net income for the three months ended September 30, 2004 increased 5.3 percent to $4,807,000 compared to $4,564,000 for the same period in 2003. The increase was primarily due to a 6.0 percent increase in net interest income and higher gains from sales of securities.

For the first nine months of 2004, net income was $13,622,000, or $.81 per share, which is a 5.9 percent increase over last year. Net income for the first nine months of 2004 is higher than the previous year primarily because of the $92 million increase in average earning assets which contributed to a 9.8 percent increase in net interest income.

The year-to-date net interest margin has declined 2 basis points from a year ago. Loan and deposit rates are both lower than a year ago, however, changes in the mix of earning assets and interest bearing liabilities allowed the net interest margin to remain fairly constant. The Federal Reserve increased the fed funds targeted rate by 25 basis points on three separate occasions since June 30, 2004. The Federal Reserve had not changed rates since June of 2003. Short-term interest rates began rising in the second quarter of 2004, causing rates on certificates of deposit and short-term borrowings to increase. Loans with interest rates tied to the prime rate did not readjust until the third quarter.

Year-to-date noninterest income was higher than last year due to investment advisory fees earned by VMF Capital and higher increases in the cash value of bank-owned life insurance. Investment advisory fees totaled $1,900,000 year-to-date. VMF Capital was acquired in October of 2003 so there were no such fees for the comparable periods last year. Bank-owned life insurance was purchased in two separate transactions during 2003 and was in place for the entire year of 2004.

Year-to-date noninterest expense was 38% higher than a year ago. The increase is due to two additional banking office locations and two VMF Capital locations that were acquired in 2003 and the associated personnel costs.

For the first nine months of 2004, VMF Capital had a net loss of $32,000, which was in line with internal projections. It is expected that VMF Capital will be near breakeven for the entire year of 2004, however that is dependent upon continued growth in assets under management, which is difficult to project with any degree of certainty. During the first nine months of 2004, assets under management at VMF Capital increased approximately $261 million to $723 million.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2004 compared with the same periods in 2003.

                                                              Three Months Ended September 30,
                                              2004                2003                 Change                Change-%
                                      -----------------     -----------------     -----------------         ----------
Net income                            $       4,806,826     $       4,563,845     $         242,981              5.3%
Average assets                            1,066,044,031           963,656,348           102,387,683             10.6%
Average stockholders'
  equity                                     93,289,537            88,408,514             4,881,023              5.5%

Return on assets                                   1.79%                 1.88%                -0.09%            -4.5%

Return on equity                                  20.50%                20.48%                 0.02%             0.1%

Efficiency ratio                                  34.38%                31.03%                 3.35%            10.8%

Dividend payout ratio                             55.59%                57.14%                -1.55%            -2.7%

Equity to assets ratio                             8.75%                 9.17%                -0.42%            -4.6%

                                                              Nine Months Ended September 30,
                                              2004                2003                 Change                Change-%
                                      -----------------     -----------------     -----------------         ---------
Net income                            $      13,621,893     $      12,865,271     $         756,622            5.9%
Average assets                            1,023,855,058           906,918,258           116,936,800           12.9%
Average stockholders'
  equity                                     93,505,551            87,640,752             5,864,799            6.7%

Return on assets                                   1.78%                 1.90%                -0.12%          -6.3%

Return on equity                                  19.46%                19.63%                -0.17%          -0.9%

Efficiency ratio                                  36.49%                30.40%                 6.09%          20.0%

Dividend payout ratio                             57.34%                60.00%                -2.66%          -4.4%

Equity to assets ratio                             9.13%                 9.66%                -0.53%          -5.5%

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

Data for the three months ended September 30 (dollars in thousands):

                                                Average Balance                Interest Income/Expense            Yield/Rate
                                    -------------------------------------  -------------------------------   --------------------
                                      2004      2003     Change  Change-%   2004    2003    Change Change-%  2004   2003   Change
Interest - earning assets:
Loans:
Commercial                          $262,528  $273,653  $(11,125)  -4.07%  $3,499  $ 3,803  $ (304)  -7.99%  5.30%  5.51%   -0.21%
Real estate                          363,603   262,655   100,948   38.43%   5,559    4,334   1,225   28.26%  6.08%  6.55%   -0.47%
Consumer                              11,933    18,835    (6,902) -36.64%     216      363    (147) -40.50%  7.21%  7.65%   -0.44%
Other                                 18,778    10,997     7,781   70.76%     266      199      67   33.67%  5.63%  7.18%   -1.55%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Total loans                          656,842   566,140    90,702   16.02%   9,540    8,699     841    9.67%  5.78%  6.10%   -0.32%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Investment securities:
Taxable                              245,860   237,678     8,182    3.44%   2,418    2,217     201    9.07%  3.93%  3.70%    0.23%
Tax-exempt                            61,111    43,320    17,791   41.07%     762      507     255   50.30%  4.99%  4.64%    0.35%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Total investment securities          306,971   280,998    25,973    9.24%   3,180    2,724     456   16.74%  4.14%  3.85%    0.29%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Federal funds sold and
 short-term investments               29,171    51,094   (21,923) -42.91%     171      125      46   36.80%  2.34%  0.97%    1.37%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Total interest-earning assets       $992,984  $898,232  $ 94,752   10.55%  12,891   11,548   1,343   11.63%  5.17%  5.10%    0.07%
                                    ========  ========  ========  ======   ------  -------  ------  ------   ----   ----   ------

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
 and money markets                  $372,708  $353,478  $ 19,230    5.44%     842      770      72    9.35%  0.90%  0.86%    0.04%
Time deposits                        207,069   113,765    93,304   82.01%   1,002      571     431   75.48%  1.92%  1.98%   -0.06%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Total deposits                       579,777   467,243   112,534   24.08%   1,844    1,341     503   37.51%  1.27%  1.14%    0.13%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Other borrowed funds                 213,289   246,700   (33,411) -13.54%   1,709    1,477     232   15.71%  3.19%  2.38%    0.81%
                                    --------  --------  --------  ------   ------  -------  ------  ------   ----   ----   ------
Total interest-bearing
liabilities                         $793,066  $713,943  $ 79,123   11.08%   3,553    2,818     735   26.08%  1.78%  1.57%    0.21%
                                    ========  ========  ========  ======   ------  -------  ------  ------   ----   ----   ------
Tax-equivalent net interest income                                         $9,338  $ 8,730  $  608    6.96%
                                                                           ======  =======  ======  ======
Net interest spread                                                                                          3.39%  3.53%   -0.14%
                                                                                                             ====   ====   ======
Net interest margin                                                                                          3.74%  3.86%   -0.12%
                                                                                                             ====   ====   ======

Data for the nine months ended September 30 (dollars in thousands):

                                               Average Balance                  Interest Income/Expense           Yield/Rate
                                    -------------------------------------  ---------------------------------- --------------------
                                      2004      2003     Change  Change-%   2004     2003    Change  Change-% 2004   2003   Change
Interest-earning assets:
Loans:
Commercial                          $283,333  $260,880  $ 22,453    8.61%  $11,270  $10,969  $  301    2.74%  5.31%  5.62%   -0.31%
Real estate                          311,473   222,760    88,713   39.82%   14,409   11,527   2,882   25.00%  6.18%  6.92%   -0.74%
Consumer                              14,642    18,497    (3,855) -20.84%      778    1,051    (273) -25.98%  7.10%  7.60%   -0.50%
Other                                 18,673    11,697     6,976   59.64%      842      671     171   25.48%  6.02%  7.67%   -1.65%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Total loans                          628,121   513,834   114,287   22.24%   27,299   24,218   3,081   12.72%  5.81%  6.30%   -0.49%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Investment securities:
Taxable                              233,155   202,983    30,172   14.86%    6,755    6,051     704   11.63%  3.86%  3.99%   -0.13%
Tax-exempt                            53,400    39,298    14,102   35.88%    1,914    1,516     398   26.25%  4.78%  5.16%   -0.38%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Total investment securities          286,555   242,281    44,274   18.27%    8,669    7,567   1,102   14.56%  4.03%  4.18%   -0.15%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Federal funds sold and
 short-term investments               38,164   105,183   (67,019) -63.72%      539      943    (404) -42.84%  1.89%  1.20%    0.69%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Total interest-earning assets       $952,840  $861,298  $ 91,542   10.63%   36,507   32,728   3,779   11.55%  5.12%  5.08%    0.04%
                                    ========  ========  ========  ======   -------  -------  ------  ------   ----   ----   ------

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
 and money markets                  $385,256  $335,041  $ 50,215   14.99%  $ 2,460  $ 2,313     147    6.36%  0.85%  0.92%   -0.07%
Time deposits                        167,823   111,099    56,724   51.06%    2,294    2,092     202    9.66%  1.83%  2.52%   -0.69%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Total deposits                       553,079   446,140   106,939   23.97%    4,754    4,405     349    7.92%  1.15%  1.32%   -0.17%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Other borrowed funds                 201,875   226,036   (24,161) -10.69%    4,715    3,792     923   24.34%  3.12%  2.24%    0.88%
                                    --------  --------  --------  ------   -------  -------  ------  ------   ----   ----   ------
Total interest-bearing
liabilities                         $754,954  $672,176  $ 82,778   12.31%    9,469    8,197   1,272   15.52%  1.68%  1.63%    0.05%
                                    ========  ========  ========  ======   -------  -------  ------  ------   ----   ----   ------
Tax-equivalent net interest income                                         $27,038  $24,531  $2,507   10.22%
                                                                           =======  =======  ======  ======
Net interest spread                                                                                           3.44%  3.45%   -0.01%
                                                                                                              ====   ====   ======
Net interest margin                                                                                           3.79%  3.81%   -0.02%
                                                                                                              ====   ====   ======

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The net interest margin for the third quarter was 3.74 percent, which is 12 basis points lower than the same quarter last year and 2 basis points less than the second quarter of 2004. The slight decline from the prior quarter was due to an increase in interest rates on time deposits and short-term borrowings as a result of increases in market rates. The Company's tax-equivalent net interest income for the nine months ended September 30, 2004 increased $2,507,000 compared to the nine months ended September 30, 2003. The increase is primarily attributable to a higher level of earning assets.

Taxable-equivalent interest income and fees on loans increased $3,081,000 in the first nine months of 2004 compared to the same period in 2003, due to a higher volume of outstanding loans. Average loans were $114 million higher than the first nine months of last year. The average yield on loans declined to 5.81 percent for the first nine months of 2004, compared to 6.30 percent for the same period in 2003. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $44 million higher than last year while the yield has declined 15 basis points. Most purchases of investment securities during the first nine months of 2004 have been agency bonds and tax-exempt municipal bonds with a maturity of five years or less.

The average rate paid on deposits for the first nine months of 2004 declined to
1.15 percent from 1.32 percent for the same period last year. This decline is primarily the result of the maturity of higher rate certificates of deposit. Compared to the first nine months of last year, the average balance of higher rate certificates of deposit was up $57 million, while the average balance of money market and savings accounts, which typically have lower rates, were $29.1 million and $19.0 million higher, respectively.

The average balance of borrowings for the first nine months of 2004 was $24 million lower than a year ago. However, the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from downstream correspondent banks averaged $88.4 million less than the first nine months of last year. Long-term fixed borrowings averaged $35.7 million more, consisting of $15.1 million in subordinated notes and $20.6 million in fixed-rate Federal Home Loan Bank (FHLB) advances. This change in mix caused the overall cost of borrowings to increase by 88 basis points.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2004 and the same respective periods for 2003 as well as common ratios related to the allowance for loan losses.

                                             Three Months Ended September 30,               Nine Months Ended September 30,
                                           2004            2003           Change           2004           2003        Change
                                           ----            ----           ------           ----           ----        ------
Balance at beginning of period         $  6,032,246    $  4,796,329    $  1,235,917   $  5,975,587   $  4,493,583   $1,482,004
Allowances related to acquisitions                -         911,000        (911,000)                      911,000     (911,000)
Charge-offs                                (260,628)       (110,465)       (150,163)      (728,080)      (271,146)    (456,934)
Recoveries                                   43,263          32,511          10,752        117,374        120,938       (3,564)
                                       ------------    ------------    ------------   ------------   ------------   ----------
Net charge-offs                            (217,365)        (77,954)       (139,411)      (610,706)      (150,208)    (460,498)
Provision charged to operations             325,000         250,000          75,000        775,000        625,000      150,000
                                       ------------    ------------    ------------   ------------   ------------   ----------
Balance at end of period               $  6,139,881    $  5,879,375    $    260,506   $  6,139,881   $  5,879,375   $  260,506
                                       ============    ============    ============   ============   ============   ==========

Average loans outstanding              $656,842,839    $566,139,731                   $628,120,475   $513,834,406

Ratio of net charge-offs during the
  period to average loans outstanding          0.03%           0.01%                          0.10%          0.03%
Ratio of allowance for loan losses
  to average loans outstanding                 0.93%           1.04%                          0.98%          1.14%

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

                                                          Three Months Ended September 30,
                                                  2004           2003          Change       Change-%
                                                  ----           ----          ------       --------
Noninterest income
   Service charges on deposit accounts         $ 1,339,223   $ 1,305,158    $    34,065        2.61%
   Trust services                                  157,000       132,000         25,000       18.94%
   Investment advisory fees                        711,166             -        711,166           -
   Increase in cash value of bank - owned
      life insurance                               213,072       222,833         (9,761)      -4.38
   Other:
      Letter of credit fees                         37,475        40,704         (3,229)      -7.93
      VISA/Mastercard income                        42,987        39,321          3,666        9.32%
      Gain on sale of real estate loans             36,373       224,618       (188,245)     -83.81
      Safe deposit box rent                         33,363        38,558         (5,195)     -13.47
      All other                                    184,761       202,450        (17,689)      -8.74
                                               -----------   -----------    -----------    --------
      Total other                                  334,959       545,651       (210,692)     -38.61
                                               -----------   -----------    -----------    --------
   Gain (loss) on sale of securities                 1,975       (48,626)        50,601     -104.06
                                               -----------   -----------    -----------    --------
      Total noninterest income                 $ 2,757,395   $ 2,157,016    $   600,379       27.83%
                                               ===========   ===========    ===========    ========

                                                           Nine Months Ended September 30,
                                                  2004           2003          Change       Change-%
                                                  ----           ----          ------       --------
Noninterest income
   Service charges on deposit accounts         $ 3,759,792   $ 3,663,375    $    96,417        2.63%
   Trust services                                  415,500       386,000         29,500        7.64%
   Investment advisory fees                      1,900,187             -      1,900,187           -
   Increase in cash value of bank - owned
      life insurance                               658,037       414,180        243,857       58.88%
   Other:
      Letter of credit fees                        119,829        74,819         45,010       60.16%
      VISA/Mastercard income                       130,954       113,766         17,188       15.11%
      Gain on sale of real estate loans            115,150       309,377       (194,227)     -62.78
      Safe deposit box rent                        121,615       102,653         18,962       18.47%
      All other                                    554,935       589,320        (34,385)      -5.83
                                               -----------   -----------    -----------     -------
      Total other                                1,042,483     1,189,935       (147,452)     -12.39
                                               -----------   -----------    -----------     -------
   Gain (loss) on sale of securities               244,981       146,981         98,000       66.68%
                                               -----------   -----------    -----------     -------
      Total noninterest income                 $ 8,020,980   $ 5,800,471    $ 2,220,509       38.28%
                                               ===========   ===========    ===========     =======

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains or losses from the sale of investment securities held in the available for sale category. Investment advisory fees are fees earned by VMF Capital, which commenced operations on October 1, 2003. Bank-owned life insurance was purchased during the first and third quarters of 2003. Letter of credit fee variances are due to volume. The increase in VISA/MasterCard income is due to an increase in the number of merchant customers. The gain on the sale of real estate loans is lower this year because of a decline in the volume of sold loans due to rising mortgage rates. The year-to-date increase in safe deposit box rent is primarily attributable to the Iowa City offices.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown.

                                                             Three Months Ended September 30,
                                                     2004            2003         Change     Change-%
                                                     ----            ----         ------     --------
Noninterest expense:
    Salaries and employee benefits                $ 2,408,132    $ 1,954,613   $   453,519      23.20%
    Occupancy expenses                                494,033        378,899       115,134      30.39%
    Data processing expenses                          338,189        283,133        55,056      19.45%
    Other:
         Intangible amortization                       86,395         51,795        34,600      66.80%
         Supplies                                      65,074         49,363        15,711      31.83%
         Marketing                                     82,108         51,667        30,441      58.92%
         Business development                          26,089         30,980        (4,891)    -15.79%
         Charitable contributions                      39,600         46,546        (6,946)    -14.92%
         Professional fees                            126,724         59,933        66,791     111.44%
         Other real estate owned expense              (82,408)        43,706      (126,114)   -288.55%
         All other                                    574,502        442,672       131,830      29.78%
                                                  -----------    -----------   -----------   --------
         Total other                                  918,084        776,662       141,422      18.21%
                                                  -----------    -----------   -----------   --------
         Total noninterest expense                $ 4,158,438    $ 3,393,307   $   765,131      22.55%
                                                  ===========    ===========   ===========   ========

                                                             Nine Months Ended September 30,
                                                     2004            2003        Change      Change-%
                                                     ----            ----        ------      --------
Noninterest expense:
    Salaries and employee benefits                $ 7,297,535     $5,360,055    $1,937,480      36.15%
    Occupancy expenses                              1,499,206      1,102,022       397,184      36.04%
    Data processing expenses                        1,027,348        775,307       252,041      32.51%
    Other:
         Intangible amortization                      275,096         67,705       207,391     306.32%
         Supplies                                     196,397        130,831        65,566      50.12%
         Marketing                                    274,991        149,471       125,520      83.98%
         Business development                          93,291         59,139        34,152      57.75%
         Charitable contributions                     127,723        112,669        15,054      13.36%
         Professional fees                            400,285        218,657       181,628      83.07%
         Other real estate owned expense             (172,447)        46,993      (219,440)   -466.96%
         All other                                  1,685,414      1,154,732       530,682      45.96%
                                                  -----------     ----------    ----------   --------
         Total other                                2,880,750      1,940,197       940,553      48.48%
                                                  -----------     ----------    ----------   --------
         Total noninterest expense                $12,704,839     $9,177,581    $3,527,258      38.43%
                                                  ===========     ==========    ==========   ========

The increase in salaries and benefits includes compensation related expenses for the employees associated with the acquisitions in the last half of 2003. Occupancy expenses likewise were higher this year due to four additional locations: two banking locations in Iowa City and two VMF Capital offices. The increase in intangible asset amortization relates to the 2003 acquisitions. Supplies are higher because of the acquisitions and the implementation of a new corporate logo. Marketing expenses increased as the result of an increased focus on direct mail campaigns, market research and implementation of the new corporate logo. The increase in business development costs is mostly attributable to VMF Capital. Charitable contributions are higher because of the timing of certain payments. The increase in professional fees were the result of additional legal and accounting services associated with complying with the Sarbanes-Oxley Act of 2002 and the decision to outsource the Company's internal audit services. Other real estate owned expense has declined as a result of selling several other real estate properties at gains.

Income Tax Expense

The Company incurred income tax expense of $7,094,000 for the nine months ended September 30, 2004 compared to $6,974,000 for the nine months ended September 30, 2003. The effective income tax rate as a percent of income before taxes for the three and nine months ended September 30, 2004 was 34.1 percent and 34.2 percent, compared to 35.0 percent and 35.2 percent, respectively, for the same periods last year. The effective income tax rate is slightly lower in 2004 because of a higher level of income that is exempt from Federal income taxes.

FINANCIAL CONDITION

Total assets as of September 30, 2004 were $1,145,243,000, up from $1,000,612,000 at December 31, 2003. The increase is primarily due to loan growth and an increase in the investment securities portfolio.

Investment Securities

Investment securities available for sale increased $92,907,000 from December 31, 2003 to $271,216,000. Since December 31, 2003, investment securities classified as held to maturity declined $16,922,000 to $74,484,000 as of September 30, 2004 due to maturities and calls. The increase in the available for sale category was accomplished to allow for increased liquidity and flexibility.

Loans and Nonperforming Assets

Loans outstanding increased $78,397,000 from December 31, 2003 to September 30, 2004. The increase was primarily attributable to growth in commercial real estate, construction and commercial loans.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

                                                  September 30, 2004    December 31, 2003      Change
                                                  ------------------    -----------------    ---------
Nonaccrual loans                                  $              919    $           1,668    $    (749)
Loans past due 90 days and still
 accruing interest                                               132                  125            7
                                                  ------------------    -----------------    ---------
Total non-performing loans                                     1,051                1,793         (742)
Other real estate owned                                          195                  441         (246)
                                                  ------------------    -----------------    ---------
Total non-performing assets                       $            1,246    $           2,234    $    (988)
                                                  ==================    =================    =========
Non-performing assets to total loans                            0.18%                0.37%      - 0.19%
Non-performing assets to total assets                           0.11%                0.22%      - 0.11%

The decrease in nonaccrual loans was due to the pay-off of a commercial real estate loan with a balance of approximately $900,000. All principal and earned interest was collected. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest.

Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and the Related Allowance for Loan Losses".

Deposits

Total deposits as of September 30, 2004 were $793,145,000 compared with $705,074,000 as of December 31, 2003. Most of the increase was in certificates of deposit in excess of $100,000, which were $183,752,000 at September 30, 2004, up $120,289,000 from December 31, 2003. The increase was primarily in public fund certificates of deposit, $100,000 and over.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $44,226,000 at September 30, 2004, down from $85,443,000 at December 31, 2003. Most of this decrease relates to federal funds purchased, which are federal funds sold to West Bank by approximately 25 banks throughout Iowa. This is a correspondent bank service provided by West Bank. Federal funds sold to West Bank by these downstream correspondent banks are invested in federal funds sold to upstream correspondent banks or other short-term investments. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes and short-term FHLB borrowings at September 30, 2004 and December 31, 2003. The increase in this category offsets the decline in federal funds purchased.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet the requirements of depositors and borrowers, all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $67,912,000 as of September 30, 2004, compared with $82,074,000 as of December 31, 2003. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. In addition, the Bank maintains lines of credit with correspondent banks totaling $80 million that would allow it to borrow Federal funds on a short-term basis, if necessary, and has additional borrowing capacity of approximately $50 million at the Federal Home Loan Bank. The Company also has a $5 million unsecured line of credit through a large regional correspondent bank. The interest rate is variable and tied to LIBOR. To date, the line has not been used. Management believes the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at September 30, 2004 to meet the needs of borrowers and depositors.

The Company's total stockholders' equity increased to $96,029,000 at September 30, 2004, from $92,896,000 at December 31, 2003. Total stockholders' equity was
8.4 percent of total assets as of September 30, 2004 and 9.3 percent on December 31, 2003. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

In April 2004, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. Since the authorization, 161,312 shares at a cost of $2,360,235 have been purchased. These purchases took place in the second quarter.

The table below shows the various measures of regulatory capital and related ratios.

Regulatory capital:

                                                       September 30, 2004   December 31, 2003
                                                       ------------------   -----------------
Total shareholders' equity                               $  96,029,415       $  92,896,344
Less: net unrealized (gains) losses on
  available for sale securities                               (784,658)         (1,099,573)
Less: net unrealized loss on
  available for sale equity securities                         (27,084)             (3,500)
Less: intangible assets                                    (16,644,392)        (16,900,487)
Plus: subordinated notes/trust preferred securities         20,000,000          20,000,000
                                                         -------------       -------------
Tier 1 capital                                              98,573,281          94,892,784
Plus: allowance for loan losses                              6,139,881           5,975,587
                                                         -------------       -------------
Total risk-based capital                                 $ 104,713,162       $ 100,868,371
                                                         =============       =============

                                                            Regulatory
                                                        requirements to be:                  Actual Regulatory
                                                   Adequately         Well-                Capital Ratios as of:
                                                   Capitalized     Capitalized     September 30, 2004    December 31, 2003
                                                   -----------     -----------     ------------------    -----------------
Total risk-based capital
  as % of risk-weighted assets                         8.0%            10.0%             12.1%                   13.1%
Tier 1 capital as % of risk-weighted assets            4.0%             6.0%             11.4%                   12.3%
Tier 1 capital as % average assets                     4.0%             5.0%              9.4%                    9.6%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table show that, as of September 30, 2004 and December 31, 2003, the Company met all capital adequacy requirements to which it is subject. As of those same dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 4, 2004 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2003. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2004 changed when compared to 2003.

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

Item 2. Change in Securities and Use of Proceeds

There were no purchases during the third quarter of 2004 of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 15, 2004. On a year-to-date basis 161,312 shares have been repurchased at a total cost of $2,360,235.

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

(b) Reports on Form 8-K: During the three months ended September 30, 2004, the Company filed a Form 8-K on July 15, 2004 which contained a press release announcing a 5% common stock dividend and a quarterly dividend, a Form 8-K on July 19, 2004 which contained a press release announcing corrected record and payment dates for the 5% common stock dividend and the quarterly dividend, and a Form 8-K on July 19, 2004 which contained a press release announcing earnings for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
-------------------------
(Registrant)

November 4, 2004            By: /s/ Thomas E. Stanberry
----------------                -----------------------
Dated                       Thomas E. Stanberry
                            Chairman, President and Chief Executive Officer

November 4, 2004            By: /s/ Douglas R. Gulling
----------------                ----------------------
Dated                       Douglas R. Gulling
                            Executive Vice President and Chief Financial Officer
                             (Principal Accounting Officer)

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