Form 10-K
period 2004-12-31
WEST BANCORPORATION INC
filed 2005-03-03
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2004

                                       or

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from____________ to ______________

Commission file number 0-49677

                            WEST BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               IOWA                                     42-1230603
               ----                                     ----------
      (State of incorporation               (I.R.S. Employer Identification No.)
        or organization)

1601 22nd STREET, WEST DES MOINES, IOWA                                50266
-----------------------------------------                              -----
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was $258,426,871.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date, February 7, 2005.

                  16,701,843 shares Common Stock, no par value

                       DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 2004 calendar year is incorporated by reference into Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 2004, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                TABLE OF CONTENTS

                                                                                  PAGE


                                     PART I

ITEM 1.   BUSINESS..............................................................    4

ITEM 2.   PROPERTIES............................................................   11

ITEM 3.   LEGAL PROCEEDINGS.....................................................   12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   12

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND ISSUER PURCHASERS OF EQUITY SECURITIES............................   12

ITEM 6.   SELECTED FINANCIAL DATA...............................................   12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................................   12

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...........................................................   13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................   13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE................................   13

ITEM 9A.  CONTROLS AND PROCEDURES...............................................   13

ITEM 9B   OTHER INFORMATION.....................................................   13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................   13

ITEM 11.  EXECUTIVE COMPENSATION................................................   16

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.......................................   16

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................   16

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES................................   16

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............................   17

                                     PART I

ITEM 1. BUSINESS

GENERAL

West Bancorporation, Inc. (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100 percent of the stock of one state banking subsidiary and one registered investment advisory firm, as described below. All of the Company's banking operations are conducted in the State of Iowa and primarily within the Des Moines and Iowa City, Iowa metropolitan areas. The Company's registered investment advisory firm's operations are conducted primarily in the Des Moines and Cedar Rapids, Iowa metropolitan areas, but it also has clients throughout the United States. The Company does not engage in any material business activities apart from its ownership of its banking and investment advisory subsidiaries. The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266 and its telephone number is (515) 222-2300. The Company's web site address is www.westbankiowa.com.

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

The Company's investment advisory subsidiary, WB Capital Management Inc., was formed on October 1, 2003. At that time, WB Capital Management Inc. purchased the assets of VMF Capital, L.L.C., a registered investment advisor. The subsidiary is operating as VMF Capital.

BANKING SUBSIDIARY

West Bank, West Des Moines, Iowa. West Bank is a state chartered commercial bank insured by the Federal Deposit Insurance Corporation ("FDIC"). It was organized in 1893 as First Valley Junction Savings Bank. The name was changed to West Des Moines State Bank in 1938. The Bank became a wholly owned subsidiary of the Company in 1984 through a bank holding company organization whereby the bank's controlling interest was transferred to West Bancorporation, Inc. On July 18, 2003, the Bank purchased the assets and assumed certain liabilities of Hawkeye State Bank in Iowa City, Iowa. Assets acquired in this transaction totaled approximately $129 million at two offices in Iowa City. In the fall of 2003, the name of the bank was shortened from West Des Moines State Bank to West Bank. In December 2004, the bank opened an additional office in Coralville, which is in the Iowa City metropolitan area. West Bank provides full-service banking to businesses and residents primarily in the Des Moines and Iowa City metropolitan areas as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations and who emphasize long-term customer relationships. West Bank conducts business out of eight full-service offices within the Des Moines metropolitan area and three full-service offices in the Iowa City metropolitan area.

As of December 31, 2004, West Bank had capital of $89,427,000. West Bank had net income of $18,908,000 in 2004, $17,783,000 in 2003 and $16,516,000 in 2002.
Total assets as of December 31, 2004, 2003 and 2002 were $1,139,372,000,
$997,097,000 and $886,103,000, respectively.

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

As of December 31, 2004, VMF Capital had approximately $775 million in assets under management. For the year ended December 31, 2004 net income was $55,500 and for the three-month period ended December 31, 2003, it had a net loss of $82,000.

BUSINESS STRATEGY AND OPERATIONS

The Company is a bank holding company serving primarily the Des Moines and Iowa City metropolitan areas. As previously discussed, during 2003, the Bank grew through the acquisition of two offices in Iowa City. In 2004, growth was from expanding existing relationships and from new customer relationships and opening a new office late in the year. The business strategy is to emphasize strong personal and business relationships to provide products and services that meet the needs of its customers. The Company seeks to maintain a strong return on equity and net income. To accomplish these goals, West Bank focuses on small to medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals. The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals.

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

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, modular homes, boats and education. These loans are made on both a secured and an unsecured basis. The types of loans that West Bank offers include automobiles and trucks, boats and recreational vehicles, personal loans and lines of credit, home equity lines of credit, home improvement and rehabilitation loans, credit card services and residential real estate loans.

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

Commercial Real Estate Loans - Commercial real estate loans are normally based on loan-to-appraisal value ratios of not more than 75 percent and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than seven years from origination with the Bank's loan policy having a maximum amortization period of 30 years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Bank's collateral interests. A major risk factor for commercial real estate loans, as well as the other loan types described below, is the geographic concentration in the Des Moines and Iowa City metropolitan areas. Loans are generally guaranteed by the principal(s).

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

Commercial Term Loans - These loans are made to businesses to finance equipment and other capital expenditures. Terms are generally the lesser of seven years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value is generally a maximum of 75 percent of the cost or value of the assets. Loans are normally guaranteed by the principal(s).

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

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Bank during the past year have been sold (including servicing rights) in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios do not exceed 80 percent. Property insurance is required on all loans to protect the Bank's collateral position.

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

Consumer Loans - Consumer loans are normally made to consumers under the following guidelines: automobiles - loans on new and used automobiles generally will not exceed 80 and 75 percent of the value, respectively; recreational vehicles and boats - 75 percent of value; modular home loans have a maximum term of 180 months with the loan-to-value ratio generally not exceeding 80 percent. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Bank's collateral position. The term for unsecured loans generally does not exceed 24 months.

EMPLOYEES

At December 31, 2004, the Bank had a total of 128 full-time equivalent employees, VMF Capital had 16 employees and the Company had 1 employee. Full-time equivalents represent the number of people a business would employ if all of its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term disability coverage, and a profit sharing plan with both 401(k) and employee stock ownership features. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

MARKET AREA

The Company operates one commercial bank with eight locations throughout the Des Moines, Iowa metropolitan area and three locations in the Iowa City, Iowa metropolitan area. West Bank's primary business includes providing business and retail banking services and lending.

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

The Company also operates one investment advisory subsidiary, VMF Capital with offices in Clive and Cedar Rapids, Iowa. VMF Capital has customers throughout Iowa and the United States.

COMPETITION

The geographic market area served by West Bank is highly competitive with respect to both loans and deposits. The Bank competes principally with other commercial banks, savings and loans associations, credit unions, mortgage companies, finance divisions of auto companies, and other service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include Bankers Trust Company, NA, a local banking organization; regional banks: Regions Bank (formerly Union Planters Bank, NA) and Commercial Federal Bank; and several nationwide banks: Wells Fargo Bank, Bank of America and U.S. Bank, NA. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services, which are not offered directly by West Bank, but that may be offered through correspondent banking institutions. These larger banking organizations have much higher legal lending limits than West Bank and thus are better able to finance large regional, national and global commercial customers.

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

Pursuant to the FDIC's Summary of Deposits, as of June 30, 2004, there were 29 other banks and savings and loan associations within Polk County, Iowa, where eight of the Bank's offices are located. West Bank ranked 4th based on total deposits of all offices in Polk County. As of June 30, 2004, there were 13 other banks and savings and loan associations within Johnson County, Iowa, where the three offices are located. West Bank, ranked 4th based on total deposits of all offices in Johnson County. For the entire state, West Bank, ranked 8th in terms of deposit size.

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

The Company anticipates bank competition will continue to change significantly over the next several years as more banks, including the major regionals and nationals, continue to consolidate. Smaller community banks move their charters or open branches in larger metropolitan areas in an attempt to capture market share in a more diverse and growing economic environment. Credit unions, because of their income tax advantage, will continue to show substantial growth.

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

Non-Banking Activities. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or bank holding company unless the Federal Reserve finds the company's business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. The Company obtained approval of the Federal Reserve to form VMF Capital in 2003. A bank holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten (10) business days after the activity has commenced.

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

West Bank, as a state chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits. Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, the bank would be undercapitalized. As of December 31, 2004, approximately $1,600,000 was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally reserves of 3 percent must be maintained against total transaction accounts of $47,600,000 or less (subject to an exemption not in excess of the first $7,000,000 of transaction accounts). A reserve of $1,218,000 plus 10 percent of amounts in excess of $47,600,000 must be maintained in the event total transaction accounts exceed $47,600,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.

Bank Offices. Iowa laws regulating the establishment of bank offices were changed in 2004 to provide the Company with more flexibility in establishing additional offices of West Bank. Until July 1, 2004, in addition to three offices which were permitted to be established anywhere in the state, a bank could only establish a bank office inside the boundaries of the county in which the principal place of business of the state bank was located and those counties contiguous to or cornering upon such county. The number of offices a state bank could establish in a particular municipality or urban complex could also have been limited depending upon the population. Effective July 1, 2004, the geographical restrictions on bank office locations were repealed. Also effective July 1, 2004, Iowa law restricting the ability of a bank to establish a de novo office within the limits of a municipal corporation where there was already an established state or national bank or bank office was repealed.

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

Regulatory Developments

In 1999, the Financial Services Modernization Act was enacted which: (1) repealed historical restrictions on preventing banks from affiliating with securities firms; (2) broadened the activities that may be conducted by bank subsidiaries of holding companies; and (3) provided an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation, although the impact of this legislation on the Company and West Bank is unknown.

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

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of West Bank located at 1601 22nd Street in West Des Moines, Iowa. The space is leased and consists of approximately 1,700 square feet with annual rent of $21,000. West Bank's main office is also located in the leased facility at 1601 22nd Street in West Des Moines. The Bank rents approximately 16,800 square feet and pays annual rent of $364,000 for a full-service banking location that includes drive-in facilities and one automated teller machine. The bank also leases buildings and space for six other locations located within the Des Moines metropolitan area and one location in the Iowa City metropolitan area. These offices are full-service banking locations with five of these offices having drive-in facilities and all six locations have automated teller machines. Annual lease payments for these seven offices total approximately $441,000. The Bank owns one other full-service banking location in Des Moines and two full service banking locations in Iowa City. These locations also include drive-in facilities and automatic teller machines.

VMF Capital has leased offices in Clive and Cedar Rapids, Iowa. Annual lease payments for these offices totaled $103,400 for the year ended December 31, 2004.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

The information appearing on page 59 of the Corporation's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were 332 holders of record of the Company's no par value common stock as of February 7, 2005, and an estimated 850 additional beneficial holders whose stock was held in street name by brokerage houses. The closing price of the Company's common stock was $18.10 on February 7, 2005.

In April 2004, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. Since the authorization, 161,312 shares have been purchased at a cost of $2,360,235. All purchases took place in the second quarter of 2004.

On July 14, 2004, the Board of Directors of the Company declared a five (5) percent common stock dividend which was paid on August 2, 2004 to shareholders of record on July 26, 2004. Fractional shares resulting from the stock dividend were paid in cash.

The Company increased dividends to common shareholders in 2004 to $.625 per share, a 2.5 percent increase over $.610 for 2003 (adjusted for the 5 percent common stock dividend). Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company. It is anticipated the Company will continue to pay dividends on a regular basis in the future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 4 through 25 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 22 through 24 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 26 through 58 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

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

Management's annual report on internal control over financial reporting appears on page 29 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

The attestation report of the Company's registered public accounting firm on management's assessment of the Company's internal control over financial reporting appears on pages 27 and 28 of the Company's Appendix to the Proxy Statement. The Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The registrant has no information to be disclosed under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth summary information about the directors and executive officers of the Company and certain executive officers of West Bank and WB Capital Management Inc.

                                                        Position with Company,
Name                                   Age       West Bank or WB Capital Management Inc.
----                                   ---    ------------------------------------------
Frank W. Berlin                        59     Director of Company and Bank
Steven G. Chapman                      53     Director of Company and Bank
Michael A. Coppola                     48     Director of Company and Bank
Orville E. Crowley                     78     Director of Company
George D. Milligan                     48     Nominee for Director of Company and Director of Bank
David R. Milligan                      57     Director of Company; Vice Chairman of Bank
Robert G. Pulver                       57     Director of Company and Bank
Thomas E. Stanberry                    50     Chairman, President and Chief Executive Officer
                                                of Company; Chairman and Chief Executive Officer
                                                of Bank; Chairman of WB Capital Management Inc.
Jack G. Wahlig                         72     Director of Company and Bank
Connie Wimer                           72     Director of Company and Bank
Joyce A. Chapman                       60     Vice President and Treasurer of Company;
                                                Director and Executive Vice President of Bank;
                                                Director of WB Capital Management Inc.
Scott D. Eltjes                        39     Director and Head of WB Capital Management Inc.
Douglas R. Gulling                     51     Executive Vice President and Chief Financial Officer
                                                of Company; Chief Financial Officer of Bank; Director
                                                and Treasurer of WB Capital Management Inc.
Sharen K. Surber                       60     Executive Vice President of Bank
Brad L. Winterbottom                   48     Director and President of Bank; Director of WB
                                                   Capital Management Inc.

During 2004, and until the Annual Shareholders' Meeting on April 12, 2005, the Board of Directors was and will be comprised of nine (9) members. One director, David R. Milligan has informed the Company's Nominating and Corporate Governance Committee of the Board of Directors of his intention not to stand for re-election. Mr. Milligan did not cite any disagreement with the Company in announcing his intention not to stand for re-election. He will remain with West Bank on a part time basis as Vice Chairman. George D. Milligan (no relation to David R. Milligan), a current director of West Bank has been nominated to become a member of the Board of Directors. Subsequent to the annual meeting, the majority of the Board which will continue to be "independent" pursuant to NASD Rule 4350(c)(1). Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death or incapacitation. The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy. The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company. An executive officer may be removed by the Board of Directors whenever in its judgment the best interest of the Company will be served thereby.

The principal occupation or business and experience of the directors, nominee for director and executive officers of the Company and certain executive officers of West Bank and WB Capital Management Inc. for the past five years are set forth below:

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

DAVID R. MILLIGAN is vice chairman of the Bank. He retired as executive vice president of the Company, as chairman and chief executive officer of the Bank and as a director of VMF Capital as of December 31, 2004. Mr. Milligan has been a director of the Company since 2002 and of the Bank since 2000. He started with the Bank in 1980.

GEORGE D. MILLIGAN is president of The Graham Group, Inc., a Des Moines, Iowa based real estate development and investment company. He has served as a director of the Bank since 1994.

ROBERT G. PULVER is president of All State Industries, Inc. an industrial rubber products manufacturer. He has been a director of the Company since 1984 and the Bank since 1981.

THOMAS E. STANBERRY joined the Company in March 2003 as chairman, president and chief executive officer of the Company. Effective January 1, 2005, he became chairman and chief executive officer of the Bank. He has been a director of the Bank since May 2003 and of VMF Capital since October 2003. From 1989 until February 2003, Mr. Stanberry served in a variety of capacities for U.S. Bancorp Piper Jaffray, most recently as a Managing Director in its Fixed Income Capital Markets division.

JACK G. WAHLIG is president of Integrus Financial, L.C. He is a retired partner from the certified public accounting firm, McGladrey & Pullen, LLP. Mr. Wahlig has been a director of the Company since 2001 and the Bank since 1997.

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

SCOTT D. ELTJES was named a member of the Company's executive management team and head of VMF Capital effective January 6, 2005. He has been a managing director of VMF Capital since October 2003. From May 1999 until October 2003, he was a managing partner of VMF Capital L.L.C., from which the Company purchased certain assets and liabilities to form WB Capital Management Inc. (d/b/a VMF Capital).

DOUGLAS R. GULLING joined the Company in November 2001 as chief financial officer and was elected chief financial officer of the Bank in February 2002. He has been a director and treasurer of VMF Capital since October 2003. He was elected executive vice president of the Company in April 2004. From 1996 until 2001, Mr. Gulling served as senior vice president and corporate controller of Brenton Bank in Des Moines, Iowa.

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

Identification of Audit Committee and Audit Committee Financial Expert

The information for this matter as required pursuant to Item 401 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 4, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 401 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 13, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information for this matter as required pursuant to Item 405 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 6, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of conduct which applies to all directors, officers and employees, including the chairman, president and chief executive officer, the executive vice president and chief financial officer and the controller. A copy of the code of conduct as updated is filed as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 5 and pages 7 through 10, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found in the Company's definitive Proxy Statement at pages 5 through 6, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this matter as required pursuant to Item 404 of Regulation S-K can be found in the Company's definitive Proxy Statement at page 9, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found in the Company's definitive Proxy Statement at pages 11 through 12, which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 2004, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

    (a) 1. Financial Statements

           See the financial statements on pages 26 through 58 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated herein by reference.

        2. Financial Statement Schedules
           All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

        3. Exhibits (not covered by independent registered public accounting firms'report).

               3.1  Restated Articles of Incorporation of the Company(1)

               3.2  By-laws of the Company(1)

              10.1  Lease for Main Bank Facility(1)

              10.2  Supplemental Agreement to Lease for Main Bank Facility(1)

              10.3  Short-term Lease related to Main Bank Facility(1)

              10.4  Assignment(1)

              10.5  Lease Modification Agreement No. 1 for Main Bank Facility(1)

              10.6  Memorandum of Real Estate Contract(1)

              10.7  Affidavit(1)

              10.8  Addendum to Lease for Main Bank Facility(1)

              10.9  Data Processing Contract(1)

              10.10 Employment Contract(1)

              10.11 Consulting Contract(1)

              10.12 Data Processing Contract Amendment(2)

              10.13 Purchase and Assumption Agreement between West Des Moines
                    State Bank and Hawkeye State Bank(3)

              10.14 Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)

              10.15 The Employee Savings and Stock Ownership Plan, as amended(5)

              10.16 Amendment to Lease Agreement

              10.17 Employment Agreement

              13 The Appendix to the Proxy Statement for West Bancorporation, Inc. for the 2004 calendar year(6)

              14    Code of Conduct

              21    Subsidiaries

              31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

              31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

              32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

              (1) Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

              (2) Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

              (3) Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 15, 2003.

              (4) Incorporated herein by reference to the related exhibit filed with the Form 10-K on February 26, 2004.

              (5) Incorporated herein by reference to the related exhibit filed with the Form S-8 on October 29, 2004.

              (6) Incorporated herein by reference to the definitive proxy statement 14A which will be filed on or about March 10, 2005.

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

WEST BANCORPORATION, INC.
(Registrant)

March 3, 2005                By: /s/ Thomas E. Stanberry
                                 -----------------------
                                 Thomas E. Stanberry
                                 Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2005                By: /s/ Thomas E. Stanberry
                                 -----------------------
                                 Thomas E. Stanberry
                                 Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 3, 2005                By: /s/ Douglas R. Gulling
                                 ----------------------
                                 Douglas R. Gulling
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Principal Accounting Officer)

BOARD OF DIRECTORS

March 3, 2005                By: /s/ Frank W. Berlin
                                 -------------------
                                 Frank W. Berlin

March 3, 2005                By: /s/ Steven G. Chapman
                                 ---------------------
                                 Steven G. Chapman

March 3, 2005                By: /s/ Michael A. Coppola
                                 ----------------------
                                 Michael A. Coppola

March 3, 2005                By: /s/ Orville E. Crowley
                                 ----------------------
                                 Orville E. Crowley

March 3, 2005                By: /s/ David R. Milligan
                                 ---------------------
                                 David R. Milligan

March 3, 2005                By: /s/ Robert G. Pulver
                                 --------------------
                                 Robert G. Pulver

March 3, 2005                By: /s/ Jack G. Wahlig
                                 ------------------
                                 Jack G. Wahlig

March 3, 2005                By: /s/ Connie Wimer
                                 ----------------
                                 Connie Wimer

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.                                                   Description
-----------       --------------------------------------------------------------------------------------------
   10.16          Amendment to Lease Agreement
   10.17          Employment Agreement
   14             Code of Conduct
   21             Subsidiaries
   31.1           Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002
   31.2           Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002
   32.1           Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
   32.2           Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002