Form 10-Q
period 2005-03-31
WEST BANCORPORATION INC
filed 2005-05-06
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED                             COMMISSION FILE NUMBER
     March 31, 2005                                    0-49677

                            WEST BANCORPORATION, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

          IOWA                                         42-1230603
          ----                                         ----------
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

                                Yes [X]  No [ ]

As of May 5, 2005, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                            March 31,            December 31,
                                                                                              2005                  2004
                                                                                              ----                  ----
Assets

Cash and due from banks                                                                  $    30,326,480       $    18,686,360
Federal funds sold and other short-term investments                                           25,839,422            11,193,099
                                                                                         ---------------       ---------------
   Cash and cash equivalents                                                                  56,165,902            29,879,459
                                                                                         ---------------       ---------------
Securities available for sale                                                                259,663,890           281,110,020
Securities held to maturity (approximate market value of $53,272,000
   and $60,141,000 at March 31, 2005 and December 31, 2004, respectively)                     52,801,650            59,419,549
Federal Home Loan Bank stock, at cost                                                          6,942,000             6,522,800
                                                                                         ---------------       ---------------
   Total securities                                                                          319,407,540           347,052,369
                                                                                         ---------------       ---------------
Loans                                                                                        741,832,299           725,845,003
   Allowance for loan losses                                                                  (6,901,667)           (6,526,824)
                                                                                         ---------------       ---------------
   Loans, net                                                                                734,930,632           719,318,179
                                                                                         ---------------       ---------------
Premises and equipment, net                                                                    4,459,512             4,309,597
Accrued interest receivable                                                                    7,404,111             6,505,047
Goodwill and other intangible assets                                                          16,477,023            16,561,810
Bank-owned life insurance                                                                     21,462,408            21,256,138
Other assets                                                                                   5,088,334             3,551,911
                                                                                         ---------------       ---------------
   Total assets                                                                          $ 1,165,395,462       $ 1,148,434,510
                                                                                         ===============       ===============

Liabilities and Stockholders' Equity

Liabilities

Deposits:
   Noninterest bearing demand                                                            $   195,218,080       $   186,710,245
   Savings and interest bearing demand                                                       359,743,182           422,560,048
   Time, in excess of $100,000                                                               250,103,360           193,716,248
   Other time                                                                                 65,156,605            62,945,833
                                                                                         ---------------       ---------------
   Total deposits                                                                            870,221,227           865,932,374

Federal funds purchased and securities sold under agreements to repurchase                    99,764,469            74,543,033
Other short-term borrowings                                                                    1,598,886             4,668,451
Accrued expenses and other liabilities                                                         5,660,426             3,777,903
Subordinated notes                                                                            20,619,000            20,619,000
Federal Home Loan Bank advances and other long-term borrowings                                69,797,521            81,273,773
                                                                                         ---------------       ---------------
   Total liabilities                                                                       1,067,661,529         1,050,814,534
                                                                                         ---------------       ---------------
Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares; shares issued
   and outstanding: 2005 and 2004, 16,701,843                                                  3,000,000             3,000,000
Additional paid-in capital                                                                    32,000,000            32,000,000
Retained earnings                                                                             64,735,232            62,565,046
Accumulated other comprehensive income (loss)                                                 (2,001,299)               54,930
                                                                                         ---------------       ---------------
   Total stockholders' equity                                                                 97,733,933            97,619,976
                                                                                         ---------------       ---------------
   Total liabilities and stockholders' equity                                            $ 1,165,395,462       $ 1,148,434,510
                                                                                         ===============       ===============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                                Three Months Ended March 31,
                                                                                   2005             2004
                                                                                   ----             ----
Interest income:
   Loans                                                                       $ 10,885,057      $ 8,747,150
   Securities:
     U.S Treasury, government agencies and corporations                           1,931,141        1,287,877
     States and political subdivisions                                              958,094          461,397
     Other                                                                          544,552          748,980
   Federal funds sold and other short-term investments                              138,400          187,747
                                                                               ------------      -----------
        Total interest income                                                    14,457,244       11,433,151
                                                                               ------------      -----------
Interest expense:
   Demand deposits                                                                   26,762           19,622
   Savings deposits                                                               1,119,839          728,718
   Time deposits                                                                  1,581,277          595,166
   Federal funds purchased and securities sold under
     agreements to repurchase                                                       424,951          195,834
   Other short-term borrowings                                                      465,418           24,798
   Subordinated notes                                                               362,877          366,872
   Long-term borrowings                                                             879,518          929,288
                                                                               ------------      -----------
        Total interest expense                                                    4,860,642        2,860,298
                                                                               ------------      -----------
        Net interest income                                                       9,596,602        8,572,853
Provision for loan losses                                                           375,000          225,000
                                                                               ------------      -----------
        Net interest income after provision for loan losses                       9,221,602        8,347,853
                                                                               ------------      -----------
Noninterest income:
   Service charges on deposit accounts                                            1,042,554        1,147,097
   Trust services                                                                   140,000          126,000
   Investment advisory fees                                                         750,237          566,825
   Increase in cash value of bank-owned life insurance                              206,270          223,226
   Net realized gains (losses) from sales of securities
     available for sale                                                              (1,189)               -
   Other income                                                                     388,834          372,978
                                                                               ------------      -----------
        Total noninterest income                                                  2,526,706        2,436,126
                                                                               ------------      -----------

Noninterest expense:
   Salaries and employee benefits                                                 2,578,320        2,463,671
   Occupancy                                                                        589,649          511,063
   Data processing                                                                  327,712          337,011
   Other expenses                                                                 1,093,969          983,782
                                                                               ------------      -----------
        Total noninterest expense                                                 4,589,650        4,295,527
                                                                               ------------      -----------
        Income before income taxes                                                7,158,658        6,488,452
Income taxes                                                                      2,316,177        2,226,485
                                                                               ------------      -----------
        Net income                                                             $  4,842,481      $ 4,261,967
                                                                               ============      ===========
Earnings per share, basic and fully diluted                                    $       0.29      $      0.25
                                                                               ============      ===========
Cash dividends per share                                                       $      0.160      $     0.152
                                                                               ============      ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                         Three Months Ended March 31,
                                                            2005              2004
                                                            ----              ----
Common stock:
   Beginning of year balance                            $  3,000,000      $  3,000,000
                                                        ------------      ------------
   End of period balance                                   3,000,000         3,000,000
                                                        ------------      ------------
Additional paid-in capital:
   Beginning of year balance                              32,000,000        32,000,000
                                                        ------------      ------------
   End of period balance                                  32,000,000        32,000,000
                                                        ------------      ------------
Retained earnings:
   Beginning of year balance                              62,565,046        56,796,771
   Net income                                              4,842,481         4,261,967
   Dividends on common stock; per share amounts
        2005 $0.16; 2004 $0.152                           (2,672,295)       (2,569,643)
                                                        ------------      ------------
   End of period balance                                  64,735,232        58,489,095
                                                        ------------      ------------
Accumulated other comprehensive income (loss):
   Beginning of year balance                                  54,930         1,099,573
   Unrealized gain (loss) on securities, net of tax       (2,056,229)          349,632
                                                        ------------      ------------
   End of period balance                                  (2,001,299)        1,449,205
                                                        ------------      ------------
Total stockholders' equity                              $ 97,733,933      $ 94,938,300
                                                        ============      ============

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                   Three Months Ended March 31,
                                                                      2005             2004
                                                                      ----             ----
Net income                                                         $ 4,842,481      $ 4,261,967
Other comprehensive income (loss), unrealized gains
   (losses) on securities, net of reclassification adjustment,
   net of tax                                                       (2,056,229)         349,632
                                                                   -----------      -----------
Comprehensive income                                               $ 2,786,252      $ 4,611,599
                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                      2005              2004
                                                                                      ----              ----
Cash Flows from Operating Activities
   Net income                                                                      $  4,842,481      $  4,261,967
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                          375,000           225,000
     Net amortization and accretion                                                     347,818           564,796
     Loss on disposition of fixed assets                                                    634                 -
     Net (gains) losses from sales of securities available for sale
        and loans held for sale                                                         (62,981)          (43,544)
     Proceeds from sales of loans held for sale                                       3,753,456         3,141,998
     Originations of loans held for sale                                             (4,835,886)       (3,465,204)
     Depreciation                                                                       119,151            83,097
     Deferred income taxes                                                              (97,396)          371,629
     Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable                             (899,064)          202,615
        Increase in accrued expenses and other liabilities                            1,882,523         1,052,248
                                                                                   ------------      ------------
          Net cash provided by operating activites                                    5,425,736         6,394,602
                                                                                   ------------      ------------

Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities of securities available for sale       32,642,965        30,296,000
   Purchases of securities available for sale                                       (14,789,141)      (28,260,236)
   Proceeds from maturities and calls of securities held to maturity                  6,561,000         4,923,000
   Acquisition of Federal Home Loan Bank stock                                       (4,894,700)       (1,487,000)
   Proceeds from redemption of Federal Home Loan Bank stock                           4,475,500         1,877,600
   Net increase in loans                                                            (14,840,853)       (2,333,090)
   Purchases of premises and equipment                                                 (269,700)          (74,648)
   Change in other assets                                                              (392,793)          443,750
                                                                                   ------------      ------------
          Net cash provided by investing activities                                   8,492,278         5,385,376
                                                                                   ------------      ------------

Cash Flows from Financing Activities
   Net change in deposits                                                             4,288,853       (31,918,142)
   Net change in federal funds purchased and securities sold under
     agreements to repurchase                                                        25,221,436        10,738,964
   Net change in other short-term borrowings                                         (3,569,565)       (6,959,008)
   Proceeds from long-term borrowings                                                         -        10,619,000
   Principal payments on long-term borrowings                                       (10,900,000)      (13,900,000)
   Cash dividends                                                                    (2,672,295)       (2,569,643)
                                                                                   ------------      ------------
          Net cash provided by (used in) financing activities                        12,368,429       (33,988,829)
                                                                                   ------------      ------------
          Net increase (decrease) in cash and cash equivalents                       26,286,443       (22,208,851)

Cash and Cash Equivalents
   Beginning                                                                         29,879,459        82,073,799
                                                                                   ------------      ------------
   End                                                                             $ 56,165,902      $ 59,864,948
                                                                                   ============      ============

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest                                                                      $  4,616,507      $  2,767,715
     Income taxes                                                                        78,763                 -

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2005 and 2004, and the consolidated balance sheets as of March 31, 2005 and December 31, 2004 include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. d/b/a VMF Capital. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended March 31, 2005 and 2004 was 16,701,843 and 16,863,285, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2004 consolidated financial statements. The Company's commitments as of March 31, 2005 and December 31, 2004 were approximately as follows:

                                March 31, 2005    December 31, 2004
                                --------------    -----------------
Commitments to extend credit     $224,635,000       $188,495,000
Standby letters of credit          23,849,000         22,181,000
                                 ------------       ------------
                                 $248,484,000       $210,676,000
                                 ------------       ------------

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available, whose operating results are regularly reviewed by the chief operating decision-maker and whose revenue exceeds 10 percent of total revenue. The Company's primary business segment is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, as the holding company's operation is similar to the bank. The "Other" segment represents the Company's investment management subsidiary and intercompany eliminations. Selected financial information on the Company's segments is presented below for quarters ended March 31, 2005 and 2004.

Quarter ended March 31, 2005

                                                                              Segments
                                                        -----------------------------------------------------
                                                           Banking              Other           Consolidated
                                                           -------              -----           ------------
Interest income                                         $   14,457,244     $            -      $   14,457,244
Interest expense                                             4,845,642             15,000           4,860,642
                                                        --------------     --------------      --------------
Net interest income                                          9,611,602            (15,000)          9,596,602
Provision for loan losses                                      375,000                  -             375,000
                                                        --------------     --------------      --------------
Net interest income after provision for loan losses          9,236,602            (15,000)          9,221,602
Noninterest income                                           1,776,469            750,237           2,526,706
Noninterest expense                                          3,962,855            626,795           4,589,650
                                                        --------------     --------------      --------------
Income before income taxes                                   7,050,216            108,442           7,158,658
Income taxes                                                 2,273,577             42,600           2,316,177
                                                        --------------     --------------      --------------
Net income                                              $    4,776,639     $       65,842      $    4,842,481
                                                        ==============     ==============      ==============

Total assets                                            $1,162,729,467     $    2,665,995      $1,165,395,462
                                                        ==============     ==============      ==============

Quarter ended March 31, 2004

                                                                            Segments
                                                        -----------------------------------------------
                                                           Banking          Other          Consolidated
                                                           -------          -----          ------------
Interest income                                         $ 11,433,151     $          -      $ 11,433,151
Interest expense                                           2,837,798           22,500         2,860,298
                                                        ------------     ------------      ------------
Net interest income                                        8,595,353          (22,500)        8,572,853
Provision for loan losses                                    225,000                -           225,000
                                                        ------------     ------------      ------------
Net interest income after provision for loan losses        8,370,353          (22,500)        8,347,853
Noninterest income                                         1,869,301          566,825         2,436,126
Noninterest expense                                        3,669,416          626,111         4,295,527
                                                        ------------     ------------      ------------
Income before income taxes                                 6,570,238          (81,786)        6,488,452
Income taxes                                               2,254,785          (28,300)        2,226,485
                                                        ------------     ------------      ------------
Net income                                              $  4,315,453     $    (53,486)     $  4,261,967
                                                        ============     ============      ============

Total assets                                            $969,857,487     $  2,564,576      $972,422,063
                                                        ============     ============      ============

5. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses and fair value of financial instruments.

6. Critical Accounting Policies

Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

7. Reclassifications

Minor reclassifications were made to certain prior year's noninterest income categories to conform to the current year's presentation.

8. Adjustments Due to Stock Dividend

In July 2004, the Company's Board of Directors authorized a 5% common stock dividend. Per share numbers in this report for 2004 have been adjusted for that stock dividend.

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

                        THREE MONTHS ENDED MARCH 31, 2005

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiary, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital"). It focuses on the consolidated results of operations for the three months ended March 31, 2005, compared to the same period in 2004 and on the consolidated financial condition of the Company and its subsidiaries at March 31, 2005 and December 31, 2004.

Net income for the three months ended March 31, 2005 increased 13.6 percent to $4,842,000 compared to $4,262,000 for the same period in 2004. The increase was primarily due to higher net interest income which was largely the result of loan growth.

The year-to-date net interest margin has declined 15 basis points from a year ago.

Year-to-date noninterest income was higher than last year due to an increase in investment advisory fees earned by VMF Capital.

Year-to-date noninterest expense was 6.8 percent higher than a year ago due to an increase in compensation related expenses, occupancy costs and marketing expenses.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2005 compared with the same period in 2004.

                                              Three months ended March 31,
                                       2005                 2004              Change           Change-%
                                       ----                 ----              ------           --------
Net income                       $       4,842,481     $     4,261,967     $    580,514         13.6%
Average assets                       1,172,331,734         985,882,486      186,449,248         18.9%
Average stockholders' equity            97,780,742          93,932,599        3,848,143          4.1%

Return on assets                              1.68%               1.74%           -0.06%
Return on equity                             20.08%              18.25%            1.83%

Efficiency ratio                             36.56%              39.66%           -3.10%

Dividend payout ratio                        55.18%              60.29%           -5.11%

Equity to assets ratio                        8.34%               9.53%           -1.19%

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

Data for the three months ended March 31 (dollars in thousands).

                                  Average Balance                          Interest Income/Expense                 Yield/Rate
                    --------------------------------------------  -----------------------------------------  -----------------------
                       2005        2004      Change     Change-%    2005       2004      Change    Change-%  2005    2004    Change
                       ----        ----      ------     --------    ----       ----      ------    --------  ----    ----    ------
Interest-earning
  assets:
Loans:
Commercial          $  263,563   $315,017   $(51,454)    -16.33%  $  3,849   $  4,235   $   (386)    -9.11%   5.92%   5.41%    0.51%
Real estate            439,473    251,646    187,827      74.64%     6,656      4,003      2,653     66.28%   6.14%   6.40%   -0.26%
Consumer                10,859     18,903     (8,044)    -42.55%       202        328       (126)   -38.41%   7.55%   6.98%    0.57%
Other                   17,679     16,638      1,041       6.26%       258        263         (5)    -1.90%   5.92%   6.37%   -0.45%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Total Loans            731,574    602,204    129,370      21.48%    10,965      8,829      2,136     24.19%   6.08%   5.90%    0.18%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Investment
  securities:
Taxable                243,749    220,033     23,716      10.78%     2,564      2,122        442     20.83%   4.21%   3.86%    0.35%
Tax-exempt              98,170     47,616     50,554     106.17%     1,262        551        711    129.04%   5.14%   4.63%    0.51%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Total investment
  securities           341,919    267,649     74,270      27.75%     3,826      2,673      1,153     43.14%   4.48%   4.00%    0.48%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Federal funds
  sold and short-
  term investments      19,439     46,928    (27,489)    -58.58%       138        188        (50)   -26.60%   2.89%   1.61%    1.28%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Total interest-
  earning assets    $1,092,932   $916,781   $176,151      19.21%  $ 14,929   $ 11,690      3,239     27.71%   5.52%   5.12%    0.40%
                    ==========   ========   ========   ========   --------   --------   --------    ------    ----    ----    -----

Interest-bearing
  liabilities:
Deposits:
Checking with
  interest,
  savings and
  money markets     $  375,601   $378,332   $ (2,731)    - 0.72%  $  1,147   $    748        399     53.34%   1.24%   0.80%    0.44%
Time deposits          263,733    136,052    127,681      93.85%     1,581        595        986    165.71%   2.43%   1.76%    0.67%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Total deposits         639,334    514,384    124,950      24.29%     2,728      1,343      1,385    103.13%   1.73%   1.05%    0.68%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Other borrowed
  funds                242,193    205,476     36,717      17.87%     2,133      1,517        616     40.61%   3.57%   2.97%    0.60%
                    ----------   --------   --------   --------   --------   --------   --------    ------    ----    ----    -----
Total interest-
  bearing
  liabilities       $  881,527   $719,860   $161,667      22.46%  $  4,861   $  2,860      2,001     69.97%   2.24%   1.60%    0.64%
                    ==========   ========   ========   ========   --------   --------   --------    ------    ----    ----    -----
Tax-equivalent net
  interest income                                                 $ 10,068   $  8,830   $  1,238     14.02%
                                                                  ========   ========   ========    ======

Net interest spread                                                                                           3.28%   3.52%   -0.24%
                                                                                                              ====    ====    =====
Net interest margin                                                                                           3.72%   3.87%   -0.15%
                                                                                                              ====    ====    =====


Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The Company's tax-equivalent net interest income for the quarter ended March 31, 2005 increased $1,238,000 compared to the three months ended March 31, 2004. The increase is primarily attributable to a higher level of earning assets. For the first quarter of 2005, earning assets averaged $176.1 million higher than the same period last year.

Taxable-equivalent interest income and fees on loans increased $2,136,000 in the first quarter of 2005 compared to the same period in 2004, mainly due to a higher volume of outstanding loans. Average loans were $129.4 million higher than the first quarter of last year. The average yield on loans increased to
6.08 percent for the first quarter of 2005, compared to 5.90 percent in the first quarter of 2004. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio, the effects of competition, and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $74.3 million higher than last year while the yield has increased 48 basis points. Most purchases of investment securities during the first quarter of 2005 have been callable agency bonds and tax-exempt municipal bonds with a maturity of ten years or less.

The average rate on deposits increased to 1.73 percent from 1.05 percent for the first quarter of last year. This increase is primarily the result of an increase in market interest rates. The mix of interest-bearing deposits during the first quarter of 2005 consisted of more jumbo certificates of deposit than a year ago. Jumbo certificates of deposit generally bear higher interest rates than the other deposit categories.

The average balance of borrowings for the first quarter of 2005 was $36.7 million higher than a year ago and the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from downstream correspondent banks averaged $16.5 million less than the first quarter of last year. Long-term fixed borrowings averaged $8.6 million less, consisting of $74.1 million in fixed-rate Federal Home Loan Bank (FHLB) advances and $20.6 million of subordinated notes. The decline in the previously mentioned categories of borrowings was offset by a $63.2 million increase in average short term borrowings. The short term borrowings were primarily through the Federal Home Loan Bank of Des Moines.

Provision for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three months ended March 31, 2005 and 2004, as well as common ratios related to the allowance for loan losses.

                                                    Three months ended March 31,
                                             2005                2004               Change
                                             ----                ----               ------
Balance at beginning of period            $   6,526,824      $   5,975,587
Charge-offs                                     (33,390)          (262,619)     $    (229,229)
Recoveries                                       33,233             17,340             15,893
                                          -------------      -------------
Net charge-offs                                    (157)          (245,279)          (245,122)
Provision charged to operations                 375,000            225,000            150,000
                                          -------------      -------------
Balance at end of period                  $   6,901,667      $   5,955,308
                                          =============      =============

Average loans outstanding                 $ 731,574,575      $ 602,203,822

Ratio of net charge-offs during the
   period to average loans outstanding             0.00%              0.04%
Ratio of allowance for loan losses
   to average loans outstanding                    0.94%              0.99%

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Bank's Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons including when the loan has other special or unusual characteristics which suggest special monitoring is warranted.

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination. See also the discussion of nonperforming assets later in this report.

Noninterest Income

The following table shows the variance from the prior year period in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Income category that represent significant variances are shown.

                                                           Three months ended March 31,
                                                 2005          2004         Change       Change-%
                                                 ----          ----         ------       --------
Noninterest income
   Service charges on deposit accounts        $ 1,042,554   $ 1,147,097   $  (104,543)     -9.1%
   Trust services                                 140,000       126,000        14,000      11.1%
   Investment advisory fees                       750,237       566,825       183,412      32.4%
   Increase in cash value of bank-owned
     life insurance                               206,270       223,226       (16,956)     -7.6%

   Other:
     VISA/Mastercard income                        38,330        49,135       (10,805)    -22.0%
     Debit card usage fees                         49,273        28,472        20,801      73.1%
     ATM card usage fees                           19,457        26,389        (6,932)    -26.3%
     Gain on sale of residential mortgages         21,184        43,544       (22,360)    -51.4%
     Gain on sale of commercial loans              42,985             -        42,985     100.0%
     All other                                    217,605       225,438        (7,833)     -3.5%
                                              -----------   -----------   -----------     -----
     Total other                                  388,834       372,978        15,856       4.3%
                                              -----------   -----------   -----------     -----
   Gain (loss) on sale of securities               (1,189)            -        (1,189)        -
                                              -----------   -----------   -----------     -----
     Total noninterest income                 $ 2,526,706   $ 2,436,126   $    90,580       3.7%
                                              ===========   ===========   ===========     =====

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts declined for two reasons: 1) higher interest rates resulted in a higher earnings credit on commercial checking accounts which results in lower service charges; and 2) return check charges have been declining the past few months due to fewer customers overdrawing their accounts. Investment advisory fees are fees earned by VMF Capital. The increase in fees was the result of sales efforts throughout the past 12 months. The decrease in VISA/MasterCard income was due to a decrease in the number of merchant customers and lower sales activity at certain merchants. The increase in debit card usage fees was the result of higher usage. The decline in the ATM card usage fees was due to changes in customer behavior as customers seek to avoid surcharges when using an ATM. Gains from the sale of residential mortgages in the secondary market are down because origination volume is lower. The gains from the sale of commercial loans resulted from the sale of the SBA (Small Business Administration) guaranteed portion of two commercial loans.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown.

                                                       Three months ended March 31,
                                               2005        2004         Change      Change-%
                                               ----        ----         ------      --------
Noninterest expense:
   Salaries and employee benefits           $2,578,320  $ 2,463,671     $114,649       4.7%
   Occupancy                                   589,649      511,063       78,586      15.4%
   Data processing                             327,712      337,011       (9,299)     -2.8%
   Other:
      Insurance and surety bond                 38,237       23,252       14,985      64.4%
      Supplies                                  97,025       72,229       24,796      34.3%
      Marketing                                101,298       44,751       56,547     126.4%
      Postage and courier                      102,396       87,226       15,170      17.4%
      Consulting fees                           41,230        7,265       33,965     467.5%
      All other                                713,783      749,059      (35,276)     -4.7%
                                            ----------  -----------    ---------     -----
      Total other                            1,093,969      983,782      110,187      11.2%
                                            ----------  -----------    ---------     -----
      Total noninterest expense             $4,589,650  $ 4,295,527    $ 294,123       6.8%
                                            ==========  ===========    =========     =====

The increase in salaries and benefits was the result of annual compensation adjustments and certain benefit costs, primarily medical insurance. Occupancy expenses were higher this year due to one additional location (Coralville, Iowa) and increased depreciation expense related to furniture and equipment additions throughout the Company. Insurance expense is higher because the Company's director's and officer's policy renewed in the third quarter of 2004 at premiums that were significantly higher. That policy had been in force since the summer of 2001. Supplies were up because additional brochures were printed as a result of product and pricing changes. Postage expense is higher because many of those brochures were mailed to clients during the first quarter. It had been two years since the Company had extensively reviewed its product line. The Company developed a targeted marketing campaign during the first quarter which explains the increase in marketing costs. The increase in consulting fees is not due to new expenditures but rather a change in the contract with the Bank's former chairman from that of an employment agreement to a consulting agreement.

Income Tax Expense

The Company incurred income tax expense of $2,316,000 for the three months ended March 31, 2005 compared with $2,226,000 for the three months ended March 31, 2004. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2005 and 2004 was 32.4 percent and 34.3 percent, respectively. The effective income tax rate was slightly lower in 2005 because of a higher level of income that is exempt from Federal income taxes.

FINANCIAL CONDITION

Total assets as of March 31, 2005 were $1,165,395,000, a slight increase from $1,148,435,000 at December 31, 2004. The increase was primarily the result of loan growth. The loan growth was funded primarily by an increase in time deposits in excess of $100,000.

Investment Securities

Investment securities available for sale decreased $21,446,000 from December 31, 2004 to $259,664,000 on March 31, 2005. From December 31, 2004, investment securities classified as held to maturity declined $6,618,000 to $52,802,000 as of March 31, 2005. Proceeds from the decline in the investment portfolio were mostly retained in short term investments as of March 31, 2005.

Loans

Loans outstanding increased $15,987,000 from December 31, 2004 to March 31, 2005. Construction loans were up $10,367,000 and commercial loans were $4,072,000 higher. Residential real estate loans and consumer loans were flat during the quarter. It is expected that loan demand in the commercial, construction and commercial real estate categories will remain good for the next couple of quarters. It is difficult to foresee beyond two or three quarters due to the expected continued increases in interest rates by the Federal Reserve and the unknown impact on the economy of higher oil prices.

Deposits

Total deposits as of March 31, 2005 were $870,221,000 compared with $865,932,000 as of December 31, 2004. While total deposits did not change significantly, there was a change in the mix of deposits. Money market accounts, which are liquid accounts and therefore earn relatively lower interest rates, declined approximately $74,000,000. A significant portion of those funds moved into the time certificates of deposit in excess of $100,000 category. That category increased approximately $56,500,000. Other changes included the super saver category increasing $13,000,000 and non-interest bearing demand accounts rising $8,500,000. The shift in the deposit mix during the first quarter can be described as movements between categories in an attempt by customers to maximize the interest rate earned on those funds. It is expected that this trend will continue.

Borrowings

The balance of Federal funds purchased and securities sold under agreements to repurchase was $99,764,000 at March 31, 2005, up from $74,543,000 at December 31, 2004. Most of this increase relates to Federal funds purchased, which are Federal funds sold to West Bank by approximately 25 banks throughout Iowa. This is a correspondent bank service provided by West Bank. The balance of Federal funds purchased from correspondent banks will fluctuate depending upon the loan demand and investment strategy of those banks. The Company uses short term advances from the Federal Home Loan Bank to counteract changes in Federal funds purchased outstanding. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes and an installment note payable to VMF Capital, L.L.C. at March 31, 2005. Fixed rate Federal Home Loan Bank advances totaling $10,900,000 were paid off at maturity during the first quarter of 2005.

Nonperforming Assets

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

                                       March 31, 2005   December 31, 2004     Change
                                       --------------   -----------------     ------
Nonaccrual loans                         $ 2,940           $   785           $ 2,155
Loans past due 90 days and still
   accruing interest                         339                75               264
                                         -------           -------           -------
Total non-performing loans                 3,279               860             2,419
Other real estate owned                      149               175               (26)
                                         -------           -------           -------
Total non-performing assets              $ 3,428           $ 1,035           $ 2,393
                                         =======           =======           =======

Non-performing assets to total loans        0.46%             0.14%             0.32%

Non-performing assets to total assets       0.29%             0.09%             0.20%

The increase in nonaccrual loans is primarily the result of a commercial real estate loan totaling approximately $2,200,000. Proceeds from the sale of a small commercial building accounted for the decline in other real estate owned. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest.

Reference is also made to the information and discussion earlier in this report under the heading "Provision for Loan Losses".

Liquidity and Capital Resources

The objective of liquidity management is to insure the availability of sufficient cash flows to meet the requirements of depositors and borrowers, all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $56,166,000 as of March 31, 2005, compared with $29,879,000 as of December 31, 2004. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. The Company had additional borrowing capacity available from the Federal Home Loan Bank ("FHLB") of approximately $94 million at March 31, 2005 and has a $5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $100 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. Management believes the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at March 31, 2005 to meet the needs of borrowers and depositors.

The Company's total stockholders' equity increased to $97,734,000 at March 31, 2005 from $97,620,000 at December 31, 2004. The increase was minimal because the decline in the market value of the available for sale investment portfolio offset net income remaining after the quarterly dividend. Total shareholders' equity was 8.4 percent of total assets as of March 31, 2005 and 8.5 percent on December 31, 2004. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

In April 2004, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. Since the authorization, 161,312 shares at a cost of $2,360,235 have been purchased. These purchases took place in the second quarter of 2004. No repurchases took place during the three months ended March 31, 2005. On April 13, 2005, the Company's Board of Directors authorized another $5 million to be used for the buy-back of company common stock over the next 12 months. No shares have been purchased under the most recent authorization.

The table below shows the various measures of regulatory capital and related ratios.

Regulatory capital:

                                                                 March 31, 2005     December 31, 2004
                                                                 --------------     -----------------
Total shareholders' equity                                       $   97,733,933      $    97,619,976
Plus: net unrealized losses on available for sale securities          2,001,299                    -
Less: net unrealized gains on available for sale securities                   -              (54,930)
Less: intangible assets                                             (16,477,023)         (16,561,810)
Plus: subordinated notes                                             20,000,000           20,000,000
                                                                 --------------     ----------------
Tier 1 capital                                                      103,258,209          101,003,236
Plus: allowance for loan losses                                       6,901,667            6,526,824
                                                                 --------------     ----------------
Total risk-based capital                                         $  110,159,876      $   107,530,060
                                                                 ==============      ===============

                                                        Regulatory
                                                  requirements to be:                 Actual Regulatory
                                               Adequately       Well-                Capital Ratios as of:
                                               Capitalized   Capitalized    March 31, 2005    December 31, 2004
                                               -----------   -----------    --------------    -----------------
Total risk-based capital
   as % of risk-weighted assets                    8.0%         10.0%            12.1%             12.3%
Tier 1 capital as % of risk-weighted assets        4.0%          6.0%            11.4%             11.6%
Tier 1 capital as % average assets                 4.0%          5.0%             8.9%              8.6%

Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. As of March 31, 2005, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 3, 2005. The Company has not experienced any material changes to its market risk position since December 31, 2004. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2005 changed when compared to 2004.

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

                          Part II -- OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases during the first quarter of 2005 of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 15, 2004. This resolution expired on April 14, 2005. On April 13, 2005, the Company's Board of Directors authorized another $5 million to be used for the buy-back of company stock over the next 12 months.

Item 6. Exhibits

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

      10.12       Data Processing Contract Amendment(2)

      10.13 Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank(3)

      10.14 Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)

      10.15       The Employee Savings and Stock Ownership Plan, as amended(5)

      10.16       Amendment to Lease Agreement(6)

      10.17       Employment Agreement(6)

      10.18       Consulting Agreement

      31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

      31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

      32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

      (1) Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.
      (2) Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.
      (3) Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 15, 2003.
      (4) Incorporated herein by reference to the related exhibit filed with the Form 10-K on February 26, 2004.
      (5) Incorporated herein by reference to the related exhibit filed with the Form S-8 on October 29, 2004.
      (6) Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

May 6, 2005                    By: /s/ Thomas E. Stanberry
                                   -----------------------
Dated                              Thomas E. Stanberry
                                   Chairman, President and Chief Executive
                                   Officer

May 6, 2005                    By: /s/ Douglas R. Gulling
                                   ----------------------
Dated                              Douglas R. Gulling
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.    Description

10.18          Consulting Agreement

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002