Form 10-Q
period 2005-06-30
WEST BANCORPORATION INC
filed 2005-08-04
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED                           COMMISSION FILE NUMBER
      June 30, 2005                                    0-49677

                            WEST BANCORPORATION, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

               IOWA                                  42-1230603
               ----                                  ----------
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

                                 Yes __x__ No___

As of August 3, 2005, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                            June 30,        December 31,
                                                                                              2005              2004
                                                                                         --------------    ---------------
Assets
Cash and due from banks                                                                  $   30,695,489    $    18,686,360
Federal funds sold and other short-term investments                                           5,493,964         11,193,099
                                                                                         --------------    ---------------
    Cash and cash equivalents                                                                36,189,453         29,879,459
                                                                                         --------------    ---------------
Securities available for sale                                                               268,006,743        281,110,020
Securities held to maturity (approximate market value of $40,893,000
    and $60,141,000 at June 30, 2005 and December 31, 2004, respectively)                    40,303,828         59,419,549
Federal Home Loan Bank stock, at cost                                                         7,811,900          6,522,800
                                                                                         --------------    ---------------
    Total securities                                                                        316,122,471        347,052,369
                                                                                         --------------    ---------------
Loans                                                                                       789,192,734        725,845,003
    Allowance for loan losses                                                                (7,080,196)        (6,526,824)
                                                                                         --------------    ---------------
Loans, net                                                                                  782,112,538        719,318,179
                                                                                         --------------    ---------------
Premises and equipment, net                                                                   4,680,884          4,309,597
Accrued interest receivable                                                                   6,673,825          6,505,047
Goodwill and other intangible assets                                                         16,392,235         16,561,810
Bank-owned life insurance                                                                    21,672,633         21,256,138
Other assets                                                                                  3,948,417          3,551,911
                                                                                         --------------    ---------------
    Total assets                                                                         $1,187,792,456    $ 1,148,434,510
                                                                                         ==============    ===============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
    Noninterest bearing demand                                                           $  194,426,673    $   186,710,245
    Savings and interest bearing demand                                                     361,631,132        422,560,048
    Time, in excess of $100,000                                                             285,586,519        193,716,248
    Other time                                                                               71,556,605         62,945,833
                                                                                         --------------    ---------------
    Total deposits                                                                          913,200,929        865,932,374

Federal funds purchased and securities sold under agreements to repurchase                   74,627,706         74,543,033
Other short-term borrowings                                                                   2,868,981          4,668,451
Accrued expenses and other liabilities                                                        4,928,968          3,777,903
Subordinated notes                                                                           20,619,000         20,619,000
Federal Home Loan Bank advances and other long-term borrowings                               69,721,270         81,273,773
                                                                                         --------------    ---------------
    Total liabilities                                                                     1,085,966,854      1,050,814,534
                                                                                         --------------    ---------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; 16,701,843 shares issued and outstanding at June 30, 2005 and
    December 31, 2004, respectively                                                           3,000,000          3,000,000
Additional paid-in capital                                                                   32,000,000         32,000,000
Retained earnings                                                                            67,047,724         62,565,046
Accumulated other comprehensive income (loss)                                                  (222,122)            54,930
                                                                                         --------------    ---------------
    Total stockholders' equity                                                              101,825,602         97,619,976
                                                                                         --------------    ---------------
    Total liabilities and stockholders' equity                                           $1,187,792,456    $ 1,148,434,510
                                                                                         ==============    ===============


See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                                        2005           2004           2005           2004
                                                                    ------------    -----------   ------------   ------------
Interest income:
    Loans                                                           $ 11,930,863    $ 8,832,357   $ 22,815,920   $ 17,579,507
    Securities:
      U.S. Treasury, government agencies and corporations              1,726,410      1,429,510      3,657,551      2,717,387
      States and political subdivisions                                1,025,574        506,722      1,983,668        968,119
      Other                                                              481,453        690,926      1,026,005      1,439,906
    Federal funds sold and other short-term investments                  120,637        179,399        259,037        367,146
                                                                    ------------    -----------   ------------   ------------
         Total interest income                                        15,284,937     11,638,914     29,742,181     23,072,065
                                                                    ------------    -----------   ------------   ------------
Interest expense:
    Demand deposits                                                       43,406         20,182         70,168         39,804
    Savings deposits                                                   1,287,618        849,039      2,407,457      1,577,757
    Time deposits                                                      2,356,534        696,986      3,937,811      1,292,152
    Federal funds purchased and securities sold under
      agreements to repurchase                                           599,149        137,504      1,024,100        333,338
    Other short-term borrowings                                          283,759         57,433        749,177         82,231
    Subordinated notes                                                   366,872        366,872        729,749        733,744
    Long-term borrowings                                                 873,060        927,585      1,752,578      1,856,873
                                                                    ------------    -----------   ------------   ------------
         Total interest expense                                        5,810,398      3,055,601     10,671,040      5,915,899
                                                                    ------------    -----------   ------------   ------------
         Net interest income                                           9,474,539      8,583,313     19,071,141     17,156,166
Provision for loan losses                                                500,000        225,000        875,000        450,000
                                                                    ------------    -----------   ------------   ------------
         Net interest income after provision for loan losses           8,974,539      8,358,313     18,196,141     16,706,166
                                                                    ------------    -----------   ------------   ------------
Noninterest income:
    Service charges on deposit accounts                                1,244,253      1,273,472      2,286,807      2,420,569
    Trust services                                                       188,825        132,500        328,825        258,500
    Investment advisory fees                                             823,642        622,196      1,573,879      1,189,021
    Increase in cash value of bank-owned life insurance                  210,226        221,739        416,496        444,965
    Net realized gains from sales of securities available for sale        44,377        243,006         43,188        243,006
    Other income                                                         496,700        334,546        885,534        707,524
                                                                    ------------    -----------   ------------   ------------
         Total noninterest income                                      3,008,023      2,827,459      5,534,729      5,263,585
                                                                    ------------    -----------   ------------   ------------
Noninterest expense:
    Salaries and employee benefits                                     2,585,938      2,425,732      5,164,258      4,889,403
    Occupancy                                                            603,240        494,110      1,192,889      1,005,173
    Data processing                                                      362,096        352,148        689,808        689,159
    Other expenses                                                     1,064,896        978,884      2,158,865      1,962,666
                                                                    ------------    -----------   ------------   ------------
         Total noninterest expense                                     4,616,170      4,250,874      9,205,820      8,546,401
                                                                    ------------    -----------   ------------   ------------
         Income before income taxes                                    7,366,392      6,934,898     14,525,050     13,423,350
Income taxes                                                           2,381,605      2,381,798      4,697,782      4,608,283
                                                                    ------------    -----------   ------------   ------------
         Net income                                                 $  4,984,787    $ 4,553,100   $  9,827,268   $  8,815,067
                                                                    ============    ===========   ============   ============
Earnings per share, basic                                           $       0.30    $      0.27   $       0.59   $       0.52
                                                                    ============    ===========   ============   ============
Cash dividends per share                                            $      0.160    $     0.152   $      0.320   $      0.304
                                                                    ============    ===========   ============   ============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                                             Six Months Ended June 30,
                                                                              2005               2004
                                                                          -------------      ------------
Common stock:
    Beginning of year balance                                             $   3,000,000      $  3,000,000
                                                                          -------------      ------------
    End of period balance                                                     3,000,000         3,000,000
                                                                          -------------      ------------
Additional paid-in capital:
    Beginning of year balance                                                32,000,000        32,000,000
                                                                          -------------      ------------
    End of period balance                                                    32,000,000        32,000,000
                                                                          -------------      ------------
Retained earnings:
    Beginning of year balance                                                62,565,046        56,796,771
    Net income                                                                9,827,268         8,815,067
    Dividends on common stock                                                (5,344,590)       (5,139,286)
    Shares reacquired under the common stock
       repurchase plan                                                                -        (2,360,235)
                                                                          -------------      ------------
    End of period balance                                                    67,047,724        58,112,317
                                                                          -------------      ------------
Accumulated other comprehensive income (loss):
    Beginning of year balance                                                    54,930         1,099,573
    Unrealized gains (losses) on securities, net of tax                        (277,052)       (1,972,240)
                                                                          -------------      ------------
    End of period balance                                                      (222,122)         (872,667)
                                                                          -------------      ------------
Total stockholders' equity                                                $ 101,825,602      $ 92,239,650
                                                                          =============      ============

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                            Six Months Ended June 30,
                                                                                2005          2004
                                                                            -----------    -----------
Net income                                                                  $ 9,827,268    $ 8,815,067
Other comprehensive income (loss), unrealized gains
    (losses) on securities, net of reclassification adjustment,
    net of tax                                                                 (277,052)    (1,972,240)
                                                                            -----------    -----------
Comprehensive income                                                        $ 9,550,216    $ 6,842,827
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                              Six Months Ended June 30,
                                                                                                2005              2004
                                                                                            ------------      ------------
Cash Flows from Operating Activities
    Net income                                                                              $  9,827,268      $  8,815,067
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                 875,000           450,000
       Net amortization and accretion                                                            616,626         1,117,916
       Loss on disposition of fixed assets                                                           635                 -
       Net gains from sales of securities available for sale
          and loans held for sale                                                               (142,115)         (321,783)
       Proceeds from sales of loans held for sale                                              7,796,951         6,838,887
       Originations of loans held for sale                                                    (8,164,049)       (6,690,110)
       Depreciation                                                                              250,985           168,141
       Deferred income taxes                                                                    (135,440)          415,048
       Change in assets and liabilities:
          (Increase) decrease in accrued interest receivable                                    (168,778)           86,629
          Increase in accrued expenses and other liabilities                                   1,151,065           907,766
                                                                                            ------------      ------------
             Net cash provided by operating activities                                        11,908,148        11,787,561
                                                                                            ------------      ------------
Cash Flows from Investing Activities
    Proceeds from sales, calls, and maturities of securities available for sale               47,796,744        50,764,241
    Purchases of securities available for sale                                               (35,584,912)      (75,347,371)
    Proceeds from maturities and calls of securities held to maturity                         19,006,000        26,598,000
    Purchases of securities held to maturity                                                           -       (25,082,002)
    Acquisition of Federal Home Loan Bank stock                                               (8,528,500)       (5,238,700)
    Proceeds from redemption of Federal Home Loan Bank stock                                   7,239,400         3,302,300
    Net increase in loans                                                                    (63,203,334)      (32,802,461)
    Purchases of premises and equipment                                                         (622,907)         (237,477)
    Change in other assets                                                                      (509,813)          140,835
                                                                                            ------------      ------------
             Net cash (used) in investing activities                                         (34,407,322)      (57,902,635)
                                                                                            ------------      ------------
Cash Flows from Financing Activities
    Net change in deposits                                                                    47,268,555        50,563,426
    Net change in federal funds purchased and securities sold
       under agreements to repurchase                                                             84,673       (39,322,508)
    Net change in other short-term borrowings                                                 (2,299,470)       24,171,881
    Proceeds from long-term borrowings                                                                 -        10,619,000
    Principal payments on long-term borrowings                                               (10,900,000)      (13,900,000)
    Payment for shares reacquired under common stock
       repurchase plan                                                                                 -        (2,360,235)
    Cash dividends                                                                            (5,344,590)       (5,139,286)
                                                                                            ------------      ------------
             Net cash provided by financing activities                                        28,809,168        24,632,278
                                                                                            ------------      ------------
             Net increase (decrease) in cash and cash equivalents                              6,309,994       (21,482,796)
Cash and Cash Equivalents
    Beginning                                                                                 29,879,459        82,073,799
                                                                                            ------------      ------------
    End                                                                                     $ 36,189,453      $ 60,591,003
                                                                                            ============      ============
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                                             $ 10,352,710       $ 5,729,400
       Income taxes                                                                            4,830,763         3,637,000

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income (loss), and cash flows for the three and six months ended June 30, 2005 and 2004, and the consolidated balance sheets as of June 30, 2005 and December 31, 2004 include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. d/b/a VMF Capital. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended June 30, 2005 and 2004 was 16,701,843 and 16,779,402, respectively, and the average number of shares outstanding for the six months ended June 30, 2005 and 2004 was 16,701,843 and 16,821,343, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2004 consolidated financial statements. The Company's commitments as of June 30, 2005 and December 31, 2004 are approximately as follows:

                                                            June 30, 2005            December 31, 2004
                                                            -------------            -----------------
Commitments to extend credit                                $ 252,102,000            $     188,495,000
Standby letters of credit                                      23,234,000                   22,181,000
                                                            -------------            -----------------
                                                            $ 275,336,000            $     210,676,000
                                                            =============            =================

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company's primary business segment is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, as the holding company's operation is similar to the bank. The "Other" segment represents the Company's investment management subsidiary and intercompany eliminations. Selected financial information on the Company's segments is presented below for the three and six months ended June 30, 2005 and 2004 (dollars in thousands).

                                                              Three months ended June 30,
                                                      2005                              2004
                                                    Segments                          Segments
                                         ---------------------------------------------------------------------
                                         Banking    Other   Consolidated   Banking    Other       Consolidated
                                         --------   -----   ------------   --------   -----       ------------
Interest income                          $ 15,285   $   -     $ 15,285     $ 11,639   $   -         $ 11,639
Interest expense                            5,795      15        5,810        3,033      23            3,056
                                         --------   -----     --------     --------   -----         --------
Net interest income                         9,490     (15)       9,475        8,606     (23)           8,583
Provision for loan losses                     500       -          500          225       -              225
                                         --------   -----     --------     --------   -----         --------
Net interest income after provision
  for loan losses                           8,990     (15)       8,975        8,381     (23)           8,358
Noninterest income                          2,184     824        3,008        2,206     622            2,828
Noninterest expense                         3,946     670        4,616        3,601     650            4,251
                                         --------   -----     --------     --------   -----         --------
Income before income taxes                  7,228     139        7,367        6,986     (51)           6,935
Income taxes                                2,324      58        2,382        2,399     (17)           2,382
                                         --------   -----     --------     --------   -----         --------
Net income                               $  4,904   $  81      $ 4,985     $  4,587   $ (34)         $ 4,553
                                         ========   =====      =======     ========   =====          =======
Depreciation and amortization            $    173   $  44      $   217     $    134   $  44          $   178
                                         ========   =====      =======     ========   =====          =======

                                                             Six months ended June 30,
                                                      2005                              2004
                                                    Segments                          Segments
                                         --------------------------------------------------------------------
                                          Banking     Other   Consolidated   Banking    Other    Consolidated
                                         ----------  -------  ------------  ----------  -------  ------------
Interest income                          $   29,742  $     -  $     29,742  $   23,072  $     -  $     23,072
Interest expense                             10,641       30        10,671       5,871       45         5,916
                                         ----------  -------  ------------  ----------  -------  ------------
Net interest income                          19,101      (30)       19,071      17,201      (45)       17,156
Provision for loan losses                       875        -           875         450        -           450
                                         ----------  -------  ------------  ----------  -------  ------------
Net interest income after provision
  for loan losses                            18,226      (30)       18,196      16,751      (45)       16,706
Noninterest income                            3,961    1,574         5,535       4,075    1,189         5,264
Noninterest expense                           7,909    1,297         9,206       7,271    1,276         8,547
                                         ----------  -------  ------------  ----------  -------  ------------
Income before income taxes                   14,278      247        14,525      13,555     (132)       13,423
Income taxes                                  4,597      101         4,698       4,653      (45)        4,608
                                         ----------  -------  ------------  ----------  -------  ------------
Net income                               $    9,681  $   146  $      9,827  $    8,902  $   (87) $      8,815
                                         ==========  =======  ============  ==========  =======  ============

Depreciation and amortization            $      335  $    86  $        421  $      266  $    88  $        354
                                         ==========  =======  ============  ==========  =======  ============

Total assets at end of period            $1,185,053  $ 2,739  $  1,187,792  $1,030,354  $ 2,487  $  1,032,841
                                         ==========  =======  ============  ==========  =======  ============

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

                    THREE AND SIX MONTHS ENDED JUNE 30, 2005

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiary, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital"). It focuses on the consolidated results of operations for the three and six months ended June 30, 2005, compared to the same periods in 2004 and on the consolidated financial condition of the Company and its subsidiaries at June 30, 2005, compared to December 31, 2004.

Net income for the three months ended June 30, 2005 increased 9.5 percent to $4,985,000 compared to $4,553,000 for the same period in 2004. The increase was primarily due to a 10.4 percent increase in net interest income which was the result of significant loan growth.

For the first six months of 2005, net income was $9,827,000, or $.59 per share, which is an 11.5 percent increase over last year. Net interest income for the first six months of 2005 is $1,915,000 higher than the previous year primarily because of the $164 million increase in average earning assets. Provision for loan losses was $425,000 higher than a year ago because of the combination of a partial charge-off on one loan of $300,000 and the significant increase in loans outstanding.

The year-to-date and second quarter net interest margins have each declined 14 basis points from the same periods one year ago. The decline is the result of the cost of short-term borrowings and jumbo certificates of deposit rising more than the yields on the loan and investment portfolios.

Year-to-date noninterest income was higher than last year due to a $385,000 increase in investment advisory fees earned by VMF Capital and the recognition of $155,000 in fees due to a loan commitment being terminated by a customer.

Year-to-date noninterest expense was 7.7% higher than a year ago due to increases in compensation related expenses, occupancy costs and net other real estate owned expenses.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2005 compared with the same periods in 2004 (dollars in thousands):

                                      Three months ended June 30,                       Six months ended June 30,
                               2005         2004        Change     Change-%       2005         2004         Change  Change-%
                               ----         ----        ------     --------       ----         ----         ------  --------
Net income                  $    4,985   $     4,553   $     432        9.5%  $    9,827   $    8,815   $   1,012       11.5%
Average assets               1,182,254     1,019,175     163,079       16.0%   1,177,320    1,002,529     174,791       17.4%
Average stockholders'
   equity                       99,184        93,297       5,887        6.3%      98,486       93,615       4,871        5.2%

Return on assets                  1.69%         1.80%      -0.11%                   1.68%        1.77%      -0.09%

Return on equity                 20.16%        19.63%       0.53%                  20.12%       18.94%       1.18%

Efficiency ratio                 35.77%        37.11%      -1.34%                  36.10%       37.62%      -1.52%

Dividend payout ratio            53.33%        57.14%      -3.81%                  54.24%       58.18%      -3.94%

Equity to assets ratio            8.39%         9.15%      -0.76%                   8.37%        9.34%      -0.97%

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

Data for the three months ended June 30 (dollars in thousands):

                                             Average Balance                     Interest Income/Expense             Yield/Rate
                                -----------------------------------------  -----------------------------------  --------------------
                                   2005       2004      Change   Change-%    2005     2004    Change  Change-%   2005  2004   Change
Interest-earning assets:
Loans:
Commercial                      $  273,418  $272,913  $     505     0.19%  $ 4,299  $ 3,536   $  763    21.58%  6.31%  5.21%   1.10%
Real estate                        463,530   318,228    145,302    45.66%    7,280    4,847    2,433    50.20%  6.30%  6.13%   0.17%
Consumer                            10,668    13,153     (2,485)  -18.89%      194      234      (40)  -17.09%  7.30%  7.16%   0.14%
Other                               20,729    20,580        149     0.72%      224      313      (89)  -28.43%  4.34%  6.12%  -1.78%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----
 Total Loans                       768,345   624,874    143,471    22.96%   11,997    8,930    3,067    34.34%  6.26%  5.75%   0.51%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----

Investment securities:
Taxable                            214,949   233,358    (18,409)   -7.89%    2,296    2,215       81     3.66%  4.27%  3.80%   0.47%
Tax-exempt                         103,185    51,366     51,819   100.88%    1,337      601      736   122.46%  5.18%  4.68%   0.50%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----
 Total investment securities       318,134   284,724     33,410    11.73%    3,633    2,816      817    29.01%  4.57%  3.96%   0.61%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----

Federal funds sold and
 short-term investments             14,443    38,538    (24,095)  -62.52%      121      179      (58)  -32.40%  3.35%  1.87%   1.48%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----
 Total interest-earning assets  $1,100,922  $948,136  $ 152,786    16.11%   15,751   11,925    3,826    32.08%  5.74%  5.06%   0.68%
                                ==========  ========  =========  =======   -------  -------   ------  -------   ----   ----   -----

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets            $  338,177  $404,721  $ (66,544)  -16.44%    1,331      869      462    53.16%  1.58%  0.86%   0.72%
Time deposits                      331,802   159,786    172,016   107.65%    2,356      697    1,659   238.02%  2.85%  1.75%   1.10%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----
 Total deposits                    669,979   564,507    105,472    18.68%    3,687    1,566    2,121   135.44%  2.21%  1.12%   1.09%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----
Other borrowed funds               211,837   186,839     24,998    13.38%    2,123    1,489      634    42.58%  4.02%  3.21%   0.81%
                                ----------  --------  ---------  -------   -------  -------   ------  -------   ----   ----   -----
 Total interest-bearing
  liabilities                   $  881,816  $751,346  $ 130,470    17.36%    5,810    3,055    2,755    90.18%  2.64%  1.64%   1.00%
                                ==========  ========  =========  =======   -------  -------   ------  -------   ----   ----   -----

Tax-equivalent net interest
  income                                                                   $ 9,941  $ 8,870  $ 1,071    12.07%
                                                                           =======  =======  =======  =======
Net interest spread                                                                                             3.10%  3.42%  -0.32%
                                                                                                                ====   ====   =====
Net interest margin                                                                                             3.62%  3.76%  -0.14%
                                                                                                                ====   ====   =====

Data for the six months ended June 30 (dollars in thousands):

                                             Average Balance                     Interest Income/Expense             Yield/Rate
                                -----------------------------------------  ----------------------------------  ---------------------
                                   2005       2004      Change   Change-%    2005     2004   Change  Change-%   2005   2004   Change
Interest-earning assets:
Loans:
Commercial                      $  268,518  $293,849  $ (25,331)   -8.62%  $ 8,148  $ 7,771  $  377     4.85%   6.12%  5.32%   0.80%
Real estate                        451,568   285,121    166,447    58.38%   13,935    8,850   5,085    57.46%   6.22%  6.24%  -0.02%
Consumer                            10,763    16,012     (5,249)  -32.78%      396      562    (166)  -29.54%   7.42%  7.06%   0.36%
Other                               19,213    18,619        594     3.19%      482      576     (94)  -16.32%   5.06%  6.22%  -1.16%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----
 Total Loans                       750,062   613,601    136,461    22.24%   22,961   17,759   5,202    29.29%   6.17%  5.82%   0.35%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----

Investment securities:
Taxable                            229,269   226,733      2,536     1.12%    4,861    4,337     524    12.08%   4.24%  3.83%   0.41%
Tax-exempt                         100,691    49,501     51,190   103.41%    2,599    1,152   1,447   125.61%   5.16%  4.65%   0.51%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----
 Total investment securities       329,960   276,234     53,726    19.45%    7,460    5,489   1,971    35.91%   4.52%  3.98%   0.54%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----

Federal funds sold and
 short-term investments             16,927    42,710    (25,783)  -60.37%      259      367    (108)  -29.43%   3.09%  1.73%   1.36%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----
 Total interest-earning assets  $1,096,949  $932,545  $ 164,404    17.63%   30,680   23,615   7,065    29.92%   5.64%  5.09%   0.55%
                                ==========  ========  =========   ======   -------  -------  ------   ------    ----   ----   -----

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets            $  356,785  $391,599  $ (34,814)   -8.89%    2,477    1,618     859    53.09%   1.40%  0.83%   0.57%
Time deposits                      297,956   147,985    149,971   101.34%    3,938    1,292   2,646   204.80%   2.67%  1.76%   0.91%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----
 Total deposits                    654,741   539,584    115,157    21.34%    6,415    2,910   3,505   120.45%   1.98%  1.08%   0.90%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----
Other borrowed funds               226,931   196,106     30,825    15.72%    4,256    3,006   1,250    41.58%   3.78%  3.08%   0.70%
                                ----------  --------  ---------   ------   -------  -------  ------   ------    ----   ----   -----
 Total interest-bearing
  liabilities                   $  881,672  $735,690  $ 145,982    19.84%   10,671    5,916   4,755    80.38%   2.44%  1.62%   0.82%
                                ==========  ========  =========   ======   -------  -------  ------   ------    ----   ----   -----
Tax-equivalent net interest
  income                                                                   $20,009  $17,699  $2,310    13.05%
                                                                           =======  =======  ======   ======
Net interest spread                                                                                             3.20%  3.47%  -0.27%
                                                                                                                ====   ====   =====
Net interest margin                                                                                             3.68%  3.82%  -0.14%
                                                                                                                ====   ====   =====

Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the second quarter was 3.62 percent, which was 14 basis points lower than the same quarter last year and 10 basis points less than the first quarter of 2005. The decline from the prior quarter was due to continued increases in market rates on deposits and borrowings which have increased faster than the yields on earning assets. The Company's tax-equivalent net interest income for the six months ended June 30, 2005 increased $2,310,000 compared to the six months ended June 30, 2004. The increase is primarily attributable to a higher level of earning assets.

Taxable-equivalent interest income and fees on loans increased $5,202,000 in the first six months of 2005 compared to the same period in 2004, due to a higher volume of outstanding loans. Average loans were $136.5 million higher than the first six months of last year. The average yield on loans increased to 6.17 percent for the first six months of 2005, compared to 5.82 percent for the same period in 2004. The yield on the Company's loan portfolio is affected by the amount of non-accrual loans, the mix of the portfolio, the effects of competition and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $53.7 million higher than last year while the yield has increased 54 basis points. Most purchases of investment securities during the first six months of 2005 have been agency bonds and tax-exempt municipal bonds with a maturity of ten years or less.

The average rate paid on deposits for the first six months of 2005 increased to
1.98 percent from 1.08 percent for the same period last year. This increase is primarily the result of an increase in market interest rates. Compared to the first six months of last year, the average balance of higher rate certificates of deposit was up $150 million. The increase consisted of jumbo certificates of deposit which generally bear higher interest rates than the other deposit categories. The average balance of money market and savings accounts, which typically have lower rates, were $12.6 million and $27.2 million lower, respectively.

The average balance of borrowings for the first six months of 2005 was $30.8 million higher than a year ago. Average short-term borrowings which consisted primarily of borrowings from the Federal Home Loan Bank of Des Moines (FHLB) increased by $36.2 million. Long-term borrowings which include fixed-rate FHLB advances and subordinated notes averaged $10.2 million less than a year ago. The decline was due to a maturity of an FHLB advance in the first quarter of 2005.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and six months ended June 30, 2005 and 2004 as well as common ratios related to the allowance for loan losses (dollars in thousands).

                                           Three months ended June 30,        Six months ended June 30,
                                           2005        2004      Change    2005          2004      Change
                                           ----        ----      ------    ----          ----      ------
Balance at beginning of period           $   6,901   $   5,955   $   946   $   6,527   $   5,975   $   552
Charge-offs                                   (353)       (205)     (148)       (387)       (467)       80
Recoveries                                      32          57       (25)         65          74        (9)
                                         ---------   ---------   -------   ---------   ---------   -------
Net charge-offs                               (321)       (148)     (173)       (322)       (393)       71
Provision charged to operations                500         225       275         875         450       425
                                         ---------   ---------   -------   ---------   ---------   -------
Balance at end of period                 $   7,080   $   6,032   $ 1,048   $   7,080   $   6,032   $ 1,048
                                         =========   =========   =======   =========   =========   =======

Average loans outstanding                $ 768,345   $ 624,874             $ 750,062   $ 613,601

Ratio of net charge-offs during the
   period to average loans outstanding        0.04%       0.02%                 0.04%       0.06%
Ratio of allowance for loan losses
   to average loans outstanding               0.92%       0.97%                 0.94%       0.98%

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

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the other income category that represent significant variances are shown (dollars in thousands).

                                                          Three months ended June 30,
                                                     2005       2004      Change    Change-%
                                                    -------    -------    ------    --------
Noninterest income
      Service charges on deposit accounts           $ 1,244    $ 1,273    $  (29)       -2.3%
      Trust services                                    189        133        56        42.5%
      Investment advisory fees                          824        622       202        32.4%
      Increase in cash value of bank-owned
           life insurance                               210        222       (12)       -5.2%
      Other:
           VISA/Mastercard income                        37         39        (2)       -3.4%
           Debit card usage fees                         53         39        14        36.0%
           ATM card usage fees                           23         25        (2)       -8.8%
           Gain on sale of residential mortgages         38         35         3         6.8%
           Gain on sale of commercial loans               8          -         8       100.0%
           Other loan fees                              162          -       162       100.0%
           All other                                    176        197       (21)      -10.0%
                                                    -------    -------    ------    --------
           Total other                                  497        335       162        48.5%
                                                    -------    -------    ------    --------
      Gain on sale of securities                         44        243      (199)      -81.7%
                                                    -------    -------    ------    --------
           Total noninterest income                 $ 3,008    $ 2,828    $  180         6.4%
                                                    =======    =======    ======    ========

                                                                  Six months ended June 30,
Noninterest income                                       2005           2004           Change   Change-%
                                                        -------        -------         ------   --------
      Service charges on deposit accounts               $ 2,287        $ 2,420         $ (133)      -5.5%
      Trust services                                        329            259             70       27.2%
      Investment advisory fees                            1,574          1,189            385       32.4%
      Increase in cash value of bank-owned
           life insurance                                   416            445            (29)      -6.4%
      Other:
           VISA/Mastercard income                            76             88            (12)     -13.8%
           Debit card usage fees                            102             67             35       51.7%
           ATM card usage fees                               42             52            (10)     -17.8%
           Gain on sale of residential mortgages             59             79            (20)     -25.3%
           Gain on sale of commercial loans                  51              -             51      100.0%
           Other loan fees                                  162              -            162      100.0%
           All other                                        394            422            (28)      -6.5%
                                                        -------        -------         ------   --------
           Total other                                      886            708            178       25.2%
                                                        -------        -------         ------   --------
      Gain on sale of securities                             43            243           (200)     -82.2%
                                                        -------        -------         ------   --------
           Total noninterest income                     $ 5,535        $ 5,264         $  271        5.2%
                                                        =======        =======         ======   ========

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts declined for two reasons: 1) higher interest rates resulted in a higher earnings credit on commercial checking accounts which results in lower service charges; and 2) return check charges have been declining in 2005 due to fewer customers overdrawing their accounts. Investment advisory fees are fees earned by VMF Capital. The increase in fees was the result of sales efforts throughout the past year. The decrease in VISA/MasterCard income is due to a decline in the number of merchant customers and lower sales activity at certain merchants. The increase in debit card usage fees was the result of higher usage as customers continue to expand utilization of this convenient payment method. The decline in the ATM card usage fees was due to changes in behavior as non-customers seek to avoid surcharges when using an ATM. Gains from sale of residential mortgages originated for sale in the secondary market declined because of pricing competition. The gains from the sale of commercial loans resulted from the sale of the SBA (Small Business Administration) guaranteed portion of commercial loans. Noninterest related loan fees included the recognition of a fee for a loan commitment which was terminated by a customer.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the other expense category that represent significant variances are shown (dollars in thousands).

                                              Three months ended June 30,
Noninterest expense:                     2005           2004           Change     Change-%
                                        -------        -------         ------     --------
     Salaries and employee benefits     $ 2,586        $ 2,426         $  160          6.6%
     Occupancy                              603            494            109         22.1%
     Data processing                        362            352             10          2.8%
     Other:
          Insurance                          40             28             12         43.7%
          Supplies                           82             59             23         37.7%
          Marketing                          64            148            (84)       -57.0%
          Postage and courier               100             89             11         12.6%
          Consulting fees                    68             19             49        264.5%
          OREO expense                        5           (108)           113        104.3%
          All other                         706            744            (38)        -5.1%
                                        -------        -------         ------     --------
          Total other                     1,065            979             86          8.8%
                                        -------        -------         ------     --------
          Total noninterest expense     $ 4,616        $ 4,251         $  365          8.6%
                                        =======        =======         ======     ========

                                                 Six months ended June 30,
Noninterest expense:                      2005           2004          Change     Change-%
                                        -------        -------         ------     --------
     Salaries and employee benefits     $ 5,164        $ 4,890         $  274          5.6%
     Occupancy                            1,193          1,005            188         18.7%
     Data processing                        690            689              1          0.1%
     Other:
          Insurance                          78             51             27         53.1%
          Supplies                          179            131             48         35.9%
          Marketing                         165            193            (28)        14.5%
          Postage and courier               202            176             26         15.0%
          Consulting fees                   109             26             83        321.5%
          OREO expense                        6           (101)           107        105.7%
          All other                       1,420          1,487            (67)        -4.5%
                                        -------        -------         ------     --------
          Total other                     2,159          1,963            196         10.0%
                                        -------        -------         ------     --------
          Total noninterest expense     $ 9,206        $ 8,547         $  659          7.7%
                                        =======        =======         ======     ========

The increase in salaries and benefits was the result of annual compensation adjustments and certain benefit costs, primarily medical insurance. Occupancy expenses were higher this year due to one additional location (Coralville, Iowa) and increased depreciation expense related to furniture and equipment additions throughout the Company. Insurance expense is higher because the Company's director's and officer's policy renewed in the third quarter of 2004 at premiums that were significantly higher. That policy had been in force since the summer of 2001. Supplies are higher because additional brochures were printed as a result of product and pricing changes. Postage expense is higher because many of those brochures were mailed to clients. Marketing expenses on a year-to-date basis are lower than in the prior year because the prior year included implementation of a new corporate logo. The increase in consulting fees is due to a change in the contract with the Bank's former chairman from that of an employment agreement to a consulting agreement and the hiring of an outside consultant to help with the implementation of software programs to assist with asset-liability management and profitability measurement. The net expense for other real estate owned increased from the prior year as 2004 included gains from the sale of several other real estate properties.

Income Tax Expense

The Company incurred income tax expense of $4,698,000 for the six months ended June 30, 2005 compared to $4,608,000 for the six months ended June 30, 2004. The effective income tax rate as a percent of income before taxes for the three and six months ended June 30, 2005 was 32.3 percent, compared to 34.3 percent for the same periods last year. The effective income tax rate is slightly lower in 2005 because of acquiring higher levels of tax-exempt municipal securities.

FINANCIAL CONDITION

Total assets as of June 30, 2005 were $1.2 billion, a slight increase from $1.1 billion at December 31, 2004. The increase is primarily due to increased loan volumes. The loan growth was funded primarily by an increase in time deposits in excess of $100,000.

Investment Securities

Investment securities available for sale declined approximately $13 million from December 31, 2004 to $268.0 million. Since December 31, 2004, investment securities classified as held to maturity declined approximately $19 million to $40.3 million as of June 30, 2005 due to maturities and calls. The reduction in the available for sale category was accomplished to fund loan growth.

Loans and Non-performing Assets

Loans outstanding increased approximately $63 million from December 31, 2004 to June 30, 2005. The increase was primarily attributable to growth in real estate construction, commercial real estate and commercial loans.

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items (dollars in thousands).

                                                         June 30, 2005      December 31, 2004          Change
                                                         -------------      -----------------          -------
Non-accrual loans                                        $       2,730      $             785          $ 1,945
Loans past due 90 days and still
  accruing interest                                                686                     75              611
                                                         -------------      -----------------          -------
Total non-performing loans                                       3,416                    860            2,556
Other real estate owned                                              -                    175             (175)
                                                         -------------      -----------------          -------
Total non-performing assets                              $       3,416      $           1,035          $ 2,381
                                                         =============      =================          =======
Non-performing assets to total loans                              0.43%                  0.14%            0.29%

Non-performing assets to total assets                             0.29%                  0.09%            0.20%

The increase in non-accrual loans is primarily the result of a commercial loan of approximately $2.2 million that was placed on non-accrual status at the end of the first quarter of 2005. In the opinion of management, the operations of the project will not continue to support the loan. Management felt a partial charge-off of $300,000 in the second quarter was prudent based upon the information available at the present time. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest. All other real estate owned held as of December 31, 2004 has been sold in the six months ended June 30, 2005.

Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and the Related Allowance for Loan Losses".

Deposits

Total deposits as of June 30, 2005 were $913 million compared with $866 million as of December 31, 2004. While total deposits did not change significantly, there was a change in the mix of deposits. Money market accounts, which are liquid accounts and therefore pay relatively lower interest rates, declined approximately $54 million. A significant portion of those funds moved into the time certificates of deposit in excess of $100,000 category. That category increased approximately $92 million and primarily consisted of public unit deposits. Public unit deposits are generally obtained through a bidding process. The Company offers interest rate bids on public unit deposits at levels that are lower than the cost of alternative borrowings. Other changes included the super saver category decreasing approximately $5 million and non-interest bearing demand accounts rising approximately $8 million. The shift in the deposit mix during the first half can be described as movements between categories in an attempt by customers to maximize the interest rate earned on those funds. It is expected that this trend will continue.

Borrowings

Short-term borrowings were virtually unchanged from December 31, 2004. Long-term borrowings consisted of fixed rate Federal Home Loan Bank advances and subordinated notes. Advances totaling $10,900,000 were paid off at maturity during the first quarter of 2005.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet the requirements of depositors and borrowers, all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $36.2 million as of June 30, 2005, compared with $29.9 million as of December 31, 2004. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. The Company had additional borrowing capacity available from the Federal Home Loan Bank ("FHLB") of approximately $62 million at June 30, 2005 and has a $5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $100 million available through unsecured federal funds lines of credit with correspondent banks. The Bank was utilizing $15 million of those lines of credit at June 30, 2005. Management believes the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at June 30, 2005 to meet the needs of borrowers and depositors.

The Company's total stockholders' equity increased to $101.8 million at June 30, 2005, from $97.6 million at December 31, 2004. Total stockholders' equity was
8.6 percent of total assets as of June 30, 2005 and 8.5 percent on December 31, 2004. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

In April 2005, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. No repurchases took place during the six months ended June 30, 2005.

The table below shows the various measures of regulatory capital and related ratios (dollars in thousands).

Regulatory capital:

                                                                        June 30, 2005      December 31, 2004
                                                                        -------------      -----------------
Total shareholders' equity                                              $     101,826          $  97,620
Plus: net unrealized losses on available for sale securities                      222                  -
Less: net unrealized gains on available for sale securities                         -                (55)
Less: intangible assets                                                       (16,392)           (16,562)
Plus: subordinated notes                                                       20,000             20,000
                                                                        -------------          ---------
Tier 1 capital                                                                105,656            101,003
Plus: allowance for loan losses                                                 7,080              6,527
                                                                        -------------          ---------
Total risk-based capital                                                $     112,736          $ 107,530
                                                                        =============          =========

                                                                     Regulatory
                                                                   requirements to be:                Actual Regulatory
                                                          Adequately              Well-              Capital Ratios as of:
                                                          Capitalized          Capitalized    June 30, 2005      December 31, 2004
                                                          -----------          -----------    -------------      -----------------
Total risk-based capital
   as % of risk-weighted assets                               8.0%                10.0%           12.2%                 12.3%
Tier 1 capital as % of risk-weighted assets                   4.0%                 6.0%           11.4%                 11.6%
Tier 1 capital as % average assets                            4.0%                 5.0%            9.1%                  8.6%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table show that, as of June 30, 2005 and December 31, 2004, the Company met all capital adequacy requirements to which it is subject. As of those dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2004. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2005 changed when compared to 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases during the six months ended June 30, 2005 of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 13, 2005 or the previous stock buy-back plan approved in April of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on April 12, 2005. The record date for determination of shareholders entitled to vote at the meeting was February 7, 2005. There were 16,701,843 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 15,107,096 or 90 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors

Nine directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders' meeting, the individuals received the number of votes set opposite their names:

                                                                Vote
                                                   For         Withheld
                                                ----------     --------
Frank W. Berlin                                 15,102,444        4,652
Steven G. Chapman                               15,070,059       37,037
Michael A. Coppola                              14,987,947      119,149
Orville E. Crowley                              15,101,639        5,457
George D. Milligan                              15,100,686        6,410
Robert G. Pulver                                15,058,199       48,897
Thomas E. Stanberry                             15,101,639        5,457
Jack G. Wahlig                                  15,057,775       49,321
Connie Wimer                                    15,010,069       97,027

Proposal 2 - Approval of West Bancorporation, Inc. Restricted Stock Compensation Plan

The West Bancorporation, Inc. Restricted Stock Compensation Plan was approved at the shareholder's meeting with 81 percent of the shares represented voting in favor of the plan.

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

      10.18       Consulting Agreement(7)

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

      (7) Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.

(Registrant)

August 4, 2005          By: /s/ Thomas E. Stanberry
                            ----------------------------------------------------
Dated                       Thomas E. Stanberry
                            Chairman, President and Chief Executive Officer

August 4, 2005          By: /s/ Douglas R. Gulling
                            ----------------------------------------------------
Dated                       Douglas R. Gulling
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

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