Form 10-Q
period 2005-09-30
WEST BANCORPORATION INC
filed 2005-11-04
CIK 1166928

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED                                        COMMISSION FILE NUMBER
September 30, 2005                                                0-49677

                            WEST BANCORPORATION, INC.
             (Exact Name of Registrant as Specified in its Charter)

          IOWA                                           42-1230603
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

                               Yes   x   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   x   No
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   x
                                   -----    -----

As of November 2, 2005, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                              September 30,    December 31,
                                                                                  2005             2004
                                                                             --------------   --------------
Assets
Cash and due from banks                                                      $   36,352,953   $   18,686,360
Federal funds sold and other short-term investments                               6,550,686       11,193,099
                                                                             --------------   --------------
   Cash and cash equivalents                                                     42,903,639       29,879,459
                                                                             --------------   --------------
Securities available for sale                                                   288,301,484      281,110,020
Securities held to maturity (approximate market value of $60,141,000
   at December 31, 2004)                                                                 --       59,419,549
Federal Home Loan Bank stock, at cost                                             8,887,800        6,522,800
                                                                             --------------   --------------
   Total securities                                                             297,189,284      347,052,369
                                                                             --------------   --------------
Loans                                                                           830,131,517      725,845,003
   Allowance for loan losses                                                     (7,305,814)      (6,526,824)
                                                                             --------------   --------------
Loans, net                                                                      822,825,703      719,318,179
                                                                             --------------   --------------
Premises and equipment, net                                                       4,700,735        4,309,597
Accrued interest receivable                                                       7,740,989        6,505,047
Goodwill and other intangible assets                                             16,307,447       16,561,810
Bank-owned life insurance                                                        21,885,254       21,256,138
Other assets                                                                      6,858,308        3,551,911
                                                                             --------------   --------------
   Total assets                                                              $1,220,411,359   $1,148,434,510
                                                                             ==============   ==============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Noninterest bearing demand                                                $  209,489,389   $  186,710,245
   Savings and interest bearing demand                                          306,115,707      422,560,048
   Time, in excess of $100,000                                                  284,164,042      193,716,248
   Other time                                                                    73,187,964       62,945,833
                                                                             --------------   --------------
   Total deposits                                                               872,957,102      865,932,374
Federal funds purchased and securities sold under agreements to repurchase       78,282,838       74,543,033
Other short-term borrowings                                                      70,862,268        4,668,451
Accrued expenses and other liabilities                                            4,518,657        3,777,903
Subordinated notes                                                               20,619,000       20,619,000
Federal Home Loan Bank advances and other long-term borrowings                   69,645,018       81,273,773
                                                                             --------------   --------------
   Total liabilities                                                          1,116,884,883    1,050,814,534
                                                                             --------------   --------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; 16,701,843 shares issued and outstanding at September 30, 2005 and
   December 31, 2004, respectively                                                3,000,000        3,000,000
Additional paid-in capital                                                       32,000,000       32,000,000
Retained earnings                                                                69,338,133       62,565,046
Accumulated other comprehensive income (loss)                                      (811,657)          54,930
                                                                             --------------   --------------
   Total stockholders' equity                                                   103,526,476       97,619,976
                                                                             --------------   --------------
   Total liabilities and stockholders' equity                                $1,220,411,359   $1,148,434,510
                                                                             ==============   ==============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                               -------------------------   -------------------------
                                                                   2005          2004          2005          2004
                                                               -----------   -----------   -----------   -----------
Interest income:
   Loans                                                       $12,980,293   $ 9,457,232   $35,796,213   $27,036,739
   Securities:
      U.S. Treasury, government agencies and corporations        1,708,489     1,674,276     5,366,040     4,391,663
      States and political subdivisions                          1,080,120       613,557     3,063,788     1,581,676
      Other                                                        337,051       643,703     1,363,056     2,083,609
   Federal funds sold and other short-term investments              45,675       183,265       304,712       550,411
                                                               -----------   -----------   -----------   -----------
         Total interest income                                  16,151,628    12,572,033    45,893,809    35,644,098
                                                               -----------   -----------   -----------   -----------
Interest expense:
   Demand deposits                                                  56,511        21,711       126,679        61,515
   Savings deposits                                              1,364,037       820,625     3,771,494     2,398,382
   Time deposits                                                 3,041,428     1,001,957     6,979,239     2,294,109
   Federal funds purchased and securities sold under
      agreements to repurchase                                     611,355       134,899     1,635,455       468,237
   Other short-term borrowings                                     462,218       265,040     1,211,395       347,271
   Subordinated notes                                              370,867       370,867     1,100,616     1,104,611
   Long-term borrowings                                            883,328       938,424     2,635,906     2,795,297
                                                               -----------   -----------   -----------   -----------
         Total interest expense                                  6,789,744     3,553,523    17,460,784     9,469,422
                                                               -----------   -----------   -----------   -----------
         Net interest income                                     9,361,884     9,018,510    28,433,025    26,174,676
Provision for loan losses                                          450,000       325,000     1,325,000       775,000
                                                               -----------   -----------   -----------   -----------
         Net interest income after provision for loan losses     8,911,884     8,693,510    27,108,025    25,399,676
                                                               -----------   -----------   -----------   -----------
Noninterest income:
   Service charges on deposit accounts                           1,214,142     1,339,223     3,500,949     3,759,792
   Trust services                                                  202,475       157,000       531,300       415,500
   Investment advisory fees                                        904,236       711,166     2,478,115     1,900,187
   Increase in cash value of bank-owned life insurance             212,621       213,072       629,117       658,037
   Net realized gains (losses) from sales of securities
      available for sale                                           158,377         1,975       201,565       244,981
   Other income                                                    340,732       334,959     1,226,266     1,042,483
                                                               -----------   -----------   -----------   -----------
         Total noninterest income                                3,032,583     2,757,395     8,567,312     8,020,980
                                                               -----------   -----------   -----------   -----------
Noninterest expense:
   Salaries and employee benefits                                2,579,400     2,408,132     7,743,658     7,297,535
   Occupancy                                                       624,168       494,033     1,817,057     1,499,206
   Data processing                                                 367,753       338,189     1,057,561     1,027,348
   Other expenses                                                1,083,010       918,084     3,241,875     2,880,750
                                                               -----------   -----------   -----------   -----------
         Total noninterest expense                               4,654,331     4,158,438    13,860,151    12,704,839
                                                               -----------   -----------   -----------   -----------
         Income before income taxes                              7,290,136     7,292,467    21,815,186    20,715,817
Income taxes                                                     2,327,432     2,485,641     7,025,214     7,093,924
                                                               -----------   -----------   -----------   -----------
         Net income                                            $ 4,962,704   $ 4,806,826   $14,789,972   $13,621,893
                                                               ===========   ===========   ===========   ===========
Earnings per share, basic                                      $      0.30   $      0.29   $      0.89   $      0.81
                                                               ===========   ===========   ===========   ===========
Cash dividends per share                                       $     0.160   $     0.160   $     0.480   $     0.464
                                                               ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                         --------------------------
                                                             2005           2004
                                                         ------------   -----------
Common stock:
   Beginning of year balance                             $  3,000,000   $ 3,000,000
                                                         ------------   -----------
   End of period balance                                    3,000,000     3,000,000
                                                         ------------   -----------
Additional paid-in capital:
   Beginning of year balance                               32,000,000    32,000,000
                                                         ------------   -----------
   End of period balance                                   32,000,000    32,000,000
                                                         ------------   -----------
Retained earnings:
   Beginning of year balance                               62,565,046    56,796,771
   Net income                                              14,789,972    13,621,893
   Dividends on common stock                               (8,016,885)   (7,811,582)
   Purchase of fractional shares resulting from
      stock dividend                                               --        (2,090)
   Shares reacquired under the common stock
      repurchase plan                                              --    (2,360,235)
                                                         ------------   -----------
   End of period balance                                   69,338,133    60,244,757
                                                         ------------   -----------
Accumulated other comprehensive income (loss):
   Beginning of year balance                                   54,930     1,099,573
   Unrealized gains (losses) on securities, net of tax       (866,587)     (314,915)
                                                         ------------   -----------
   End of period balance                                     (811,657)      784,658
                                                         ------------   -----------
Total stockholders' equity                               $103,526,476   $96,029,415
                                                         ============   ===========

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Net Income                                               $14,789,972    $13,621,893
Other comprehensive income (loss), unrealized gains
   (losses) on securities, net of reclassification
   adjustment, net of tax                                   (866,587)      (314,915)
                                                         -----------    -----------
Comprehensive income                                     $13,923,385    $13,306,978
                                                         ===========    ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                      2005            2004
                                                                                 -------------   -------------
Cash Flows from Operating Activities
   Net income                                                                    $  14,789,972   $  13,621,893
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      1,325,000         775,000
      Net amortization and accretion                                                   824,609       1,508,164
      Loss on disposal of fixed assets                                                  22,857              --
      Net gains from sales of securities available for sale
         and loans held for sale                                                      (339,175)       (360,131)
      Proceeds from sales of loans held for sale                                    12,312,529       9,612,269
      Originations of loans held for sale                                          (12,179,419)     (9,537,119)
      Depreciation                                                                     390,785         255,794
      Deferred income taxes                                                           (172,532)        443,070
      Change in assets and liabilities:
         Increase in accrued interest receivable                                    (1,235,942)       (576,401)
         Increase in accrued expenses and other liabilities                            740,754      12,304,300
                                                                                 -------------   -------------
            Net cash provided by operating activities                               16,479,438      28,046,839
                                                                                 -------------   -------------
Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities of securities available for sale      72,458,156      80,351,815
   Purchases of securities available for sale                                      (41,647,438)   (163,774,781)
   Proceeds from maturities and calls of securities held to maturity                19,431,000      36,445,000
   Purchases of securities held to maturity                                                 --     (30,717,947)
   Acquisition of Federal Home Loan Bank stock                                     (14,198,400)     (9,520,300)
   Proceeds from redemption of Federal Home Loan Bank stock                         11,833,400       5,595,700
   Net increase in loans                                                          (104,828,024)    (78,967,479)
   Purchases of premises and equipment                                                (804,780)       (438,508)
   Change in other assets                                                           (3,240,637)       (428,739)
                                                                                 -------------   -------------
            Net cash (used) in investing activities                                (60,996,723)   (161,455,239)
                                                                                 -------------   -------------
Cash Flows from Financing Activities
   Net change in deposits                                                            7,024,728      88,071,342
   Net change in federal funds purchased and securities sold
      under agreements to repurchase                                                 3,739,805     (41,216,858)
   Net change in other short-term borrowings                                        65,693,817      85,847,217
   Proceeds from long-term borrowings                                                       --      10,619,000
   Principal payments on long-term borrowings                                      (10,900,000)    (13,900,000)
   Purchase of fractional shares resulting from stock dividend                              --          (2,090)
   Payment for shares reacquired under common stock
      repurchase plan                                                                       --      (2,360,235)
   Cash dividends                                                                   (8,016,885)     (7,811,582)
                                                                                 -------------   -------------
            Net cash provided by financing activities                               57,541,465     119,246,794
                                                                                 -------------   -------------
            Net increase (decrease) in cash and cash equivalents                    13,024,180     (14,161,606)
Cash and Cash Equivalents
   Beginning                                                                        29,879,459      82,073,799
                                                                                 -------------   -------------
   End                                                                           $  42,903,639   $  67,912,193
                                                                                 =============   =============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                   $  16,527,967   $   8,984,818
      Income taxes                                                                   7,224,763       6,050,000

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, the consolidated statements of stockholders' equity, comprehensive income, and cash flows for the nine months ended September 30, 2005 and 2004, and the consolidated balance sheets as of September 30, 2005 and December 31, 2004 include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. d/b/a VMF Capital. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended September 30, 2005 and 2004 was 16,701,843 and 16,701,890, respectively, and the average number of shares outstanding for the nine months ended September 30, 2005 and 2004 was 16,701,843 and 16,781,235, respectively.

3. Transfer of Investment Securities Non-Cash Investing Activity

During the three months ended September 30, 2005, the Company transferred all held to maturity investment securities to the available for sale category. The net carrying amount of transferred securities was $39,848,000. The related unrealized gains at the date of transfer were $413,000, and are included in other comprehensive income. The decision to transfer all held to maturity securities to the available for sale category was made to allow the entire investment portfolio to be managed on a total return basis.

4. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2004 consolidated financial statements. The Company's commitments as of September 30, 2005 and December 31, 2004 are approximately as follows:

                               September 30, 2005   December 31, 2004
                               ------------------   -----------------
Commitments to extend credit      $252,848,000         $188,495,000
Standby letters of credit           23,584,000           22,181,000
                                  ------------         ------------
                                  $276,432,000         $210,676,000
                                  ============         ============

5. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company's primary business segment is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, as the holding company's operation is similar to the bank. The "Other" segment represents the Company's investment management subsidiary and intercompany eliminations. Selected financial information on the Company's segments is presented below for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands).

                                                         Three months ended September 30,
                                      -----------------------------------------------------------------------
                                                2005 Segments                        2004 Segments
                                      ---------------------------------    ----------------------------------
                                      Banking     Other    Consolidated    Banking      Other    Consolidated
                                      -------     -----    ------------    -------      -----    ------------
Interest income                       $16,152     $ --        $16,152      $12,572      $ --        $12,572
Interest expense                        6,775       15          6,790        3,530        23          3,553
                                      -------     ----        -------      -------      ----        -------
Net interest income                     9,377      (15)         9,362        9,042       (23)         9,019
Provision for loan losses                 450       --            450          325        --            325
                                      -------     ----        -------      -------      ----        -------
Net interest income after provision
   for loan losses                      8,927      (15)         8,912        8,717       (23)         8,694
Noninterest income                      2,128      904          3,032        2,046       711          2,757
Noninterest expense                     3,983      671          4,654        3,555       603          4,158
                                      -------     ----        -------      -------      ----        -------
Income before income taxes              7,072      218          7,290        7,208        85          7,293
Income taxes                            2,237       90          2,327        2,456        30          2,486
                                      -------     ----        -------      -------      ----        -------
Net income                            $ 4,835     $128        $ 4,963      $ 4,752      $ 55        $ 4,807
                                      =======     ====        =======      =======      ====        =======
Depreciation and amortization         $   183     $ 41        $   224      $   129      $ 44        $   173
                                      =======     ====        =======      =======      ====        =======

                                                          Nine months ended September 30,
                                      -----------------------------------------------------------------------
                                                 2005 Segments                        2004 Segments
                                      ----------------------------------   ----------------------------------
                                        Banking     Other   Consolidated     Banking     Other   Consolidated
                                      ----------   ------   ------------   ----------   ------   ------------
Interest income                       $   45,894   $   --    $   45,894    $   35,644   $   --    $   35,644
Interest expense                          17,416       45        17,461         9,401       68         9,469
                                      ----------   ------    ----------    ----------   ------    ----------
Net interest income                       28,478      (45)       28,433        26,243      (68)       26,175
Provision for loan losses                  1,325       --         1,325           775       --           775
                                      ----------   ------    ----------    ----------   ------    ----------
Net interest income after provision
   for loan losses                        27,153      (45)       27,108        25,468      (68)       25,400
Noninterest income                         6,089    2,478         8,567         6,121    1,900         8,021
Noninterest expense                       11,892    1,968        13,860        10,826    1,879        12,705
                                      ----------   ------    ----------    ----------   ------    ----------
Income before income taxes                21,350      465        21,815        20,763      (47)       20,716
Income taxes                               6,834      191         7,025         7,109      (15)        7,094
                                      ----------   ------    ----------    ----------   ------    ----------
Net income                            $   14,516   $  274    $   14,790    $   13,654   $  (32)   $   13,622
                                      ==========   ======    ==========    ==========   ======    ==========
Depreciation and amortization         $      518   $  127    $      645    $      395   $  132    $      527
                                      ==========   ======    ==========    ==========   ======    ==========
Total assets                          $1,217,474   $2,937    $1,220,411    $1,185,165   $2,627    $1,187,792
                                      ==========   ======    ==========    ==========   ======    ==========

6. Use of Estimates in the Preparation of Financial Statements

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

7. Critical Accounting Policies

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

8. Subsequent Event

On October 24, 2005, the Company announced a definitive agreement to acquire Investors Management Group (IMG), a wholly-owned subsidiary of AMCORE Financial, Inc. The acquisition is subject to customary conditions, including approvals or consents from a requisite percentage of IMG's clients, and is expected to close late in the fourth quarter of 2005. The Company expects the acquisition to be neutral to earnings in 2006.

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

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiary, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital"). It focuses on the consolidated results of operations for the three and nine months ended September 30, 2005, compared to the same periods in 2004 and on the consolidated financial condition of the Company and its subsidiaries at September 30, 2005, compared to December 31, 2004.

Net income for the three months ended September 30, 2005 increased 3.2 percent to $4,963,000 compared to $4,807,000 for the same period in 2004. The increase was primarily due to a 3.8 percent increase in net interest income, a 27.1 percent increase in investment advisory fees and higher gains from sales of securities. These improvements were somewhat offset by an 11.9 percent increase in noninterest expense.

For the first nine months of 2005, net income was $14,790,000, or $.89 per share, which is an 8.6 percent increase over last year. Net income for the first nine months of 2005 is higher than the previous year primarily due to higher net interest income which increased $2,258,000 due to significant loan growth. The provision for loan losses was $550,000 higher than the same period last year. Noninterest income for the first nine months of 2005 increased by $546,000 while noninterest expenses were $1,155,000 higher than in 2004.

The year-to-date net interest margin has declined 16 basis points from a year ago. The decline is the result of the cost of short-term borrowings and jumbo certificates of deposit rising more than the yields on the loan and investment portfolios.

Year-to-date noninterest income was higher than last year due to investment advisory fees earned by VMF Capital, increased trust fees and higher loan related fees.

Year-to-date noninterest expense was 9.1 percent higher than a year ago due to increases in compensation related expenses, occupancy costs and net other real estate owned expenses.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2005 compared with the same periods in 2004 (dollars in thousands).

                                Three Months Ended September 30,                Nine Months Ended September 30,
                         ---------------------------------------------   ---------------------------------------------
                            2005         2004       Change    Change-%      2005         2004       Change    Change-%
                         ----------   ----------   --------   --------   ----------   ----------   --------   --------
Net income               $    4,963   $    4,807   $    156      3.2%    $   14,790   $   13,622   $  1,168      8.6%
Average assets            1,189,373    1,066,044    123,329     11.6%     1,181,382    1,023,855    157,527     15.4%
Average stockholders'
   equity                   101,875       93,290      8,585      9.2%        99,628       93,506      6,122      6.5%

Return on assets               1.66%        1.79%    -0.13%                    1.67%        1.78%     -0.11%

Return on equity              19.33%       20.50%    -1.17%                   19.85%       19.46%      0.39%

Efficiency ratio              36.61%       34.38%     2.23%                   36.27%       36.49%     -0.22%

Dividend payout ratio         53.33%       55.17%    -1.84%                   53.93%       57.28%     -3.35%

Equity to assets ratio         8.57%        8.75%    -0.18%                    8.43%        9.13%     -0.70%

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

Data for the three months ended September 30 (dollars in thousands):

                                              Average Balance                    Interest Income/Expense           Yield/Rate
                                 ----------------------------------------  ----------------------------------  ------------------
                                    2005       2004     Change   Change-%    2005     2004   Change  Change-%  2005  2004  Change
                                 ----------  --------  --------  --------  -------  -------  ------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                       $  282,204  $262,528  $ 19,676     7.49%  $ 4,693  $ 3,499  $1,194    34.12%  6.60% 5.30%  1.30%
Real estate                         477,448   363,603   113,845    31.31%    7,886    5,559   2,327    41.86%  6.55% 6.08%  0.47%
Consumer                             10,907    11,933    (1,026)  -8.60%       221      216       5     2.31%  8.05% 7.21%  0.84%
Other                                22,359    18,778     3,581    19.07%      253      266     (13)   -4.89%  4.49% 5.63% -1.14%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Total loans                         792,918   656,842   136,076    20.72%   13,053    9,540   3,513    36.82%  6.53% 5.78%  0.75%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Investment securities:
Taxable                             203,444   245,860   (42,416)  -17.25%    2,134    2,418    (284)  -11.75%  4.20% 3.93%  0.27%
Tax-exempt                          106,075    61,111    44,964    73.58%    1,396      762     634    83.20%  5.27% 4.99%  0.28%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Total investment securities         309,519   306,971     2,548     0.83%    3,530    3,180     350    11.01%  4.57% 4.14%  0.43%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Federal funds sold and
   short-term investments             4,732    29,171   (24,439)  -83.78%       46      171    (125)  -73.10%  3.83% 2.34%  1.49%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Total interest-earning assets    $1,107,169  $992,984  $114,185    11.50%   16,629   12,891   3,738    29.00%  5.96% 5.17%  0.79%
                                 ==========  ========  ========   ======   -------  -------  ------   ------   ----  ----  -----
Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets             $  307,970  $372,708  $(64,738)  -17.37%    1,421      842     579    68.76%  1.83% 0.90%  0.93%
Time deposits                       366,023   207,069   158,954    76.76%    3,041    1,002   2,039   203.49%  3.30% 1.92%  1.38%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Total deposits                      673,993   579,777    94,216    16.25%    4,462    1,844   2,618   141.97%  2.63% 1.27%  1.36%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Other borrowed funds                213,808   213,289       519     0.24%    2,328    1,709     619    36.22%  4.32% 3.19%  1.13%
                                 ----------  --------  --------   ------   -------  -------  ------   ------   ----  ----  -----
Total interest-bearing
   liabilities                   $  887,801  $793,066  $ 94,735    11.95%    6,790    3,553   3,237    91.11%  3.03% 1.78%  1.25%
                                 ==========  ========  ========   ======   -------  -------  ------   ------   ----  ----  -----
Tax-equivalent net interest
   income                                                                  $ 9,839  $ 9,338  $  501     5.37%
                                                                           =======  =======  ======   ======
Net interest spread                                                                                            2.93% 3.39% -0.46%
                                                                                                               ====  ====  =====
Net interest margin                                                                                            3.53% 3.74% -0.21%
                                                                                                               ====  ====  =====

Data for the nine months ended September 30 (dollars in thousands):

                                              Average Balance                    Interest Income/Expense           Yield/Rate
                                 ----------------------------------------  -----------------------------------  ------------------
                                    2005       2004     Change   Change-%    2005     2004    Change  Change-%  2005  2004  Change
                                 ----------  --------  --------  --------  -------  -------  -------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                       $  273,130  $283,333  $(10,203)   -3.60%  $12,841  $11,270  $ 1,571    13.94%  6.29% 5.31%  0.98%
Real estate                         460,289   311,473   148,816    47.78%   21,821   14,409    7,412    51.44%  6.34% 6.18%  0.16%
Consumer                             10,812    14,642    (3,830)  -26.16%      617      778     (161)  -20.69%  7.63% 7.10%  0.53%
Other                                20,273    18,673     1,600     8.57%      735      842     (107)  -12.71%  4.85% 6.02% -1.17%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Total loans                         764,504   628,121   136,383    21.71%   36,014   27,299    8,715    31.92%  6.30% 5.81%  0.49%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Investment securities:
Taxable                             220,566   233,155   (12,589)   -5.40%    6,995    6,755      240     3.55%  4.23% 3.86%  0.37%
Tax-exempt                          102,506    53,400    49,106    91.96%    3,995    1,914    2,081   108.73%  5.20% 4.78%  0.42%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Total investment securities         323,072   286,555    36,517    12.74%   10,990    8,669    2,321    26.77%  4.54% 4.03%  0.51%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Federal funds sold and
   short-term investments            12,817    38,164   (25,347)  -66.42%      305      539     (234)  -43.41%  3.18% 1.89%  1.29%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Total interest-earning assets    $1,100,393  $952,840  $147,553    15.49%   47,309   36,507   10,802    29.59%  5.75% 5.12%  0.63%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets             $  340,335  $385,256  $(44,921)  -11.66%  $ 3,898  $ 2,460    1,438    58.46%  1.53% 0.85%  0.68%
Time deposits                       320,894   167,823   153,071    91.21%    6,979    2,294    4,685   204.23%  2.91% 1.83%  1.08%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Total deposits                      661,229   553,079   108,150    19.55%   10,877    4,754    6,123   128.80%  2.20% 1.15%  1.05%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Other borrowed funds                222,509   201,875    20,634    10.22%    6,584    4,715    1,869    39.64%  3.96% 3.12%  0.84%
                                 ----------  --------  --------   ------   -------  -------  -------   ------   ----  ----   ----
Total interest-bearing
   liabilities                   $  883,738  $754,954  $128,784    17.06%   17,461    9,469    7,992    84.40%  2.64% 1.68%  0.96%
                                 ==========  ========  ========   ======   -------  -------  -------   ------   ----  ----   ----
Tax-equivalent net interest
   income                                                                  $29,848  $27,038  $ 2,810    10.39%
                                                                           =======  =======  =======   ======
Net interest spread                                                                                             3.11% 3.44% -0.33%
                                                                                                                ====  ====   ====
Net interest margin                                                                                             3.63% 3.79% -0.16%
                                                                                                                ====  ====   ====

Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories as well as changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net tax-equivalent interest income by the average of total interest-earning assets for the period. The net interest margin for the third quarter was 3.53 percent, which was 21 basis points lower than the same quarter last year and 9 basis points less than the second quarter of 2005. The decline from the prior quarter was due to continued increases in market rates on deposits and borrowings which have increased faster than the yields on earning assets. The Company's tax-equivalent net interest income for the nine months ended September 30, 2005 increased $2,810,000 compared to the nine months ended September 30, 2004. The increase was primarily attributable to a higher level of earning assets.

Taxable-equivalent interest income and fees on loans increased $8,715,000 in the first nine months of 2005 compared to the same period in 2004, due to a higher volume of outstanding loans. Average loans were $136.4 million higher than the first nine months of last year. The average yield on loans increased to 6.30 percent for the first nine months of 2005, compared to 5.81 percent for the same period in 2004. The yield on the Company's loan portfolio is affected by the amount of non-accrual loans, the mix of the portfolio, the effects of competition and the interest rate environment. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. At September 30, 2005, approximately 54 percent of the Company's loan portfolio consisted of variable rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $36.5 million higher than last year while the yield has increased 51 basis points. Most purchases of investment securities during the first nine months of 2005 have been agency bonds and tax-exempt municipal bonds with a maturity of five years or less. During the third quarter the Federal Home Loan Bank of Des Moines significantly reduced the amount of their quarterly dividend which lowered third quarter dividend income on this investment by $69,000. The likelihood and amount of future FHLB dividends is unknown at this time.

The average rate paid on deposits for the first nine months of 2005 increased to
2.20 percent from 1.15 percent for the same period last year. This increase was primarily the result of responding to increases in market interest rates. During the first nine months of 2005 the Federal Reserve raised short-term rates by 25 basis points five times. Compared to the first nine months of last year, the average balance of certificates of deposit was up $153.0 million, while the average balance of money market and savings accounts, which typically have lower rates, were $21.8 million and $26.6 million lower, respectively.

The average balance of borrowings for the first nine months of 2005 was $20.6 million higher than a year ago. Average short-term borrowings, which consisted primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of Des Moines (FHLB), increased by $31.3 million. Long-term borrowings which include fixed-rate FHLB advances, subordinated notes and a note payable related to the acquisition of VMF Capital in 2003 averaged $10.7 million less than a year ago. The decline was due to a maturity of an FHLB advance in the first quarter. The change in mix and market rate increases caused the overall cost of borrowings to increase by 84 basis points compared to the prior year.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2005 and 2004 as well as common ratios related to the allowance for loan losses (dollars in thousands).

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                         ------------------------------   ------------------------------
                                           2005       2004      Change      2005       2004      Change
                                         --------   --------   --------   --------   --------   --------
Balance at beginning of period           $  7,080   $  6,032   $  1,048   $  6,527   $  5,976   $    551
Charge-offs                                  (284)      (260)       (24)      (671)      (728)        57
Recoveries                                     60         43         17        125        117          8
                                         --------   --------   --------   --------   --------   --------
Net charge-offs                              (224)      (217)        (7)      (546)      (611)        65
Provision charged to operations               450        325        125      1,325        775        550
                                         --------   --------   --------   --------   --------   --------
Balance at end of period                 $  7,306   $  6,140   $  1,166   $  7,306   $  6,140   $  1,166
                                         ========   ========   ========   ========   ========   ========

Average loans outstanding                $792,918   $656,842   $136,076   $764,504   $628,121   $136,383

Ratio of net charge-offs during the
   period to average loans outstanding       0.03%      0.03%                 0.07%      0.10%
Ratio of allowance for loan losses
   to average loans outstanding              0.92%      0.93%                 0.96%      0.98%

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

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examinations. See also the discussion of nonperforming assets later in this report.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the other income category that represent significant variances are shown (dollars in thousands).

                                                Three Months Ended September 30,
                                              -----------------------------------
                                               2005     2004    Change   Change-%
                                              ------   ------   ------   --------
Noninterest income:
   Service charges on deposit accounts        $1,214   $1,340   $(126)     -9.40%
   Trust services                                202      157      45      28.66%
   Investment advisory fees                      904      711     193      27.14%
   Increase in cash value of bank-owned
      life insurance                             213      213      --       0.00%
   Other:
      VISA/Mastercard income                      28       43     (15)    -34.88%
      Debit card usage fees                       45       44       1       2.27%
      ATM card usage fees                         22       24      (2)     -8.33%
      Gain on sale of residential mortgages       28       36      (8)    -22.22%
      Gain on sale of commercial loans            --       --      --       0.00%
      Other loan fees                              8       --       8     100.00%
      All other                                  209      187      22      11.76%
                                              ------   ------   -----    -------
      Total other                                340      334       6       1.80%
                                              ------   ------   -----    -------
   Gain on sale of securities                    159        2     157    7850.00%
                                              ------   ------   -----    -------
      Total noninterest income                $3,032   $2,757   $ 275       9.97%
                                              ======   ======   =====    =======

                                                Nine Months Ended September 30,
                                              -----------------------------------
                                               2005     2004    Change   Change-%
                                              ------   ------   ------   --------
Noninterest income:
   Service charges on deposit accounts        $3,501   $3,760   $(259)     -6.89%
   Trust services                                531      416     115      27.64%
   Investment advisory fees                    2,478    1,900     578      30.42%
   Increase in cash value of bank-owned
      life insurance                             629      658     (29)     -4.41%
   Other:

      VISA/Mastercard income                     104      131     (27)    -20.61%
      Debit card usage fees                      147      111      36      32.43%
      ATM card usage fees                         64       76     (12)    -15.79%
      Gain on sale of residential mortgages       87      115     (28)    -24.35%
      Gain on sale of commercial loans            51       --      51     100.00%
      Other loan fees                            170       --     170     100.00%
      All other                                  603      609      (6)     -0.99%
                                              ------   ------   -----     ------
      Total other                              1,226    1,042     184      17.66%
                                              ------   ------   -----     ------
   Gain on sale of securities                    202      245     (43)    -17.55%
                                              ------   ------   -----     ------
      Total noninterest income                $8,567   $8,021   $ 546       6.81%
                                              ======   ======   =====     ======

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts declined for two reasons: 1) higher interest rates resulted in a higher earnings credit on commercial checking accounts which results in lower service charges; and 2) return check charges have been declining in 2005 due to fewer customers overdrawing their accounts. Investment advisory fees are fees earned by VMF Capital. The increase in fees was due to sales efforts throughout the past year which has resulted in total assets under management increasing from $725 million at September 30, 2004 to $825 million at September 30, 2005. The decrease in VISA/MasterCard income is due to a decline in the number of merchant customers and lower sales activity at certain merchants. The increase in debit card usage fees was the result of higher usage as customers continue to expand utilization of this convenient payment method. The decline in the ATM card usage fees was due to changes in behavior as non-customers seek to avoid surcharges when using an ATM. Gains from sale of residential mortgages originated for sale in the secondary market declined because of rising interest rates and increased pricing competition. The gains from the sale of commercial loans resulted from the sale of the SBA (Small Business Administration) guaranteed portion of commercial loans in the first half of the year. Noninterest related loan fees included the recognition of a fee for a loan commitment which was terminated by a customer in the second quarter.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the other expense category that represent significant variances are shown (dollars in thousands).

                                      Three Months Ended September 30,
                                    -----------------------------------
                                     2005     2004    Change   Change-%
                                    ------   ------   ------   --------
Noninterest expense:
   Salaries and employee benefits   $2,580   $2,408    $172       7.14%
   Occupancy                           624      494     130      26.32%
   Data processing                     367      338      29       8.58%
   Other:
      Insurance                         40       36       4      11.11%
      Supplies                          60       65      (5)     -7.69%
      Marketing                        114       82      32      39.02%
      Postage and courier               96      100      (4)     -4.00%
      Consulting fees                   90       30      60     200.00%
      OREO expense                      16      (71)     87     122.54%
      All other                        667      676      (9)     -1.33%
                                    ------   ------    ----     ------
      Total other                    1,083      918     165      17.97%
                                    ------   ------    ----     ------
      Total noninterest expense     $4,654   $4,158    $496      11.93%
                                    ======   ======    ====     ======

                                       Nine Months Ended September 30,
                                    -------------------------------------
                                      2005      2004    Change   Change-%
                                    -------   -------   ------   --------
Noninterest expense:
   Salaries and employee benefits   $ 7,744   $ 7,298   $  446      6.11%
   Occupancy                          1,817     1,499      318     21.21%
   Data processing                    1,057     1,027       30      2.92%
   Other:
      Insurance                         118        87       31     35.63%
      Supplies                          239       196       43     21.94%
      Marketing                         279       275        4      1.45%
      Postage and courier               298       276       22      7.97%
      Consulting fees                   199        56      143    255.36%
      OREO expense                       22      (172)     194    112.79%
      All other                       2,087     2,163      (76)    -3.51%
                                    -------   -------   ------    ------
      Total other                     3,242     2,881      361     12.53%
                                    -------   -------   ------    ------
      Total noninterest expense     $13,860   $12,705   $1,155      9.09%
                                    =======   =======   ======    ======

The increase in salaries and benefits was the result of staff additions, annual compensation adjustments and certain benefit costs, primarily medical insurance. Occupancy expenses were higher this year due to one additional location (Coralville, Iowa) and increased depreciation expense related to furniture and equipment upgrades throughout the Company. Insurance expense is higher because the Company's director's and officer's policy renewed in the third quarter of 2004 at premiums that were significantly higher. Supplies are higher because additional brochures were printed in the first quarter of 2005 as a result of product and pricing changes. Postage expense is higher because many of those brochures were mailed to clients. Marketing expenses on a year-to-date basis are virtually the same as in the prior year. Third quarter 2005 marketing expenses increased due to an upgrade of the website and branding work. The increase in consulting fees is due to a change in the contract with the Company's former chairman from that of an employment agreement to a consulting agreement and the hiring of an outside consultant to help with the implementation of software programs to assist with asset-liability management and profitability measurement. The net expense for other real estate owned increased from the prior year as 2004 included gains from the sale of several other real estate properties.

Income Tax Expense

The Company incurred income tax expense of $7,025,000 for the nine months ended September 30, 2005 compared to $7,094,000 for the nine months ended September 30, 2004. The effective income tax rate as a percent of income before taxes for the three and nine months ended September 30, 2005 was 31.9 percent and 32.2 percent, compared to 34.1 percent and 34.2 percent, respectively, for the same periods last year. The effective income tax rate is lower in 2005 because of a significantly higher level of income that is exempt from Federal income taxes. The average balance of tax-exempt municipal securities has nearly doubled compared to the prior year.

FINANCIAL CONDITION

Total assets as of September 30, 2005 were $1.2 billion, a slight increase from $1.1 billion at December 31, 2004. The increase is primarily due to increased loan volumes. The loan growth was funded by an increase in short-term borrowings and a decrease in the investment securities portfolio.

Investment Securities

Investment securities available for sale increased $7.2 million from December 31, 2004 to $288.3 million. During the three months ended September 30, 2005 all held to maturity securities were reclassified to the available for sale category. This decision was made so the entire portfolio could be managed on a total return basis.

Loans and Non-performing Assets

Loans outstanding increased $104.3 million from December 31, 2004 to September 30, 2005. The increase was primarily attributable to growth in commercial real estate, construction and commercial loans.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

                                        September 30, 2005   December 31, 2004   Change
                                        ------------------   -----------------   ------
Non-accrual loans                            $  697              $  785          $  (88)
Loans past due 90 days and still
   accruing interest                            524                  75             449
                                             ------              ------          ------
Total non-performing loans                    1,221                 860             361
Other real estate owned                       1,840                 175           1,665
                                             ------              ------          ------
Total non-performing assets                  $3,061              $1,035          $2,026
                                             ======              ======          ======

Non-performing assets to total loans           0.37%               0.14%           0.23%

Non-performing assets to total assets          0.25%               0.09%           0.16%

At September 30, 2005, non-accrual loans consist of eight loan relationships. Over half of the amount in this category was collateralized by 1 - 4 family real estate. In the opinion of management, loans past due 90 days and still accruing interest are adequately collateralized to cover any unpaid interest. Included in this category was one commercial real estate loan totaling approximately $450,000 that is fully collateralized by a first mortgage on the property.

The increase in total non-performing assets primarily relates to one project. In the first quarter of 2005, a commercial real estate loan totaling approximately $2,200,000 was placed on non-accrual status. During the second quarter of 2005, a partial charge-off of $300,000 was recorded against this loan. The Bank obtained the deed to this property during the third quarter of 2005 in lieu of foreclosure. An additional charge-off of approximately $155,000 was recorded in the third quarter when the property was transferred to other real estate owned. The Bank estimated the net realizable value of the property to be $1,750,000, which was the carrying value at September 30, 2005.

Reference is also made to the information and discussion earlier in this report under the heading "Provision for Loan Losses and the Related Allowance for Loan Losses".

Deposits

Total deposits as of September 30, 2005 were $873 million compared with $866 million as of December 31, 2004. While total deposits did not change significantly, there was a change in the mix of deposits. Money market accounts, which are liquid accounts and therefore pay relatively lower interest rates, declined approximately $104 million. Offsetting this decline was an increase in time certificates of deposit in excess of $100,000 category. That category increased approximately $90 million and primarily consisted of public unit deposits. Public unit deposits are generally obtained through a bidding process. Other changes included the super saver category decreasing approximately $4 million and non-interest bearing demand accounts rising approximately $23 million. The shift in the deposit mix was movements between categories in an attempt by customers to maximize the interest rate earned on those funds. It is expected that this trend will continue.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $78.3 million at September 30, 2005, up from $74.5 million at December 31, 2004. Other short-term borrowings, consisting of Treasury, Tax and Loan option notes, short-term FHLB borrowings and a note payable related to the acquisition of VMF Capital, increased $66.2 million since December 31, 2004 with virtually all of this increase attributable to short-term FHLB borrowings. Long-term borrowings consisted of fixed rate FHLB advance, subordinated notes and a note payable related to the acquisition of VMF Capital. Advances totaling $10.9 million were paid off at maturity during the first quarter of 2005.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet the requirements of depositors and borrowers, all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $42.9 million as of September 30, 2005, compared with $29.9 million as of December 31, 2004. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. The Company had additional borrowing capacity available from the FHLB of approximately $33.7 million at September 30, 2005 and has a $5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $100 million available through unsecured federal funds lines of credit with correspondent banks. The Bank was utilizing $30 million of those lines of credit at September 30, 2005. Management believes the combination of high levels of potentially liquid assets, positive cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at September 30, 2005 to meet the needs of borrowers and depositors.

The Company's total stockholders' equity increased to $103.5 million at September 30, 2005, from $97.6 million at December 31, 2004. Total stockholders' equity was 8.5 percent of total assets as of September 30, 2005 and December 31, 2004. The Bank is currently undergoing various remodeling projects and is implementing platform banking. The total estimated cost for both projects is $.4 million.

In April 2005, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. No repurchases have taken place under this authorization.

The table below shows the various measures of regulatory capital and related ratios (dollars in thousands).

Regulatory capital:

                                                               September 30, 2005   December 31, 2004
                                                               ------------------   -----------------
Total shareholders' equity                                          $103,526            $ 97,620
Plus: net unrealized losses on available for sale securities             812                  --
Less: net unrealized gains on available for sale securities               --                 (55)
Less: intangible assets                                              (16,308)            (16,562)
Plus: subordinated notes                                              20,000              20,000
                                                                    --------            --------
Tier 1 capital                                                       108,030             101,003
Plus: allowance for loan losses                                        7,306               6,527
                                                                    --------            --------
Total risk-based capital                                            $115,336            $107,530
                                                                    ========            ========

                                                      Regulatory
                                                 requirements to be:                 Actual Regulatory
                                              -------------------------            Capital Ratios as of:
                                               Adequately      Well-      --------------------------------------
                                              Capitalized   Capitalized   September 30, 2005   December 31, 2004
                                              -----------   -----------   ------------------   -----------------
Total risk-based capital
   as % of risk-weighted assets                   8.0%         10.0%             12.0%               12.3%
Tier 1 capital as % of risk-weighted assets       4.0%          6.0%             11.3%               11.6%
Tier 1 capital as % average assets                4.0%          5.0%              9.2%                8.6%

Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals. Management believes, and data in the above table show that, as of September 30, 2005 and December 31, 2004, the Company met all capital adequacy requirements to which it is subject. As of those same dates, West Bank was "well capitalized" under regulatory prompt corrective action provisions.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 3, 2005 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2004. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2005 changed when compared to 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases during the nine months ended September 30, 2005 of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 13, 2005 or the previous stock buy-back plan approved in April of 2004.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

Exhibits
--------
3.1        Restated Articles of Incorporation of the Company(1)
3.2        By-laws of the Company(1)
10.1       Lease for Main Bank Facility(1)
10.2       Supplemental Agreement to Lease for Main Bank Facility(1)
10.3       Short-term Lease related to Main Bank Facility(1)
10.4       Assignment(1)
10.5       Lease Modification Agreement No. 1 for Main Bank Facility(1)
10.6       Memorandum of Real estate contract(1)
10.7       Affidavit(1)
10.8       Addendum to Lease for Main Bank Facility(1)
10.9       Data Processing Contract(1)
10.10      Employment Contract(1)
10.12      Data Processing Contract Amendment(2)
10.13      Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank(3)
10.14      Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)
10.15      The Employee Savings and Stock Ownership Plan, as amended(5)
10.16      Amendment to Lease Agreement(6)
10.17      Employment Agreement(6)
10.18      Consulting Agreement(7)
31.1       Certification of Chief Executive Officer under Section 302 of the
           Sarbanes Oxley Act of 2002
31.2       Certification of Chief Financial Officer under Section 302 of the
           Sarbanes Oxley Act of 2002
32.1       Certification of Chief Executive Officer under Section 906 of the
           Sarbanes-Oxley Act of 2002
32.2       Certification of Chief Financial Officer under Section 906 of the
           Sarbanes-Oxley Act of 2002

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

West Bancorporation, Inc.
(Registrant)


November 3, 2005                        By: /s/ Thomas E. Stanberry
Dated                                       ------------------------------------
                                            Thomas E. Stanberry
                                            Chairman, President and Chief
                                            Executive Officer


November 3, 2005                        By: /s/ Douglas R. Gulling
Dated                                       ------------------------------------
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