Form 10-K
period 2005-12-31
WEST BANCORPORATION INC
filed 2006-03-08
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________ to _________________

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

Registrant's telephone number, including area code (515)222-2300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $305,688,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date, February 16, 2006.

                  16,701,843 shares Common Stock, no par value

                       DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 2005 calendar year, which was filed on March 7, 2006, is incorporated by reference into Part I, Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 7, 2006, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                               TABLE OF CONTENTS

                                                                                          PAGE
                                     PART I

ITEM 1.      BUSINESS.................................................................      4

ITEM 1A.     RISK FACTORS.............................................................     12

ITEM 1B.     UNRESOLVED STAFF COMMENTS................................................     13

ITEM 2.      PROPERTIES...............................................................     13

ITEM 3.      LEGAL PROCEEDINGS........................................................     14

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     14

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND ISSUER PURCHASERS OF EQUITY SECURITIES...............................     14

ITEM 6.      SELECTED FINANCIAL DATA..................................................     14

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS....................................................     14

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............     15

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................     15

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.....................................................     15

ITEM 9A.     CONTROLS AND PROCEDURES..................................................     15

ITEM 9B      OTHER INFORMATION........................................................     15

                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................     16

ITEM 11.     EXECUTIVE COMPENSATION...................................................     18

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..........................................     18

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................     18

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................     18

                                     PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...............................     19

                                     PART I

ITEM 1. BUSINESS

GENERAL

West Bancorporation, Inc. (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100 percent of the stock of one state banking subsidiary and two registered investment advisory firms, as described below. All of the Company's banking operations are conducted in the State of Iowa and primarily within the Des Moines and Iowa City, Iowa metropolitan areas. The Company's registered investment advisory firms' operations are conducted primarily in the Des Moines and Cedar Rapids, Iowa metropolitan areas, but they also have clients throughout the United States. The Company does not engage in any material business activities apart from its ownership of its banking and investment advisory subsidiaries. The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266 and its telephone number is (515) 222-2300. The Company's website address is www.westbankiowa.com.

The Company was organized and incorporated on May 22, 1984, under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, West Bank (sometimes referred to as the "Bank") whose main office is located in West Des Moines, Iowa.

The principal sources of Company revenue are derived from West Bank: (1) interest and fees earned on loans made; (2) service charges on deposit accounts; and (3) interest on fixed income securities.

West Bank's lending activities consist primarily of short-term and medium-term commercial and real estate loans, business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans, and conventional and secondary market mortgage loan origination. West Bank also offers a variety of demand, savings and time deposits, merchant credit card processing, safe deposit boxes, wire transfers, debit cards, direct deposit of payroll and social security checks, automated teller machine access, trust services and correspondent bank services.

The Company's investment advisory subsidiary WB Capital Management Inc. was formed on October 1, 2003. At that time, WB Capital Management Inc. purchased the assets of VMF Capital, L.L.C., a registered investment advisor. The subsidiary is operating as VMF Capital.

The Company's investment advisory subsidiary Investors Management Group, Ltd. ("IMG") was acquired on December 30, 2005, from AMCORE Financial, Inc. IMG's focus on managing fixed income assets complements and adds to the investment advisory services offered through VMF Capital.

Information regarding the Company's operating segments appearing on pages 58 through 59 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, is incorporated herein by reference.

BANKING SUBSIDIARY

West Bank, West Des Moines, Iowa. West Bank is a state chartered commercial bank insured by the Federal Deposit Insurance Corporation ("FDIC"), organized in 1893. The Bank became a wholly owned subsidiary of the Company in 1984. On July 18, 2003, the Bank purchased the assets and assumed certain liabilities of Hawkeye State Bank in Iowa City, Iowa. Assets acquired in the transaction totaled approximately $129 million at two offices in Iowa City. In December 2004, the bank opened an additional office in Coralville, which is in the Iowa City metropolitan area. West Bank provides full-service banking to businesses and residents primarily in the Des Moines and Iowa City metropolitan areas as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations, and who emphasize long-term customer relationships. West Bank conducts business out of eight full-service offices within the Des Moines metropolitan area and three full-service offices in the Iowa City metropolitan area.

As of December 31, 2005, West Bank had capital of $95,806,000. West Bank had net income of $19,670,000 in 2005, $18,908,000 in 2004 and $17,783,000 in 2003. The
Bank's total assets as of December 31, 2005, 2004, and 2003 were $1,224,010,000, $1,139,372,000, and $997,097,000, respectively.

INVESTMENT ADVISOR SUBSIDIARIES

WB Capital Management Inc. (d/b/a VMF Capital), Clive, Iowa. VMF Capital is a registered investment advisor regulated by the Securities and Exchange Commission providing portfolio management services to individual investors, retirement plans, corporations, foundations and endowments. The subsidiary specializes in domestic equity and fixed income strategies and also provides customized strategies to meet specific investment objectives of clients.

As of December 31, 2005, VMF Capital had approximately $800 million in assets under management. For the years ended December 31, 2005, and 2004 net income was $400,000 and $55,000, respectively, and for the three-month period ended December 31, 2003, VMF Capital had a net loss of $87,000.

Investors Management Group, Ltd. ("IMG"), West Des Moines, Iowa. IMG is a registered investment advisor regulated by the Securities and Exchange Commission providing portfolio management services to insurance companies, banks, political subdivisions, mutual funds, associations, other organizations and individual investors. The subsidiary specializes in fixed income portfolios.

As of December 31, 2005, IMG had approximately $4 billion in assets under management. IMG was acquired on December 30, 2005, and, therefore, no operating results for IMG are included in the Company's consolidated financial statements for 2005.

BUSINESS STRATEGY AND OPERATIONS

The Company is a bank holding company serving primarily the Des Moines and Iowa City metropolitan areas. As previously discussed, during 2003, the Bank grew through the acquisition of two offices in Iowa City. In 2004 and 2005, growth resulted from expanding existing relationships, new customer relationships, and opening a new office late in 2004. The Company's business strategy is to emphasize strong personal and business relationships, and to provide products and services that meet the needs of its customers. The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals. To accomplish these goals, West Bank focuses on small to medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

West Bank offers a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts, money market accounts and time certificates of deposit. One major goal of the Bank's product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the marketplace at competitive rates. In addition, the Bank offers retirement accounts such as Individual Retirement Accounts. The FDIC insures all deposit accounts up to the maximum amount. The Bank solicits these accounts from small-to-medium sized businesses and from individuals who live and/or work within its market area. Occasionally, one particular customer may have balances in short-term deposits that represent approximately 15 percent of the Bank's total deposits. The Company does not believe that the loss of deposits of any one customer or of a few customers would have an adverse effect on the Bank's operation or erode its core deposit base.

Loans are provided to creditworthy borrowers regardless of their race, color, national origin or ancestry, religion, sex, age, marital status, sexual orientation, disability, veteran status, receipt of public assistance, or any other basis prohibited by law. West Bank intends to fulfill this commitment while maintaining prudent credit standards. In the course of fulfilling this obligation to meet the credit needs of the marketplace it serves, West Bank will consider each credit application without regard to the fact that the applicant may reside in a low to moderate income neighborhood, or to the geographic location of the residence, property, or business within the market area.

The Bank provides quality financial products and services such as telephone and internet banking and trust services that meet the banking needs of its customers and its market place. The loan programs and acceptance of certain loans may vary from time to time depending on the funds available and regulations governing the banking industry. West Bank offers all basic types of credit to its marketplace, including commercial, real estate, and consumer loans. The types of loans within these categories are as follows:

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities and individuals, where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often involve personal guarantees given by the owners of the business. The types of loans that West Bank offers include financing guaranteed under Small Business Administration programs, operating and working capital loans, loans to finance equipment and other capital purchases, commercial real estate loans, business lines of credit, term loans, loans to professionals, and letters of credit.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases. These loans are made on either a secured or an unsecured basis. The types of loans that West Bank offers include loans to finance automobiles, trucks, boats and recreational vehicles, personal loans and lines of credit, home equity lines of credit, home improvement and rehabilitation loans, and residential real estate loans.

Other types of credit programs, such as loans to nonprofit organizations and to public entities for community development, also are available.

West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts, and agency accounts.

West Bank also earns fees from the origination of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

The Bank offers traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts (ACH) for various accounts.

West Bank offers correspondent bank services to community banks located primarily in Iowa. These services include the buying and selling of federal funds as well as purchases and sales of loan participations.

CREDIT MANAGEMENT

The Company strives to achieve sound credit risk management by establishing uniform credit policies and underwriting criteria for West Bank's loan portfolio. The Bank diversifies the types of loans offered and is subject to regular credit examinations by regulators, annual external loan audits, internal loan reviews and an internal annual review of large loans. The Bank attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for loan losses. The Bank has established credit guidelines for the lending activities that include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans are normally based on loan-to-appraisal value ratios of not more than 75 percent and are secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than seven years from origination, with a maximum amortization period of 30 years. Projections and cash flows that demonstrate ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Bank's collateral interests. A major risk factor for the Bank's commercial real estate loan portfolio, as well as the other loan types described below, is the geographic concentration in the Des Moines and Iowa City metropolitan areas. Loans are generally guaranteed by the principal(s).

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

Construction Loans - Construction loans on commercial real estate are normally based on a loan-to-appraisal value ratio of not more than 75 percent and are secured by a first priority lien position. Loan payments typically consist of interest only for a term of 1-1/2 to 2 years. The interest rate is usually variable, based on the prime rate. Residential construction loans are generally for a term not to exceed one year based on a loan-to-appraisal value ratio of not more than 80 percent and are secured by a first priority lien position. Interest is normally paid monthly or quarterly based on a variable rate tied to prime.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Bank during the past year have been sold (including servicing rights) in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80 percent. Property insurance is required on all loans to protect the Bank's collateral position.

Home Equity Term Loans - These loans are normally for home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. The loan-to-value ratios normally do not exceed 90 percent.

Home Equity Lines of Credit - The Bank offers a home equity line of credit with a maximum term of 120 months. These loans are secured by a junior mortgage on residential real estate and normally do not exceed a loan-to-value ratio of 90 percent with the interest adjusted quarterly.

Consumer Loans - Consumer loans are normally made under the following guidelines: automobiles - loans on new and used automobiles generally will not exceed 80 and 75 percent of the value, respectively; recreational vehicles and boats - 75 percent of value; modular home loans have a maximum term of 180 months with the loan-to-value ratio generally not exceeding 80 percent. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Bank's collateral position. The term for unsecured loans generally does not exceed 24 months.

EMPLOYEES

At December 31, 2005, the Bank had a total of 140 full-time equivalent employees, VMF Capital had 18 full-time equivalent employees, IMG had 25 full-time equivalent employees and the Company had no employees. Full-time equivalents represent the number of people a business would employ if all of its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full- and part-time employees by the number of hours a full-time individual would work for a given period of time. Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a profit sharing plan with both 401(k) and employee stock ownership features. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

MARKET AREA

The Company operates one commercial bank with eight locations throughout the Des Moines, Iowa metropolitan area and three locations in the Iowa City, Iowa metropolitan area. West Bank's primary business includes providing business and retail banking services and lending.

West Bank's main office is located in West Des Moines, Iowa, one of the fastest growing communities in Iowa. The population of the Des Moines metropolitan area is nearly 500,000. Des Moines is the capital of Iowa. Major employers are the State of Iowa, Principal Financial Group, Pioneer Hi-Bred International, Inc., Wells Fargo, Central Iowa Hospital Corporation, Mercy Hospital Medical Center, Hy-Vee Food Stores, Inc., and the Des Moines Independent School District.

The Company also operates two investment advisory subsidiaries. VMF Capital with offices in West Des Moines and Cedar Rapids, Iowa has customers throughout Iowa and the United States. The Company acquired IMG with headquarters in West Des Moines, Iowa on December 30, 2005.

COMPETITION

The geographic market area served by West Bank is highly competitive with respect to both loans and deposits. The Bank competes principally with other commercial banks, savings and loans associations, credit unions, mortgage companies, finance divisions of auto companies, and other service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include Bankers Trust Company, NA, a local banking organization; a regional bank: Bank of the West (formerly Commercial Federal Bank); and several nationwide banks: Wells Fargo Bank, Bank of America and U.S. Bank, NA. Among the advantages such larger banks offer are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services that are not offered directly by West Bank, but that may be offered through correspondent banking institutions. These larger banking organizations have much higher legal lending limits than West Bank and thus are better able to finance large regional, national, and global commercial customers.

In order to compete, to the fullest extent possible, with the other financial institutions in its primary trade area, West Bank uses the flexibility that is accorded by its independent status. This includes an emphasis on specialized services, local promotional activities, and personal contacts by the Bank's officers, directors, and employees. In particular, the Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours and other personalized services. West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority and quality products and services.

Pursuant to the FDIC's Summary of Deposits, as of June 30, 2005, there were 32 other banks and savings and loan associations within Polk County, Iowa, where eight of the Bank's offices are located. West Bank ranked 4th based on total deposits of all offices in Polk County. As of June 30, 2005, there were 14 other banks and savings and loan associations within Johnson County, Iowa, where three offices are located in the Iowa City area. West Bank, ranked 4th based on total deposits of all offices in Johnson County. For the entire state, West Bank, ranked 7th in terms of deposit size.

The Bank also competes with the financial markets for funds. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with money market instruments and similar investment vehicles offered by competitors including brokerage firms, insurance companies, credit card issuers, and retailers such as Sears. Money market funds offered by these types of organizations have provided substantial competition for deposits. This trend will likely continue in the future.

The Company anticipates bank competition will continue to change significantly over the next several years as more banks, including the major regional and nationwide banks, continue to consolidate. Smaller community banks continue to move their charters or open branches in larger metropolitan areas in an attempt to capture market share in a more diverse and growing economic environment. Credit unions, because of their income tax advantage, will continue to show substantial growth.

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

The Company and West Bank are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, particularly with the passage of the Financial Services Modernization Act and the USA Patriot Act of 2001. There is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

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

Source of Strength to the Bank. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary bank, a bank holding company should use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity. It should also maintain the financial flexibility and capacity to obtain additional resources for providing assistance to its subsidiary bank. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, a violation of the Federal Reserve's regulations, or both.

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

Non-Banking Activities. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or bank holding company unless the Federal Reserve finds the company's business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. The Company obtained approval of the Federal Reserve to form VMF Capital in 2003 and to acquire IMG in 2005. A bank holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten (10) business days after the activity has commenced.

Under the Financial Services Modernization Act, an eligible bank holding company may elect (with the approval of the Federal Reserve) to become a "financial holding company." Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies. Such financial activities include securities and insurance underwriting and merchant banking. At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the Federal Reserve with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (or 5 percent if the "company" is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control of the Company.

Affiliate Transactions. The Company, West Bank, VMF Capital and IMG are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (1) limits the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate; and (2) requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees, and similar transactions.

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

Banking Subsidiaries

Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital adequacy requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons.

West Bank is a state bank subject to primary federal regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and the Iowa Division of Banking. The federal laws applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

The FDIC has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe and unsound practices in conducting business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, earnings, management compensation, and ratios of classified assets to capital. FDICIA also contains provisions that are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's discount window, require regulators to perform periodic on-site bank examinations, and set standards for real estate lending.

Borrowing Limitations. West Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower to 15 percent of total equity and reserves. West Bank is in compliance with applicable loans to one borrower requirements.

FDIC Insurance. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency ("OCC") (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. West Bank is in compliance with applicable regulatory capital level requirements.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general reserve for loan and lease losses up to 1.25 percent of risk weighted assets. West Bank has not received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, bank assets are given risk weights of 0 percent, 20 percent, 50 percent or 100 percent. Most loans are assigned to the 100 percent risk category, except first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States government agencies (which have a 0 percent rating).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top rated institutions is 3 percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3 percent level is expected to be a strong banking organization without any supervisory, financial, or operational weaknesses or deficiencies. Any institution experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized",
(2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized", and (5) "critically undercapitalized". Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this Annual Report on Form 10-K, neither the Company nor West Bank was subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, West Bank was categorized as "well-capitalized" under regulatory prompt corrective action provisions.

Restrictions on Dividends. Dividends paid to the Company by West Bank are the major source of Company cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

West Bank, as a state chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits. Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, the bank would be undercapitalized. As of December 31, 2005, approximately $2.5 million was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3 percent must be maintained against total transaction accounts of $48,300,000 or less (subject to an exemption not in excess of the first $7,800,000 of transaction accounts). A reserve of $1,215,000 plus 10 percent of amounts in excess of $48,300,000 must be maintained in the event total transaction accounts exceed $48,300,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.

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

Nonbanking Subsidiaries

VMF Capital and IMG are under the jurisdiction of the Investment Advisors Act of 1940 and are regulated by the Securities and Exchange Commission ("SEC"). Both companies have filed Form ADV with the SEC. Investment advisers are heavily regulated by the SEC. The SEC has recently promulgated several proposed as well as final rules pertaining to corporate governance and compliance matters with which VMF Capital and IMG will be required to comply.

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

In 2001, the USA Patriot Act of 2001 was enacted in response to the September 11, 2001, terrorist attacks in New York, Pennsylvania and Washington, D.C. The Patriot Act is intended to strengthen U.S. law enforcements' and the intelligence communities' abilities to work together to combat terrorism. The Patriot Act contains, among other things, anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. Included in the Patriot Act are requirements for financial institutions to establish anti-money laundering programs that include: (1) internal policies, procedures and controls; (2) designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program. The Bank's policies and procedures have been updated to meet the requirements of the USA Patriot Act.

On February 8, 2006, the Budget Reconciliation Bill, which contained deposit insurance reform provisions, was signed into law. Under the legislation, the Bank Insurance Fund and the Savings Association Insurance Fund will be merged; the $100,000 of depositor insurance limitation will be indexed to inflation, would be increased to $250,000 for retirement accounts, and will be subject to increase every five years. In addition the Bill eliminates the existing trigger for increases of deposit insurance premiums, and in its place the FDIC will be able to set the fund's reserve ratio in a range between 1.15 and 1.50 percent of insured deposits. The provisions of the Bill require that final regulations be issued no later than 270 days after enactment of the law, and have an effective date not later than 90 days following publication of the rules in the Federal Register.

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

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of West Bank are affected by the regulatory authorities' policies, including the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions, and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and the Federal Reserve Discount Rate, which is the rate charged banks borrowing from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to do so in the future.

ITEM 1A. RISK FACTORS

West Bancorporation's business is conducted through its three wholly owned subsidiaries: West Bank, VMF Capital and IMG. In 2005, West Bank generated over 98% of West Bancorporation's net income. The most substantial risks for the Company's stock, therefore, involve West Bank. The largest component of West Bank's 2005 income was interest received on loans. The next largest component was interest paid to West Bank on investment securities, Federal funds, and short-term investments. The Company believes the following are the most significant risk factors for the next year. West Bancorporation is also subject to other risks, both known and unknown. The reader, therefore, should consider all other information contained in this Form 10-K and in the Appendix to our Proxy Statement, which was filed on March 7, 2006. All of that information is incorporated herein by this reference.

West Bank Loan Portfolio

At December 31, 2005, West Bank's loan portfolio included $753,975,000 of commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans. These loans made up 86.8 percent of the bank's entire loan portfolio. These types of loans typically have greater credit risks than one- to four-family residential mortgages or consumer loans because repayment depends in significant part on the successful business operations of the borrowers. Our commercial loans also typically include larger loan balances to single borrowers or groups of related borrowers than do residential mortgages or consumer loans. In addition, commercial real estate, construction, and real estate development loans may be more negatively affected than residential mortgage loans by adverse developments in the real estate markets or the general economy. If the economy turns downward, commercial borrowers may not be able to repay their loans and the value of their collateral may decrease. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and usually require a large payoff at maturity. A borrower's ability to make the maturity payment typically depends on being able to either refinance the loan or make timely and profitable sales of the underlying property or business collateral. The typical West Bank borrower is a small or medium sized privately-owned business that usually has fewer resources and less ability to sustain losses over time than larger or publicly-owned businesses. In addition, collateral securing small business loans may be more likely to depreciate over time or be difficult to liquidate. The review and monitoring process by West Bank's directors, officers and staff cannot avoid all these risks.

West Bank's management makes various business assumptions and judgments about the collectibility of all of its loans. Despite its underwriting and review policies, West Bank may experience loan losses that could have a material adverse effect on its profits. If West Bank's current allowance for loan losses is found to be insufficient to cover actual loan losses, an increase in the allowance would be necessary. West Bank may need to significantly increase the provision for loan losses if one or more large loans become delinquent or if the percentage of its commercial real estate, construction, land development, and commercial loans continues to grow. In addition, West Bank's regulators periodically review the loan portfolio and may require increases in its provision for loan losses or loan charge-offs. Increases in the bank's allowance for loan losses would decrease West Bank's net income. West Bank's management cannot be sure that it's monitoring procedures and policies will successfully avoid certain lending risks or that West Bank's present allowance for loan losses will be adequate to cover actual future losses.

Unlike regional and national banks that are more geographically diversified, West Bank provides banking and financial services to customers primarily in the Des Moines and Iowa City, Iowa, metropolitan areas. The local economic conditions in the market areas we serve have a significant impact on the type of loans underwritten by West Bank, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions in our limited market areas caused by factors beyond West Bank's control could affect the local economic conditions and adversely affect West Bancorporation's financial condition and profits.

Interest rates

West Bancorporation's net income is also affected by interest rate risks. Interest rate risks are the possibilities that changes in market interest rates may adversely affect West Bank's earnings and capital. Increases or decreases in interest rates and the relationship between long-term and short-term rates are both factors of interest rate risks.

Net interest income is the largest component of the Company's net income. Net interest income is the difference between interest earned (income) and interest paid (expense). Interest is earned on loans made to customers and on investment securities in the investment portfolio. Interest is paid on customers' deposit accounts and funds borrowed from other sources. The amounts of interest earned and interest paid are the result of interest rates and the dollar balances of loans, investments, deposits and borrowings outstanding.

Interest rates on loans and investments may not change at the same time and in the same magnitude as interest rates on deposits and borrowings. Various factors affect the interest rates associated with loans and investments, such as the credit rating of the borrower and the term of the loan or investment. Generally the longer the term of the loan or investment, the higher the interest rate. Interest rates on investment securities are generally fixed for the term of the investment. Interest rates on loans can be fixed for the term of the loan or variable and change when there is a change in an associated index, such as the prime rate. Interest rates on deposit accounts such as savings and money market accounts generally change over time based upon changes in market interest rates. Interest rates on certificates of deposit are usually fixed for the term of the certificate. Interest rates associated with borrowings can be either fixed or variable.

Net interest income is also affected by the volume of loans, investments, deposits and borrowings that are maturing, the dollar amounts of new loan and deposit accounts being opened, and the amounts of early loan payoffs for any given period. These events affect the amount of dollars that may be reinvested as interest rates change.

Interest rates associated with loans, investments, deposits and borrowings seldom move at the same time or in the same magnitude. The ultimate impact on net interest income over time will depend upon the direction and significance of changes in market interest rates as well as the dollar amounts of loans, investments, deposits and borrowings subject to the changes in market interest rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The registrant has no information to be disclosed under this item.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of West Bank located at 1601 22nd Street in West Des Moines, Iowa. The space is leased and consists of approximately 1,700 square feet with annual rent of $21,000. West Bank's main office is also located in the leased facility at 1601 22nd Street in West Des Moines. The Bank rents approximately 18,600 square feet and pays annual rent of approximately $404,000 for a full-service banking location that includes drive-up facilities and one automated teller machine. The bank also leases buildings and space for six other locations located within the Des Moines metropolitan area and one location in the Iowa City metropolitan area. These offices are full-service banking locations, with five of these offices having drive-up facilities and all six locations having automated teller machines. Annual lease payments for these seven offices total approximately $462,000. The Bank owns one other full-service banking location in Des Moines and two full service banking locations in Iowa City. These locations also include drive-up facilities and automatic teller machines.

VMF Capital has leased offices in Clive and Cedar Rapids, Iowa. Annual lease payments for these offices totaled approximately $108,000 for the year ended December 31, 2005. IMG occupies leased office space in West Des Moines, Iowa. Annual lease payments for 2006 will total approximately $396,000 for this facility. In February 2006, the Clive office of VMF Capital relocated to the IMG location in West Des Moines. A search is underway to sublease the Clive office space.

ITEM 3. LEGAL PROCEEDINGS

West Bank from time to time is a party to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company, West Bank, VMF Capital or IMG, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company, West Bank, VMF Capital, or IMG.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

The information appearing on page 64 of the Corporation's Appendix to the Proxy Statement, which was filed on March 7, 2006, is incorporated herein by reference.

There were 313 holders of record of the Company's no par value common stock as of February 16, 2006, and an estimated 800 additional beneficial holders whose stock was held in street name by brokerage houses. The closing price of the Company's common stock was $19.02 on February 16, 2006.

In April 2005, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. Since that authorization, no shares have been purchased.

In April 2005, shareholders approved the West Bancorporation, Inc. Restricted Stock Compensation Plan. The plan provides awards to be made until March 1, 2015, with a maximum of 300,000 shares purchased in the open market to be issued as awards, subject to certain restrictions. The Compensation Committee of the Company's Board of Directors administers the Plan. As of December 31, 2005, no awards had been granted.

The Company increased dividends to common shareholders in 2005 to $.64 per share, a 2.4 percent increase over $.625 for 2004 (adjusted for the 5 percent common stock dividend). Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company. It is anticipated the Company will continue to pay dividends on a regular basis in the future.

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

ITEM 6. SELECTED FINANCIAL DATA

The information appearing on page 3 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 4 through 25 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 22 through 24 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 26 through 63 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, is incorporated herein by reference.

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

Management's annual report on internal control over financial reporting appears on page 29 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

The attestation report of the Company's registered public accounting firm on management's assessment of the Company's internal control over financial reporting appears on pages 27 and 28 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth summary information about the directors and executive officers of the Company and certain executive officers of West Bank, WB Capital Management Inc., and Investors Management Group, Ltd.

                                               Position with Company, West Bank,
        Name            Age     WB Capital Management Inc. or Investors Management Group, Ltd.
--------------------    ---     --------------------------------------------------------------
Frank W. Berlin          60     Director of Company and Bank
Steven G. Chapman        54     Director of Company and Bank
Michael A. Coppola       49     Director of Company and Bank
Orville E. Crowley       79     Director of Company
George D. Milligan       49     Director of Company and Bank
Robert G. Pulver         58     Director of Company and Bank
Thomas E. Stanberry      51     Chairman, President and Chief Executive Officer
                                  of Company; Chairman and Chief Executive Officer
                                  of Bank; Chairman of WB Capital Management Inc.
                                  and Investors Management Group, Ltd.
Jack G. Wahlig           73     Director of Company and Bank
Connie Wimer             73     Director of Company and Bank
Joyce A. Chapman         61     Vice President of Company; Director and Executive
                                   Vice President of Bank; Director of WB Capital
                                   Management Inc. and Investors Management
                                   Group, Ltd.
Scott D. Eltjes          40     Director and Head of WB Capital Management Inc.;
                                  Director of Investors Management Group, Ltd.
Douglas R. Gulling       52     Executive Vice President and Chief Financial Officer
                                  of Company; Director and Chief Financial Officer of Bank;
                                  Director and Treasurer of WB Capital Management Inc.;
                                  Director and Treasurer of Investors Management Group, Ltd.
Jeffrey D. Lorenzen      40     Director and President of Investors Management Group, Ltd.
                                Director of WB Capital Management, Inc.
Sharen K. Surber         61     Executive Vice President of Bank
Brad L. Winterbottom     49     Vice President of Company; Director and President of
                                  of Bank; Director of WB Capital Management Inc. and
                                  Investors Management Group, Ltd.

During 2005, and until the Annual Shareholders' Meeting on April 20, 2006, the Board of Directors was and will be comprised of nine (9) members. Subsequent to the annual meeting, the majority of the Board will continue to be "independent" pursuant to NASD Rule 4350(c)(1). Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death, or incapacity. The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy. The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company. An executive officer may be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served thereby.

The principal occupation or business and experience of the directors, nominees for director, and executive officers of the Company and certain executive officers of West Bank, WB Capital Management Inc. and Investors Management Group, Ltd. for the past five years are set forth below:

FRANK W. BERLIN is president of Frank W. Berlin & Associates, an insurance broker. Mr. Berlin has served as a director of the Company and the Bank since 1995.

STEVEN G. CHAPMAN is chairman, president and chief executive officer of ITAGroup, Inc., a performance marketing group headquartered in West Des Moines, Iowa. He has served as a director of the Company since 1994 and the Bank since 1993.

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

GEORGE D. MILLIGAN is president of The Graham Group, Inc., a Des Moines, Iowa based real estate development and investment company. He has served as a director of the Company since 2005 and the Bank since 1994.

ROBERT G. PULVER is president and chief executive officer of All State Industries, Inc., an industrial rubber products manufacturer. He has been a director of the Company since 1984 and the Bank since 1981.

THOMAS E. STANBERRY joined the Company in March 2003 as chairman, president and chief executive officer. Effective January 1, 2005, he became chairman and chief executive officer of the Bank. He has been a director of the Bank since May 2003, of VMF Capital since October 2003, and of IMG since January 2006. From 1989 until February 2003, Mr. Stanberry served in a variety of capacities for U.S. Bancorp Piper Jaffray, most recently as a Managing Director in its Fixed Income Capital Markets division.

JACK G. WAHLIG is president of Integrus Financial, L.C. He is a retired partner from the certified public accounting firm, McGladrey & Pullen, LLP. Mr. Wahlig has been a director of the Company since 2001 and the Bank since 1997.

CONNIE WIMER is owner/publisher of Business Publications Corporation and retired November 1, 2001, as president of Iowa Title Company. She has been a director of the Company and the Bank since 1985.

JOYCE A. CHAPMAN is vice president of the Company. She has served as executive vice president-administration of the Bank since 2001. Prior to that time she was senior vice president-administration. Ms. Chapman has been a director of the Bank since 1975 and served as a director of the Company from 1984 until February 2002. She has been a director of VMF Capital since October 2003 and a director of IMG since January 2006. She has been with the Bank since 1971.

SCOTT D. ELTJES was named a member of the Company's executive management team and head of VMF Capital effective January 2005. He has been a managing director of VMF Capital since October 2003 and a director of IMG since January 2006. From May 1999 until October 2003, he was a managing partner of VMF Capital L.L.C., from which the Company purchased certain assets and liabilities to form WB Capital Management Inc.

DOUGLAS R. GULLING joined the Company in November 2001 as chief financial officer and was elected chief financial officer of the Bank in February 2002. He has been a director and treasurer of VMF Capital since October 2003 and of IMG since January 2006. He was elected executive vice president of the Company in April 2004. In May 2005 he was elected to the Board of Directors of West Bank. From 1996 until 2001, Mr. Gulling served as senior vice president and corporate controller of Brenton Bank in Des Moines, Iowa.

JEFFREY D. LORENZEN was named a member of the Company's executive management team effective February 15, 2006. He has been President of IMG since April 2005 and Chief Investment Officer since March 2003. From August 2000 until October 2003 he served as IMG's Supervising Fixed Income Manager. He has been a director of IMG since March 2001.

SHAREN K. SURBER is executive vice president-operations of the Bank and has served in that capacity since 2001. Prior to that time she was senior vice president-operations. She has been with the bank since 1975, serving in a variety of capacities including cashier and human resource director.

BRAD L. WINTERBOTTOM is vice president of the Company and president of the Bank and has served as a director and president of the Bank since 2000. He has been a director of VMF Capital since October 2003 and of IMG since January 2006. He was executive vice president - credit from 1998 to 2000. Prior to that time he was senior vice president - credit of the Bank. He joined the Bank in 1992.

Identification of Audit Committee and Audit Committee Financial Expert

The information for this matter as required pursuant to Item 401 of Regulation S-K can be found at page 5 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 401 of Regulation S-K can be found at pages 13 and 14 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information for this matter as required pursuant to Item 405 of Regulation S-K can be found at page 3 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of conduct which applies to all directors, officers, and employees, including the chairman, president and chief executive officer, the executive vice president and chief financial officer and the controller. A copy of the code of conduct is available in the investor relations section of the Company's website at www.westbankiowa.com.

ITEM 11. EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402 of Regulation S-K can be found at pages 7 through 11 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found at pages 2 and 3 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this matter as required pursuant to Item 404 of Regulation S-K can be found at page 10 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at pages 12 through 13 in the Company's definitive Proxy Statement, which was filed on March 7, 2006, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

      (a)   1.    Financial Statements

                  See the financial statements on pages 26 through 63 of the Company's Appendix to the Proxy Statement, which was filed on March 7, 2006, and which is incorporated herein by reference.

            2.    Financial Statement Schedules

                  All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

            3. Exhibits (not covered by independent registered public accounting firms' report).

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

                  10.11 No document

                  10.12 Data Processing Contract Amendment(2)

                  10.13 Purchase and Assumption Agreement between West Des
                        Moines State Bank and Hawkeye State Bank(3)

                  10.14 Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)

                  10.15 The Employee Savings and Stock Ownership Plan, as
                        amended(5)

                  10.16 Amendment to Lease Agreement(6)

                  10.17 Employment Agreement(6)

                  10.18 Consulting Agreement(8)

                  10.19 West Bancorporation, Inc. Restricted Stock Compensation
                        Plan(7)

                  10.20 Employment Agreement between Investors Management Group and Jeff Lorenzen(9)

                  10.21 The Appendix to the Proxy Statement for West
                        Bancorporation, Inc. for the 2005 calendar year(10)

                  21    Subsidiaries

                  31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

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

                  (7) Incorporated herein by reference to the definitive proxy statement 14A which was filed on March 10, 2005.

                  (8) Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 6, 2005.

                  (9) Incorporated herein by reference to the related exhibit filed with the Form 8-K on February 22, 2006.

                  (10) Incorporated herein by reference to the definitive proxy statement 14A which was filed on March 7, 2006.

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

WEST BANCORPORATION, INC.
(Registrant)

March 8, 2006                            By: /s/ Thomas E. Stanberry
                                             -----------------------------------
                                             Thomas E. Stanberry
                                             Chairman, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2006                            By: /s/ Thomas E. Stanberry
                                             -----------------------------------
                                             Thomas E. Stanberry
                                             Chairman, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

March 8, 2006                            By: /s/ Douglas R. Gulling
                                             -----------------------------------
                                             Douglas R. Gulling
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

BOARD OF DIRECTORS

March 8, 2006                            By: /s/ Frank W. Berlin
                                             -----------------------------------
                                             Frank W. Berlin

March 8, 2006                            By: /s/ Steven G. Chapman
                                             -----------------------------------
                                             Steven G. Chapman

March 8, 2006                            By: /s/ Michael A. Coppola
                                             -----------------------------------
                                             Michael A. Coppola

March 8, 2006                            By: /s/ Orville E. Crowley
                                             -----------------------------------
                                             Orville E. Crowley

March 8, 2006                            By: /s/ George D. Milligan
                                             -----------------------------------
                                             George D. Milligan

March 8, 2006                            By: /s/ Robert G. Pulver
                                             -----------------------------------
                                             Robert G. Pulver

March 8, 2006                            By: /s/ Jack G. Wahlig
                                             -----------------------------------
                                             Jack G. Wahlig

March 8, 2006                            By: /s/ Connie Wimer
                                             -----------------------------------
                                             Connie Wimer

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.                                                Description
-----------       --------------------------------------------------------------------------------------------
10.21             Assignment and Assumption of Lease and Consent to Assignment
21                Subsidiaries
31.1              Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2              Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002