Form 10-Q
period 2006-03-31
WEST BANCORPORATION INC
filed 2006-05-04
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-49677

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

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No  X
                                       ---    ---

As of May 4, 2006, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                               March 31,      December 31,
                                                                 2006             2005
                                                            --------------   --------------
Assets
Cash and due from banks                                     $   27,182,400   $   39,424,270
Federal funds sold and other short-term investments              2,783,719        1,241,044
                                                            --------------   --------------
   Cash and cash equivalents                                    29,966,119       40,665,314
                                                            --------------   --------------
Securities available for sale                                  270,562,715      270,333,846
Federal Home Loan Bank stock, at cost                            4,384,400        4,384,400
                                                            --------------   --------------
   Total securities                                            274,947,115      274,718,246
                                                            --------------   --------------
Loans                                                          929,630,310      867,504,620
   Allowance for loan losses                                    (8,048,894)      (7,615,188)
                                                            --------------   --------------
   Loans, net                                                  921,581,416      859,889,432
                                                            --------------   --------------
Premises and equipment, net                                      5,639,199        5,650,009
Accrued interest receivable                                      8,491,954        7,861,647
Goodwill and other intangible assets                            26,895,260       27,116,287
Bank-owned life insurance                                       22,308,460       22,099,259
Other assets                                                     7,133,837        6,380,103
                                                            --------------   --------------
   Total assets                                             $1,296,963,360   $1,244,380,297
                                                            ==============   ==============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Noninterest-bearing demand                               $  196,467,718   $  207,492,888
   Interest-bearing demand                                      44,906,991       48,629,629
   Savings                                                     269,038,988      295,068,233
   Time, in excess of $100,000                                 280,246,859      269,057,298
   Other time                                                  178,801,581      124,645,285
                                                            --------------   --------------
   Total deposits                                              969,462,137      944,893,333
Federal funds purchased and securities sold under
   agreements to repurchase                                    113,439,107       84,748,150
Other short-term borrowings                                        854,308        4,732,124
Accrued expenses and other liabilities                           8,055,730        6,298,408
Subordinated notes                                              20,619,000       20,619,000
Long-term borrowings                                            78,490,038       78,568,766
                                                            --------------   --------------
   Total liabilities                                         1,190,920,320    1,139,859,781
                                                            --------------   --------------
Stockholders' Equity
Common stock, no par value; 50,000,000 authorized shares;
   16,701,843 shares issued and outstanding                      3,000,000        3,000,000
Additional paid-in capital                                      32,000,000       32,000,000
Retained earnings                                               73,823,546       71,950,620
Accumulated other comprehensive (loss)                          (2,780,506)      (2,430,104)
                                                            --------------   --------------
   Total stockholders' equity                                  106,043,040      104,520,516
                                                            --------------   --------------
   Total liabilities and stockholders' equity               $1,296,963,360   $1,244,380,297
                                                            ==============   ==============

See accompanying notes to consolidated financial statements.

                             West Bancorporation, Inc. and Subsidiaries
                                 Consolidated Statements of Income
                                            (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                   2006          2005
                                                               -----------   -----------
Interest income:
   Loans, including fees                                       $15,462,928   $10,885,057
   Securities:
      U.S. Treasury, government agencies and corporations        1,495,912     1,931,141
      States and political subdivisions                          1,043,136       958,094
      Other                                                        328,548       544,552
   Federal funds sold and other short-term investments             126,029       138,400
                                                               -----------   -----------
         Total interest income                                  18,456,553    14,457,244
                                                               -----------   -----------
Interest expense:
   Demand deposits                                                  59,115        26,762
   Savings deposits                                              1,713,071     1,119,839
   Time deposits                                                 4,857,095     1,581,277
   Federal funds purchased and securities sold under
      agreements to repurchase                                     911,940       424,951
   Other short-term borrowings                                      14,282       465,418
   Subordinated notes                                              362,877       362,877
   Long-term borrowings                                            994,720       879,518
                                                               -----------   -----------
         Total interest expense                                  8,913,100     4,860,642
                                                               -----------   -----------
         Net interest income                                     9,543,453     9,596,602
Provision for loan losses                                          450,000       375,000
                                                               -----------   -----------
         Net interest income after provision for loan losses     9,093,453     9,221,602
                                                               -----------   -----------
Noninterest income:
   Service charges on deposit accounts                           1,003,858     1,042,554
   Trust services                                                  168,050       140,000
   Investment advisory fees                                      2,248,375       750,237
   Increase in cash value of bank-owned life insurance             209,201       206,270
   Net realized losses from sales of securities
      available for sale                                          (105,858)       (1,189)
   Other income                                                    357,256       388,834
                                                               -----------   -----------
         Total noninterest income                                3,880,882     2,526,706
                                                               -----------   -----------
Noninterest expense:
   Salaries and employee benefits                                3,675,150     2,578,320
   Occupancy                                                       855,920       589,649
   Data processing                                                 479,535       327,712
   Other expenses                                                1,301,759     1,093,969
                                                               -----------   -----------
         Total noninterest expense                               6,312,364     4,589,650
                                                               -----------   -----------
         Income before income taxes                              6,661,971     7,158,658
Income taxes                                                     2,116,750     2,316,177
                                                               -----------   -----------
         Net income                                            $ 4,545,221   $ 4,842,481
                                                               ===========   ===========
Earnings per share, basic                                      $      0.27   $      0.29
                                                               ===========   ===========
Cash dividends per share                                       $      0.16   $      0.16
                                                               ===========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             2006          2005
                                                         ------------   -----------
Common stock:
   Beginning of year balance                             $  3,000,000   $ 3,000,000
                                                         ------------   -----------
   End of period balance                                    3,000,000     3,000,000
                                                         ------------   -----------
Additional paid-in capital:
   Beginning of year balance                               32,000,000    32,000,000
                                                         ------------   -----------
   End of period balance                                   32,000,000    32,000,000
                                                         ------------   -----------
Retained earnings:
   Beginning of year balance                               71,950,620    62,565,046
   Net income                                               4,545,221     4,842,481
   Dividends on common stock; per share amounts
      2006 and 2005 - $0.16                                (2,672,295)   (2,672,295)
                                                         ------------   -----------
   End of period balance                                   73,823,546    64,735,232
                                                         ------------   -----------
Accumulated other comprehensive income (loss):
   Beginning of year balance                               (2,430,104)       54,930
   Unrealized gains (losses) on securities, net of tax       (350,402)   (2,056,229)
                                                         ------------   -----------
   End of period balance                                   (2,780,506)   (2,001,299)
                                                         ------------   -----------
Total stockholders' equity                               $106,043,040   $97,733,933
                                                         ============   ===========

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         2006          2005
                                                      ----------   -----------
Net income                                            $4,545,221   $ 4,842,481
Other comprehensive income (loss), unrealized gains
   (losses) on securities, net of reclassification
   adjustment, net of tax                               (350,402)   (2,056,229)
                                                      ----------   -----------
Comprehensive income                                  $4,194,819   $ 2,786,252
                                                      ==========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      2006           2005
                                                                  ------------   ------------
Cash Flows from Operating Activities
   Net income                                                     $  4,545,221   $  4,842,481
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                        450,000        375,000
      Net amortization and accretion                                   342,985        347,818
      Loss on disposition of fixed assets                                  818            634
      Net losses from sales of securities available for sale           105,858          1,189
      Net gains from sales of loans held for sale                      (12,149)       (64,170)
      Proceeds from sales of loans held for sale                     1,458,899      3,753,456
      Originations of loans held for sale                           (1,631,750)    (4,835,886)
      Increase in value of bank-owned life insurance                  (209,201)      (206,270)
      Depreciation                                                     225,109        119,151
      Deferred income taxes                                           (156,361)       (97,396)
      Change in assets and liabilities:
         Increase in accrued interest receivable                      (630,307)      (899,064)
         Increase in accrued expenses and other liabilities          1,757,322      1,882,523
                                                                  ------------   ------------
            Net cash provided by operating activites                 6,246,444      5,219,466
                                                                  ------------   ------------
Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities of securities
   available for sale                                               14,113,027     32,642,965
   Purchases of securities available for sale                      (15,215,950)   (14,789,141)
   Proceeds from maturities and calls of securities held to
      maturity                                                              --      6,561,000
   Acquisition of Federal Home Loan Bank stock                        (431,600)    (4,894,700)
   Proceeds from redemption of Federal Home Loan Bank stock            431,600      4,475,500
   Net increase in loans                                           (61,956,984)   (14,840,853)
   Purchases of premises and equipment                                (215,117)      (269,700)
   Change in other assets                                             (380,265)      (186,523)
                                                                  ------------   ------------
            Net cash provided by (used in) investing
               activities                                          (63,655,289)     8,698,548
                                                                  ------------   ------------
Cash Flows from Financing Activities
   Net change in deposits                                           24,568,804      4,288,853
   Net change in federal funds purchased and securities sold
      under agreements to repurchase                                28,690,957     25,221,436
   Net change in other short-term borrowings                        (3,877,816)    (3,569,565)
   Principal payments on long-term borrowings                               --    (10,900,000)
   Cash dividends                                                   (2,672,295)    (2,672,295)
                                                                  ------------   ------------
            Net cash provided by financing activities               46,709,650     12,368,429
                                                                  ------------   ------------
            Net increase (decrease) in cash and cash
               equivalents                                         (10,699,195)    26,286,443
Cash and Cash Equivalents
   Beginning                                                        40,665,314     29,879,459
                                                                  ------------   ------------
   End                                                            $ 29,966,119   $ 56,165,902
                                                                  ============   ============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                    $  8,562,357   $  4,616,507
      Income taxes                                                     121,812         78,763

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2006 and 2005, and the consolidated balance sheets as of March 31, 2006 and December 31, 2005, include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank, WB Capital Management Inc. (d/b/a VMF Capital) and Investors Management Group, Ltd. (IMG). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended March 31, 2006 and 2005 was 16,701,843.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2005 consolidated financial statements. The Company's commitments as of March 31, 2006 and December 31, 2005 were approximately as follows:

                               March 31, 2006   December 31, 2005
                               --------------   -----------------
Commitments to extend credit    $244,428,000       $247,849,000
Standby letters of credit         25,043,000         23,230,000
                                ------------       ------------
                                $269,471,000       $271,079,000
                                ============       ============

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company's primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, as the holding company's operation is similar to the bank. The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments and public entities. The investment advisory segment includes VMF Capital and IMG. The "Other" column represents the elimination of intercompany balances. The acquisition of IMG on December 30, 2005 is the reason for the significant increase in investment advisory fees. In prior reporting periods the investment advisory segment was included in the "Other" column. Selected financial information on the Company's segments is presented below for the quarters ended March 31, 2006 and 2005 (dollars in thousands).

Quarter ended March 31, 2006

                                                                          Segments
                                                      ------------------------------------------------
                                                                   Investment
                                                        Banking     Advisory     Other    Consolidated
                                                      ----------   ----------   -------   ------------
Interest income                                       $   18,470    $    --     $   (14)   $   18,456
Interest expense                                           8,906         21         (14)        8,913
                                                      ----------    -------     -------    ----------
Net interest income                                        9,564        (21)         --         9,543
Provision for loan losses                                    450         --          --           450
                                                      ----------    -------     -------    ----------
Net interest income after provision for loan losses        9,114        (21)         --         9,093
Noninterest income                                         1,633      2,297         (49)        3,881
Noninterest expense                                        4,370      1,991         (49)        6,312
                                                      ----------    -------     -------    ----------
Income before income taxes                                 6,377        285          --         6,662
Income taxes                                               1,998        119          --         2,117
                                                      ----------    -------     -------    ----------
Net income                                            $    4,379    $   166     $    --    $    4,545
                                                      ==========    =======     =======    ==========
Depreciation and amortization                         $      199    $   247     $    --    $      446
                                                      ==========    =======     =======    ==========
Goodwill                                              $   13,376    $ 9,869     $    --    $   23,245
                                                      ==========    =======     =======    ==========
Total assets                                          $1,283,797    $14,220     $(1,054)   $1,296,963
                                                      ==========    =======     =======    ==========

Quarter ended March 31, 2005

                                                                         Segments
                                                      ----------------------------------------------
                                                                   Investment
                                                        Banking     Advisory    Other   Consolidated
                                                      ----------   ----------   -----   ------------
Interest income                                       $   14,457    $    --     $ --     $   14,457
Interest expense                                           4,845         15       --          4,860
                                                      ----------    -------     ----     ----------
Net interest income                                        9,612        (15)      --          9,597
Provision for loan losses                                    375         --       --            375
                                                      ----------    -------     ----     ----------
Net interest income after provision for loan losses        9,237        (15)      --          9,222
Noninterest income                                         1,777        792      (42)         2,527
Noninterest expense                                        3,963        669      (42)         4,590
                                                      ----------    -------     ----     ----------
Income before income taxes                                 7,051        108       --          7,159
Income taxes                                               2,274         43       --          2,317
                                                      ----------    -------     ----     ----------
Net income                                            $    4,777    $    65     $ --     $    4,842
                                                      ==========    =======     ====     ==========
Depreciation and amortization                         $      162    $    42     $ --     $      204
                                                      ==========    =======     ====     ==========
Goodwill                                              $   13,376    $ 1,162     $ --     $   14,538
                                                      ==========    =======     ====     ==========
Total assets                                          $1,162,729    $ 2,715     $(49)    $1,165,395
                                                      ==========    =======     ====     ==========

5. Impact of New Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also allows an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis. This Statement is effective for the Company beginning on January 1, 2007. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 is an amendment of SFAS No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset and requires each servicing asset or liability to be initially measured at fair value. Entities are permitted to choose the fair value measurement method or the amortization method for subsequent reporting periods. This Statement is effective for the Company beginning on January 1, 2007. The Company does not expect this statement to have a material effect on its financial condition or results of operations.

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

8. Reclassifications

Minor reclassifications were made to certain prior year's statement of cash flows categories to conform to the current year's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company's growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Securities and Exchange Commission and/or the Federal Reserve Board, and customers' acceptance of the Company's products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                        THREE MONTHS ENDED MARCH 31, 2006

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiaries, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital") and Investors Management Group, Ltd. ("IMG"). It focuses on the consolidated results of operations for the three months ended March 31, 2006, compared to the same period in 2005, and on the consolidated financial condition of the Company and its subsidiaries at March 31, 2006 and December 31, 2005.

Net income for the three months ended March 31, 2006 declined 6.1 percent to $4,545,000 compared to $4,842,000 for the same period in 2005. The decline was due to the combination of slightly lower net interest income, increased provision for loan losses, higher losses from sales of available for sale securities, and higher noninterest expense, which exceeded an increase in noninterest income. The quarter ended March 31, 2006, included the results of operations of IMG, which was acquired on December 30, 2005.

The year-to-date net interest margin has declined 30 basis points from a year ago, because the cost of funds (deposits and borrowings) has increased faster than the yield on earning assets (loans and investments).

Year-to-date noninterest income was 53.6 percent higher than last year due to an increase in investment advisory fees earned by VMF Capital and fees earned by IMG.

Year-to-date noninterest expense was 37.5 percent higher than a year ago primarily due to the acquisition of IMG, increases in compensation and related benefit expenses and occupancy costs.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2006 compared with the same period in 2005 (dollars in thousands).

                                       Three months ended March 31,
                               --------------------------------------------
                                  2006         2005       Change   Change-%
                               ----------   ----------   -------   --------
Net income                     $    4,545   $    4,842   $  (297)    -6.1%
Average assets                  1,271,564    1,172,332    99,232      8.5%
Average stockholders' equity      104,711       97,781     6,930      7.1%
Return on assets                     1.45%        1.68%    -0.23%
Return on equity                    17.60%       20.08%    -2.48%
Efficiency ratio                    45.17%       36.56%     8.61%
Dividend payout ratio               58.79%       55.18%     3.61%
Equity to assets ratio               8.23%        8.34%    -0.11%

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

Data for the three months ended March 31 (dollars in thousands).

                                              Average Balance                      Interest Income/Expense            Yield/Rate
                                 ------------------------------------------  -----------------------------------  ------------------
                                    2006        2005      Change   Change-%    2006     2005    Change  Change-%  2006  2005  Change
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                       $  325,057  $  263,563  $ 61,494    23.33%  $ 5,855  $ 3,849  $ 2,006    52.12%  7.31% 5.92%  1.39%
Real estate                         532,950     439,473    93,477    21.27%    9,165    6,656    2,509    37.70%  6.97% 6.14%  0.83%
Consumer                             11,630      10,859       771     7.10%      219      202       17     8.42%  7.65% 7.55%  0.10%
Other                                23,996      17,679     6,317    35.73%      307      258       49    18.99%  5.18% 5.92% -0.74%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Total Loans                         893,633     731,574   162,059    22.15%   15,546   10,965    4,581    41.78%  7.05% 6.08%  0.97%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Investment securities:
Taxable                             173,161     243,749   (70,588)  -28.96%    1,913    2,564     (651)  -25.39%  4.42% 4.21%  0.21%
Tax-exempt                          100,969      98,170     2,799     2.85%    1,315    1,262       53     4.20%  5.21% 5.14%  0.07%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Total investment securities         274,130     341,919   (67,789)  -19.83%    3,228    3,826     (598)  -15.63%  4.71% 4.48%  0.23%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Federal funds sold and
   short-term investments            11,234      19,439    (8,205)  -42.21%      126      138      (12)  -8.70%   4.55% 2.89%  1.66%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Total interest-earning assets    $1,178,997  $1,092,932  $ 86,065     7.87%  $18,900  $14,929  $ 3,971    26.60%  6.49% 5.52%  0.97%
                                 ==========  ==========  ========  ========  =======  =======  =======  ========  ====  ====  =====
Interest-bearing liabilities:
Deposits:
Checking with interest, savings
   and money markets             $  316,709  $  375,601  $(58,892)  -15.68%  $ 1,772  $ 1,147  $   625    54.49%  2.27% 1.24%  1.03%
Time deposits                       461,316     263,733   197,583    74.92%    4,857    1,581    3,276   207.21%  4.27% 2.43%  1.84%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Total deposits                      778,025     639,334   138,691    21.69%    6,629    2,728    3,901   143.00%  3.46% 1.73%  1.72%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Other borrowed funds                188,628     242,193   (53,565)  -22.12%    2,284    2,133      151     7.08%  4.91% 3.57%  1.34%
                                 ----------  ----------  --------  --------  -------  -------  -------  --------  ----  ----  -----
Total interest-bearing
   liabilities                   $  966,653  $  881,527  $ 85,126     9.66%    8,913    4,861    4,052    83.36%  3.74% 2.24%  1.50%
                                 ==========  ==========  ========  ========  -------  -------  -------  --------  ----  ----  -----
Tax-equivalent net interest
   income                                                                    $ 9,987  $10,068  $   (81)   -0.80%
                                                                             =======  =======  =======  ========
Net interest spread                                                                                               2.75% 3.28% -0.53%
                                                                                                                  ====  ====  ======
Net interest margin                                                                                               3.42% 3.72% -0.30%
                                                                                                                  ====  ====  ======

Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. Despite an $86 million increase in average earning assets in the first quarter of 2006, the net interest margin for the quarter was 3.42 percent which was 30 basis points lower than the same quarter last year and 20 basis points lower than the fourth quarter of 2005. The decline from the prior quarter was due to continued increases in market rates on deposits and borrowings, which have increased faster than the yields on earning assets. This is attributable to the relatively flat yield curve, where short-term interest rates are approximately the same as longer-term interest rates. The Company's tax-equivalent net interest income for the quarter ended March 31, 2006 declined $81,000 compared to the three months ended March 31, 2005.

Taxable-equivalent interest income and fees on loans increased $4,581,000 in the first quarter of 2006 compared to the same period in 2005, due to the combination of a higher volume of outstanding loans and increasing rates. Average loans were $162 million higher than the first quarter of last year and the average yield on loans increased to 7.05 percent for the first quarter of 2006, compared to 6.08 percent in the first quarter of 2005. The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $68 million lower than last year, while the yield has increased 23 basis points. Most purchases of investment securities during the first quarter of 2006 have been callable agency bonds with maturities of less than ten years.

The average rate on deposits increased to 3.46 percent from 1.73 percent for the first quarter of last year. This increase is primarily the result of an increase in market interest rates and the shift in funds from money market and savings accounts to certificates of deposits. Clients have made such transfers to maximize their earnings. The growth in time deposits in the first quarter of 2006 compared to the same time period in 2005 was also caused by the bank utilizing wholesale certificates of deposit as a source of funding the loan growth rather than borrowing from the Federal Home Loan Bank (FHLB).

The average balance of borrowings for the first quarter of 2006 was $54 million lower than a year ago and the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from upstream correspondent banks averaged $10.4 million more than the first quarter of last year. Short-term borrowings, primarily from FHLB, averaged $70.5 million less than in the first quarter of 2005 due to utilizing wholesale time deposits. Long-term borrowings averaged $5.4 million more than in the first quarter of 2005 due to borrowing funds to finance the acquisition of IMG in December 2005. The Company has minimized its use of FHLB short-term advances because rates associated with wholesale deposits have been slightly lower; wholesale deposits do not require collateral; and the FHLB has decreased its dividend payment on the stock that is required to be purchased when borrowing from the FHLB.

Provision for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three months ended March 31, 2006 and 2005, as well as common ratios related to the allowance for loan losses (dollars in thousands).

                                         Three months ended March 31,
                                         ----------------------------
                                           2006       2005     Change
                                         --------   --------   ------
Balance at beginning of period           $  7,615   $  6,527   $1,088
Charge-offs                                   (34)       (33)      (1)
Recoveries                                     18         33      (15)
                                         --------   --------   ------
Net charge-offs                               (16)        --      (16)
Provision charged to operations               450        375       75
                                         --------   --------   ------
Balance at end of period                 $  8,049   $  6,902   $1,147
                                         ========   ========   ======
Average loans outstanding                $893,633   $731,575
                                         ========   ========

Ratio of net charge-offs during the
   period to average loans outstanding       0.00%      0.00%
Ratio of allowance for loan losses
   to average loans outstanding              0.90%      0.94%

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Bank's Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons, including when the loan has other special or unusual characteristics that suggest special monitoring is warranted.

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination. See also the discussion of non-performing assets later in this report.

Noninterest Income

The following table shows the variance from the prior year period in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Income category that represent significant variances are shown (dollars in thousands).

                                                      Three months ended March 31,
                                                  ------------------------------------
                                                   2006     2005    Change    Change-%
                                                  ------   ------   ------   ---------
Noninterest income
   Service charges on deposit accounts            $1,004   $1,043   $  (39)      -3.7%
   Trust services                                    168      140       28       20.0%
   Investment advisory fees                        2,249      750    1,499      199.9%
   Increase in cash value of bank-owned
      life insurance                                 209      206        3        1.5%
   Net realized losses from sales of securities     (106)      (1)    (105)  -10500.0%
   Other income:
      Debit card usage fees                           54       49        5       10.2%
      Check printing fees                             47       36       11       30.6%
      Gain on sale of residential mortgages           12       21       (9)     -42.9%
      Gain on sale of commercial loans                --       43      (43)    -100.0%
      All other                                      244      240        4        1.7%
                                                  ------   ------   ------   --------
      Total other                                    357      389      (32)      -8.2%
                                                  ------   ------   ------   --------
      Total noninterest income                    $3,881   $2,527   $1,354       53.6%
                                                  ======   ======   ======   ========

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Service charges on deposit accounts declined for two reasons: 1) higher interest rates resulted in a higher earnings credit on commercial checking accounts which results in lower service charges; and 2) return check charges have been declining during the past year due to fewer customers overdrawing their accounts. Trust fees increased 20.0 percent in the first quarter of 2006 compared to the prior year as a result of the combination of new business and revised fee schedules. Investment advisory fees are fees earned by VMF Capital and IMG. The significant increase in investment advisory fees in the current quarter was due to the acquisition of IMG on the last day of 2005. VMF Capital's fee income increased 8.6 percent as the result of sales efforts and an increase in market value of assets under management. The Company recognized losses from the sale of investment securities in the first quarter of 2006 as lower yielding investments were sold with the proceeds being reinvested at higher yields. By the end of the year, the additional income earned on the purchased investments will more than make up for the losses recognized in the first quarter. Debit card usage fees continued to increase as a result of higher usage of this convenient payment method. Check printing income increased due to new contract terms with the vendor. Gains from the sale of residential mortgages in the secondary market are down because origination volume was lower due to increases in market interest rates. The gains from the sale of commercial loans in the first quarter of 2005 resulted from the sale of the United States Department of Agriculture (USDA) guaranteed portion of two commercial loans.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown (dollars in thousands).

                                        Three months ended March 31,
                                    -----------------------------------
                                     2006     2005    Change   Change-%
                                    ------   ------   ------   --------
Noninterest expense:
   Salaries and employee benefits   $3,675   $2,578   $1,097     42.6%
   Occupancy                           856      590      266     45.1%
   Data processing                     479      328      151     46.0%
   Other expenses:
      Insurance and surety bond         64       38       26     68.4%
      Supplies                          68       97      (29)   -29.9%
      Marketing                         98      101       (3)    -3.0%
      Business development              80       43       37     86.0%
      Professional fees                164      130       34     26.2%
      Consulting fees                   58       41       17     41.5%
      Intangible amortization          221       85      136    160.0%
      All other                        549      559      (10)    -1.8%
                                    ------   ------   ------    -----
      Total other                    1,302    1,094      208     19.0%
                                    ------   ------   ------    -----
      Total noninterest expense     $6,312   $4,590   $1,722     37.5%
                                    ------   ------   ------    -----

The increase in salaries and benefits included compensation and benefits for approximately 25 employees due to the acquisition of IMG, approximately 17 additional employees at West Bank due to growth of the bank, annual compensation adjustments and higher medical insurance premiums. Occupancy expenses were higher this year due to one additional location for IMG and increased depreciation expense related to furniture and equipment additions throughout the Company. Data processing expense and insurance expense increased primarily due to the acquisition of IMG. Supplies expense declined as the first quarter of 2005 included reprinting many brochures due to product and pricing changes. Business development related costs increased due to significant efforts to increase and expand current and new customer relationships. Professional fees increased due to expenses of IMG, higher audit fees and higher legal fees associated with one non-accrual loan. Consulting fees increased due to costs incurred by IMG. Intangible amortization increased as the result of recording client base and employment/noncompete intangibles in the acquisition of IMG.

Income Tax Expense

The Company incurred income tax expense of $2,117,000 for the three months ended March 31, 2006 compared with $2,317,000 for the three months ended March 31, 2005. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2006 and 2005 was 31.8 percent and 32.4 percent, respectively. The effective income tax rate was slightly lower in 2006 because of a higher level of income that is exempt from Federal income taxes.

FINANCIAL CONDITION

Total assets as of March 31, 2006 were $1.3 billion, a slight increase from $1.2 billion at December 31, 2005. The increase was primarily the result of a $62.1 million increase in loans.

Investment Securities

Investment securities available for sale increased $.2 million from December 31, 2005 to $270.6 million at March 31, 2006. During the first quarter of 2006, $13.5 million of lower yielding securities were sold with the proceeds reinvested in higher yielding investments.

Loans and Non-performing Assets

Loans outstanding increased $62.1 million from December 31, 2005 to March 31, 2006. Commercial loans were up $38.5 million, construction loans increased $17.5 million and residential real estate loans increased $3.7 million. It is expected that loan demand in the commercial, construction and commercial real estate categories will remain good for the next couple of quarters. It is difficult to foresee beyond two or three quarters due to the expected continued increases in interest rates by the Federal Reserve and the unknown impact on the economy of higher oil prices.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

                                        March 31,   December 31,
                                           2006         2005        Change
                                        ---------   ------------   -------
Non-accrual loans                        $3,988        $4,145      $  (157)
Loans past due 90 days and still
   accruing interest                         10           767         (757)
                                         ------        ------      -------
Total non-performing loans                3,998         4,912         (914)
Other real estate owned                     252           497         (245)
                                         ------        ------      -------
Total non-performing assets              $4,250        $5,409      $(1,159)
                                         ======        ======      =======

Non-performing assets to total loans       0.46%         0.62%       -0.16%

Non-performing assets to total assets      0.33%         0.43%       -0.10%

One loan accounted for $3.8 million of the total non-accrual loans. As reported at December 31, 2005, this loan is a commercial loan secured by commercial real estate used in the operation of the customer's business and by farmland. The loan was placed on non-accrual status during the fourth quarter of 2005 due to the time period that it could take to resolve the situation involving this loan and it will be necessary for the collateral to be sold. Payments totaling $56,000 were applied to the principal balance of this loan during the first quarter. The remaining balance of loans in non-accrual status was $178,000 and consisted of loans to five different borrowers. The amount of loans past due 90 days and still accruing interest declined to $10,000 from $767,000 due to a concerted effort to collect delinquent payments.

Reference is also made to the information and discussion earlier in this report under the heading "Provision for Loan Losses".

Deposits

Total deposits as of March 31, 2006 were $969 million compared with $945 million as of December 31, 2005. While total deposits did not change significantly, there was a change in the mix of deposits. Money market accounts, which are liquid accounts and therefore earn relatively lower interest rates, declined approximately $25.3 million. A portion of those funds moved into the time certificates of deposit in excess of $100,000 category as customers attempted to maximize the interest earned on those funds. It is expected that this trend will continue. Time deposits increased a total of $65.3 million. In addition to the movement of money market balances, the Bank utilized wholesale certificates of deposit as a lower cost alternative source of funds compared to borrowing at the FHLB.

Borrowings

The balance of Federal funds purchased and securities sold under agreements to repurchase was $113.4 million at March 31, 2006, up from $84.7 million at December 31, 2005. Most of this increase relates to Federal funds purchased. Federal funds purchased are funds sold to West Bank by approximately 25 banks throughout Iowa. This is a correspondent bank service provided by West Bank. The balance of Federal funds purchased from correspondent banks will fluctuate depending upon the loan demand and investment strategy of those banks. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes and the short-term portion of an installment note payable to a regional correspondent bank. The note was obtained in December 2005 to fund the acquisition of IMG.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits, including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $29,966,000 as of March 31, 2006, compared with $40,665,000 as of December 31, 2005. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. The Bank had additional borrowing capacity available from the Federal Home Loan Bank ("FHLB") of approximately $80 million at March 31, 2006 and the Company has a $2.5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $100 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. The Bank was utilizing $19 million of those lines of credit at March 31, 2006. The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at March 31, 2006.

The Company's total stockholders' equity increased to $106.0 million at March 31, 2006 from $104.5 at December 31, 2005. Total equity increased due to retention of earnings net of a dividend payment. Total shareholders' equity was
8.2 percent of total assets as of March 31, 2006 and 8.4 percent on December 31, 2005. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the company and the Bank met all capital adequacy requirements to which they were subject at March 31, 2006.

                                                       Regulatory
                                                  requirements to be:               Actual Regulatory
                                               -------------------------          Capital Ratios as of:
                                                Adequately      Well-      ----------------------------------
                                               Capitalized   Capitalized   March 31, 2006   December 31, 2005
                                               -----------   -----------   --------------   -----------------
Total risk-based capital
   as % of risk-weighted assets:
   Consolidated                                    8.0%         10.0%           10.4%             10.8%
   West Bank                                       8.0%         10.0%           10.8%             11.3%
Tier 1 capital as % of risk-weighted assets:
   Consolidated                                    4.0%          6.0%            9.7%             10.1%
   West Bank                                       4.0%          6.0%            8.1%              8.5%
Tier 1 capital as % average assets
   Consolidated                                    4.0%          5.0%            8.2%              8.3%
   West Bank                                       4.0%          5.0%            6.9%              7.0%

On April 19, 2006, the Company's Board of Directors authorized $5 million to be used for the buy-back of Company common stock over the next 12 months. No shares have been purchased under a similar authorization in effect for the past 12 months.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 8, 2006. The Company has not experienced any material changes in its market risk position since December 31, 2005. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2006 changed when compared to 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading "Market Risk Management" is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) as of the end of the period covered by this report was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b. Changes in internal controls over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries from time to time are parties to various legal actions arising in the normal course of business. Management believes, as of the date of this Form 10-Q, that there is no threatened or pending proceeding against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business or financial position of the Company or its subsidiaries.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2006, there were no purchases of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 15, 2005. This resolution expired on April 14, 2006. On April 19, 2006, the Company's Board of Directors authorized $5 million to be available for the buy-back of company stock over the next 12 months.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits
--------
3.1        Restated Articles of Incorporation of the Company(1)
3.2        By-laws of the Company(1)
10.1       Lease for Main Bank Facility(1)
10.2       Supplemental Agreement to Lease for Main Bank Facility(1)
10.3       Short-term Lease related to Main Bank facility(1)
10.4       Assignment(1)
10.5       Lease Modification Agreement No. 1 for Main Bank Facility(1)
10.6       Memorandum of Real Estate Contract(1)
10.7       Affidavit(1)
10.8       Addendum to Lease for Main Bank Facility(1)
10.9       Data Processing Contract(1)
10.10      Employment Contract(1)
10.11      No document
10.12      Data Processing Contract Amendment(2)
10.13      Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank(3)
10.14      Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)
10.15      The Employee Savings and Stock Ownership Plan, as amended(5)
10.16      Amendment to Lease Agreement(6)
10.17      Employment Agreement(6)
10.18      Consulting Agreement(8)
10.19      West Bancorporation, Inc. Restricted Stock Compensation Plan(7)
10.20      Employment Agreement between Investors Management Group and Jeff
           Lorenzen(9)
10.21      Assignment and Assumption of Lease and Consent to Assignment(10)
31.1       Certification of Chief Executive Officer under Section 302 of the
           Sarbanes-Oxley Act of 2002
31.2       Certification of Chief Financial Officer under Section 302 of the
           Sarbanes-Oxley Act of 2002
32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002
32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

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

(10) Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)


May 4, 2006                             By: /s/ Thomas E. Stanberry
Dated                                       ------------------------------------
                                            Thomas E. Stanberry
                                            Chairman, President and
                                            Chief Executive Officer


May 4, 2006                             By: /s/ Douglas R. Gulling
Dated                                       ------------------------------------
                                            Douglas R. Gulling
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.   Description
-----------   -----------
31.1          Certification of Chief Executive Officer under Section 302 of the
              Sarbanes-Oxley Act of 2002
31.2          Certification of Chief Financial Officer under Section 302 of the
              Sarbanes-Oxley Act of 2002
32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002