Form 10-Q
period 2006-06-30
WEST BANCORPORATION INC
filed 2006-08-04
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of August 4, 2006, there were 16,701,843 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                               June 30,       December 31,
                                                                 2006             2005
                                                            --------------   --------------
Assets
Cash and due from banks                                     $   33,946,346   $   39,424,270
Federal funds sold and other short-term investments             31,765,900        1,241,044
                                                            --------------   --------------
   Cash and cash equivalents                                    65,712,246       40,665,314
                                                            --------------   --------------
Securities available for sale                                  264,660,840      270,333,846
Federal Home Loan Bank stock, at cost                            4,486,000        4,384,400
                                                            --------------   --------------
   Total securities                                            269,146,840      274,718,246
                                                            --------------   --------------
Loans                                                          948,589,581      867,504,620
   Allowance for loan losses                                    (8,439,708)      (7,615,188)
                                                            --------------   --------------
   Loans, net                                                  940,149,873      859,889,432
                                                            --------------   --------------
Premises and equipment, net                                      5,454,045        5,650,009
Accrued interest receivable                                      8,497,308        7,861,647
Goodwill and other intangible assets                            26,674,231       27,116,287
Bank-owned life insurance                                       22,521,292       22,099,259
Other assets                                                     9,098,665        6,380,103
                                                            --------------   --------------
   Total assets                                             $1,347,254,500   $1,244,380,297
                                                            ==============   ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Noninterest-bearing demand                               $  192,909,447   $  207,492,888
   Interest-bearing demand                                      44,416,319       48,629,629
   Savings                                                     281,919,521      295,068,233
   Time, in excess of $100,000                                 308,616,506      269,057,298
   Other time                                                  201,397,342      124,645,285
                                                            --------------   --------------
   Total deposits                                            1,029,259,135      944,893,333
Federal funds purchased and securities sold under
   agreements to repurchase                                    102,673,852       84,748,150
Other short-term borrowings                                      2,399,140        4,732,124
Accrued expenses and other liabilities                           7,212,028        6,298,408
Subordinated notes                                              20,619,000       20,619,000
Long-term borrowings                                            78,411,310       78,568,766
                                                            --------------   --------------
   Total liabilities                                         1,240,574,465    1,139,859,781
                                                            --------------   --------------
Stockholders' Equity
Common stock, no par value; 50,000,000 authorized shares;
   16,701,843 shares issued and outstanding                      3,000,000        3,000,000
Additional paid-in capital                                      32,000,000       32,000,000
Retained earnings                                               76,033,137       71,950,620
Accumulated other comprehensive (loss)                          (4,353,102)      (2,430,104)
                                                            --------------   --------------
   Total stockholders' equity                                  106,680,035      104,520,516
                                                            --------------   --------------
   Total liabilities and stockholders' equity               $1,347,254,500   $1,244,380,297
                                                            ==============   ==============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                               Three Months Ended June 30,   Six Months Ended June 30,
                                                               ---------------------------   -------------------------
                                                                    2006          2005           2006          2005
                                                                -----------   -----------    -----------   -----------
Interest income:
   Loans, including fees                                        $17,035,669   $11,930,863    $32,498,597   $22,815,920
   Securities:
      U.S. Treasury, government agencies and corporations         1,521,614     1,726,410      3,017,526     3,657,551
      States and political subdivisions                           1,029,141     1,025,574      2,072,277     1,983,668
      Other                                                         397,712       481,453        726,260     1,026,005
   Federal funds sold and other short-term investments              218,972       120,637        345,001       259,037
                                                                -----------   -----------    -----------   -----------
         Total interest income                                   20,203,108    15,284,937     38,659,661    29,742,181
                                                                -----------   -----------    -----------   -----------
Interest expense:
   Demand deposits                                                   76,772        43,406        135,887        70,168
   Savings deposits                                               1,918,775     1,287,618      3,631,846     2,407,457
   Time deposits                                                  6,132,398     2,356,534     10,989,493     3,937,811
   Federal funds purchased and securities sold under
      agreements to repurchase                                      845,846       599,149      1,757,786     1,024,100
   Other short-term borrowings                                       11,657       283,759         25,939       749,177
   Subordinated notes                                               366,872       366,872        729,749       729,749
   Long-term borrowings                                           1,014,438       873,060      2,009,158     1,752,578
                                                                -----------   -----------    -----------   -----------
         Total interest expense                                  10,366,758     5,810,398     19,279,858    10,671,040
                                                                -----------   -----------    -----------   -----------
         Net interest income                                      9,836,350     9,474,539     19,379,803    19,071,141
Provision for loan losses                                           450,000       500,000        900,000       875,000
                                                                -----------   -----------    -----------   -----------
         Net interest income after provision for loan losses      9,386,350     8,974,539     18,479,803    18,196,141
                                                                -----------   -----------    -----------   -----------
Noninterest income:
   Service charges on deposit accounts                            1,117,093     1,244,253      2,120,951     2,286,807
   Trust services                                                   195,168       188,825        363,218       328,825
   Investment advisory fees                                       2,112,210       823,642      4,360,585     1,573,879
   Increase in cash value of bank-owned life insurance              212,832       210,226        422,033       416,496
   Net realized gains from sales of securities
      available for sale                                            (37,817)       44,377       (143,675)       43,188
   Other income                                                     360,860       496,700        718,116       885,534
                                                                -----------   -----------    -----------   -----------
         Total noninterest income                                 3,960,346     3,008,023      7,841,228     5,534,729
                                                                -----------   -----------    -----------   -----------
Noninterest expense:
   Salaries and employee benefits                                 3,492,227     2,585,938      7,167,377     5,164,258
   Occupancy                                                        865,910       603,240      1,721,830     1,192,889
   Data processing                                                  505,113       362,096        984,648       689,808
   Other expenses                                                 1,318,710     1,064,896      2,620,469     2,158,865
                                                                -----------   -----------    -----------   -----------
         Total noninterest expense                                6,181,960     4,616,170     12,494,324     9,205,820
                                                                -----------   -----------    -----------   -----------
         Income before income taxes                               7,164,736     7,366,392     13,826,707    14,525,050
Income taxes                                                      2,282,850     2,381,605      4,399,600     4,697,782
                                                                -----------   -----------    -----------   -----------
         Net income                                             $ 4,881,886   $ 4,984,787    $ 9,427,107   $ 9,827,268
                                                                ===========   ===========    ===========   ===========
Earnings per share, basic                                       $      0.29   $      0.30    $      0.56   $      0.59
                                                                ===========   ===========    ===========   ===========
Cash dividends per share                                        $      0.16   $      0.16    $      0.32   $      0.32
                                                                ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
Common stock:
   Beginning of year balance                     $  3,000,000   $  3,000,000
                                                 ------------   ------------
   End of period balance                            3,000,000      3,000,000
                                                 ------------   ------------
Additional paid-in capital:
   Beginning of year balance                       32,000,000     32,000,000
                                                 ------------   ------------
   End of period balance                           32,000,000     32,000,000
                                                 ------------   ------------
Retained earnings:
   Beginning of year balance                       71,950,620     62,565,046
   Net income                                       9,427,107      9,827,268
   Dividends on common stock; per share
      amounts 2006 and 2005 - $.32                 (5,344,590)    (5,344,590)
                                                 ------------   ------------
   End of period balance                           76,033,137     67,047,724
                                                 ------------   ------------
Accumulated other comprehensive income (loss):
   Beginning of year balance                       (2,430,104)        54,930
   Unrealized gains (losses) on securities,
      net of tax                                   (1,922,998)      (277,052)
                                                 ------------   ------------
   End of period balance                           (4,353,102)      (222,122)
                                                 ------------   ------------
Total stockholders' equity                       $106,680,035   $101,825,602
                                                 ============   ============



                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                  (unaudited)



                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  -----------    -----------
Net income                                       $  9,427,107   $  9,827,268
Other comprehensive income (loss), unrealized
   gains (losses) on securities, net of
   reclassification adjustment, net of tax         (1,922,998)      (277,052)
                                                 ------------   ------------
Comprehensive income                             $  7,504,109   $  9,550,216
                                                 ============   ============

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Six Months Ended June 30,
                                                                       ---------------------------
                                                                           2006           2005
                                                                       ------------   ------------
Cash Flows from Operating Activities
   Net income                                                          $  9,427,107   $  9,827,268
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                             900,000        875,000
      Net amortization and accretion                                        685,152        616,626
      Loss on disposition of fixed assets                                     8,954            635
      Net (gains) losses from sales of securities available for sale        143,675        (43,188)
      Net gains from sales of loans held for sale                           (62,718)       (98,927)
      Proceeds from sales of loans held for sale                          4,673,330      7,796,951
      Originations of loans held for sale                                (4,743,612)    (8,164,049)
      Increase in value of bank-owned life insurance                       (422,033)      (416,496)
      Depreciation                                                          449,748        250,985
      Deferred income taxes                                                (294,492)      (135,440)
      Change in assets and liabilities:
         Increase in accrued interest receivable                           (635,661)      (168,778)
         Increase in accrued expenses and other liabilities                 913,620      1,151,065
                                                                       ------------   ------------
            Net cash provided by operating activities                    11,043,070     11,491,652
                                                                       ------------   ------------
Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities
      of securities available for sale                                   20,299,239     47,796,744
   Purchases of securities available for sale                           (18,273,371)   (35,584,912)
   Proceeds from maturities and calls of securities held to maturity             --     19,006,000
   Acquisition of Federal Home Loan Bank stock                             (533,200)    (8,528,500)
   Proceeds from redemption of Federal Home Loan Bank stock                 431,600      7,239,400
   Net increase in loans                                                (81,027,441)   (63,203,334)
   Proceeds from sale of premises and equipment                              16,151             --
   Purchases of premises and equipment                                     (278,889)      (622,907)
   Change in other assets                                                (1,244,157)       (93,317)
                                                                       ------------   ------------
            Net cash (used) in investing activities                     (80,610,068)   (33,990,826)
                                                                       ------------   ------------
Cash Flows from Financing Activities
   Net change in deposits                                                84,365,802     47,268,555
   Net change in federal funds purchased and securities sold
      under agreements to repurchase                                     17,925,702         84,673
   Net change in other short-term borrowings                             (2,332,984)    (2,299,470)
   Principal payments on long-term borrowings                                    --    (10,900,000)
   Cash dividends                                                        (5,344,590)    (5,344,590)
                                                                       ------------   ------------
            Net cash provided by financing activities                    94,613,930     28,809,168
                                                                       ------------   ------------
            Net increase in cash and cash equivalents                    25,046,932      6,309,994
Cash and Cash Equivalents
   Beginning                                                             40,665,314     29,879,459
                                                                       ------------   ------------
   End                                                                 $ 65,712,246   $ 36,189,453
                                                                       ============   ============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                         $ 18,305,777   $ 10,352,710
      Income taxes                                                        4,721,879      4,830,763

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation

The accompanying consolidated statements of income for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of stockholders' equity, comprehensive income (loss), and cash flows for the six months ended June 30, 2006 and 2005, and the consolidated balance sheets as of June 30, 2006 and December 31, 2005, include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank, WB Capital Management Inc. (d/b/a VMF Capital) and Investors Management Group, Ltd. (IMG). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three and six months ended June 30, 2006 and 2005 was 16,701,843.

3.   Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those loans recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2005 consolidated financial statements. The Company's commitments as of June 30, 2006 and December 31, 2005 are approximately as follows:

                               June 30, 2006   December 31, 2005
                               -------------   -----------------
Commitments to extend credit    $232,721,000      $247,849,000
Standby letters of credit         25,424,000        23,230,000
                                ------------      ------------
                                $258,145,000      $271,079,000
                                ============      ============

4.   Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company's primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, as the holding company's operation is similar to the bank. The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments and public entities. The investment advisory segment includes VMF Capital and IMG. The "Other" column represents the elimination of intercompany balances. The acquisition of IMG on December 30, 2005 is the reason for the significant increase in investment advisory fees. In prior year reporting periods the investment advisory segment was included in the "Other" column. Selected financial information on the Company's segments is presented below for the three and six months ended June 30, 2006 and 2005 (dollars in thousands).

                                                               Three months ended June 30,
                                -----------------------------------------------------------------------------------------
                                                    2006                                         2005
                                                  Segments                                     Segments
                                -------------------------------------------   -----------------------------------------
                                          Investment                                    Investment
                                Banking    Advisory    Other   Consolidated   Banking   Advisory     Other   Consolidated
                                -------   ----------   -----   ------------   -------   ----------   -----   ------------
Interest income                 $20,192     $   --      $ 12      $20,204     $15,285      $ --       $ --      $15,285
Interest expense                 10,359         (4)       12       10,367       5,795        15         --        5,810
                                -------     ------      ----      -------     -------      ----       ----      -------
Net interest income               9,833          4        --        9,837       9,490       (15)        --        9,475
Provision for loan losses           450         --        --          450         500        --         --          500
                                -------     ------      ----      -------     -------      ----       ----      -------
Net interest income after
   provision for loan losses      9,383          4        --        9,387       8,990       (15)        --        8,975
Noninterest income                1,846      2,169       (55)       3,960       2,184       878        (54)       3,008
Noninterest expense               4,292      1,945       (55)       6,182       3,946       724        (54)       4,616
                                -------     ------      ----      -------     -------      ----       ----      -------
Income before income taxes        6,937        228        --        7,165       7,228       139         --        7,367
Income taxes                      2,191         92        --        2,283       2,324        58         --        2,382
                                -------     ------      ----      -------     -------      ----       ----      -------
Net income                      $ 4,746     $  136      $ --      $ 4,882     $ 4,904      $ 81         --      $ 4,985
                                =======     ======      ====      =======     =======      ====       ====      =======
Depreciation and amortization   $   196     $  250      $ --      $   446     $   173      $ 44       $ --      $   217
                                =======     ======      ====      =======     =======      ====       ====      =======

                                                                   Six months ended June 30,
                                -----------------------------------------------------------------------------------------------
                                                     2006                                             2005
                                                   Segments                                         Segments
                                ----------------------------------------------   ----------------------------------------------
                                             Investment                                       Investment
                                  Banking     Advisory    Other   Consolidated     Banking     Advisory    Other   Consolidated
                                ----------   ----------   -----   ------------   ----------   ----------   -----   ------------
Interest income                 $   38,662    $    --     $  (2)   $   38,660    $   29,742     $   --     $ --     $   29,742
Interest expense                    19,265         17        (2)       19,280        10,641         30       --         10,671
                                ----------    -------     -----    ----------    ----------     ------     ----     ----------
Net interest income                 19,397        (17)       --        19,380        19,101        (30)      --         19,071
Provision for loan losses              900         --        --           900           875         --       --            875
                                ----------    -------     -----    ----------    ----------     ------     ----     ----------
Net interest income after
   provision for loan losses        18,497        (17)       --        18,480        18,226        (30)      --         18,196
Noninterest income                   3,479      4,466      (104)        7,841         3,961      1,670      (96)         5,535
Noninterest expense                  8,662      3,936      (104)       12,494         7,909      1,393      (96)         9,206
                                ----------    -------     -----    ----------    ----------     ------     ----     ----------
Income before income taxes          13,314        513        --        13,827        14,278        247       --         14,525
Income taxes                         4,189        211        --         4,400         4,597        101       --          4,698
                                ----------    -------     -----    ----------    ----------     ------     ----     ----------
Net income                      $    9,125    $   302     $  --    $    9,427    $    9,681     $  146     $ --     $    9,827
                                ==========    =======     =====    ==========    ==========     ======     ====     ==========
Depreciation and amortization   $      395    $   497     $  --    $      892    $      335     $   86     $ --     $      421
                                ==========    =======     =====    ==========    ==========     ======     ====     ==========
Goodwill                        $   13,376    $ 9,869     $  --    $   23,245    $   13,376     $1,162     $ --     $   14,538
                                ==========    =======     =====    ==========    ==========     ======     ====     ==========
Total assets                    $1,333,501    $13,947     $(193)   $1,347,255    $1,185,053     $2,855     $(16)    $1,187,892
                                ==========    =======     =====    ==========    ==========     ======     ====     ==========

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

7.   Critical Accounting Policies

Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

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

                    THREE AND SIX MONTHS ENDED JUNE 30, 2006

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank (Bank) and its wholly-owned investment advisory subsidiaries, WB Capital Management Inc. d/b/a VMF Capital (VMF Capital) and Investors Management Group, Ltd. (IMG). It focuses on the consolidated results of operations for the three and six months ended June 30, 2006, compared to the same periods in 2005 and on the consolidated financial condition of the Company and its subsidiaries at June 30, 2006, compared to December 31, 2005.

Net income for the three months ended June 30, 2006 was $4,882,000 compared to $4,985,000 for the same period in 2005, a decline of 2.1 percent.

For the first six months of 2006, net income was $9,427,000, or $.56 per share, which was a 4.1 percent decline from last year. Net interest income for the first six months of 2006 was $309,000 higher than the previous year, primarily because of the $126 million increase in average earning assets. Like the three months ended June 30, 2006, the increases in net interest income and investment advisory fees were more than offset by increases in noninterest expense. Current year results included the operations of IMG, which was acquired on December 30, 2005.

The net interest margin for the three months and six months ended June 30, 2006 declined 27 and 29 basis points, respectively, compared to the same periods one year ago. The cost of funds (deposits and borrowings) has increased faster than the yield on earning assets (loans and investments).

Year-to-date noninterest income was 41.7 percent higher than last year due to an increase in investment advisory fees earned by VMF Capital and fees earned by IMG. Year-to-date net income from the investment advisory segment of the company totaled $136,000 for the second quarter, compared to $81,000 for the second quarter of 2005. Year-to-date net income from this segment totaled $302,000 compared to $146,000 for the same period in 2005.

Year-to-date noninterest expense was 35.7 percent higher than a year ago, primarily due to the acquisition of IMG, increases in compensation and related benefit expenses and occupancy costs.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2006 compared with the same periods in 2005 (dollars in thousands):

                                  Three months ended June 30,                      Six months ended June 30,
                         ---------------------------------------------   ---------------------------------------------
                            2006         2005       Change    Change-%      2006         2005       Change    Change-%
                         ----------   ----------   --------   --------   ----------   ----------   --------   --------
Net income               $    4,882   $    4,985   $   (103)    -2.1%    $    9,427   $    9,827   $   (400)    -4.1%
Average assets            1,317,852    1,182,254    135,598     11.5%     1,294,836    1,177,320    117,516     10.0%
Average stockholders'
   equity                   105,488       99,184      6,304      6.4%       105,102       98,486      6,616      6.7%
Return on assets               1.49%        1.69%     -0.20%                   1.47%        1.68%     -0.21%
Return on equity              18.56%       20.16%     -1.60%                  18.09%       20.12%     -2.03%
Efficiency ratio              43.35%       35.77%      7.58%                  44.25%       36.10%      8.15%
Dividend payout ratio         54.74%       53.61%      1.13%                  56.69%       54.39%      2.30%
Equity to assets ratio         8.00%        8.39%     -0.39%                   8.12%        8.37%     -0.25%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.

Return on equity - annualized net income divided by average stockholders' equity.

Efficiency ratio - noninterest expense divided by noninterest income (excluding securities gains) plus taxable equivalent net interest income.

Dividend payout ratio - dividends paid divided by net income.

Equity to assets ratio - average equity divided by average assets.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest-bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30 (dollars in thousands):

                                              Average Balance                      Interest Income/Expense           Yield/Rate
                                -------------------------------------------  ----------------------------------  ------------------
                                   2006        2005       Change   Change-%    2006     2005   Change  Change-%  2006  2005  Change
                                ----------  ----------  ---------  --------  -------  -------  ------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                      $  353,662  $  273,418  $  80,244    29.35%  $ 6,774  $ 4,299  $2,475    57.57%  7.68% 6.31%  1.37%
Real estate                        546,487     463,530     82,957    17.90%    9,782    7,280   2,502    34.37%  7.18% 6.30%  0.88%
Consumer                            12,173      10,668      1,505    14.11%      242      194      48    24.74%  7.96% 7.30%  0.66%
Other                               24,988      20,729      4,259    20.55%      323      224      99    44.20%  5.18% 4.34%  0.84%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total loans                     937,310     768,345    168,965    21.99%   17,121   11,997   5,124    42.71%  7.33% 6.26%  1.07%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
Investment securities:
Taxable                            174,075     214,949    (40,874)  -19.02%    2,008    2,296    (288)  -12.54%  4.61% 4.27%  0.34%
Tax-exempt                          98,326     103,185     (4,859)   -4.71%    1,282    1,337     (55)   -4.11%  5.21% 5.18%  0.03%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total investment securities     272,401     318,134    (45,733)  -14.38%    3,290    3,633    (343)   -9.44%  4.83% 4.57%  0.26%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
Federal funds sold and
   short-term investments           17,228      14,443      2,785    19.28%      219      121      98    80.99%  5.10% 3.35%  1.75%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total interest-earning
      assets                    $1,226,939  $1,100,922  $ 126,017    11.45%   20,630   15,751   4,879    30.98%  6.74% 5.74%  1.00%
                                ==========  ==========  =========   ======   -------  -------  ------   ------   ----  ----  -----
Interest-bearing liabilities:
Deposits:
Checking with interest,
   savings and money markets    $  311,362  $  338,177  $ (26,815)   -7.93%    1,996    1,331     665    49.96%  2.57% 1.58%  0.99%
Time deposits                      530,675     331,802    198,873    59.94%    6,132    2,356   3,776   160.27%  4.64% 2.85%  1.79%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total deposits                  842,037     669,979    172,058    25.68%    8,128    3,687   4,441   120.45%  3.87% 2.21%  1.66%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
Other borrowed funds               174,862     211,837    (36,975)  -17.45%    2,239    2,123     116     5.46%  5.14% 4.02%  1.12%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total interest-bearing
      liabilities               $1,016,899  $  881,816  $ 135,083    15.32%   10,367    5,810   4,557    78.43%  4.09% 2.64%  1.45%
                                ==========  ==========  =========   ======   -------  -------  ------   ------   ----  ----  -----
Tax-equivalent net interest
   income                                                                    $10,263  $ 9,941  $  322     3.24%
                                                                             =======  =======  ======   ======
Net interest spread                                                                                              2.65% 3.10% -0.45%
                                                                                                                 ====  ====  =====
Net interest margin                                                                                              3.35% 3.62% -0.27%
                                                                                                                 ====  ====  =====

Data for the six months ended June 30 (dollars in thousands):

                                              Average Balance                      Interest Income/Expense           Yield/Rate
                                -------------------------------------------  ----------------------------------  ------------------
                                   2006        2005       Change   Change-%    2006     2005   Change  Change-%  2006  2005  Change
                                ----------  ----------  ---------  --------  -------  -------  ------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                      $  339,438  $  268,518  $  70,920    26.41%  $12,629  $ 8,148  $4,481    55.00%  7.50% 6.12%  1.38%
Real estate                        539,756     451,568     88,188    19.53%   18,947   13,935   5,012    35.97%  7.08% 6.22%  0.86%
Consumer                            11,903      10,763      1,140    10.59%      461      396      65    16.41%  7.81% 7.42%  0.39%
Other                               24,495      19,213      5,282    27.49%      629      482     147    30.50%  5.18% 5.06%  0.12%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total loans                     915,592     750,062    165,530    22.07%   32,666   22,961   9,705    42.27%  7.19% 6.17%  1.02%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
Investment securities:
Taxable                            173,620     229,269    (55,649)  -24.27%    3,921    4,861    (940)  -19.34%  4.52% 4.24%  0.28%
Tax-exempt                          99,640     100,691     (1,051)   -1.04%    2,597    2,599      (2)   -0.08%  5.21% 5.16%  0.05%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total investment securities     273,260     329,960    (56,700)  -17.18%    6,518    7,460    (942)  -12.63%  4.77% 4.52%  0.25%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
Federal funds sold and
   short-term investments           14,248      16,927     (2,679)  -15.83%      345      259      86    33.20%  4.88% 3.09%  1.79%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total interest-earning
      assets                    $1,203,100  $1,096,949  $ 106,151     9.68%   39,529   30,680   8,849    28.84%  6.63% 5.64%  0.99%
                                ==========  ==========  =========   ======   -------  -------  ------   ------   ----  ----  -----
Interest-bearing liabilities:
Deposits:
Checking with interest,
   savings and money markets    $  314,021  $  356,785  $ (42,764)  -11.99%  $ 3,768  $ 2,477   1,291    52.12%  2.42% 1.40%  1.02%
Time deposits                      496,187     297,956    198,231    66.53%   10,989    3,938   7,051   179.05%  4.47% 2.67%  1.80%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total deposits                  810,208     654,741    155,467    23.74%   14,757    6,415   8,342   130.04%  3.67% 1.98%  1.69%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
Other borrowed funds               181,707     226,931    (45,224)  -19.93%    4,523    4,256     267     6.27%  5.02% 3.78%  1.24%
                                ----------  ----------  ---------   ------   -------  -------  ------   ------   ----  ----  -----
   Total interest-bearing
      liabilities               $  991,915  $  881,672  $ 110,243    12.50%   19,280   10,671   8,609    80.68%  3.92% 2.44%  1.48%
                                ==========  ==========  =========   ======   -------  -------  ------   ------   ----  ----  -----
Tax-equivalent net interest
   income                                                                    $20,249  $20,009  $  240     1.20%
                                                                             =======  =======  ======   ======
Net interest spread                                                                                              2.71% 3.20% -0.49%
                                                                                                                 ====  ====  =====
Net interest margin                                                                                              3.39% 3.68% -0.29%
                                                                                                                 ====  ====  =====

Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the second quarter was 3.35 percent, which was 27 basis points lower than the same quarter last year and 7 basis points lower than the first quarter of 2006. The decline from the prior quarter was due to continued increases in market rates on deposits and borrowings, which have increased faster than the yields on earning assets. The Company's tax-equivalent net interest income for the six months ended June 30, 2006 increased $240,000 compared to the six months ended June 30, 2005.

Taxable-equivalent interest income and fees on loans increased $5.1 million in the first six months of 2006 compared to the same period in 2005, due to the combination of a higher volume of outstanding loans and increasing yields. Average loans were $165.5 million higher than the first six months of last year and the average yield on loans increased to 7.19 percent for the first six months of 2006, compared to 6.17 percent for the same period in 2005. The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $56.7 million lower than last year for the first six months, while the yield has increased 25 basis points. Most purchases of investment securities during the first six months of 2006 have been callable agency bonds with maturities less than ten years or municipal bonds with maturities less than twenty years.

The average rate paid on deposits for the first six months of 2006 increased to
3.67 percent from 1.98 percent for the same period last year. This increase is primarily the result of an increase in market interest rates and the shift in funds from money market and savings accounts to certificates of deposit. Customers have made such transfers to maximize their earnings. Compared to the first six months of last year, the average balance of higher rate certificates of deposit was up $198.2 million. The increase consisted of jumbo certificates of deposit, which generally bear higher interest rates than the other deposit categories and wholesale certificates of deposit, which have been used as an alternative to short-term borrowings. The average balance of money market and savings accounts, which typically have lower rates, were $28.5 million and $11.5 million lower, respectively.

The average balance of borrowings for the first six months of 2006 was $45.2 million lower than a year ago. Average short-term borrowings, which consisted primarily of borrowings from the Federal Home Loan Bank of Des Moines (FHLB), averaged $52 million less than in the first six months of 2005 due to utilizing wholesale time deposits. Long-term borrowings averaged $7.2 million more than in the first six months of 2006, due to borrowing funds to finance the acquisition of IMG in December 2005. The Company has minimized its use of FHLB short-term advances because rates associated with wholesale deposits have been slightly lower and wholesale deposits do not require collateral.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and six months ended June 30, 2006 and 2005 as well as common ratios related to the allowance for loan losses (dollars in thousands).

                                          Three months ended June 30,     Six months ended June 30,
                                         ----------------------------   ----------------------------
                                           2006       2005     Change     2006       2005     Change
                                         --------   --------   ------   --------   --------   ------
Balance at beginning of period           $  8,049   $  6,902   $1,147   $  7,615   $  6,527   $1,088
Charge-offs                                   (66)      (354)     288       (100)      (387)     287
Recoveries                                      7         32      (25)        25         65      (40)
                                         --------   --------   ------   --------   --------   ------
Net charge-offs                               (59)      (322)     263        (75)      (322)     247
Provision charged to operations               450        500      (50)       900        875       25
                                         --------   --------   ------   --------   --------   ------
Balance at end of period                 $  8,440   $  7,080   $1,360   $  8,440   $  7,080   $1,360
                                         ========   ========   ======   ========   ========   ======
Average loans outstanding                $937,310   $768,345            $915,592   $750,062
                                         ========   ========            ========   ========
Ratio of net charge-offs during the
   period to average loans outstanding       0.01%      0.04%               0.01%      0.04%
Ratio of allowance for loan losses
   to average loans outstanding              0.90%      0.92%               0.92%      0.94%

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Bank's Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

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

                                                  Three months ended June 30,
                                              -----------------------------------
                                               2006     2005    Change   Change-%
                                              ------   ------   ------   --------
Noninterest income
   Service charges on deposit accounts        $1,117   $1,244   $ (127)    -10.2%
   Trust services                                195      189        6       3.2%
   Investment advisory fees                    2,112      824    1,288     156.3%
   Increase in cash value of bank-owned
      life insurance                             213      210        3       1.4%
   Net realized gains (losses) from
      sales of securities                        (38)      44      (82)   -186.4%
   Other:
      Debit card usage fees                       58       53        5       9.4%
      Check printing fees                         36       35        1       2.9%
      Gain on sale of residential mortgages       17       38      (21)    -55.3%
      Gain on sale of commercial loans            34        8       26     325.0%
      Other loan fees                             10      162     (152)    -93.8%
      All other                                  206      201        5       2.5%
                                              ------   ------   ------    ------
      Total other                                361      497     (136)    -27.4%
                                              ------   ------   ------    ------
      Total noninterest income                $3,960   $3,008   $  952      31.6%
                                              ======   ======   ======    ======


                                                   Six months ended June 30,
                                              -----------------------------------
                                               2006     2005    Change   Change-%
                                              ------   ------   ------   --------
Noninterest income
   Service charges on deposit accounts        $2,121   $2,287   $ (166)     -7.3%
   Trust services                                363      329       34      10.3%
   Investment advisory fees                    4,361    1,574    2,787     177.1%
   Increase in cash value of bank-owned
      life insurance                             422      416        6       1.4%
   Net realized gains (losses) from
      sales of securities                       (144)      43     (187)   -434.9%
   Other:
      Debit card usage fees                      112      102       10       9.8%
      Check printing fees                         83       71       12      16.9%
      Gain on sale of residential mortgages       29       59      (30)    -50.8%
      Gain on sale of commercial loans            34       51      (17)    -33.3%
      Other loan fees                             45      162     (117)    -72.2%
      All other                                  415      441      (26)     -5.9%
                                              ------   ------   ------    ------
      Total other                                718      886     (168)    -19.0%
                                              ------   ------   ------    ------
      Total noninterest income                $7,841   $5,535   $2,306      41.7%
                                              ======   ======   ======    ======

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities. Service charges on deposit accounts declined for two reasons: 1) higher interest rates resulted in a higher earnings credit on commercial checking accounts, which results in lower service charges; and 2) return check charges have been declining during the past year due to fewer customers overdrawing their accounts. Trust fees increased
10.3 percent in the first six months of 2006 compared to the prior year as a result of the combination of new business and revised fee schedules.

Investment advisory fees are fees earned by VMF Capital and IMG. The significant increase in investment advisory fees in the current quarter was due to the acquisition of IMG on the last day of 2005. Revenue declined slightly in the second quarter compared to the first quarter because fees for administering the Vintage Mutual Funds were reduced to be more competitive in the marketplace.

The Company recognized losses from the sale of investment securities in the first six months of 2006 as lower yielding investments were sold with the proceeds being reinvested at higher yields. By the end of the year, the additional income earned on the purchased investments will more than make up for the losses recognized in the first half of the year. Debit card usage fees continued to increase as customers continued to expand utilization of this convenient payment method. Check printing income increased due to new contract terms with the vendor. Gains from the sale of residential mortgages in the secondary market were down because increases in market interest rates have reduced the volume of originations. Gains from the sale of commercial loans result from the occasional sale of the United States Department of Agriculture
(USDA) guaranteed portion of commercial loans. Noninterest related loan fees in 2005 included the recognition of a one-time fee for a loan commitment that was terminated by a customer.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown (dollars in thousands).

                                        Three months ended June 30,
                                    -----------------------------------
                                     2006     2005    Change   Change-%
                                    ------   ------   ------   --------
Noninterest expense:
   Salaries and employee benefits   $3,492   $2,586   $  906     35.0%
   Occupancy                           866      603      263     43.6%
   Data processing                     506      362      144     39.8%
   Other:
      Insurance                         57       40       17     42.5%
      Supplies                          73       82       (9)   -11.0%
      Marketing                        108       64       44     68.8%
      Business development              81       82       (1)    -1.2%
      Professional fees                175      124       51     41.1%
      Consulting fees                   46       68      (22)   -32.4%
      Intangible amortization          221       85      136    160.0%
      All other                        557      520       37      7.1%
                                    ------   ------   ------    -----
      Total other                    1,318    1,065      253     23.8%
                                    ------   ------   ------    -----
      Total noninterest expense     $6,182   $4,616   $1,566     33.9%
                                    ======   ======   ======    =====

                                          Six months ended June 30,
                                    ------------------------------------
                                      2006     2005    Change   Change-%
                                    -------   ------   ------   --------
Noninterest expense:
   Salaries and employee benefits   $ 7,167   $5,164   $2,003     38.8%
   Occupancy                          1,722    1,193      529     44.3%
   Data processing                      985      690      295     42.8%
   Other:
      Insurance                         121       78       43     55.1%
      Supplies                          141      179      (38)   -21.2%
      Marketing                         206      165       41     24.8%
      Business development              161      125       36     28.8%
      Professional fees                 339      254       85     33.5%
      Consulting fees                   104      109       (5)    -4.6%
      Intangible amortization           442      170      272    160.0%
      All other                       1,106    1,079       27      2.5%
                                    -------   ------   ------    -----
      Total other                     2,620    2,159      461     21.4%
                                    -------   ------   ------    -----
      Total noninterest expense     $12,494   $9,206   $3,288     35.7%
                                    =======   ======   ======    =====

The increase in salaries and benefits included compensation and benefits for approximately 24 employees related to the acquisition of IMG, approximately 15 more employees at West Bank in 2006 than a year ago due to growth of the bank, annual compensation adjustments and higher medical insurance premiums. Occupancy expenses were higher this year due to one additional location for IMG and increased depreciation expense related to furniture and equipment additions throughout the Company. Early in the year the Clive office of VMF Capital was relocated to the same facility as IMG and is using space that was already leased. A new tenant has agreed to utilize the former VMF Capital space and the landlord is canceling VMF Capital's remaining lease. A charge of $32,000 was recorded to occupancy expense in the second quarter as a result of terminating that lease.

Data processing expense and insurance expense were higher primarily due to the acquisition of IMG. Supplies declined as the first quarter of 2005 included reprinting many brochures due to product and pricing changes. Marketing and business development related costs increased due to significant efforts to increase and expand current and new customer relationships at the Bank and the investment advisory subsidiaries. Consulting fees have held steady as 2005 expense included fees for implementation of software programs to assist with asset-liability management and 2006 expense includes expenses incurred by IMG.

Income Tax Expense

The Company incurred income tax expense of $4.4 million for the six months ended June 30, 2006 compared to $4.7 million for the six months ended June 30, 2005. The effective income tax rates as a percent of income before taxes for the three and six months ended June 30, 2006 were 31.9 percent and 31.8 percent, compared to 32.3 percent for the same periods last year. The effective income tax rate is slightly lower in 2006 because of a slightly higher level of income that is exempt from Federal income taxes.

FINANCIAL CONDITION

Total assets as of June 30, 2006 were $1.3 billion, which was an 8.3 percent increase from $1.2 billion at December 31, 2005. The increase is primarily due to increased loan volumes, which were funded primarily by wholesale certificates of deposit.

Investment Securities

Investment securities available for sale declined approximately $5.7 million from December 31, 2005 to $264.7 million. During the six months ended June 30, 2006, $15.4 million of lower yielding securities were sold with the majority of the proceeds reinvested in higher yielding securities. On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of June 30, 2006, existing unrealized losses are considered to be temporary in nature due to market interest rate fluctuations and accordingly, no impairment adjustment has been recorded.

Loans and Non-performing Assets

Loans outstanding increased approximately $81.1 million from December 31, 2005 to June 30, 2006. The increase was primarily attributable to growth in real estate construction, commercial real estate and commercial loans.

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items (dollars in thousands).

                                        June 30, 2006   December 31, 2005   Change
                                        -------------   -----------------   ------
Non-accrual loans                          $4,336            $4,145         $ 191
Loans past due 90 days and still
   accruing interest                           54               767          (713)
                                           ------            ------         -----
Total non-performing loans                  4,390             4,912          (522)
Other real estate owned                       252               497          (245)
                                           ------            ------         -----
Total non-performing assets                $4,642            $5,409         $(767)
                                           ======            ======         =====
Non-performing assets to total loans         0.49%             0.62%        -0.13%
Non-performing assets to total assets        0.34%             0.43%        -0.09%

One loan accounted for $3.8 million of the total non-accrual loans. As previously reported, this loan is a commercial loan secured by commercial real estate used in the operation of the customer's business and by farmland. The loan was placed on non-accrual status during the fourth quarter of 2005 due to the time period that it could take to resolve the situation involving this loan. Payments totaling $56,000 were applied to the principal balance of this loan during the first six months of 2006. Beginning in July 2006, approximately $20,000 per month for the remainder of 2006 will be applied to the carrying value of this loan. These funds will come from a short-term rental agreement with a third party. It will be necessary for the real estate collateral to be sold to fully liquidate this loan. The remaining balance of loans in non-accrual status was $526,000 and consisted of loans to four different borrowers. The amount of loans past due 90 days and still accruing interest declined to $54,000 from $767,000 at December 31, 2005, due to a concerted effort to collect delinquent payments.

Reference is also made to the information and discussion earlier in this report under the heading of "Provision for Loan Losses and the Related Allowance for Loan Losses."

Deposits

Total deposits as of June 30, 2006 were $1.0 billion compared with $945 million as of December 31, 2005, an increase of 8.9 percent. The savings category of deposits which includes money market accounts, which are liquid accounts and therefore pay relatively lower interest rates, declined approximately $13.1 million. A portion of those funds moved into the time certificates of deposit in excess of $100,000 category as customers attempted to maximize the interest earned on those funds. It is expected that this trend will continue. Time deposits increased a total of $116.3 million. In addition to the movement of money market balances, the Bank utilized wholesale certificates of deposit as a lower cost alternative source of funds compared to borrowing from the FHLB or federal funds.

Borrowings

The balance of Federal funds purchased and securities sold under agreements to repurchase was $102.7 million at June 30, 2006, up from $84.7 million at December 31, 2005. Most of this increase relates to Federal funds purchased. Federal funds purchased include funds sold to West Bank by approximately 25 banks throughout Iowa as part of the correspondent bank services provided by West Bank. The balance of Federal funds purchased from correspondent banks will fluctuate depending upon the loan demand and investment strategy of those banks. The Bank also purchases federal funds from regional and national correspondent banks as necessary for short-term liquidity needs. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes and the short-term portion of an installment note payable to a regional correspondent bank. The note was obtained in December 2005 to fund the acquisition of IMG.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits, which include demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's funds management policy. The Company had liquid assets (cash and cash equivalents) of $65.7 million as of June 30, 2006, compared with $40.7 million as of December 31, 2005. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. The Company had additional borrowing capacity available from the Federal Home Loan Bank of approximately $83 million at June 30, 2006 and has a $2.5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $100 million available through unsecured federal funds lines of credit with correspondent banks. The Bank was utilizing $30 million of those lines of credit at June 30, 2006. The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at June 30, 2006.

The Company's total stockholders' equity increased to $106.7 million at June 30, 2006, from $104.5 million at December 31, 2005. The growth in equity was less than would result from net income less cash dividends paid due to the continued increase in the accumulated comprehensive loss. The $1.9 million increase in accumulated comprehensive loss since December 31, 2005, was the result of a reduction in the market value of investment securities available for sale due to increasing interest rates. Total stockholders' equity was 7.9 percent of total assets as of June 30, 2006 and 8.4 percent on December 31, 2005. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and the Bank met all capital adequacy requirements to which they were subject at June 30, 2006.

                                                                Regulatory
                                                           requirements to be:              Actual Regulatory
                                                        -------------------------         Capital Ratios as of:
                                                         Adequately      Well-      ---------------------------------
                                                        Capitalized   Capitalized   June 30, 2006   December 31, 2005
                                                        -----------   -----------   -------------   -----------------
Total risk-based capital as % of risk-weighted assets
   Consolidated                                             8.0%         10.0%          10.4%             10.8%
   West Bank                                                8.0%         10.0%          10.8%             11.3%
Tier 1 capital as % of risk-weighted assets:
   Consolidated                                             4.0%          6.0%           9.6%             10.1%
   West Bank                                                4.0%          6.0%           8.1%              8.5%
Tier 1 capital as % average assets
   Consolidated                                             4.0%          5.0%           8.1%              8.3%
   West Bank                                                4.0%          5.0%           6.8%              7.0%

On April 19, 2006, the Company's Board of Directors authorized $5 million to be used for the buy-back of Company common stock for a period of 12 months. No repurchases took place during the six months ended June 30, 2006.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 8, 2006 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2005. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2006 changed when compared to 2005.

Subsequent Stock and Regular Dividends

On July 19, 2006, the Board of Directors of the Company declared a 5 percent common stock dividend to be paid on August 14, 2006 to shareholders of record on July 31, 2006. Any fractional shares resulting from the stock dividend will be paid in cash. The Board of Directors also declared a quarterly cash dividend of $0.16 per common share of outstanding stock after the stock dividend is paid. The cash dividend is payable on August 25, 2006 to shareholders of record on August 18, 2006. The number of common shares outstanding and earnings per common share in the accompanying financial statements and footnotes have not been adjusted to reflect the 5 percent common stock dividend.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading "Market Risk Management" is incorporated herein by reference.

Item 4. Controls and Procedures

a.   Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.   Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries from time to time are party to various legal actions arising in the normal course of business. On June 26, 2006, the Company filed a Form 8-K reporting West Bank was named as a defendant in a lawsuit filed June 20, 2006. The lawsuit claims a breach of a credit agreement arising out of a commercial loan transaction in which West Bank attempted to purchase a note of Iowa Wireless Services, LLC from First American Bank. The plaintiffs, D.B. Zwirn Special Opportunities Fund, L.P., et al, are seeking monetary damages of not less than $16,700,000 from the defendants, which include Iowa Network Services, Inc., INS Wireless, Inc. and First American Bank, in addition to West Bank. West Bank intends to vigorously defend the action and believes it has substantial defenses. West Bank also believes that Iowa Network Services, Inc. agreed to protect it from losses caused by the ownership of the Iowa Wireless Services, LLC note.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2006, there were no purchases of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 19, 2006 or the previous stock buy-back plan approved in April 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on April 20, 2006. The record date for determination of shareholders entitled to vote at the meeting was February 16, 2006. There were 16,701,843 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 13,307,756 shares or 79.7 percent of the outstanding shares, were represented in person or by proxy, which constituted a quorum. The following proposal was voted on at the meeting:

Proposal I - Election of Directors

Nine directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders' meeting, the individuals received the number of votes set opposite their names:

                                      Vote
                          For       Withheld
                      ----------   ---------
Frank W. Berlin       13,304,952       2,804
Steven G. Chapman     13,166,732     141,024
Michael A. Coppola    12,228,449   1,079,307
Orville E. Crowley    13,303,237       4,519
George D. Milligan    12,846,384     461,372
Robert G. Pulver      13,303,997       3,759
Thomas E. Stanberry   13,304,735       3,021
Jack G. Wahlig        13,279,590      28,166
Connie Wimer          13,268,495      39,261

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits
--------
3.1        Restated Articles of Incorporation of the Company(1)
3.2        By-laws of the Company(1)
10.1       Lease for Main Bank Facility(1)
10.2       Supplemental Agreement to Lease for Main Bank Facility(1)
10.3       Short-term Lease related to Main Bank Facility(1)
10.4       Assignment(1)
10.5       Lease Modification Agreement No. 1 for Main Bank Facility(1)
10.6       Memorandum of Real Estate Contract(1)
10.7       Affidavit(1)
10.8       Addendum to Lease for Main Bank Facility(1)
10.9       Data Processing Contract(1)
10.10      Employment Contract(1)
10.11      No document
10.12      Data Processing Contract Amendment(2)
10.13      Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank(3)
10.14      Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)
10.15      The Employee Savings and Stock Ownership Plan, as amended(5)
10.16      Amendment to Lease Agreement(6)
10.17      Employment Agreement(6)
10.18      Consulting Agreement(8)
10.19      West Bancorporation, Inc. Restricted Stock Compensation Plan(7)
10.20      Employment Agreement between Investors Management Group Ltd. and Jeff
           Lorenzen(9)
10.21      Assignment and Assumption of Lease and Consent to Assignment(10)
31.1       Certification of Chief Executive Officer under Section 302 of the
           Sarbanes-Oxley Act of 2002
31.2       Certification of Chief Financial Officer under Section 302 of the
           Sarbanes-Oxley Act of 2002
32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002
32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

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

(7) Incorporated herein by reference to the definitive proxy statement 14A filed on March 10, 2005.

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


August 4, 2006                          By: /s/ Thomas E. Stanberry
Dated                                       ------------------------------------
                                            Thomas E. Stanberry
                                            Chairman, President and Chief
                                            Executive Officer


August 4, 2006                          By: /s/ Douglas R. Gulling
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