Form 10-Q
period 2006-09-30
WEST BANCORPORATION INC
filed 2006-11-02
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 1, 2006, there were 17,536,682 shares of common stock, no par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                   West Bancorporation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                September 30,    December 31,
                                                                    2006             2005
                                                               --------------   --------------
Assets
Cash and due from banks                                        $   27,087,695   $   39,424,270
Federal funds sold and other short-term investments                 3,478,007        1,241,044
                                                               --------------   --------------
   Cash and cash equivalents                                       30,565,702       40,665,314
                                                               --------------   --------------
Securities available for sale                                     267,647,396      270,333,846
Federal Home Loan Bank stock, at cost                               3,952,000        4,384,400
                                                               --------------   --------------
   Total securities                                               271,599,396      274,718,246
                                                               --------------   --------------
Loans                                                             911,930,825      867,504,620
   Allowance for loan losses                                       (8,178,355)      (7,615,188)
                                                               --------------   --------------
   Loans, net                                                     903,752,470      859,889,432
                                                               --------------   --------------
Premises and equipment, net                                         5,275,505        5,650,009
Accrued interest receivable                                         9,871,538        7,861,647
Goodwill and other intangible assets                               26,453,204       27,116,287
Bank-owned life insurance                                          22,736,195       22,099,259
Other assets                                                       11,365,046        6,380,103
                                                               --------------   --------------
   Total assets                                                $1,281,619,056   $1,244,380,297
                                                               ==============   ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                 $  196,541,479   $  207,492,888
   Interest-bearing demand                                         48,134,916       48,629,629
   Savings                                                        231,085,979      295,068,233
   Time, in excess of $100,000                                    312,670,401      269,057,298
   Other time                                                     197,178,704      124,645,285
                                                               --------------   --------------
   Total deposits                                                 985,611,479      944,893,333
Federal funds purchased and securities sold under
   agreements to repurchase                                        86,869,434       84,748,150
Other short-term borrowings                                         1,762,319        4,732,124
Accrued expenses and other liabilities                              9,485,975        6,298,408
Subordinated notes                                                 20,619,000       20,619,000
Long-term borrowings                                               66,265,018       78,568,766
                                                               --------------   --------------
   Total liabilities                                            1,170,613,225    1,139,859,781
                                                               --------------   --------------
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares;
   17,536,682 and 17,536,935 shares issued and outstanding
   at September 30, 2006 and December 31, 2005, respectively        3,000,000        3,000,000
Additional paid-in capital                                         32,000,000       32,000,000
Retained earnings                                                  78,199,538       71,950,620
Accumulated other comprehensive income (loss)                      (2,193,707)      (2,430,104)
                                                               --------------   --------------
   Total stockholders' equity                                     111,005,831      104,520,516
                                                               --------------   --------------
   Total liabilities and stockholders' equity                  $1,281,619,056   $1,244,380,297
                                                               ==============   ==============

See accompanying notes to consolidated financial statements.

              West Bancorporation, Inc. and Subsidiaries
                   Consolidated Statements of Income
                              (unaudited)

                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                               -------------------------   -------------------------
                                                                   2006          2005          2006          2005
                                                               -----------   -----------   -----------   -----------
Interest income:
   Loans, including fees                                       $17,505,439   $12,980,293   $50,004,036   $35,796,213
   Securities:
      U.S. Treasury, government agencies and corporations        1,523,820     1,708,489     4,541,346     5,366,040
      States and political subdivisions                          1,043,803     1,080,120     3,116,080     3,063,788
      Other                                                        395,774       337,051     1,122,034     1,363,056
   Federal funds sold and other short-term investments             287,503        45,675       632,504       304,712
                                                               -----------   -----------   -----------   -----------
         Total interest income                                  20,756,339    16,151,628    59,416,000    45,893,809
                                                               -----------   -----------   -----------   -----------
Interest expense:
   Demand deposits                                                 128,061        56,511       263,948       126,679
   Savings deposits                                              1,898,511     1,364,037     5,530,357     3,771,494
   Time deposits                                                 6,926,390     3,041,428    17,915,883     6,979,239
   Federal funds purchased and securities sold under
      agreements to repurchase                                     855,742       611,355     2,613,528     1,635,455
   Other short-term borrowings                                       8,027       462,218        33,966     1,211,395
   Subordinated notes                                              370,867       370,867     1,100,616     1,100,616
   Long-term borrowings                                            846,616       883,328     2,855,774     2,635,906
                                                               -----------   -----------   -----------   -----------
         Total interest expense                                 11,034,214     6,789,744    30,314,072    17,460,784
                                                               -----------   -----------   -----------   -----------
         Net interest income                                     9,722,125     9,361,884    29,101,928    28,433,025
Provision for loan losses                                          450,000       450,000     1,350,000     1,325,000
                                                               -----------   -----------   -----------   -----------
         Net interest income after provision for loan losses     9,272,125     8,911,884    27,751,928    27,108,025
                                                               -----------   -----------   -----------   -----------
Noninterest income:
   Service charges on deposit accounts                           1,371,286     1,214,142     3,492,237     3,500,949
   Trust services                                                  207,785       202,475       571,003       531,300
   Investment advisory fees                                      2,002,794       904,236     6,363,379     2,478,115
   Increase in cash value of bank-owned life insurance             214,903       212,621       636,936       629,117
   Net realized gains (losses) from sales of securities
      available for sale                                            (2,937)      158,377      (146,612)      201,565
   Other income                                                    355,881       340,732     1,073,997     1,226,266
                                                               -----------   -----------   -----------   -----------
         Total noninterest income                                4,149,712     3,032,583    11,990,940     8,567,312
                                                               -----------   -----------   -----------   -----------
Noninterest expense:
   Salaries and employee benefits                                3,322,926     2,579,400    10,490,303     7,743,658
   Occupancy                                                       825,613       624,168     2,547,443     1,817,057
   Data processing                                                 447,956       367,753     1,432,604     1,057,561
   Other expenses                                                1,499,927     1,083,010     4,120,396     3,241,875
                                                               -----------   -----------   -----------   -----------
         Total noninterest expense                               6,096,422     4,654,331    18,590,746    13,860,151
                                                               -----------   -----------   -----------   -----------
         Income before income taxes                              7,325,415     7,290,136    21,152,122    21,815,186
Income taxes                                                     2,348,750     2,327,432     6,748,350     7,025,214
                                                               -----------   -----------   -----------   -----------
         Net income                                            $ 4,976,665   $ 4,962,704   $14,403,772   $14,789,972
                                                               ===========   ===========   ===========   ===========
Earnings per share, basic                                      $      0.28   $      0.28   $      0.82   $      0.84
                                                               ===========   ===========   ===========   ===========
Cash dividends per share                                       $     0.160   $     0.152   $     0.465   $     0.457
                                                               ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                         ---------------------------
                                                             2006           2005
                                                         ------------   ------------
Common stock:
   Beginning of year balance                             $  3,000,000   $  3,000,000
                                                         ------------   ------------
   End of period balance                                    3,000,000      3,000,000
                                                         ------------   ------------
Additional paid-in capital:
   Beginning of year balance                               32,000,000     32,000,000
                                                         ------------   ------------
   End of period balance                                   32,000,000     32,000,000
                                                         ------------   ------------
Retained earnings:
   Beginning of year balance                               71,950,620     62,565,046
   Net income                                              14,403,772     14,789,972
   Dividends on common stock                               (8,150,459)    (8,016,885)
   Purchase of fractional shares resulting from
      stock dividend                                           (4,395)            --
                                                         ------------   ------------
   End of period balance                                   78,199,538     69,338,133
                                                         ------------   ------------
Accumulated other comprehensive income (loss):
   Beginning of year balance                               (2,430,104)        54,930
   Unrealized gains (losses) on securities, net of tax        236,397       (866,587)
                                                         ------------   ------------
   End of period balance                                   (2,193,707)      (811,657)
                                                         ------------   ------------
Total stockholders' equity                               $111,005,831   $103,526,476
                                                         ============   ============

                   West Bancorporation, Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                    2006          2005
                                                -----------   -----------
Net Income                                      $14,403,772   $14,789,972
Other comprehensive income (loss), unrealized
   gains (losses) on securities, net of
   reclassification adjustment, net of tax          236,397      (866,587)
                                                -----------   -----------
Comprehensive income                            $14,640,169   $13,923,385
                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                   West Bancorporation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            2006            2005
                                                                        ------------   -------------
Cash Flows from Operating Activities
   Net income                                                           $ 14,403,772   $  14,789,972
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                            1,350,000       1,325,000
      Net amortization and accretion                                         962,475         824,609
      Loss on disposal of fixed assets                                        11,011          22,857
      Net (gains) losses from sales of securities available for sale         146,612        (201,565)
      Net gains from sales of loans held for sale                            (91,548)       (137,610)
      Proceeds from sales of loans held for sale                           8,525,465      12,312,529
      Originations of loans held for sale                                 (8,733,917)    (12,179,419)
      Increase in value of bank-owned life insurance                        (636,936)       (629,117)
      Depreciation                                                           674,718         390,785
      Deferred income taxes                                                  (97,757)       (172,532)
      Change in assets and liabilities:
         Increase in accrued interest receivable                          (2,009,891)     (1,235,942)
         Increase in accrued expenses and other liabilities                2,475,192         740,754
                                                                        ------------   -------------
            Net cash provided by operating activities                     16,979,196      15,850,321
                                                                        ------------   -------------
Cash Flows from Investing Activities
   Proceeds from sales, calls, and maturities of securities available
      for sale                                                            22,122,561      72,458,156
   Purchases of securities available for sale                            (20,548,130)    (41,647,438)
   Proceeds from maturities and calls of securities held to maturity              --      19,431,000
   Acquisition of Federal Home Loan Bank stock                              (533,200)    (14,198,400)
   Proceeds from redemption of Federal Home Loan Bank stock                  965,600      11,833,400
   Net increase in loans                                                 (46,673,038)   (104,828,024)
   Proceeds from sales of premises and equipment                              67,787              --
   Purchases of premises and equipment                                      (567,377)       (804,780)
   Change in other assets                                                 (1,627,782)     (2,611,520)
                                                                        ------------   -------------
            Net cash (used) in investing activities                      (46,793,579)    (60,367,606)
                                                                        ------------   -------------
Cash Flows from Financing Activities
   Net change in deposits                                                 40,718,146       7,024,728
   Net change in federal funds purchased and securities sold
      under agreements to repurchase                                       2,121,284       3,739,805
   Net change in other short-term borrowings                              (2,969,805)     65,693,817
   Principal payments on long-term borrowings                            (12,000,000)    (10,900,000)
   Purchase of fractional shares resulting from stock dividend                (4,395)             --
   Cash dividends                                                         (8,150,459)     (8,016,885)
                                                                        ------------   -------------
            Net cash provided by financing activities                     19,714,771      57,541,465
                                                                        ------------   -------------
            Net increase (decrease) in cash and cash equivalents         (10,099,612)     13,024,180
Cash and Cash Equivalents
   Beginning                                                              40,665,314      29,879,459
                                                                        ------------   -------------
   End                                                                  $ 30,565,702   $  42,903,639
                                                                        ============   =============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                          $ 28,579,447   $  16,527,967
      Income taxes                                                         7,323,629       7,224,763

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying consolidated statements of income for the three and nine months ended September 30, 2006 and 2005, the consolidated statements of stockholders' equity, comprehensive income, and cash flows for the nine months ended September 30, 2006 and 2005, and the consolidated balance sheets as of September 30, 2006 and December 31, 2005, include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank, WB Capital Management Inc. d/b/a VMF Capital and Investors Management Group, Ltd. (IMG). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The weighted average number of shares outstanding for the three months ended September 30, 2006 and 2005 was 17,536,765 and 17,536,935, respectively, and the weighted average number of shares outstanding for the nine months ended September 30, 2006 and 2005 was 17,536,878 and 17,536,935, respectively.

On July 19, 2006, the Board of Directors of the Company declared a 5 percent common stock dividend which was paid on August 14, 2006 to shareholders of record on July 31, 2006. Fractional shares resulting from the stock dividend were paid in cash. The number of outstanding common shares and earnings per common share in the accompanying financial statements and footnotes reflect the 5 percent common stock dividend.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company's 2005 consolidated financial statements. The Company's commitments as of September 30, 2006 and December 31, 2005, are approximately as follows:

                               September 30, 2006   December 31, 2005
                               ------------------   -----------------
Commitments to extend credit      $238,747,000         $247,849,000
Standby letters of credit           21,854,000           23,230,000
                                  ------------         ------------
                                  $260,601,000         $271,079,000
                                  ============         ============

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company's primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, as the holding company's operation is similar to that of the bank. The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments and public entities. The investment advisory segment includes VMF Capital and IMG. The "Other" column represents the elimination of intercompany balances. The acquisition of IMG on December 30, 2005 is the reason for the significant increase in investment advisory fees. In prior year reporting periods the investment advisory segment was included in the "Other" column. Selected financial information on the Company's segments is presented below for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands).

                                                             Three months ended September 30,
                                -----------------------------------------------------------------------------------------
                                                    2006                                          2005
                                                  Segments                                      Segments
                                -------------------------------------------   -------------------------------------------
                                          Investment                                    Investment
                                Banking    Advisory    Other   Consolidated   Banking    Advisory    Other   Consolidated
                                -------   ----------   -----   ------------   -------   ----------   -----   ------------
Interest income                 $20,756     $   --     $ --       $20,756     $16,152      $ --      $ --       $16,152
Interest expense                 11,026          8       --        11,034       6,775        15        --         6,790
                                -------     ------     ----       -------     -------      ----      ----       -------
Net interest income               9,730         (8)      --         9,722       9,377       (15)       --         9,362
Provision for loan losses           450         --       --           450         450        --        --           450
                                -------     ------     ----       -------     -------      ----      ----       -------
Net interest income after
   provision for loan losses      9,280         (8)      --         9,272       8,927       (15)       --         8,912
Noninterest income                2,148      2,061      (59)        4,150       2,128       955       (51)        3,032
Noninterest expense               4,278      1,878      (59)        6,097       3,983       722       (51)        4,654
                                -------     ------     ----       -------     -------      ----      ----       -------
Income before income taxes        7,150        175       --         7,325       7,072       218        --         7,290
Income taxes                      2,275         73       --         2,348       2,237        90        --         2,327
                                -------     ------     ----       -------     -------      ----      ----       -------
Net income                      $ 4,875     $  102     $ --       $ 4,977     $ 4,835      $128      $ --       $ 4,963
                                =======     ======     ====       =======     =======      ====      ====       =======
Depreciation and amortization   $   200     $  246     $ --       $   446     $   183      $ 41      $ --       $   224
                                =======     ======     ====       =======     =======      ====      ====       =======

                                                                Nine months ended September 30,
                                -----------------------------------------------------------------------------------------------
                                                     2006                                             2005
                                                   Segments                                         Segments
                                ----------------------------------------------   ----------------------------------------------
                                             Investment                                       Investment
                                  Banking     Advisory    Other   Consolidated     Banking     Advisory    Other   Consolidated
                                ----------   ----------   -----   ------------   ----------   ----------   -----   ------------
Interest income                 $   59,418    $    --     $  (2)   $   59,416    $   45,894     $   --     $  --    $   45,894
Interest expense                    30,291         25        (2)       30,314        17,416         45        --        17,461
                                ----------    -------     -----    ----------    ----------     ------     -----    ----------
Net interest income                 29,127        (25)       --        29,102        28,478        (45)       --        28,433
Provision for loan losses            1,350         --        --         1,350         1,325         --        --         1,325
                                ----------    -------     -----    ----------    ----------     ------     -----    ----------
Net interest income after
   provision for loan losses        27,777        (25)       --        27,752        27,153        (45)       --        27,108
Noninterest income                   5,627      6,527      (163)       11,991         6,089      2,625      (147)        8,567
Noninterest expense                 12,940      5,814      (163)       18,591        11,892      2,115      (147)       13,860
                                ----------    -------     -----    ----------    ----------     ------     -----    ----------
Income before income taxes          20,464        688        --        21,152        21,350        465        --        21,815
Income taxes                         6,464        284        --         6,748         6,834        191        --         7,025
                                ----------    -------     -----    ----------    ----------     ------     -----    ----------
Net income                      $   14,000    $   404     $  --    $   14,404    $   14,516     $  274     $  --    $   14,790
                                ==========    =======     =====    ==========    ==========     ======     =====    ==========
Depreciation and amortization   $      595    $   743     $  --    $    1,338    $      518     $  127     $  --    $      645
                                ==========    =======     =====    ==========    ==========     ======     =====    ==========
Goodwill                        $   13,376    $ 9,869     $  --    $   23,245    $   13,376     $1,162     $  --    $   14,538
                                ==========    =======     =====    ==========    ==========     ======     =====    ==========
Total assets                    $1,268,060    $14,241     $(682)   $1,281,619    $1,217,474     $3,048     $(111)   $1,220,411
                                ==========    =======     =====    ==========    ==========     ======     =====    ==========

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides for additional financial statement footnote disclosure. Interpretation No. 48 is effective for the Company beginning on January 1, 2007. The Company is currently evaluating the potential impact this Interpretation could have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and applies whenever other standards require or permit assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. This Statement is effective for the Company beginning on January 1, 2008. The Company does not expect this Statement to have a material effect on its financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106 and 132R. This Statement requires employers to fully recognize the overfunded or underfunded status of a defined benefit retirement plan, retiree healthcare and other postretirement plans as an asset or liability in their financial statements as of the end of the fiscal year. This Statement is effective for the Company for 2006. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

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

8. Reclassifications

Minor reclassifications were made to certain categories in the prior year's statement of cash flows to conform to the current year's presentation.

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

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which includes its wholly-owned banking subsidiary, West Bank ("Bank") and its wholly-owned investment advisory subsidiaries, WB Capital Management Inc. d/b/a VMF Capital ("VMF Capital") and Investors Management Group, Ltd.
(IMG). It focuses on the consolidated results of operations for the three and nine months ended September 30, 2006, compared to the same periods in 2005, and on the consolidated financial condition of the Company and its subsidiaries at September 30, 2006, compared to December 31, 2005.

Net income for the three months ended September 30, 2006, was $4,977,000, which was virtually the same as the $4,963,000 reported for the same period in 2005. Increases in net interest income, service charges on deposit accounts and investment advisory fees were offset by increases in operating expenses.

For the first nine months of 2006, net income declined 2.6 percent from the prior year to $14,404,000, or $.82 per share. Net interest income for the first nine months of 2006 was $669,000 higher than the previous year primarily because of the $110 million increase in average earning assets. Compared to the prior year, the increases in net interest income and investment advisory fees were more than offset by increases in noninterest expense. The nine months ended September 30, 2006 also included net realized losses on the sale of investment securities of $147,000 compared to net gains of $202,000 for the same period in 2005. Current year results include the operations of IMG, which was acquired on December 30, 2005.

The net interest margin for the three and nine months ended September 30, 2006, declined 24 and 27 basis points, respectively, compared to the same periods one year ago. The cost of funds (deposits and borrowings) has increased faster than the yield on earning assets (loans and investments).

Year-to-date noninterest income was 40.0 percent higher than last year due the increase in investment advisory fees earned by IMG. Net income from the investment advisory segment of the company totaled $102,000 for the third quarter of 2006, compared to $128,000 for the third quarter of 2005. Year-to-date net income from this segment totaled $404,000, compared to $274,000 for the same period in 2005.

Year-to-date noninterest expense was 34.1 percent higher than a year ago, primarily due to the acquisition of IMG, increases in compensation and related benefit expenses, occupancy costs and intangible amortization.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2006, compared with the same periods in 2005 (dollars in thousands).

                                Three Months Ended September 30,                Nine Months Ended September 30,
                         ---------------------------------------------   ---------------------------------------------
                            2006         2005       Change    Change-%      2006         2005       Change    Change-%
                         ----------   ----------   --------   --------   ----------   ----------   --------   --------
Net income               $    4,977   $    4,963   $     14      0.3%    $   14,404   $   14,790   $   (386)    -2.6%
Average assets            1,315,308    1,189,373    125,935     10.6%     1,301,735    1,181,382    120,353     10.2%
Average stockholders'
   equity                   107,893      101,875      6,018      5.9%       106,042       99,628      6,414      6.4%
Return on assets               1.50%        1.66%     -0.16%                   1.48%        1.67%     -0.19%
Return on equity              18.30%       19.33%     -1.03%                  18.16%       19.85%     -1.69%
Efficiency ratio              42.60%       36.61%      5.99%                  43.70%       36.27%      7.43%
Dividend payout ratio         57.14%       53.33%      3.81%                  56.71%       53.93%      2.78%
Equity to assets ratio         8.20%        8.57%     -0.37%                   8.15%        8.43%     -0.28%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.

Return on equity - annualized net income divided by average stockholders' equity.

Efficiency ratio - noninterest expense divided by noninterest income (excluding net securities gains (losses)) plus taxable equivalent net interest income.

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

Data for the three months ended September 30 (dollars in thousands):

                                        Average Balance                      Interest Income/Expense           Yield/Rate
                          -------------------------------------------  ----------------------------------  ------------------
                             2006        2005       Change   Change-%    2006     2005   Change  Change-%  2006  2005  Change
                          ----------  ----------  ---------  --------  -------  -------  ------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                $  356,528  $  282,204   $ 74,324    26.34%  $ 7,080  $ 4,693  $2,387    50.86%  7.88% 6.60%   1.28%
Real estate                  537,696     477,448     60,248    12.62%    9,907    7,886   2,021    25.63%  7.31% 6.55%   0.76%
Consumer                      12,986      10,907      2,079    19.06%      265      221      44    19.91%  8.11% 8.05%   0.06%
Other                         25,770      22,359      3,411    15.26%      343      253      90    35.57%  5.28% 4.49%   0.79%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Total loans                  932,980     792,918    140,062    17.66%   17,595   13,053   4,542    34.80%  7.48% 6.53%   0.95%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Investment securities:
Taxable                      171,401     203,444    (32,043)  -15.75%    2,008    2,134    (126)   -5.90%  4.69% 4.20%   0.49%
Tax-exempt                    98,891     106,075     (7,184)   -6.77%    1,302    1,396     (94)   -6.73%  5.26% 5.27%  -0.01%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Total investment
   securities                270,292     309,519    (39,227)  -12.67%    3,310    3,530    (220)   -6.23%  4.90% 4.57%   0.33%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Federal funds sold and
  short-term investments      21,006       4,732     16,274   343.91%      288       46     242   526.09%  5.43% 3.83%   1.60%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Total interest-earning
   assets                 $1,224,278  $1,107,169   $117,109    10.58%   21,193   16,629   4,564    27.45%  6.87% 5.96%   0.91%
                          ==========  ==========   ========   ======   -------  -------  ------   ------   ----  ----   -----
Interest-bearing
   liabilities:
Deposits:
Checking with interest,
   savings and money
   markets                $  299,936  $  307,970   $ (8,034)   -2.61%    2,027    1,421     606    42.65%  2.68% 1.83%   0.85%
Time deposits                553,475     366,023    187,452    51.21%    6,926    3,041   3,885   127.75%  4.96% 3.30%   1.66%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Total deposits               853,411     673,993    179,418    26.62%    8,953    4,462   4,491   100.65%  4.16% 2.63%   1.53%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Other borrowed funds         160,559     213,808    (53,249)  -24.91%    2,081    2,328    (247)  -10.61%  5.14% 4.32%   0.82%
                          ----------  ----------   --------   ------   -------  -------  ------   ------   ----  ----   -----
Total interest-bearing
   liabilities            $1,013,970  $  887,801   $126,169    14.21%   11,034    6,790   4,244    62.50%  4.32% 3.03%   1.29%
                          ==========  ==========   ========   ======   -------  -------  ------   ------   ----  ----   -----
Tax-equivalent net
   interest income                                                     $10,159  $ 9,839  $  320     3.25%
                                                                       =======  =======  ======   ======
Net interest spread                                                                                        2.55% 2.93%  -0.38%
                                                                                                           ====  ====   =====
Net interest margin                                                                                        3.29% 3.53%  -0.24%
                                                                                                           ====  ====   =====

Data for the nine months ended September 30 (dollars in thousands):

                                        Average Balance                      Interest Income/Expense            Yield/Rate
                          -------------------------------------------  -----------------------------------  ------------------
                             2006        2005       Change   Change-%    2006     2005    Change  Change-%  2006  2005  Change
                          ----------  ----------  ---------  --------  -------  -------  -------  --------  ----  ----  ------
Interest-earning assets:
Loans:
Commercial                $  345,197  $  273,130   $ 72,067    26.39%  $19,709  $12,841  $ 6,868    53.48%  7.63% 6.29%  1.34%
Real estate                  539,062     460,289     78,773    17.11%   28,854   21,821    7,033    32.23%  7.16% 6.34%  0.82%
Consumer                      12,268      10,812      1,456    13.47%      726      617      109    17.67%  7.91% 7.63%  0.28%
Other                         24,925      20,273      4,652    22.95%      973      735      238    32.38%  5.22% 4.85%  0.37%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Total loans                  921,452     764,504    156,948    20.53%   50,262   36,014   14,248    39.56%  7.29% 6.30%  0.99%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Investment securities:
Taxable                      172,872     220,566    (47,694)  -21.62%    5,929    6,995   (1,066)  -15.24%  4.57% 4.23%  0.34%
Tax-exempt                    99,388     102,506     (3,118)   -3.04%    3,899    3,995      (96)   -2.40%  5.23% 5.20%  0.03%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Total investment
   securities                272,260     323,072    (50,812)  -15.73%    9,828   10,990   (1,162)  -10.57%  4.81% 4.54%  0.27%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Federal funds sold and
   short-term
   investments                16,525      12,817      3,708    28.93%      632      305      327   107.21%  5.12% 3.18%  1.94%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Total interest-earning
   assets                 $1,210,237  $1,100,393   $109,844     9.98%   60,722   47,309   13,413    28.35%  6.71% 5.75%  0.96%
                          ==========  ==========   ========   ======   -------  -------  -------   ------   ----  ----  -----
Interest-bearing
   liabilities:
Deposits:
Checking with interest,
   savings and money
   markets                $  309,274  $  340,335   $(31,061)   -9.13%  $ 5,794  $ 3,898    1,896    48.64%  2.50% 1.53%  0.97%
Time deposits                515,493     320,894    194,599    60.64%   17,916    6,979   10,937   156.71%  4.65% 2.91%  1.74%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Total deposits               824,767     661,229    163,538    24.73%   23,710   10,877   12,833   117.98%  3.84% 2.20%  1.64%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Other borrowed funds         174,581     222,509    (47,928)  -21.54%    6,604    6,584       20     0.30%  5.06% 3.96%  1.10%
                          ----------  ----------   --------   ------   -------  -------  -------   ------   ----  ----  -----
Total interest-bearing
   liabilities            $  999,348  $  883,738   $115,610    13.08%   30,314   17,461   12,853    73.61%  4.06% 2.64%  1.42%
                          ==========  ==========   ========   ======   -------  -------  -------   ------   ----  ----  -----
Tax-equivalent net
   interest income                                                     $30,408  $29,848  $   560     1.88%
                                                                       =======  =======  =======   ======
Net interest spread                                                                                         2.65% 3.11% -0.46%
                                                                                                            ====  ====  =====
Net interest margin                                                                                         3.36% 3.63% -0.27%
                                                                                                            ====  ====  =====

Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the third quarter was 3.29 percent, which was 24 basis points lower than the same quarter last year and 6 basis points lower than the second quarter of 2006. The decline from the prior quarter was due to continued increases in market rates on deposits which have increased faster than the yields on earning assets. The Company's tax-equivalent net interest income for the nine months ended September 30, 2006, increased $560,000 compared to the nine months ended September 30, 2005.

Taxable-equivalent interest income and fees on loans increased $14.2 million in the first nine months of 2006 compared to the same period in 2005, due to the combination of a higher volume of outstanding loans and increasing yields. Average loans were $157 million higher than the first nine months of last year. The average yield on loans increased to 7.29 percent for the first nine months of 2006, compared to 6.30 percent for the same period in 2005. The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Competition for loans in the market areas served by the Company remains strong.

The average balance of investment securities was $50.8 million lower than last year while the yield has increased 27 basis points. Most purchases of investment securities during the first nine months of 2006 have been callable agency bonds with maturities less than ten years or municipal bonds with maturities less than twenty years.

The average rate paid on deposits for the first nine months of 2006 increased to
3.84 percent from 2.20 percent for the same period last year. This increase is primarily the result of an increase in market interest rates and the shift in funds from money market and savings accounts to certificates of deposit. Customers have made such transfers to maximize their earnings. Compared to the first nine months of last year, the average balance of higher rate certificates of deposit was up $194.6 million. The increase consisted of jumbo certificates of deposit, which generally bear higher interest rates than the other deposit categories; and wholesale certificates of deposit, which have been used as an alternative to short-term borrowings. The average balances of money market and savings accounts, which typically have lower rates, were $17.9 million and $12.4 million lower, respectively.

The average balance of borrowings for the first nine months of 2006 was $47.9 million lower than a year ago. Short-term borrowings, which consisted primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of Des Moines (FHLB), averaged $52.6 million less than in the first nine months of 2005, due to utilizing wholesale time deposits. Long-term borrowings averaged $4.7 million more than in the first nine months of 2005, due to borrowing funds to finance the acquisition of IMG in December 2005. The Company has minimized its use of FHLB short-term advances because rates associated with wholesale deposits have been slightly lower and wholesale deposits do not require collateral.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2006 and 2005 as well as common ratios related to the allowance for loan losses (dollars in thousands).

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         --------------------------------   -------------------------------
                                            2006       2005      Change        2006       2005      Change
                                          --------   --------   --------     --------   --------   --------
Balance at beginning of period            $  8,440   $  7,080   $  1,360     $  7,615   $  6,527   $  1,088
Charge-offs                                   (721)      (284)      (437)        (821)      (671)      (150)
Recoveries                                       9         60        (51)          34        125        (91)
                                          --------   --------   --------     --------   --------   --------
Net charge-offs                               (712)      (224)      (488)        (787)      (546)      (241)
Provision charged to operations                450        450         --        1,350      1,325         25
                                          --------   --------   --------     --------   --------   --------
Balance at end of period                  $  8,178   $  7,306   $    872     $  8,178   $  7,306   $    872
                                          ========   ========   ========     ========   ========   ========
Average loans outstanding                 $932,980   $792,918   $140,062     $921,452   $764,504   $156,948

Ratio of net charge-offs during the
   period to average loans outstanding        0.08%      0.03%                   0.09%      0.07%
Ratio of allowance for loan losses
   to average loans outstanding               0.88%      0.92%                   0.89%      0.96%

Charge-offs in the three months ended September 30, 2006, increased significantly compared to the prior year. Three loans that had been classified as non-accrual accounted for $586,000 of the total charge-offs. The three loans met the criteria for an in-substance foreclosure, which occurs when the borrower has little or no equity in the collateral securing a loan. Charge-offs were incurred for the difference between the carrying value and the net realizable value of the properties securing the loans. A total of $1,730,000 was transferred into other real estate owned.

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

                                                Three Months Ended September 30,
                                              -----------------------------------
                                               2006     2005    Change   Change-%
                                              ------   ------   ------   --------
Noninterest income:
   Service charges on deposit accounts        $1,371   $1,214   $  157     12.93%
   Trust services                                208      202        6      2.97%
   Investment advisory fees                    2,003      904    1,099    121.57%
   Increase in cash value of bank-owned
      life insurance                             215      213        2      0.94%
   Net realized gains (losses) from
      sales of securities                         (3)     159     (162)  -101.89%
   Other:
      Debit card usage fees                       55       45       10     22.22%
      Check printing fees                         33       39       (6)   -15.38%
      Visa/Mastercard income                      46       28       18     64.29%
      Gain on sale of residential mortgages       28       28       --      0.00%
      Other loan fees                             10        8        2     25.00%
      All other                                  184      192       (8)    -4.17%
                                              ------   ------   ------   -------
      Total other                                356      340       16      4.71%
                                              ------   ------   ------   -------
      Total noninterest income                $4,150   $3,032   $1,118     36.87%
                                              ======   ======   ======   =======

                                                Nine Months Ended September 30,
                                              ------------------------------------
                                                2006     2005    Change   Change-%
                                              -------   ------   ------   --------
Noninterest income:
   Service charges on deposit accounts        $ 3,492   $3,501   $   (9)    -0.26%
   Trust services                                 571      531       40      7.53%
   Investment advisory fees                     6,364    2,478    3,886    156.82%
   Increase in cash value of bank-owned
      life insurance                              637      629        8      1.27%
   Net realized gains (losses) from
      sales of securities                        (147)     202     (349)  -172.77%

   Other:
      Debit card usage fees                       167      147       20     13.61%
      Check printing fees                         116      110        6      5.45%
      Visa/Mastercard income                      121      104       17     16.35%
      Gain on sale of residential mortgages        57       87      (30)   -34.48%
      Other loan fees                              55      170     (115)   -67.65%
      All other                                   558      608      (50)    -8.22%
                                              -------   ------   ------   -------
      Total other                               1,074    1,226     (152)   -12.40%
                                              -------   ------   ------   -------
      Total noninterest income                $11,991   $8,567   $3,424     39.97%
                                              =======   ======   ======   =======

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed and miscellaneous other income and gains (or losses) from the sale of investment securities. Service charges on deposit accounts declined slightly on a year-to-date basis, while implementation of pricing changes in the third quarter of 2006 caused an increase in return check charges compared to the same quarter in 2005. Trust fees increased 7.5 percent in the first nine months of 2006 compared to the prior year as a result of the combination of new business and revised fee schedules.

Investment advisory fees are fees earned by VMF Capital and IMG. The significant increase in investment advisory fees in the current quarter and year-to-date was due to the acquisition of IMG on the last day of 2005. Revenue declined slightly in the third quarter of 2006 compared to the second quarter because of the loss of a customer. New business development efforts were hampered somewhat due to the significant amount of time and effort spent on planning for the merger. Effective October 1, 2006, VMF Capital and IMG have merged and will operate as WB Capital Management Inc. Combining the two companies will allow for more effective client service.

The Company recognized losses from the sale of investment securities in the first nine months of 2006 as lower yielding investments were sold with the proceeds being reinvested at higher yields. By the end of the year, the additional income earned on the purchased investments will more than make up for the losses recognized in the first nine months of the year. Debit card usage fees continued to increase as customers continued to expand utilization of this convenient payment method. Check printing income increased due to new contract terms with the vendor. Gains from the sale of residential mortgages in the secondary market were down because increases in market interest rates have reduced the volume of originations. Noninterest-related loan fees in 2005 included the recognition of a one-time fee for a loan commitment that was terminated by a customer.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the other expense category that represent significant variances are shown (dollars in thousands).

                                                Three Months Ended September 30,
                                              -----------------------------------
                                               2006     2005    Change   Change-%
                                              ------   ------   ------   --------
Noninterest expense:
   Salaries and employee benefits             $3,323   $2,580   $  743     28.80%
   Occupancy                                     826      624      202     32.37%
   Data processing                               448      367       81     22.07%
   Other:
      Insurance                                   64       40       24     60.00%
      Supplies                                    74       60       14     23.33%
      Marketing                                  164      114       50     43.86%
      Business development                        75       73        2      2.74%
      Professional fees                          257      141      116     82.27%
      Consulting fees                             55       90      (35)   -38.89%
      Intangible amortization                    221       84      137    163.10%
      All other                                  590      481      109     22.66%
                                              ------   ------   ------    ------
      Total other                              1,500    1,083      417     38.50%
                                              ------   ------   ------    ------
      Total noninterest expense               $6,097   $4,654   $1,443     31.01%
                                              ------   ------   ------    ------

                                                 Nine Months Ended September 30,
                                              -------------------------------------
                                                2006      2005    Change   Change-%
                                              -------   -------   ------   --------
Noninterest expense:
   Salaries and employee benefits             $10,490   $ 7,744   $2,746     35.46%
   Occupancy                                    2,548     1,817      731     40.23%
   Data processing                              1,433     1,057      376     35.57%
   Other:
      Insurance                                   185       118       67     56.78%
      Supplies                                    215       239      (24)   -10.04%
      Marketing                                   370       279       91     32.62%
      Business development                        236       198       38     19.19%
      Professional fees                           596       395      201     50.89%
      Consulting fees                             159       199      (40)   -20.10%
      Intangible amortization                     663       254      409    161.02%
      All other                                 1,696     1,560      136      8.72%
                                              -------   -------   ------    ------
      Total other                               4,120     3,242      878     27.08%
                                              -------   -------   ------    ------
      Total noninterest expense               $18,591   $13,860   $4,731     34.13%
                                              -------   -------   ------    ------

The increase in salaries and benefits included compensation and benefits for approximately 24 employees related to the acquisition of IMG, approximately 15 more employees at West Bank in 2006 than a year ago due to growth of the bank, annual compensation adjustments and higher medical insurance premiums.

Occupancy expenses were higher this year because of one additional location related to IMG and increased depreciation expense related to furniture and equipment additions throughout the Company. Early in the year the Clive office of VMF Capital was relocated to the same facility as IMG and is using space that was already leased. A new tenant has agreed to utilize the former VMF Capital space, and the landlord canceled VMF Capital's remaining lease. A charge of $32,000 was recorded to occupancy expense in the second quarter as a result of terminating that lease. In the third quarter, one of the Des Moines metropolitan branches was relocated to a higher traffic location. An agreement to sell the former branch is in place and is expected to result in a gain on sale of approximately $112,000 in the fourth quarter of 2006.

Data processing expense and insurance expense were higher primarily due to the acquisition of IMG. Supplies declined as the first quarter of 2005 included reprinting many brochures due to product and pricing changes. Marketing and business development related costs increased as a result of significant efforts to increase and expand current and new customer relationships at the Bank and the investment advisory subsidiaries.

Professional fees increased due to the acquisition of IMG, higher audit fees and higher legal fees. Legal fees increased because of fees associated with one non-accrual loan and the cost of defending a lawsuit filed on June 20, 2006, which was reported on a Form 8-K filed on June 26, 2006.

Consulting fees for 2006 included expenses incurred by IMG, but have declined as 2005 expense included fees for implementation of software programs to assist with asset-liability management. Intangible amortization increased as the result of recording client base and employment/noncompete intangibles in the acquisition of IMG.

Income Tax Expense

The Company incurred income tax expense of $6.7 million for the nine months ended September 30, 2006 compared to $7.0 million for the nine months ended September 30, 2005. The effective income tax rate as a percent of income before taxes for the three and nine months ended September 30, 2006 and 2005 held steady at approximately 32 percent.

FINANCIAL CONDITION

Total assets as of September 30, 2006, were $1.3 billion, a slight increase from $1.2 billion at December 31, 2005. The increase is primarily due to increased loan volumes, which were funded primarily by wholesale certificates of deposit.

Investment Securities

Investment securities available for sale declined approximately $2.7 million from December 31, 2005, to $267.6 million. During the nine months ended September 30, 2006, $16.2 million of lower yielding securities were sold, with the majority of the proceeds reinvested in higher yielding securities. On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of September 30, 2006, existing unrealized losses are considered to be temporary in nature due to market interest rate fluctuations and, accordingly, no impairment adjustment has been recorded.

Loans and Non-performing Assets

Loans outstanding increased approximately $44.4 million from December 31, 2005, to September 30, 2006. The increase was primarily attributable to growth in real estate construction and commercial loans.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

                                        September 30, 2006   December 31, 2005   Change
                                        ------------------   -----------------   ------
Non-accrual loans                             $4,269               $4,145        $  124
Loans past due 90 days and still
   accruing interest                              --                  767          (767)
                                              ------               ------        ------
Total non-performing loans                     4,269                4,912          (643)
Other real estate owned                        2,012                  497         1,515
                                              ------               ------        ------
Total non-performing assets                   $6,281               $5,409        $  872
                                              ======               ======        ======

Non-performing assets to total loans            0.69%                0.62%         0.07%

Non-performing assets to total assets           0.49%                0.43%         0.06%

Two loans accounted for $3.7 million of the total non-accrual loans. As previously reported, one commercial loan totaling $3.8 million secured by commercial real estate used in the operation of the customer's business and farmland was placed on non-accrual status in the fourth quarter of 2005. As negotiations for a resolution have progressed, the farmland portion of this relationship was moved to other real estate owned at an estimated net realizable value of $1.6 million. The remaining portion of the loan was written down by $292,000 to reflect the value that management anticipates will be realized from the remaining collateral. Payments totaling $115,000 were applied to the principal balance of this loan during the first nine months of 2006. Beginning in July 2006, approximately $20,000 per month for the remainder of 2006 will be applied to the carrying value of this loan. These funds will come from a short-term rental agreement with a third party. The second loan was associated with the lawsuit disclosed in last quarter's report and was placed on non-accrual status in August 2006. The amount of the loan is $1.9 million. The funds to pay off this loan are currently being held at the co-defendant bank. Management believes this loan will be paid in full from these funds. The remaining balance of loans in non-accrual status was $544,000, and consisted of loans to 16 different borrowers. The amount of loans past due 90 days and still accruing interest declined to zero from $767,000 at December 31, 2005, due to a concerted effort to collect delinquent payments. Finally, two construction loans totaling $425,000 were written down by $295,000, and the remaining balance of $130,000 was transferred to other real estate owned during the third quarter of 2006.

Reference is also made to the information and discussion earlier in this report under the heading "Provision for Loan Losses and the Related Allowance for Loan Losses".

Deposits

Total deposits as of September 30, 2006, were $986 million compared with $945 million as of December 31, 2005. The savings category of deposits, which includes money market accounts that are liquid accounts and therefore pay relatively lower interest rates, declined approximately $64 million. A portion of those funds moved into the time certificates of deposit in excess of $100,000 category as customers attempted to maximize the interest earned on those funds. It is expected that this trend will continue. Time deposits increased a total of $116 million. In addition to the movement of money market balances, the Bank utilized wholesale certificates of deposit as a lower cost alternative source of funds compared to borrowing from the FHLB or federal funds.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was approximately the same as the end of 2005. Federal funds purchased include funds sold to West Bank by approximately 25 banks throughout Iowa as part of the correspondent bank services provided by West Bank. The balance of Federal funds purchased from correspondent banks throughout Iowa will fluctuate depending upon the loan demand and investment strategy of those banks. The Bank also purchases federal funds from regional and national correspondent banks as necessary for short-term liquidity needs. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes and the short-term portion of an installment note payable to a regional correspondent bank. The note was obtained in December 2005 to fund the acquisition of IMG. Long-term borrowings declined $12.3 million due to FHLB advances being called in the third quarter of 2006. In early October 2006, the decision was made to replace $50 million of wholesale deposits with two $25 million ten-year callable FHLB advances. One of the advances is callable in one year and the other is callable at the end of three years. The weighted average rate on the new callable FHLB advances is 4.12 percent, which is significantly less than the cost of wholesale certificates of deposit at this time.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet the requirements of depositors and borrowers, all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits, including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $30.6 million as of September 30, 2006, compared with $40.7 million as of December 31, 2005. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. The Company had additional borrowing capacity of approximately $103 million available from the FHLB at September 30, 2006, and has a $2.5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $85 million available through unsecured federal funds lines of credit with correspondent banks. The Bank was utilizing $16.8 million of those lines of credit at September 30, 2006. Management believes the combination of high levels of potentially liquid assets, positive cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at September 30, 2006.

The Company's total stockholders' equity increased to $111.0 million at September 30, 2006, from $104.5 million at December 31, 2005. Total stockholders' equity was 8.7 percent of total assets as of September 30, 2006, and 8.4 percent on December 31, 2005. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

On April 19, 2006, the Company's Board of Directors authorized $5 million to be used for the buy-back of Company common stock for a period of 12 months. No repurchases took place during the nine months ended September 30, 2006.

On July 19, 2006, the Board of Directors of the Company declared a 5 percent common stock dividend which was paid on August 14, 2006 to shareholders of record on July 31, 2006. Fractional shares resulting from the stock dividend were paid in cash. The number of outstanding common shares and earnings per common share in the accompanying financial statements and footnotes reflect the 5 percent common stock dividend.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and the Bank met all capital adequacy requirements to which they were subject at September 30, 2006.

                                                       Regulatory
                                                  requirements to be:                 Actual Regulatory
                                               -------------------------            Capital Ratios as of:
                                                Adequately       Well-     --------------------------------------
                                               Capitalized   Capitalized   September 30, 2006   December 31, 2005
                                               -----------   -----------   ------------------   -----------------
Total risk-based capital
   as % of risk-weighted assets
      Consolidated                                 8.0%         10.0%             11.0%               10.8%
      West Bank                                    8.0%         10.0%             11.4%               11.3%
Tier 1 capital as % of risk-weighted assets:
      Consolidated                                 4.0%          6.0%             10.3%               10.1%
      West Bank                                    4.0%          6.0%              8.7%                8.5%
Tier 1 capital as % average assets
      Consolidated                                 4.0%          5.0%              8.2%                8.3%
      West Bank                                    4.0%          5.0%              7.0%                7.0%

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 8, 2006 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2005. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2006 changed when compared to 2005.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries from time to time are party to various legal actions arising in the normal course of business. On June 26, 2006, the Company filed a Form 8-K reporting West Bank was named as a defendant in a lawsuit filed June 20, 2006. The lawsuit claims a breach of a credit agreement arising out of a commercial loan transaction in which West Bank attempted to purchase a note of Iowa Wireless Services, LLC from First American Bank. The plaintiffs, D.B. Zwirn Special Opportunities Fund, L.P., et al, are seeking monetary damages of not less than $16,700,000 from the defendants, which include Iowa Network Services, Inc., INS Wireless, Inc. and First American Bank, in addition to West Bank. West Bank intends to vigorously defend the action and believes it has substantial defenses. West Bank also believes that Iowa Network Services, Inc. agreed to protect it from losses caused by the underlying transactions.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2006, there were no purchases of the Company's common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 19, 2006 or the previous stock buy-back plan approved in April 2005, which has expired.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

Exhibits
--------
3.1        Restated Articles of Incorporation of the Company(1)
3.2        By-laws of the Company(1)
10.1       Lease for Main Bank Facility(1)
10.2       Supplemental Agreement to Lease for Main Bank Facility(1)
10.3       Short-term Lease related to Main Bank Facility(1)
10.4       Assignment(1)
10.5       Lease Modification Agreement No. 1 for Main Bank Facility(1)
10.6       Memorandum of Real Estate Contract(1)
10.7       Affidavit(1)
10.8       Addendum to Lease for Main Bank Facility(1)
10.9       Data Processing Contract(1)
10.10      Employment Contract(1)
10.11      No document
10.12      Data Processing Contract Amendment(2)
10.13      Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank(3)
10.14      Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)
10.15      The Employee Savings and Stock Ownership Plan, as amended(5)
10.16      Amendment to Lease Agreement(6)
10.17      Employment Agreement(6)
10.18      Consulting Agreement(8)
10.19      West Bancorporation, Inc. Restricted Stock Compensation Plan(7)
10.20      Employment Agreement between Investors Management Group Ltd. and Jeff
           Lorenzen(9)
10.21      Assignment and Assumption of Lease and Consent to Assignment(10)
31.1       Certification of Chief Executive Officer under Section 302 of the
           Sarbanes Oxley Act of 2002
31.2       Certification of Chief Financial Officer under Section 302 of the
           Sarbanes Oxley Act of 2002
32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002
32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

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

West Bancorporation, Inc.
(Registrant)


November 2, 2006                        By: /s/ Thomas E. Stanberry
Date                                        ------------------------------------
                                            Thomas E. Stanberry
                                            Chairman, President and Chief
                                            Executive Officer


November 2, 2006                        By: /s/ Douglas R. Gulling
Date                                        ------------------------------------
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