Form 10-K
period 2006-12-31
WEST BANCORPORATION INC
filed 2007-03-09
CIK 1166928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission file number 0-49677

                            WEST BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                  IOWA                                           42 - 1230603
         (State of incorporation                               (I.R.S. Employer
            or organization)                                 Identification No.)

 1601 22nd STREET, WEST DES MOINES, IOWA                            50266
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (515) 222-2300

        Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act: _____

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.     Yes  X  No
                                           ---     ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes  X  No
                                                    ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).     Yes  X  No
                        ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $304,705,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, February 15, 2007.

                  17,536,682 shares Common Stock, no par value

                       DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 2006 calendar year, which was filed on March 9, 2007, is incorporated by reference into Part I, Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 9, 2007, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.    BUSINESS......................................................     3

ITEM 1A.   RISK FACTORS..................................................    11

ITEM 1B.   UNRESOLVED STAFF COMMENTS.....................................    12

ITEM 2.    PROPERTIES....................................................    12

ITEM 3.    LEGAL PROCEEDINGS.............................................    13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    13

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.............    13

ITEM 6.    SELECTED FINANCIAL DATA.......................................    13

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................    14

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    14

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    14

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................    14

ITEM 9A.   CONTROLS AND PROCEDURES.......................................    14

ITEM 9B    OTHER INFORMATION.............................................    14

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........    15

ITEM 11.   EXECUTIVE COMPENSATION........................................    17

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS...............................    17

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE..................................................    17

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES........................    17

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.......................    18

                                     PART I

ITEM 1. BUSINESS

GENERAL

West Bancorporation, Inc. (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100 percent of the stock of one state banking subsidiary and one registered investment advisory firm, as described below. All of the Company's banking operations are conducted in the State of Iowa and primarily within the Des Moines and Iowa City, Iowa, metropolitan areas. The Company's registered investment advisory firm's operations are conducted primarily in the Des Moines and Cedar Rapids, Iowa, metropolitan areas, but they also have clients throughout the United States. The Company does not engage in any material business activities apart from its ownership of its banking and investment advisory subsidiaries. The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266 and its telephone number is (515) 222-2300. The Company's website address is www.westbankiowa.com.

The Company was organized and incorporated on May 22, 1984, under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, West Bank (sometimes referred to as the "Bank") whose main office is located in West Des Moines, Iowa.

The principal sources of Company revenue are derived from: (1) interest and fees earned on loans made; (2) service charges on deposit accounts; (3) interest on fixed income securities; (4) trust fees; and (5) investment advisory fees.

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

The Company's investment advisory subsidiary, WB Capital Management Inc. ("WB Capital"), was formed on October 1, 2003. At that time, WB Capital purchased the assets of VMF Capital, L.L.C., a registered investment advisor.

On December 30, 2005 the Company acquired Investors Management Group, Ltd. ("IMG"), from AMCORE Financial, Inc. IMG focused on managing fixed income assets, which complemented and added to the investment advisory services offered through WB Capital. Effective October 1, 2006, the two investment advisory subsidiaries were merged and now operate as WB Capital.

Information regarding the Company's operating segments appearing on pages 58 through 59 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, is incorporated herein by reference.

BANKING SUBSIDIARY

West Bank, West Des Moines, Iowa. West Bank is a state chartered commercial bank insured by the Federal Deposit Insurance Corporation ("FDIC"), organized in 1893. The Bank became a wholly-owned subsidiary of the Company in 1984. On July 18, 2003, the Bank purchased the assets and assumed certain liabilities of Hawkeye State Bank in Iowa City, Iowa. Assets acquired in the transaction totaled approximately $129 million at two offices in Iowa City. In December 2004, the bank opened an additional office in Coralville, which is in the Iowa City metropolitan area. West Bank provides full-service banking to businesses and residents primarily in the Des Moines and Iowa City metropolitan areas, as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations, and who emphasize long-term customer relationships. West Bank conducts business from eight full-service offices within the Des Moines metropolitan area and three full-service offices in the Iowa City metropolitan area.

As of December 31, 2006, West Bank had capital of $105,329,000. West Bank had net income of $19,797,000 in 2006, $19,670,000 in 2005, and $18,908,000 in 2004.
The Bank's total assets as of December 31, 2006, 2005, and 2004 were $1,250,740,000, $1,224,010,000, and $1,139,372,000, respectively.

INVESTMENT ADVISORY SUBSIDIARY

WB Capital Management Inc. West Des Moines, Iowa. WB Capital is a registered investment advisor, regulated by the Securities and Exchange Commission, providing portfolio management services to individual investors, retirement plans, corporations, foundations, endowments, insurance companies, banks, political subdivisions, mutual funds and other organizations. The subsidiary specializes in domestic equity and fixed income strategies and also provides customized strategies to meet specific investment objectives of clients.

As of December 31, 2006, WB Capital had approximately $4.4 billion in assets under management. For the years ended December 31, 2006, 2005 and 2004 net income was $265,000, $400,000 and $56,000, respectively.

BUSINESS STRATEGY AND OPERATIONS

The Company is a bank holding company serving primarily the Des Moines and Iowa City metropolitan areas. As previously discussed, during 2003, the Bank grew through the acquisition of two offices in Iowa City. A new office was opened in Coralville, Iowa late in 2004. In 2005 and 2006, growth resulted from expanding existing relationships and acquiring new customer relationships. The Company's business strategy is to emphasize strong personal and business relationships, and to provide products and services that meet the needs of its customers. The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals. To accomplish these goals, West Bank focuses on small to medium sized businesses that traditionally wish to develop an exclusive relationship with a single bank. West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

West Bank offers a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts, money market accounts and time certificates of deposit. One major goal of the Bank's product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the marketplace at competitive rates. In addition, the Bank offers retirement accounts such as Individual Retirement Accounts. The FDIC insures all deposit accounts up to the maximum amount. The Bank solicits these accounts from small to medium sized businesses and from individuals who live and/or work within its market area. The Company does not believe that the loss of deposits of any one customer or of a few customers would have an adverse effect on the Bank's operation or erode its core deposit base.

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

The Bank provides quality financial products and services, such as telephone and internet banking and trust services that meet the banking needs of its customers and its market place. The loan programs and acceptance of certain loans may vary from time to time depending on the funds available and regulations governing the banking industry. West Bank offers all basic types of credit to its marketplace, including commercial, real estate, and consumer loans. The types of loans within these categories are as follows:

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities and individuals, where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower, and often involve personal guarantees given by the owners of the business. The types of loans that West Bank offers include financing guaranteed under Small Business Administration programs, operating and working capital loans, loans to finance equipment and other capital purchases, commercial real estate loans, business lines of credit, term loans, loans to professionals, and letters of credit.

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

Construction Loans - Construction loans on commercial real estate are normally based on a loan-to-appraisal value ratio of not more than 75 percent and are secured by a first priority lien position. Loan payments typically consist of interest only for a term of 1 1/2 to 2 years. The interest rate is usually variable, based on the prime rate. Residential construction loans are generally for a term not to exceed one year based on a loan-to-appraisal value ratio of not more than 80 percent and are secured by a first priority lien position. Interest is normally paid monthly or quarterly based on a variable rate tied to prime.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Bank during the past year have been sold (including servicing rights) in the secondary mortgage market due to the higher interest rate risk inherent in the 15- and 30-year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80 percent. Property insurance is required on all loans to protect the Bank's collateral position.

Home Equity Term Loans - These loans are normally for home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. The loan-to-value ratios normally do not exceed 90 percent.

Home Equity Lines of Credit - The Bank offers a home equity line of credit with a maximum term of 120 months. These loans are secured by a junior mortgage on residential real estate and normally do not exceed a loan-to-value ratio of 90 percent, with the interest adjusted quarterly.

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

EMPLOYEES

At December 31, 2006, the Bank had a total of 154 full-time equivalent employees and WB Capital had 44 full-time equivalent employees. The Company had no employees. Full-time equivalents represent the number of people a business would employ if all of its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full- and part-time employees by the number of hours a full-time individual would work for a given period of time. Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a profit sharing plan with both 401(k) and employee stock ownership features. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

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

The Company also operates one investment advisory subsidiary, WB Capital, with offices in West Des Moines and Cedar Rapids, Iowa and customers throughout Iowa and the United States.

COMPETITION

The geographic market area served by West Bank is highly competitive with respect to both loans and deposits. The Bank competes principally with other commercial banks, savings and loans associations, credit unions, mortgage companies, finance divisions of auto companies, and other service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include Bankers Trust Company, NA, a local banking organization; Bank of the West (formerly Commercial Federal Bank), a regional bank; and several nationwide banks: Wells Fargo Bank, Bank of America and U.S. Bank, NA. Among the advantages such larger banks offer are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services that are not offered directly by West Bank, but that may be offered through correspondent banking institutions. These larger banking organizations have much higher legal lending limits than West Bank and thus are better able to finance large regional, national, and global commercial customers.

In order to compete, to the fullest extent possible, with the other financial institutions in its primary trade area, West Bank uses the flexibility that is afforded by its independent status. This includes an emphasis on specialized services, local promotional activities, and personal contacts by the Bank's officers, directors, and employees. In particular, the Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours and other personalized services. West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority and quality products and services.

Pursuant to the FDIC's Summary of Deposits, as of June 30, 2006, there were 36 other banks and savings and loan associations within Polk County, Iowa, where eight of the Bank's offices are located. West Bank ranked 4th based on total deposits of all offices in Polk County. As of June 30, 2006, there were 17 other banks and savings and loan associations within Johnson County, Iowa, where three offices are located in the Iowa City area. West Bank ranked 4th based on total deposits of all offices in Johnson County. For the entire state, West Bank ranked 6th in terms of deposit size.

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

The Company and West Bank are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is intended primarily to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, particularly with the passage of the Financial Services Modernization Act and the USA Patriot Act of 2001. There is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

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

Non-Banking Activities. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or bank holding company unless the Federal Reserve finds the company's business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. The Company obtained approval of the Federal Reserve to form WB Capital in 2003 and to acquire IMG in 2005. A bank holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten (10) business days after the activity has commenced.

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

Affiliate Transactions. The Company, West Bank, and WB Capital are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (1) limits the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate; and (2) requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees, and similar transactions.

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

West Bank is a state bank subject to primary federal regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and the Iowa Division of Banking. The federal laws applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC, and not to protect stockholders of such institutions or their holding companies.

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

FDIC Insurance. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000 and some individual retirement accounts are insured up to $250,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized,"
(2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized," and (5) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this Annual Report on Form 10-K, neither the Company nor West Bank was subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, West Bank was categorized as "well-capitalized" under regulatory prompt corrective action provisions.

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

West Bank, as a state chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits. Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, the bank would be undercapitalized. As of December 31, 2006, approximately $10.5 million was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3 percent must be maintained against total transaction accounts of $45,800,000 or less (subject to an exemption not in excess of the first $8,500,000 of transaction accounts). A reserve of $1,119,000, plus 10 percent of amounts in excess of $45,800,000, must be maintained in the event total transaction accounts exceed $45,800,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.

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

Nonbanking Subsidiaries

WB Capital is under the jurisdiction of the Investment Advisors Act of 1940 and is regulated by the Securities and Exchange Commission ("SEC"). WB Capital has filed Form ADV with the SEC. Investment advisors are heavily regulated by the SEC. The SEC has recently promulgated several proposed as well as final rules pertaining to corporate governance and compliance matters with which WB Capital will be required to comply.

Regulatory Developments

In 1999, the Financial Services Modernization Act was enacted, which: (1) repealed historical restrictions on preventing banks from affiliating with securities firms; (2) broadened the activities that may be conducted by bank subsidiaries of holding companies; and (3) provided an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled, or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation, although the impact of this legislation on the Company and West Bank is unknown.

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

On February 8, 2006, the Budget Reconciliation Bill, which contained deposit insurance reform provisions, was signed into law. Under the legislation, the Bank Insurance Fund and the Savings Association Insurance Fund were merged on March 31, 2006; the $100,000 of depositor insurance limitation is indexed to inflation, has been increased to $250,000 for some retirement accounts, and is subject to increase every five years. In addition, the Bill eliminated the existing trigger for increases of deposit insurance premiums, and in its place the FDIC has set the fund's reserve ratio in a range between 1.15 and 1.50 percent of insured deposits.

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

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of West Bank are affected by the regulatory authorities' policies, including those of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions, and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and the Federal Reserve Discount Rate, which is the rate charged banks borrowing from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to do so in the future.

ITEM 1A. RISK FACTORS

West Bancorporation's business is conducted through its two wholly owned subsidiaries: West Bank and WB Capital. In 2006, West Bank generated over 102% of West Bancorporation's net income. The most substantial risks for the Company's stock, therefore, involve West Bank. The largest component of West Bank's 2006 income was interest received on loans. The next largest component was interest paid to West Bank on investment securities, Federal funds, and short-term investments. The Company believes the following are the most significant risk factors for the next year. West Bancorporation is also subject to other risks, both known and unknown. The reader, therefore, should consider all other information contained in this Form 10-K and in the Appendix to our Proxy Statement, which was filed on March 9, 2007. All of that information is incorporated herein by this reference.

West Bank Loan Portfolio

At December 31, 2006, West Bank's loan portfolio included $800,427,000 of commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans. These loans made up 88 percent of the bank's entire loan portfolio. These types of loans typically have greater credit risks than one- to four-family residential mortgages or consumer loans because repayment depends in significant part on the successful business operations of the borrowers. Our commercial loans also typically include larger loan balances to single borrowers or groups of related borrowers than do residential mortgages or consumer loans. In addition, commercial real estate, construction, and real estate development loans may be more negatively affected than residential mortgage loans by adverse developments in the real estate markets or the general economy. If the economy turns downward, commercial borrowers may not be able to repay their loans and the value of their collateral may decrease. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and usually require a large payoff at maturity. A borrower's ability to make the maturity payment typically depends on being able to either refinance the loan or make timely and profitable sales of the underlying property or business collateral. The typical West Bank borrower is a small or medium sized privately-owned business that usually has fewer resources and less ability to sustain losses over time than larger or publicly-owned businesses. In addition, collateral securing small business loans may be more likely to depreciate over time or be difficult to liquidate. The review and monitoring process by West Bank's directors, officers and staff cannot avoid all these risks.

West Bank's management makes various business assumptions and judgments about the collectibility of all of its loans. Despite its underwriting and review policies, West Bank may experience loan losses that could have a material adverse effect on its profits. If West Bank's current allowance for loan losses is found to be insufficient to cover actual loan losses, an increase in the allowance would be necessary. West Bank may need to significantly increase the provision for loan losses if one or more large loans become delinquent, or if the percentage of its commercial real estate, construction, land development, and commercial loans continues to grow. In addition, West Bank's regulators periodically review the loan portfolio and may require increases in its provision for loan losses or loan charge-offs. Increases in the bank's allowance for loan losses would decrease West Bank's net income. West Bank's management cannot be sure that its monitoring procedures and policies will successfully avoid certain lending risks, or that West Bank's present allowance for loan losses will be adequate to cover actual future charge-offs.

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

ITEM 2. PROPERTIES

The Company's office is housed in the main office of West Bank, located at 1601 22nd Street in West Des Moines, Iowa. The space is leased and consists of approximately 1,700 square feet with annual rent of $21,000. West Bank's main office is also located in the leased facility at 1601 22nd Street in West Des Moines. The Bank rents approximately 18,600 square feet and pays annual rent of approximately $404,000 for a full-service banking location that includes drive-up facilities and one automated teller machine. The bank also leases buildings and space for seven other locations located within the Des Moines metropolitan area and one location in the Iowa City metropolitan area. These offices are full-service banking locations, with six of these offices having drive-up facilities and all eight locations having automated teller machines. Annual lease payments for these eight offices total approximately $606,000. The Bank owns two full service banking locations in Iowa City. These locations also include drive-up facilities and automatic teller machines.

WB Capital has leased offices in West Des Moines and Cedar Rapids, Iowa. Annual lease payments for these offices totaled approximately $479,000 for the year ended December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries from time to time are a party to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company and its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information appearing on page 64 of the Corporation's Appendix to the Proxy Statement, which was filed on March 9, 2007, is incorporated herein by reference.

There were 293 holders of record of the Company's no par value common stock as of February 15, 2007, and an estimated 940 additional beneficial holders whose stock was held in street name by brokerage houses. The closing price of the Company's common stock was $16.02 on February 15, 2007.

In April 2006, the Company's Board of Directors authorized the buy-back of the Company's common stock for a period of twelve months, in an amount not to exceed $5 million. Since that authorization, no shares have been purchased.

In April 2005, shareholders approved the West Bancorporation, Inc. Restricted Stock Compensation Plan. The plan provides awards to be made until March 1, 2015, with a maximum of 300,000 shares purchased in the open market to be issued as awards, subject to certain restrictions. The Compensation Committee of the Company's Board of Directors administers the Plan. As of December 31, 2006, no awards had been granted.

On July 19, 2006, the Board of Directors of the Company declared a five (5) percent common stock dividend, which was paid on August 14, 2006 to shareholders of record on July 31, 2006. Fractional shares resulting from the stock dividend were paid in cash.

The Company increased dividends to common shareholders in 2006 to $.625 per share, a 2.5 percent increase over $.610 for 2005 (adjusted for the 5 percent common stock dividend). Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company. It is anticipated the Company will continue to pay dividends on a regular basis in the future.

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

The information appearing on pages 24 and 25 of the Corporation's Appendix to the Proxy Statement, which was filed on March 9, 2007 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information appearing on page 3 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 4 through 26 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 22 through 24 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 27 through 63 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's annual report on internal control over financial reporting appears on page 30 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

The audit report of the Company's registered public accounting firm on management's assessment of the Company's internal control over financial reporting appears on pages 28 and 29 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The registrant has no information to be disclosed under this item.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth summary information about the directors and executive officers of the Company and certain executive officers of West Bank and WB Capital Management Inc.

Name                   Age     Position with Company, West Bank or WB Capital Management Inc.
----                   ---   ------------------------------------------------------------------
Frank W. Berlin         61   Director of Company and Bank
Wendy L. Carlson        46   Nominee for Director of Company
Steven G. Chapman       55   Director of Company and Bank
Michael A. Coppola      50   Director of Company and Bank
Orville E. Crowley      80   Director of Company
George D. Milligan      50   Director of Company and Bank
Robert G. Pulver        59   Director of Company and Bank
Thomas E. Stanberry     52   Chairman, President and Chief Executive Officer
                             of Company; Chairman and Chief Executive Officer
                             of Bank; Chairman of WB Capital Management Inc.
Jack G. Wahlig          74   Director of Company and Bank
Connie Wimer            74   Director of Company and Bank
Scott D. Eltjes         41   Director and Chief Executive Officer of WB Capital Management Inc.
Douglas R. Gulling      53   Executive Vice President and Chief Financial Officer
                             of Company; Director and Chief Financial Officer of Bank;
                             Director and Treasurer of WB Capital Management Inc.
Jeffrey D. Lorenzen     41   Director, President and Chief Investment Officer of
                             WB Capital Management, Inc.
Sharen K. Surber        62   Executive Vice President of Bank
Brad L. Winterbottom    50   Executive Vice President of Company; Director and President of
                             of Bank; Director of WB Capital Management Inc.

During 2006, and until the Annual Shareholders' Meeting on April 19, 2007, the Board of Directors was and will be comprised of nine (9) members. Wendy L. Carlson, J.D., C.P.A., has been nominated to become a member of the Board of Directors. Subsequent to the annual meeting, the majority of the Board will continue to be "independent" pursuant to NASD Rule 4350(c)(1). Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death, or incapacity. The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy. The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company. An executive officer may be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served thereby.

The principal occupation or business and experience of the directors, nominee for director, and executive officers of the Company and certain executive officers of West Bank and WB Capital for the past five years are set forth below:

FRANK W. BERLIN is president of Frank W. Berlin & Associates, an insurance broker. Mr. Berlin has served as a director of the Company and the Bank since 1995.

WENDY L. CARLSON is chief financial officer and general counsel of American Equity Investment Life Holding Company. She has served in this capacity since 1999. Ms. Carlson is a nominee for election to the Company's board of directors at its annual meeting to be held on April 19, 2007.

STEVEN G. CHAPMAN is chairman and chief executive officer of ITAGroup, Inc., a performance marketing group headquartered in West Des Moines, Iowa. He has served as a director of the Company since 1994 and the Bank since 1993.

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

THOMAS E. STANBERRY joined the Company in March 2003 as chairman, president and chief executive officer. Effective January 1, 2005, he became chairman and chief executive officer of the Bank. He has been a director of the Bank since May 2003 and of WB Capital since October 2003. From 1989 until February 2003, Mr. Stanberry served in a variety of capacities for U.S. Bancorp Piper Jaffray, most recently as a Managing Director in its Fixed Income Capital Markets division.

JACK G. WAHLIG is president of Integrus Financial, L.C. He is a retired partner of the certified public accounting firm, McGladrey & Pullen, LLP. Mr. Wahlig has been a director of the Company since 2001 and the Bank since 1997.

CONNIE WIMER is owner/publisher of Business Publications Corporation. She has been a director of the Company and the Bank since 1985.

SCOTT D. ELTJES was named chief executive officer of WB Capital in July 2006 and was named a member of the Company's executive management team and head of WB Capital effective January 2005. He has been a director of WB Capital since October 2003. From May 1999 until October 2003, he was a managing partner of VMF Capital L.L.C., from which the Company purchased certain assets and liabilities to form WB Capital.

DOUGLAS R. GULLING joined the Company in November 2001 as chief financial officer and was elected chief financial officer of the Bank in February 2002. He has been a director and treasurer of WB Capital since October 2003. He was elected executive vice president of the Company in April 2004. In May 2005 he was elected to the Board of Directors of West Bank.

JEFFREY D. LORENZEN was named president and chief investment officer of WB Capital in July 2006 and a member of the Company's executive management team effective February 15, 2006. He became a director of WB Capital in October 2006. He had been president of IMG since April 2005 and chief investment officer since March 2003. From August 2000 until October 2003 he served as IMG's supervising fixed income manager. He had been a director of IMG since March 2001.

SHAREN K. SURBER is executive vice president-operations of the Bank and has served in that capacity since 2001. Prior to that time she was senior vice president-operations. She has been with the bank since 1975, serving in a variety of capacities including cashier and human resource director.

BRAD L. WINTERBOTTOM is executive vice president of the Company and president of the Bank and has served as a director and president of the Bank since 2000. He has been a director of WB Capital since October 2003. He was executive vice president - credit of the Bank from 1998 to 2000. He joined the Bank in 1992.

Identification of Audit Committee and Audit Committee Financial Expert

The information for this matter as required pursuant to Item 407(d)(4) and
(d)(5) of Regulation S-K can be found at page 5 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 14 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information for this matter as required pursuant to Item 405 of Regulation S-K can be found at page 10 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of conduct that applies to all directors, officers, and employees, including the chairman, president and chief executive officer, the executive vice president and chief financial officer and the vice president and controller. A copy of the code of conduct is available in the investor relations section of the Company's website at www.westbankiowa.com.

ITEM 11. EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402, Item 407
(e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 6 and 8 through 12 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found at pages 9, 10 and 64 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information for this matter as required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 5, 6 and 13 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at page 13 in the Company's definitive Proxy Statement, which was filed on March 9, 2007, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)  1.   Financial Statements

          See the financial statements on pages 27 through 63 of the Company's Appendix to the Proxy Statement, which was filed on March 9, 2007, and which is incorporated herein by reference.

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

          10.18 Consulting Agreement(8)

          10.19 West Bancorporation, Inc. Restricted Stock Compensation Plan(7)

          10.20 Employment Agreement between Investors Management Group and Jeff Lorenzen(9)

          10.21 Assignment and Assumption of Lease and Consent to Assignment(10)

          10.22 The Appendix to the Proxy Statement for West Bancorporation, Inc. for the 2006 calendar year(11)

          21   Subsidiaries

          23   Independent Registered Public Accountant's Consent

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

(11) Incorporated herein by reference to the definitive proxy statement 14A filed on March 9, 2007.

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

WEST BANCORPORATION, INC.
(Registrant)


March 9, 2007                           By: /s/ Thomas E. Stanberry
                                            ------------------------------------
                                            Thomas E. Stanberry
                                            Chairman, President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 9, 2007                           By: /s/ Thomas E. Stanberry
                                            ------------------------------------
                                            Thomas E. Stanberry
                                            Chairman, President and Chief
                                            Executive Officer


March 9, 2007                           By: /s/ Douglas R. Gulling
                                            ------------------------------------
                                            Douglas R. Gulling
                                            Executive Vice President and Chief
                                            Financial Officer


March 9, 2007                           By: /s/ Marie I. Roberts
                                            ------------------------------------
                                            Marie I. Roberts
                                            Vice President and Controller


BOARD OF DIRECTORS


March 9, 2007                           By: /s/ Frank W. Berlin
                                            ------------------------------------
                                            Frank W. Berlin


March 9, 2007                           By: /s/ Steven G. Chapman
                                            ------------------------------------
                                            Steven G. Chapman


March 9, 2007                           By: /s/ Michael A. Coppola
                                            ------------------------------------
                                            Michael A. Coppola


March 9, 2007                           By: /s/ Orville E. Crowley
                                            ------------------------------------
                                            Orville E. Crowley


March 9, 2007                           By: /s/ George D. Milligan
                                            ------------------------------------
                                            George D. Milligan


March 9, 2007                           By: /s/ Robert G. Pulver
                                            ------------------------------------
                                            Robert G. Pulver


March 9, 2007                           By: /s/ Jack G. Wahlig
                                            ------------------------------------
                                            Jack G. Wahlig


March 9, 2007                           By: /s/ Connie Wimer
                                            ------------------------------------
                                            Connie Wimer

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.   Description
-----------   -----------
21            Subsidiaries

23            Independent Registered Public Accountant's Consent

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