Form 10-Q
period 2007-03-31
WEST BANCORPORATION INC
filed 2007-05-04
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                               to

Commission File Number 0-49677

WEST BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-1230603
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 22nd Street, West Des Moines, Iowa 50266

Telephone Number (515) 222-2300

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 4, 2007, there were 17,536,682 shares of common stock, no par value outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 West Bancorporation, Inc. and Subsidiaries
 Consolidated Balance Sheets
 (unaudited)

	March 31,	December 31,
	2007	2006
(in thousands, except per share data)
Assets
Cash and due from banks	$30,931	$35,063
Federal funds sold and other short-term investments	24,426	615
Cash and cash equivalents	55,357	35,678
Securities available for sale	253,875	256,731
Federal Home Loan Bank stock, at cost	6,141	4,847
Total securities	260,016	261,578
Loans	946,745	904,422
Allowance for loan losses	(8,743)	(8,494)
Loans, net	938,002	895,928
Premises and equipment, net	5,253	5,375
Accrued interest receivable	9,676	8,587
Goodwill	24,930	24,930
Other intangible assets	2,773	2,987
Bank-owned life insurance	23,172	22,956
Other assets	10,918	10,517
Total assets	$1,330,097	$1,268,536

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$193,111	$203,964
Interest-bearing demand	71,776	57,605
Savings	209,070	234,240
Time, in excess of $100,000	283,740	256,105
Other time	166,317	173,420
Total deposits	924,014	925,334
Federal funds purchased and securities sold under
agreements to repurchase	143,889	109,346
Other short-term borrowings	29	1,929
Accrued expenses and other liabilities	11,903	12,096
Subordinated notes	20,619	20,619
Long-term borrowings	113,750	85,400
Total liabilities	1,214,204	1,154,724
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares;
17,536,682 shares issued and outstanding	3,000	3,000
Additional paid-in capital	32,000	32,000
Retained earnings	82,035	80,397
Accumulated other comprehensive loss	(1,142)	(1,585)
Total stockholders' equity	115,893	113,812
Total liabilities and stockholders' equity	$1,330,097	$1,268,536

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2007	2006
(in thousands, except per share data)
Interest income:
Loans, including fees	$17,104	$15,463
Securities:
Government agencies and corporations	1,496	1,496
States and political subdivisions	970	1,043
Other	389	328
Federal funds sold and other short-term investments	289	126
Total interest income	20,248	18,456
Interest expense:
Demand deposits	325	59
Savings deposits	1,715	1,713
Time deposits	5,532	4,857
Federal funds purchased and securities sold under
agreements to repurchase	1,675	912
Other short-term borrowings	8	14
Subordinated notes	363	363
Long-term borrowings	1,319	995
Total interest expense	10,937	8,913
Net interest income	9,311	9,543
Provision for loan losses	300	450
Net interest income after provision for loan losses	9,011	9,093
Noninterest income:
Service charges on deposit accounts	1,128	1,004
Trust services	181	168
Investment advisory fees	1,959	2,249
Increase in cash value of bank-owned life insurance	216	209
Net realized gains (losses) from sales
of securities available for sale	4	(106)
Other income	382	357
Total noninterest income	3,870	3,881
Noninterest expense:
Salaries and employee benefits	3,616	3,675
Occupancy	934	856
Data processing	467	479
Other expenses	1,437	1,302
Total noninterest expense	6,454	6,312
Income before income taxes	6,427	6,662
Income taxes	1,983	2,117
Net income	$4,444	$4,545
Earnings per share, basic	$0.25	$0.26
Cash dividends per share	$0.160	$0.152

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended March 31,
	2007	2006
(in thousands, except per share data)
Common stock:
Beginning of year balance	$3,000	$3,000
End of period balance	3,000	3,000
Additional paid-in capital:
Beginning of year balance	32,000	32,000
End of period balance	32,000	32,000
Retained earnings:
Beginning of year balance	80,397	71,951
Net income	4,444	4,545
Dividends on common stock; per share amounts
2007 - $0.16 and 2006 - $0.152	(2,806)	(2,672)
End of period balance	82,035	73,824
Accumulated other comprehensive loss:
Beginning of year balance	(1,585)	(2,430)
Unrealized gains (losses) on securities, net of tax	443	(351)
End of period balance	(1,142)	(2,781)
Total stockholders' equity	$115,893	$106,043

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2007	2006
(in thousands)
Net income	$4,444	$4,545
Other comprehensive income (loss), unrealized gains
(losses) on securities, net of reclassification adjustment,
net of tax	443	(351)
Comprehensive income	$4,887	$4,194

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2007	2006
(in thousands)
Cash Flows from Operating Activities:
Net income	$4,444	$4,545
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	300	450
Net amortization and accretion	384	343
Loss on disposition of fixed assets	2	1
Net (gains) losses from sales of securities available for sale	(4)	106
Net gains from sales of loans held for sale	(13)	(12)
Proceeds from sales of loans held for sale	1,269	1,459
Originations of loans held for sale	(1,371)	(1,632)
Increase in value of bank-owned life insurance	(216)	(209)
Depreciation	226	225
Deferred income taxes	(85)	(156)
Change in assets and liabilities:
Increase in accrued interest receivable	(1,089)	(631)
Increase (decrease) in accrued expenses and other liabilities	(193)	1,757
Net cash provided by operating activites	3,654	6,246
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	4,551	14,113
Purchases of securities available for sale	(1,142)	(15,216)
Acquisition of Federal Home Loan Bank stock	(1,393)	(432)
Proceeds from redemption of Federal Home Loan Bank stock	98	432
Net increase in loans	(42,258)	(61,957)
Purchases of premises and equipment	(106)	(215)
Change in other assets	(592)	(380)
Net cash used in investing activities	(40,842)	(63,655)
Cash Flows from Financing Activities:
Net change in deposits	(1,320)	24,569
Net change in federal funds purchased and securities sold under
agreements to repurchase	34,543	28,691
Net change in other short-term borrowings	(1,900)	(3,878)
Proceeds from long-term borrowings	30,000	-
Principal payments on long-term borrowings	(1,650)	-
Cash dividends	(2,806)	(2,672)
Net cash provided by financing activities	56,867	46,710
Net increase (decrease) in cash and cash equivalents	19,679	(10,699)
Cash and Cash Equivalents:
Beginning	35,678	40,665
End	$55,357	$29,966
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,570	$8,562
Income taxes	-	122

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except per share information)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for the three months ended March 31, 2007 and 2006, and the consolidated balance sheets as of March 31, 2007 and December 31, 2006, include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three months ended March 31, 2007 and 2006 were 17,536,682 and 17,536,935, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company’s 2006 consolidated financial statements. The Company’s commitments as of March 31, 2007 and December 31, 2006 were approximately as follows:

	March 31, 2007	December 31, 2006
Commitments to extend credit	$218,733	$262,717
Standby letters of credit	20,443	22,301
	$239,176	$285,018

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decisionmaker. The Company’s primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company and related elimination entries between the two, as the holding company’s operation is similar to that of the bank. The investment advisory segment consists of WB Capital Management Inc., and generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments and public entities. The “Other” column represents the elimination of intercompany balances. Selected financial information on the Company’s segments is presented below for the quarters ended March 31, 2007 and 2006.

Three months ended March 31, 2007
	Segments
		Investment
	Banking	Advisory	Other	Consolidated
Interest income	$20,248	$-	$-	$20,248
Interest expense	10,937	-	-	10,937
Net interest income	9,311	-	-	9,311
Provision for loan losses	300	-	-	300
Net interest income after provision for loan losses	9,011	-	-	9,011
Noninterest income	1,911	2,013	(54)	3,870
Noninterest expense	4,546	1,962	(54)	6,454
Income before income taxes	6,376	51	-	6,427
Income taxes	1,961	22	-	1,983
Net income	$4,415	$29	$-	$4,444

Depreciation and amortization	$205	$235	$-	$440

Goodwill	$13,376	$11,554	$-	$24,930

Total assets	$1,315,364	$15,420	$(687)	$1,330,097

Three months ended March 31, 2006
	Segments
		Investment
	Banking	Advisory	Other	Consolidated
Interest income	$18,470	$-	$(14)	$18,456
Interest expense	8,906	21	(14)	8,913
Net interest income	9,564	(21)	-	9,543
Provision for loan losses	450	-	-	450
Net interest income after provision for loan losses	9,114	(21)	-	9,093
Noninterest income	1,633	2,297	(49)	3,881
Noninterest expense	4,370	1,991	(49)	6,312
Income before income taxes	6,377	285	-	6,662
Income taxes	1,998	119	-	2,117
Net income	$4,379	$166	$-	$4,545

Depreciation and amortization	$199	$247	$-	$446

Goodwill	$13,376	$9,869	$-	$23,245

Total assets	$1,283,797	$14,220	$(1,054)	$1,296,963

5. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

6. Impact of New Financial Accounting Standards

In February 2007, The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 is an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company beginning January 1, 2008. The Company has evaluated this pronouncement and has concluded its operations are not applicable to the primary objective of the pronouncement. The Company’s independent registered public accounting firm concurred with that assessment.

7. Use of Estimates in the Preparation of Financial Statements

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

8. Critical Accounting Policies

Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, competitive pressures, pricing pressures on loans and deposits, actions of bank and non-bank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Securities and Exchange Commission and/or the Federal Reserve Board, and customers’ acceptance of the Company’s products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED MARCH 31, 2007
(dollars in thousands)

OVERVIEW

The following discussion is provided for the consolidated operations of the Company, which include its wholly-owned banking subsidiary, West Bank (“Bank”) and its wholly-owned investment advisory subsidiary, WB Capital Management Inc (“WB Capital”). It focuses on the consolidated results of operations for the three months ended March 31, 2007, compared to the same period in 2006, and on the consolidated financial condition of the Company and its subsidiaries at March 31, 2007 and December 31, 2006.

Net income for the three months ended March 31, 2007 declined 2.2 percent to $4,444 compared to $4,545 for the same period in 2006. The decline was due to the combination of a reduction in net interest income of $232, or 2.4 percent, , an $11, or 0.3 percent, decline in noninterest income and a $142, or 2.3 percent, increase in noninterest expense. These reductions were somewhat offset by a $150 decrease in the provision for loan losses.

The Company’s return on average assets was 1.38 percent compared to 1.45 percent for the first quarter of 2006. The return on average equity was 15.86 percent compared to 17.60 percent for the prior year.

Net income of the banking segment of the Company increased by a modest $36 despite continued pressure on the net interest margin. Net income from the investment advisory segment totaled $29 for the first quarter of 2007, compared to $166 for the first quarter of 2006. The decline in net income of WB Capital was due to reduced revenues from investment advisory fees. See the discussion on page 13 for additional information.

The year-to-date net interest margin has declined 18 basis points from a year ago, as the inverted yield curve continued to cause the cost of funds (deposits and borrowings) to increase faster than the yield on earning assets (loans and investments). While the volume of interest-earning assets and liabilities moved in tandem the rate paid on interest-bearing liabilities increased 29 basis points more than the yield on earning assets.

Year-to-date noninterest income was $11 lower than last year, as a reduction in investment advisory fees more than offset increases in service charges on deposit accounts and gains on sales of investment securities. Noninterest income for the first quarter of 2006 included net losses on securities sales of $106, while 2007 included net gains of $4.

Year-to-date noninterest expense was $142 higher than a year ago, primarily due to increases in occupancy, business development and professional fees.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2007, compared with the same period in 2006.

	Three months ended March 31,
	2007	2006	Change	Change-%
Net income	$4,444	$4,545	$(101)	-2.2%
Average assets	1,304,283	1,271,564	32,719	2.6%
Average stockholders' equity	113,670	104,711	8,959	8.6%

Return on assets	1.38%	1.45%	-0.07%

Return on equity	15.86%	17.60%	-1.74%

Efficiency ratio	47.53%	45.17%	2.36%

Dividend payout ratio	63.14%	58.79%	4.35%

Equity to assets ratio	8.72%	8.23%	0.49%

Definition of ratios:

Return on assets - annualized net income divided by average assets.

Return on equity - annualized net income divided by average stockholders’ equity.

Efficiency ratio - noninterest expense divided by noninterest income (excluding securities gains) plus taxable equivalent net interest income.

Dividend payout ratio - dividends paid divided by net income.

Equity to assets ratio - average equity divided by average assets.

Net Interest Income

The following table shows average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31.

	Average Balance				Interest Income/Expense				Yield/Rate
	2007	2006	Change	Change-%	2007	2006	Change	Change-%	2007	2006	Change
Interest-earning assets:
Loans:
Commercial	$337,851	$324,842	$13,009	4.00%	$6,640	$5,852	$788	13.47%	7.97%	7.31%	0.66%
Real estate	574,846	555,053	19,793	3.57%	10,273	9,471	802	8.47%	7.25%	6.92%	0.33%
Consumer and other	14,855	13,738	1,117	8.13%	280	223	57	25.56%	7.64%	6.59%	1.05%
Total Loans	927,552	893,633	33,919	3.80%	17,193	15,546	1,647	10.59%	7.52%	7.06%	0.46%

Investment securities:
Taxable	170,281	173,161	(2,880)	-1.66%	1,981	1,913	68	3.55%	4.65%	4.42%	0.23%
Tax-exempt	90,937	100,969	(10,032)	-9.94%	1,189	1,315	(126)	-9.58%	5.23%	5.21%	0.02%
Total investment securities	261,218	274,130	(12,912)	-4.71%	3,170	3,228	(58)	-1.80%	4.85%	4.71%	0.14%

Federal funds sold and
short-term investments	22,417	11,234	11,183	99.55%	289	126	163	129.37%	5.22%	4.55%	0.67%
Total interest-earning assets	$1,211,187	$1,178,997	$32,190	2.73%	$20,652	$18,900	$1,752	9.27%	6.90%	6.49%	0.41%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
and money markets	$289,054	$316,709	$(27,655)	-8.73%	$2,040	$1,772	$268	15.12%	2.86%	2.27%	0.59%
Time deposits	441,281	461,316	(20,035)	-4.34%	5,532	4,857	675	13.90%	5.08%	4.27%	0.81%
Total deposits	730,335	778,025	(47,690)	-6.13%	7,572	6,629	943	14.23%	4.20%	3.46%	0.75%
Other borrowed funds	267,561	188,628	78,933	41.85%	3,365	2,284	1,081	47.33%	5.10%	4.91%	0.19%
Total interest-bearing liabilities	$997,896	$966,653	$31,243	3.23%	10,937	8,913	2,024	22.71%	4.44%	3.74%	0.70%

Tax-equivalent net interest income					$9,715	$9,987	$(272)	-2.72%
Net interest spread									2.46%	2.75%	-0.29%
Net interest margin									3.24%	3.42%	-0.18%

Fluctuations in net interest income can result from the combination of changes in the volumes of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets, and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. Despite a $32.2 million increase in average earning assets in the first quarter of 2007, the net interest margin for the quarter declined to 3.24 percent, which was 18 basis points lower than the same quarter last year. In the first quarter of 2007, the inverted yield curve, where short-term interest rates are higher than longer-term interest rates, continued to negatively impact the net interest margin. The Company's tax-equivalent net interest income for the quarter ended March 31, 2007, declined $272 compared to the three months ended March 31, 2006.

Taxable-equivalent interest income and fees on loans increased $1.6 million in the first quarter of 2007 compared to the same period in 2006, due to the combination of a higher volume of outstanding loans and increasing rates. Average loans were $33.9 million higher than the first quarter of last year and the average yield on loans increased to 7.52 percent for the first quarter of 2007, compared to 7.06 percent in the first quarter of 2006. The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed-rate loans. Pricing among lenders in the market areas served by the Company remains very competitive.

The average balance of investment securities was $12.9 million lower than last year, while the yield has increased 14 basis points. There have been minimal purchases of investment securities during the first quarter of 2007 as yields on short-term investments have approximated those of longer-term investment securities and are generally lower than the marginal cost of funds.

The average rate on deposits increased to 4.20 percent from 3.46 percent for the first quarter of last year. This increase is primarily the result of an increase in market interest rates and the shift in funds from money market and savings accounts to a new market rate interest-bearing checking account and certificates of deposits. Clients have made these transfers to maximize their earnings. The reduction in time deposits in the first quarter of 2007 compared to the same time period in 2006 was due to the Bank utilizing fewer wholesale certificates of deposit as a source of funding loan growth.

The average balance of borrowings for the first quarter of 2007 was $78.9 million higher than a year ago and the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from correspondent banks averaged $30.0 million more than the first quarter of last year. Because these funds are short-term, the amount that is not needed for funding loans is invested overnight and earns only slightly more than the rate the Bank is paying. Average securities sold under agreements to repurchase increased $17.4 million compared to the prior year. Average long-term borrowings increased $33.5 million, with lower rates paid on those additional borrowings resulting in a 29 basis point decline in the rate compared to 2006.

Provision for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three months ended March 31, 2007 and 2006, as well as common ratios related to the allowance for loan losses.

	Three months ended March 31,
	2007	2006	Change
Balance at beginning of period	$8,494	$7,615	$879
Charge-offs	(155)	(34)	(121)
Recoveries	104	18	86
Net charge-offs	(51)	(16)	(35)
Provision charged to operations	300	450	(150)
Balance at end of period	$8,743	$8,049	$694

Average loans outstanding	$927,552	$893,633

Ratio of net charge-offs during the
period to average loans outstanding	0.01%	0.00%
Ratio of allowance for loan losses
to average loans outstanding	0.94%	0.90%

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Bank’s Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons, including when the loan has other special or unusual characteristics that suggest special monitoring is warranted.

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

	Three months ended March 31,
	2007	2006	Change	Change-%
Noninterest income
Service charges on deposit accounts	$1,128	$1,004	$124	12.4%
Trust services	181	168	13	7.7%
Investment advisory fees	1,959	2,249	(290)	-12.9%
Increase in cash value of bank-owned
life insurance	216	209	7	3.3%
Net realized gains (losses) from sales
of securities	4	(106)	110	103.8%
Other income:
Debit card usage fees	82	54	28	51.9%
Check printing fees	36	47	(11)	-23.4%
Visa/MasterCard income	54	35	19	54.3%
All other	210	221	(11)	-5.0%
Total other	382	357	25	7.0%
Total noninterest income	$3,870	$3,881	$(11)	-0.3%

Service charges on deposit accounts increased primarily because of implementing pricing changes for return check charges in the third quarter of 2006. Offsetting this increase were slight declines in service charges collected on commercial and consumer accounts.

Investment advisory fees are fees earned by WB Capital. The decline in investment advisory fees in 2007 compared to 2006 was due to a reduction in certain fee schedules in order to be more competitive in the marketplace and a lower level of assets under management in certain categories.

The Company recognized losses from the sale of investment securities in the first quarter of 2006 as lower yielding investments were sold with the proceeds being reinvested at higher yields. Debit card usage fees continued to increase as a result of higher usage of this convenient payment method. Check printing income declined as customers continue increasing their utilization of electronic payment methods, thus reducing the frequency of ordering checks. Revenue from Visa/MasterCard increased as a result of the fees earned on an additional volume of cards issued, along with a rate increase in July 2006 on lower performing merchants.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown.

	Three months ended March 31,
	2007	2006	Change	Change-%
Noninterest expense:
Salaries and employee benefits	$3,616	$3,675	$(59)	-1.6%
Occupancy	934	856	78	9.1%
Data processing	467	479	(12)	-2.5%
Other expenses:
Insurance	73	64	9	14.1%
Training	25	16	9	56.3%
Marketing	104	98	6	6.1%
Business development	106	80	26	32.5%
Professional fees	205	164	41	25.0%
Consulting fees	55	58	(3)	-5.2%
Other real estate owned expense	19	(7)	26	-371.4%
Intangible amortization	214	221	(7)	-3.2%
All other	636	608	28	4.6%
Total other	1,437	1,302	135	10.4%
Total noninterest expense	$6,454	$6,312	$142	2.2%

The slight decline in salaries and benefits resulted from fewer employees at WB Capital and lower estimates for certain compensation related accruals.

Occupancy expenses were higher in 2007 due to the relocation of one of the Des Moines metropolitan branches to a rented facility in a higher traffic location during the third quarter of 2006 and additional space rented for certain operational departments of the Bank. The Company continues to market excess space available in the facility in which WB Capital is located.

Training expense has increased as an emphasis has been placed on assisting employees with their technical skills, and employees are taking advantage of the Company’s tuition assistance plan. Marketing and business development related costs increased due to continued efforts to increase and expand current and new customer relationships. Professional fees increased due to higher legal fees associated with corporate governance, loan portfolio and general business issues. Other real estate owned expense increased due to real estate taxes on farmland acquired through an in-substance foreclosure in the third quarter of 2006 and the write-down of one property to its estimated net realizable value.

Income Tax Expense

The Company incurred income tax expense of $1,983 for the three months ended March 31, 2007, compared with $2,117 for the three months ended March 31, 2006. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2007 and 2006, was 30.9 percent and 31.8 percent, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007.

FINANCIAL CONDITION

Total assets as of March 31, 2007, were $1.33 billion, a slight increase from $1.27 billion at December 31, 2006. The increase was primarily the result of an increase in loan volume.

Investment Securities

Investment securities available for sale declined $2.9 million from December 31, 2006 to $253.9 million at March 31, 2007. During the first quarter of 2007, $3.8 million of securities were sold in an effort to shorten the duration of the portfolio.

Loans and Non-performing Assets

Loans outstanding increased $42.3 million from December 31, 2006 to March 31, 2007. Commercial loans were up $18.1 million, construction loans increased $19.2 million and commercial real estate loans increased $6.2 million. It is expected that loan demand in the commercial, construction and commercial real estate categories will remain strong for the next couple of quarters. While Iowa’s economic indicators remain strong, it is difficult to foresee beyond two or three quarters.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items (dollars in thousands).

	March 31, 2007	December 31, 2006	Change
Non-accrual loans	$590	$495	$95
Loans past due 90 days and still
accruing interest	371	155	216
Total non-performing loans	961	650	311
Other real estate owned	1,974	2,002	(28)
Total non-performing assets	$2,935	$2,652	$283

Non-performing assets to total loans	0.31%	0.29%	0.02%

Non-performing assets to total assets	0.22%	0.21%	0.01%

The balance of loans in non-accrual status was $590, and consisted of loans to five different borrowers. Other real estate owned included farmland with an estimated net realizable value of $1.6 million and several other properties. A sheriff’s auction of the farmland is scheduled for May 2007 and one property with a net realizable value of $213 was sold in April.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses.”

Deposits

Total deposits as of March 31, 2007 were virtually the same as at December 31, 2006. While total deposits did not change, there was a change in the mix of deposits. Interest-bearing demand increased $14.2 million as the Bank’s new high-yield interest-bearing checking account continued to attract new customers and retain current customers. Money market accounts, which are liquid accounts and therefore pay relatively lower interest rates, declined approximately $23.1 million. A portion of those funds moved into the time certificates of deposit in excess of $100,000 category as customers attempted to maximize the interest earned on those funds. It is expected that this trend will continue. Time deposits increased a total of $20.5 million.

Borrowings

The balance of Federal funds purchased and securities sold under agreements to repurchase was $143.9 million at March 31, 2007, up from $109.3 million at December 31, 2006. Most of this increase relates to Federal funds purchased. Federal funds purchased are funds sold to West Bank by approximately 25 banks throughout Iowa. This is a correspondent bank service provided by West Bank. The balance of Federal funds purchased from correspondent banks will fluctuate depending upon the loan demand and investment strategies of those banks. The balance of other short-term borrowings consisted of Treasury, Tax and Loan option notes. Long-term borrowings increased $28.4 million as the result of a January 2007 10-year Federal Home Loan Bank (“FHLB”) advance of $30 million, which has a rate of 4.32 percent. The advance is callable after three years.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal sources of funds are deposits, including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, Federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s funds management policy. The Company had liquid assets (cash and cash equivalents) of $55,357 as of March 31, 2007, compared with $35,678 as of December 31, 2006. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. The Bank had additional borrowing capacity available from the FHLB of approximately $43 million at March 31, 2007 and the Company has a $2.5 million unsecured line of credit through a large regional correspondent bank. In addition, the Bank has $95 million in borrowing capacity available through unsecured Federal funds lines of credit with correspondent banks. The Bank was not utilizing any of those lines of credit at March 31, 2007. The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at March 31, 2007.

The Company’s total stockholders’ equity increased to $115.9 million at March 31, 2007, from $113.8 million at December 31, 2006. Total equity increased due to retention of earnings net of a dividend payment. Total shareholders' equity was 8.71 percent of total assets as of March 31, 2007 and 8.97 percent on December 31, 2006. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and the Bank met all capital adequacy requirements to which they were subject at March 31, 2007.

	Regulatory
	requirements to be:		Actual Regulatory
	Adequately	Well-	Capital Ratios as of:
	Capitalized	Capitalized	March 31, 2007	December 31, 2006
Total risk-based capital
as % of risk-weighted assets:
Consolidated	8.0%	n/a	11.0%	11.2%
West Bank	8.0%	10.0%	11.5%	11.8%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	10.1%	10.4%
West Bank	4.0%	6.0%	8.8%	9.0%
Tier 1 capital as % average assets
Consolidated	4.0%	n/a	8.6%	8.5%
West Bank	4.0%	5.0%	7.4%	7.3%

On April 18, 2007, the Company’s Board of Directors authorized $5 million to be used for the buy-back of Company common stock over the next 12 months. No shares have been purchased under a similar authorization in effect for the past 12 months.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 9, 2007. The Company has not experienced any material changes in its market risk position since December 31, 2006. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2007 changed when compared to 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading “Market Risk Management” is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) as of the end of the period covered by this report was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in internal controls over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, there were no purchases of the Company’s common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 19, 2006. This resolution expired on April 18, 2007. On April 18, 2007, the Company’s Board of Directors authorized $5 million to be available for the buy-back of company stock over the next 12 months.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits

3.1	Restated Articles of Incorporation of the Company(1)

3.2	By-laws of the Company(1)

10.1	Lease for Main Bank Facility(1)

10.2	Supplemental Agreement to Lease for Main Bank Facility(1)

10.3	Short-term Lease related to Main Bank facility(1)

10.4	Assignment(1)

10.5	Lease Modification Agreement No. 1 for Main Bank Facility(1)

10.6	Memorandum of Real Estate Contract(1)

10.7	Affidavit(1)

10.8	Addendum to Lease for Main Bank Facility(1)

10.9	Data Processing Contract(1)

10.10	Employment Contract(1)

10.11	No document

10.12	Data Processing Contract Amendment(2)

10.13	Purchase and Assumption Agreement between West Des Moines State Bank and Hawkeye State Bank(3)

10.14	Employment Agreement effective March 1, 2003, which was consummated in the first quarter of 2004(4)

10.15	The Employee Savings and Stock Ownership Plan, as amended(5)

10.16	Amendment to Lease Agreement(6)

10.17	Employment Agreement(6)

10.18	Consulting Agreement(8)

10.19	West Bancorporation, Inc. Restricted Stock Compensation Plan(7)

10.20	Employment Agreement between Investors Management Group and Jeff Lorenzen(9)

10.21	Assignment and Assumption of Lease and Consent to Assignment(10)

10.22	2007 Amendment to Lease Agreement

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

West Bancorporation, Inc. (Registrant)

May 4, 2007 Dated	By:	/s/ Thomas E. Stanberry
Thomas E. Stanberry
Chairman, President and Chief Executive Officer

May 4, 2007 Dated	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
10.22	2007 Amendment to Lease Agreement
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002