Form 10-Q
period 2007-06-30
WEST BANCORPORATION INC
filed 2007-08-03
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐ No ☒

As of August 3, 2007, there were 17,536,682 shares of common stock, no par value outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
(in thousands, except per share data)
Assets
Cash and due from banks	$27,329	$35,063
Federal funds sold and other short-term investments	9,555	615
Cash and cash equivalents	36,884	35,678
Securities available for sale	245,645	256,731
Federal Home Loan Bank stock, at cost	7,731	4,847
Total securities	253,376	261,578
Loans	937,257	904,422
Allowance for loan losses	(8,779)	(8,494)
Loans, net	928,478	895,928
Premises and equipment, net	5,212	5,375
Accrued interest receivable	8,964	8,587
Goodwill	24,930	24,930
Other intangible assets	2,559	2,987
Bank-owned life insurance	23,391	22,956
Other assets	10,940	10,517
Total assets	$1,294,734	$1,268,536

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Noninterest-bearing demand	$187,575	$203,964
Interest-bearing demand	69,401	57,605
Savings	216,376	234,240
Time, in excess of $100,000	220,414	256,105
Other time	163,938	173,420
Total deposits	857,704	925,334
Federal funds purchased and securities sold under agreements to repurchase	144,060	109,346
Other short-term borrowings	40,860	1,929
Accrued expenses and other liabilities	11,637	12,096
Subordinated notes	20,619	20,619
Long-term borrowings	103,500	85,400
Total liabilities	1,178,380	1,154,724

Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares;
17,536,682 shares issued and outstanding	3,000	3,000
Additional paid-in capital	32,000	32,000
Retained earnings	84,357	80,397
Accumulated other comprehensive loss	(3,003)	(1,585)
Total stockholders' equity	116,354	113,812
Total liabilities and stockholders' equity	$1,294,734	$1,268,536

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans, including fees	$17,932	$17,036	$35,036	$32,499
Securities:
Government agencies and corporations	1,491	1,522	2,987	3,018
States and political subdivisions	936	1,029	1,906	2,072
Other	388	398	777	726
Federal funds sold and other short-term investments	271	219	560	345
Total interest income	21,018	20,204	41,266	38,660
Interest expense:
Demand deposits	452	77	777	136
Savings deposits	1,841	1,919	3,556	3,632
Time deposits	5,390	6,132	10,922	10,989
Federal funds purchased and securities sold under
agreements to repurchase	1,780	846	3,455	1,758
Other short-term borrowings	63	12	71	26
Subordinated notes	367	367	730	730
Long-term borrowings	1,337	1,014	2,656	2,009
Total interest expense	11,230	10,367	22,167	19,280
Net interest income	9,788	9,837	19,099	19,380
Provision for loan losses	350	450	650	900
Net interest income after provision for loan losses	9,438	9,387	18,449	18,480
Noninterest income:
Service charges on deposit accounts	1,211	1,117	2,339	2,121
Trust services	188	195	369	363
Investment advisory fees	2,043	2,112	4,002	4,361
Increase in cash value of bank-owned life insurance	219	213	435	422
Net realized losses from sales of securities
available for sale	(13)	(38)	(9)	(144)
Other income	387	361	769	718
Total noninterest income	4,035	3,960	7,905	7,841
Noninterest expense:
Salaries and employee benefits	3,355	3,492	6,971	7,167
Occupancy	897	866	1,831	1,722
Data processing	473	506	940	985
Other expenses	1,183	1,318	2,620	2,620
Total noninterest expense	5,908	6,182	12,362	12,494
Income before income taxes	7,565	7,165	13,992	13,827
Income taxes	2,438	2,283	4,421	4,400
Net income	$5,127	$4,882	$9,571	$9,427
Earnings per share, basic	$0.29	$0.28	$0.55	$0.54
Cash dividends per share	$0.16	$0.152	$0.32	$0.304

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Six Months Ended June 30,
(in thousands, except per share data)	2007	2006
Common stock:
Beginning of year balance	$3,000	$3,000
End of period balance	3,000	3,000
Additional paid-in capital:
Beginning of year balance	32,000	32,000
End of period balance	32,000	32,000
Retained earnings:
Beginning of year balance	80,397	71,951
Net income	9,571	9,427
Dividends on common stock; per share amounts
2007 - $0.32 and 2006 - $.304	(5,611)	(5,345)
End of period balance	84,357	76,033
Accumulated other comprehensive loss:
Beginning of year balance	(1,585)	(2,430)
Unrealized gains (losses) on securities, net of tax	(1,418)	(1,923)
End of period balance	(3,003)	(4,353)
Total stockholders' equity	$116,354	$106,680

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Net income	$9,571	$9,427
Other comprehensive income (loss), unrealized gains
(losses) on securities, net of reclassification adjustment,
net of tax	(1,418)	(1,923)
Comprehensive income	$8,153	$7,504

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$9,571	$9,427
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	650	900
Net amortization and accretion	759	685
Loss on disposition of fixed assets	28	9
Net losses from sales of securities available for sale	9	144
Net gains from sales of loans held for sale	(38)	(63)
Proceeds from sales of loans held for sale	4,205	4,673
Originations of loans held for sale	(4,592)	(4,744)
Increase in value of bank-owned life insurance	(435)	(422)
Depreciation	458	450
Deferred income taxes	(53)	(294)
Change in assets and liabilities:
Increase in accrued interest receivable	(377)	(636)
Increase (decrease) in accrued expenses and other liabilities	(459)	914
Net cash provided by operating activities	9,726	11,043
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	10,624	20,299
Purchases of securities available for sale	(2,159)	(18,273)
Acquisition of Federal Home Loan Bank stock	(3,205)	(533)
Proceeds from redemption of Federal Home Loan Bank stock	320	431
Net increase in loans	(32,926)	(81,027)
Proceeds from sale of premises and equipment	29	16
Purchases of premises and equipment	(351)	(279)
Change in other assets	643	(1,244)
Net cash used in investing activities	(27,025)	(80,610)
Cash Flows from Financing Activities:
Net change in deposits	(67,630)	84,366
Net change in federal funds purchased and securities sold
under agreements to repurchase	34,714	17,926
Net change in other short-term borrowings	38,932	(2,333)
Proceeds from long-term borrowings	30,000	-
Principal payments on long-term borrowings	(11,900)	-
Cash dividends	(5,611)	(5,345)
Net cash provided by financing activities	18,505	94,614
Net increase in cash and cash equivalents	1,206	25,047
Cash and Cash Equivalents:
Beginning	35,678	40,665
End	$36,884	$65,712
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$22,799	$18,306
Income taxes	3,989	4,722

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1. Basis of Presentation

The accompanying consolidated statements of income for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of stockholders’ equity, comprehensive income (loss), and cash flows for the six months ended June 30, 2007 and 2006, and the consolidated balance sheets as of June 30, 2007 and December 31, 2006, include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The average number of shares outstanding for the three and six months ended June 30, 2007 and 2006 was 17,536,682 and 17,536,935, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those loans recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company’s 2006 consolidated financial statements. The Company’s commitments as of June 30, 2007 and December 31, 2006, are approximately as follows:

	June 30, 2007	December 31, 2006
Commitments to extend credit	$235,883	$262,717
Standby letters of credit	20,880	22,301
	$256,763	$285,018

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company’s primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company and related elimination entries between the two, as the holding company’s operation is similar to the bank. The investment advisory segment consists of WB Capital Management Inc., and generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments and public entities. Selected financial information on the Company’s segments is presented below for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007 Segments				2006 Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$21,018	$-	$-	$21,018	$20,192	$-	$12	$20,204
Interest expense	11,230	-	-	11,230	10,359	(4)	12	10,367
Net interest income	9,788	-	-	9,788	9,833	4	-	9,837
Provision for loan losses	350	-	-	350	450	-	-	450
Net interest income after
provision for loan losses	9,438	-	-	9,438	9,383	4	-	9,387
Noninterest income	1,977	2,112	(54)	4,035	1,846	2,169	(55)	3,960
Noninterest expense	4,130	1,832	(54)	5,908	4,292	1,945	(55)	6,182
Income before income taxes	7,285	280	-	7,565	6,937	228	-	7,165
Income taxes	2,324	114	-	2,438	2,191	92	-	2,283
Net income	$4,961	$166	$-	$5,127	$4,746	$136	$-	$4,882

Depreciation and amortization	$216	$230	$-	$446	$196	$250	$-	$446

	Six months ended June 30,
	2007 Segments				2006 Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$41,266	$-	$-	$41,266	$38,662	$-	$(2)	$38,660
Interest expense	22,167	-	-	22,167	19,265	17	(2)	19,280
Net interest income	19,099	-	-	19,099	19,397	(17)	-	19,380
Provision for loan losses	650	-	-	650	900	-	-	900
Net interest income after
provision for loan losses	18,449	-	-	18,449	18,497	(17)	-	18,480
Noninterest income	3,888	4,125	(108)	7,905	3,479	4,466	(104)	7,841
Noninterest expense	8,676	3,794	(108)	12,362	8,662	3,936	(104)	12,494
Income before income taxes	13,661	331	-	13,992	13,314	513	-	13,827
Income taxes	4,285	136	-	4,421	4,189	211	-	4,400
Net income	$9,376	$195	$-	$9,571	$9,125	$302	$-	$9,427

Depreciation and amortization	$421	$465	$-	$886	$395	$497	$-	$892
Goodwill	$13,376	$11,554	$-	$24,930	$13,376	$9,869	$-	$23,245
Total assets	$1,280,432	$14,654	$(352)	$1,294,734	$1,333,501	$13,947	$(193)	$1,347,255

5. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the six months ended June 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by Federal and Iowa taxing authorities.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2007
(dollars in thousands)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. (“WB Capital”). Consolidated results of operations for the three and six months ended June 30, 2007, are compared to the results for the same periods in 2006 and the consolidated financial condition of the Company at June 30, 2007, is compared to the December 31, 2006 position.

Net income for the three months ended June 30, 2007, was $5,127 compared to $4,882 for the same period in 2006, an increase of 5.0 percent.

For the first six months of 2007, net income increased 1.5 percent to $9,571, or $0.55 per share, compared to $9,427 for the first six months of 2006. The annualized return on average assets was 1.47 percent for both periods. Net interest income for the first six months of 2007 was $281 lower than during the first half of 2006, primarily because of a 10 basis point decline in the net interest margin to 3.29 percent. This decline was offset by a $250 decrease in the provision for loan losses compared to the first half of 2006.

Year-to-date noninterest income was 0.8 percent higher than last year as an increase in service charges and lower realized losses from sales of securities were offset by a decline in revenue from investment advisory fees. Realized losses on the sale of investment securities totaled $9 in the first six months of 2007 compared to $144 in the same period of 2006.

WB capital year-to-date net income was $195 for the six months ended June 30, 2007 compared to $302 for the same period in 2006. Revenues were lower than a year ago because of a decision to reduce the fees on the Vintage mutual funds. Operating expenses at WB Capital were $142 lower during the first half of 2007 compared to the same 2006 period.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2007 compared with the same periods in 2006:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	Change	Change-%	2007	2006	Change	Change-%
Net income	$5,127	$4,882	$245	5.0%	$9,571	$9,427	$144	1.5%
Average assets	1,323,901	1,317,852	6,049	0.5%	1,314,146	1,294,836	19,310	1.5%
Average stockholders'
equity	115,535	105,488	10,047	9.5%	114,608	105,102	9,506	9.0%

Return on assets	1.55%	1.49%	0.06%		1.47%	1.47%	0.00%

Return on equity	17.80%	18.56%	-0.76%		16.84%	18.09%	-1.25%

Efficiency ratio	41.54%	43.35%	-1.81%		44.46%	44.25%	0.21%

Dividend payout ratio	54.72%	54.74%	-0.02%		58.63%	56.69%	1.94%

Equity to assets ratio	8.73%	8.00%	0.73%		8.72%	8.12%	0.60%

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2007	2006	Change	Change-%	2007	2006	Change	Change-%	2007	2006	Change
Interest-earning assets:
Loans:
Commercial	$348,949	$353,339	$(4,390)	-1.24%	$6,961	$6,767	$194	2.87%	8.00%	7.68%	0.32%
Real estate	583,496	569,618	13,878	2.44%	10,799	10,106	693	6.86%	7.42%	7.12%	0.30%
Consumer and other	14,141	14,353	(212)	-1.48%	257	248	9	3.63%	7.28%	6.93%	0.35%
Total loans	946,586	937,310	9,276	0.99%	18,017	17,121	896	5.23%	7.63%	7.33%	0.30%

Investment securities:
Taxable	169,612	174,075	(4,463)	-2.56%	1,975	2,008	(33)	-1.64%	4.66%	4.61%	0.05%
Tax-exempt	87,288	98,326	(11,038)	-11.23%	1,142	1,282	(140)	-10.92%	5.23%	5.21%	0.02%
Total investment securities	256,900	272,401	(15,501)	-5.69%	3,117	3,290	(173)	-5.26%	4.85%	4.83%	0.02%

Federal funds sold and
short-term investments	20,472	17,228	3,244	18.83%	271	219	52	23.74%	5.30%	5.10%	0.20%
Total interest-earning assets	$1,223,958	$1,226,939	$(2,981)	-0.24%	21,405	20,630	775	3.76%	7.01%	6.74%	0.27%

Interest-bearing liabilities:
Deposits:

Checking with interest, savings and money markets	$306,375	$311,362	$(4,987)	-1.60%	2,293	1,996	297	14.88%	3.00%	2.57%	0.43%
Time deposits	424,504	530,675	(106,171)	-20.01%	5,390	6,132	(742)	-12.10%	5.09%	4.64%	0.45%
Total deposits	730,879	842,037	(111,158)	-13.20%	7,683	8,128	(445)	-5.47%	4.22%	3.87%	0.35%
Other borrowed funds	279,809	174,862	104,947	60.02%	3,547	2,239	1,308	58.42%	5.09%	5.14%	-0.05%
Total interest-bearing liabilities	$1,010,688	$1,016,899	$(6,211)	-0.61%	11,230	10,367	863	8.32%	4.46%	4.09%	0.37%

Tax-equivalent net interest income					$10,175	$10,263	$(88)	-0.86%
Net interest spread									2.55%	2.65%	-0.10%
Net interest margin									3.33%	3.35%	-0.02%

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2007	2006	Change	Change-%	2007	2006	Change	Change-%	2007	2006	Change
Interest-earning assets:
Loans:
Commercial	$343,431	$339,169	$4,262	1.26%	$13,601	$12,619	$982	7.78%	7.99%	7.50%	0.49%
Real estate	579,195	562,376	16,819	2.99%	21,072	19,576	1,496	7.64%	7.34%	7.02%	0.32%
Consumer and other	14,496	14,047	449	3.20%	536	471	65	13.80%	7.46%	6.77%	0.69%
Total loans	937,122	915,592	21,530	2.35%	35,209	32,666	2,543	7.78%	7.58%	7.19%	0.39%

Investment securities:
Taxable	169,945	173,620	(3,675)	-2.12%	3,956	3,921	35	0.89%	4.66%	4.52%	0.14%
Tax-exempt	89,102	99,640	(10,538)	-10.58%	2,331	2,597	(266)	-10.24%	5.23%	5.21%	0.02%
Total investment securities	259,047	273,260	(14,213)	-5.20%	6,287	6,518	(231)	-3.54%	4.85%	4.77%	0.08%

Federal funds sold and
short-term investments	21,439	14,248	7,191	50.47%	560	345	215	62.32%	5.26%	4.88%	0.38%
Total interest-earning assets	$1,217,608	$1,203,100	$14,508	1.21%	42,056	39,529	2,527	6.39%	6.96%	6.63%	0.33%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
and money markets	$297,762	$314,021	$(16,259)	-5.18%	4,333	3,768	565	14.99%	2.93%	2.42%	0.51%
Time deposits	432,846	496,187	(63,341)	-12.77%	10,922	10,989	(67)	-0.61%	5.09%	4.47%	0.62%
Total deposits	730,608	810,208	(79,600)	-9.82%	15,255	14,757	498	3.37%	4.21%	3.67%	0.54%
Other borrowed funds	273,719	181,707	92,012	50.64%	6,912	4,523	2,389	52.82%	5.09%	5.02%	0.07%
Total interest-bearing liabilities	$1,004,327	$991,915	$12,412	1.25%	22,167	19,280	2,887	14.97%	4.45%	3.92%	0.53%

Tax-equivalent net interest income					$19,889	$20,249	$(360)	-1.78%
Net interest spread									2.51%	2.71%	-0.20%
Net interest margin									3.29%	3.39%	-0.10%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the second quarter of 2007 was 3.33 percent, which was 2 basis points lower than the same quarter last year and 9 basis points higher than the first quarter of 2007. The increase from the prior quarter was primarily due to an increase in the yield on loans. The yield on loans was impacted by the collection of a prepayment penalty and recognition of unamortized fees on early loan payoffs.

For the six months ended June 30, 2007, the net interest margin declined to 3.29 percent. This was a 10 basis point reduction compared to the six months ended June 30, 2006. The relatively flat yield curve, where short-term interest rates are not significantly lower than long-term rates, continued to negatively impact the net interest margin. The Company’s tax-equivalent net interest income for the six months ended June 30, 2007 declined $360 compared to the six months ended June 30, 2006.

Taxable-equivalent interest income and fees on loans increased $2.5 million in the first six months of 2007 compared to the same period in 2006, due to the combination of a higher volume of outstanding loans and increasing yields. Average loans were $21.5 million higher than the first six months of 2006 and the average yield on loans increased to 7.58 percent for the first six months of 2007, compared to 7.19 percent for the same period in 2006. The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Loan pricing in the Company’s market areas remains very competitive.

For the first six months of 2007, the average balance of investment securities was $14.2 million lower than in the first six months of 2006, while the yield has increased 8 basis points. There have been minimal purchases of investment securities during the first six months of 2007 as yields on short-term investments have approximated those of longer-term investment securities and are generally lower than the marginal cost of funds.

The average rate paid on deposits for the first six months of 2007 increased to 4.21 percent from 3.67 percent for the same period last year. This increase is primarily the result of an increase in market interest rates and the shift in funds from money market and savings accounts to a new market rate interest-bearing checking account and certificates of deposits. Clients have made these transfers to maximize their earnings. The reduction in time deposits in the first six months of 2007 compared to the same time period in 2006 was due to using fewer wholesale certificates of deposit as a source of funding loan growth.

The average balance of borrowings for the first six months of 2007 was $92.0 million higher than a year ago and the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of Federal funds purchased from correspondent banks averaged $43.4 million more than the first six months of last year. Because these funds are short-term, the amount that is not needed for funding loans is invested overnight and earns only slightly more than the rate the Bank is paying. Average securities sold under agreements to repurchase increased $14.4 million compared to the prior year. Average long-term borrowings increased $32.7 million. Lower rates paid on those additional borrowings resulted in a 37 basis point decline in the rate compared to 2006.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and six months ended June 30, 2007 and 2006, as well as common ratios related to the allowance for loan losses.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Balance at beginning of period	$8,743	$8,049	$694	$8,494	$7,615	$879
Charge-offs	(331)	(66)	(265)	(486)	(100)	(386)
Recoveries	17	7	10	121	25	96
Net charge-offs	(314)	(59)	(255)	(365)	(75)	(290)
Provision charged to operations	350	450	(100)	650	900	(250)
Balance at end of period	$8,779	$8,440	$339	$8,779	$8,440	$339

Average loans outstanding	$946,586	$937,310		$937,122	$915,592

Ratio of net charge-offs during the
period to average loans outstanding	0.03%	0.01%		0.04%	0.01%
Ratio of allowance for loan losses
to average loans outstanding	0.93%	0.90%		0.94%	0.92%

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

Net charge-offs during the first six months of 2007 were $290 higher than in the same period in 2006. The majority of the charge-offs were for 1-4 family real estate and commercial loans. The net charge-off ratio for the six months ended June 30, 2007, was 0.04 percent compared to 0.01 percent for the six months ended June 30, 2006. While the level of net charge-offs increased over the prior year, this level of charge-offs is considered good when compared to the Bank’s peers which had net charge-offs averaging 0.11 percent for the first quarter of 2007 (latest information available). Significant efforts continue to be made to maximize recoveries.

The allowance for loan losses represented 1,380 percent of non-accrual loans and loans past due more than 90 days at June 30, 2007, compared to 1,307 percent at December 31, 2006.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the West Bank Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

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

	Three months ended June 30,
Noninterest income	2007	2006	Change	Change-%
Service charges on deposit accounts	$1,211	$1,117	$94	8.4%
Trust services	188	195	(7)	-3.6%
Investment advisory fees	2,043	2,112	(69)	-3.3%
Increase in cash value of bank-owned
life insurance	219	213	6	2.8%
Net realized losses from
sales of securities	(13)	(38)	25	-65.8%
Other:
Debit card usage fees	87	58	29	50.0%
Check printing fees	31	36	(5)	-13.9%
Visa/MasterCard income	53	40	13	32.5%
Gain on sale of commercial loans	-	34	(34)	-100.0%
Gain on sale of residential mortgages	25	17	8	47.1%
All other	191	176	15	8.5%
Total other	387	361	26	7.2%
Total noninterest income	$4,035	$3,960	$75	1.9%

	Six months ended June 30,
Noninterest income	2007	2006	Change	Change-%
Service charges on deposit accounts	$2,339	$2,121	$218	10.3%
Trust services	369	363	6	1.7%
Investment advisory fees	4,002	4,361	(359)	-8.2%
Increase in cash value of bank-owned
life insurance	435	422	13	3.1%
Net realized losses from
sales of securities	(9)	(144)	135	-93.8%
Other:
Debit card usage fees	169	112	57	50.9%
Check printing fees	67	83	(16)	-19.3%
Visa/MasterCard income	107	75	32	42.7%
Gain on sale of commercial loans	-	34	(34)	-100.0%
Gain on sale of residential mortgages	38	29	9	31.0%
All other	388	385	3	0.8%
Total other	769	718	51	7.1%
Total noninterest income	$7,905	$7,841	$64	0.8%

Service charges on deposit accounts increased primarily because of implementing pricing changes for return check charges in the third quarter of 2006. Offsetting this increase were slight declines in service charges collected on commercial and consumer accounts.

Investment advisory fees are fees earned by WB Capital. The decline in investment advisory fees in 2007 compared to 2006 was due to a reduction in certain fee schedules and a lower level of assets under management in certain categories.

The Company recognized losses from the sale of investment securities in the first half of both years. In the first half of 2007, the holding company investment portfolio was liquidated and proceeds used to pay down long-term debt. During 2006, lower yielding investments were sold with the proceeds being reinvested at higher yields. Debit card usage fees continued to increase as a result of higher usage of this convenient payment method. Meanwhile, check printing income declined as customers continue to increase utilization of all forms of electronic payments, thus reducing the frequency of ordering checks. Revenue from Visa/MasterCard increased as a result of the fees earned on an additional volume of cards issued, along with a rate increase in July 2006 on lower performing merchants. Gains from the sale of commercial loans result from the occasional sale of the guaranteed portion of commercial loans. No sales have occurred in 2007. While the volume of originations of residential mortgages sold into the secondary market remained about the same as in 2006, the average income per loan increased approximately 15 basis points in the first half of 2007 compared to the prior year.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the Other Expense category that represent significant variances are shown.

	Three months ended June 30,
Noninterest expense:	2007	2006	Change	Change-%
Salaries and employee benefits	$3,355	$3,492	$(137)	-3.9%
Occupancy	897	866	31	3.6%
Data processing	473	506	(33)	-6.5%
Other:
Insurance	66	57	9	15.8%
Supplies	126	125	1	0.8%
Marketing	154	108	46	42.6%
Business development	92	81	11	13.6%
Professional fees	152	175	(23)	-13.1%
Other real estate owned expense	(263)	-	(263)	n/a
Intangible amortization	214	221	(7)	-3.2%
All other	642	551	91	16.5%
Total other	1,183	1,318	(135)	-10.2%
Total noninterest expense	$5,908	$6,182	$(274)	-4.4%

	Six months ended June 30,
Noninterest expense:	2007	2006	Change	Change-%
Salaries and employee benefits	$6,971	$7,167	$(196)	-2.7%
Occupancy	1,831	1,722	109	6.3%
Data processing	940	985	(45)	-4.6%
Other:
Insurance	139	121	18	14.9%
Supplies	151	141	10	7.1%
Marketing	258	206	52	25.2%
Business development	198	161	37	23.0%
Professional fees	357	339	18	5.3%
Other real estate owned expense	(244)	(7)	(237)	3385.7%
Intangible amortization	428	442	(14)	-3.2%
All other	1,333	1,217	116	9.5%
Total other	2,620	2,620	-	0.0%
Total noninterest expense	$12,362	$12,494	$(132)	-1.1%

The decline in salaries and benefits resulted from a reduction in full-time equivalent employees due to certain positions that were eliminated and other positions experiencing turnover, and a reduction in certain benefit expenses.

Occupancy expenses were higher in 2007 due to the relocation of one of the Des Moines metropolitan branches to a rented facility in a higher traffic location during the third quarter of 2006 and additional space rented for certain operational departments of the Bank. The Company continues to market excess space available in the facility in which WB Capital is located in West Des Moines. There were savings realized by relocating the Cedar Rapids office of WB Capital to the Coralville banking office during the second quarter of 2007.

Marketing and business development related costs increased due to continued efforts to increase and expand current and new customer relationships. Other real estate owned expense has declined as a result of selling several other real estate properties at gains. One sale of farmland in eastern Iowa resulted in a gain of $250 in the second quarter of 2007.

Income Tax Expense

The Company incurred income tax expense of $4.4 million for the six months ended June 30, 2007 and 2006. The effective income tax rates as a percent of income before taxes for the three and six months ended June 30, 2007 and 2006, were approximately 32 percent for each period.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the six months ended June 30, 2007.

FINANCIAL CONDITION

Total assets as of June 30, 2007, were approximately $1.3 billion, which was a 2.1 percent increase compared to December 31, 2006. The increase is primarily due to increased loan volumes.

Investment Securities

Investment securities available for sale declined approximately $11.1 million from December 31, 2006, to $245.6 million. During the six months ended June 30, 2007, $4.5 million of securities were sold in an effort to shorten the duration of the portfolio. On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of June 30, 2007, existing unrealized losses are considered to be temporary in nature due to market interest rate fluctuations and accordingly, no impairment adjustment was recorded.

Loans and Non-performing Assets

Loans outstanding increased approximately $32.8 million from December 31, 2006, to June 30, 2007. The increase was primarily attributable to growth in commercial and commercial real estate loans. West Bank expects modest loan growth in the third quarter of 2007.

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items.

	June 30, 2007	December 31, 2006	Change
Non-accrual loans	$605	$495	$110
Loans past due 90 days and still
accruing interest	31	155	(124)
Total non-performing loans	636	650	(14)
Other real estate owned	154	2,002	(1,848)
Total non-performing assets	$790	$2,652	$(1,862)

Non-performing loans to total loans	0.07%	0.07%	0.00%
Non-performing assets to total loans	0.08%	0.29%	-0.21%
Non-performing assets to total assets	0.06%	0.21%	-0.15%

Total non-performing assets have declined 70 percent since the end of 2006. The balance of loans in non-accrual status remained fairly steady and was $605 at June 30, 2007, and consisted of loans to eight different borrowers. Other real estate owned declined significantly since December 31, 2006, as a result of selling farmland in the second quarter of 2007 which had a carrying value of $1.6 million.

Reference is also made to the information and discussion earlier in this report under the heading of “Provision for Loan Losses and the Related Allowance for Loan Losses.”

Deposits

Total deposits as of June 30, 2007, were $858 million compared with $925 million as of December 31, 2006, a decline of 7.3 percent. The savings category of deposits which includes money market accounts, which are liquid accounts and therefore pay relatively lower interest rates, declined approximately $17.9 million. A portion of those funds moved into the time certificates of deposit category as customers attempted to increase interest earned on those funds. Other time deposits declined a net of $9.5 million primarily due to a reduction in the level of brokered certificates of deposit. Time deposits in excess of $100,000 declined $35.7 million as West Bank reduced its reliance on public unit deposit funding and increased its borrowings as described below.

Borrowings

The balance of Federal funds purchased and securities sold under agreements to repurchase was $144.1 million at June 30, 2007, up from $109.3 million at December 31, 2006. The increase was in Federal funds purchased, which includes funds sold to West Bank by approximately 25 banks throughout Iowa as part of the correspondent bank services provided by West Bank. The balance of Federal funds purchased from correspondent banks will fluctuate depending upon the loan demand and investment strategy of those banks. The amount of funds sold to West Bank by these banks is at a higher level than has been the case at this time of year in prior years. West Bank also purchases federal funds from regional and national correspondent banks as necessary for short-term liquidity needs. The balance of other short-term borrowings consisted of a $40 million advance from the Federal Home Loan Bank of Des Moines (“FHLB”) and Treasury, Tax and Loan option notes. Long-term borrowings increased $25.1 million as the result of a January 2007 10-year FHLB advance of $30 million, which has a rate of 4.32 percent. The advance is callable after three years.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal sources of funds are deposits, which include demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, Federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $36,884 million as of June 30, 2007, compared with $35,678 as of December 31, 2006. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s interest rate risk position. The Company had additional borrowing capacity available from the FHLB of approximately $16.7 million at June 30, 2007, and has a $2.5 million unsecured line of credit through a large regional correspondent bank. In addition, West Bank has $95 million available through unsecured federal funds lines of credit with correspondent banks. West Bank had borrowed $30 million on those lines of credit at June 30, 2007. The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at June 30, 2007.

The Company’s total stockholders’ equity increased to $116.4 million at June 30, 2007, from $113.8 million at December 31, 2006. Total equity increased due to earnings less dividend payments equal to approximately 59 percent of year-to-date earnings, offset by an increase in accumulated other comprehensive loss due to declines in market values of investment securities held for sale. Total stockholders' equity was 8.99 and 8.97 percent of total assets as of June 30, 2007, and December 31, 2006, respectively. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at June 30, 2007.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios as of:
	Adequately Capitalized	Well - Capitalized	June 30, 2007	December 31, 2006
Total risk-based capital
as % of risk-weighted assets
Consolidated	8.0%	n/a	11.3%	11.2%
West Bank	8.0%	10.0%	10.9%	11.8%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	10.5%	10.4%
West Bank	4.0%	6.0%	9.1%	9.0%
Tier 1 capital as % average assets
Consolidated	4.0%	n/a	8.6%	8.5%
West Bank	4.0%	5.0%	7.5%	7.3%

On April 18, 2007, the Company’s Board of Directors authorized $5 million to be used during the following 12 months for the buy-back of Company common stock. No repurchases took place during the six months ended June 30, 2007, under the current or previous authorizations.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 9, 2007, and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2006. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2007 changed relative to 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading “Market Risk Management” is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) as of the end of the period covered by this report was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2007, there were no purchases of the Company’s common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 18, 2007, or the previous stock buy-back plan approved in April 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on April 19, 2007. The record date for determination of shareholders entitled to vote at the meeting was February 15, 2007. There were 17,536,682 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 16,477,774 shares or approximately 94 percent of the outstanding shares, were represented in person or by proxy, which constituted a quorum. The following proposal was voted on at the meeting:

Proposal I - Election of Directors

Ten directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

		Vote
	For	Withheld
Frank W. Berlin	16,397,538	80,236
Wendy L. Carlson	16,397,213	80,561
Steven G. Chapman	16,394,870	82,904
Michael A. Coppola	15,350,466	1,127,308
Orville E. Crowley	16,397,538	80,236
George D. Milligan	16,367,747	110,027
Robert G. Pulver	16,393,548	84,226
Thomas E. Stanberry	16,398,325	79,449
Jack G. Wahlig	16,352,304	125,470
Connie Wimer	16,343,371	134,403

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits

3.1	Restated Articles of Incorporation of the Company(1)

3.2	By-laws of the Company(1)

10.1	Lease for Main Bank Facility(1)

10.2	Supplemental Agreement to Lease for Main Bank Facility(1)

10.3	Short-term Lease related to Main Bank Facility(1)

10.4	Assignment(1)

10.5	Lease Modification Agreement No. 1 for Main Bank Facility(1)

10.6	Memorandum of Real Estate Contract(1)

10.7	Affidavit(1)

10.8	Addendum to Lease for Main Bank Facility(1)

10.9	Data Processing Contract(1)

10.10	Employment Contract(1)

10.11	Intentionally omitted

10.12	Data Processing Contract Amendment(2)

10.13	Intentionally omitted

10.14	Intentionally omitted

10.15	The Employee Savings and Stock Ownership Plan, as amended(3)

10.16	Amendment to Lease Agreement(4)

10.17	Employment Agreement with Scott Eltjes(4)

10.18	Consulting Agreement with David L. Miller(6)

10.19	West Bancorporation, Inc. Restricted Stock Compensation Plan(5)

10.20	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen(7)

10.21	Assignment and Assumption of Lease and Consent to Assignment(8)

10.22	2007 Amendment to Lease Agreement(9)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

(2)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

(3)	Incorporated herein by reference to the related exhibit filed with the Form S-8 on October 29, 2004.

(4)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 3, 2005.

(5)	Incorporated herein by reference to the definitive proxy statement 14A filed on March 10, 2005.

(6)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 6, 2005.

(7)	Incorporated herein by reference to the related exhibit filed with the Form 8-K on February 22, 2006.

(8)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 8, 2006.

(9)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

August 3, 2007	By:	/s/ Thomas E. Stanberry
Dated		Thomas E. Stanberry
Chairman, President and Chief Executive Officer

August 3, 2007	By:	/s/ Douglas R. Gulling
Dated		Douglas R. Gulling
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002