Form 10-Q
period 2007-09-30
WEST BANCORPORATION INC
filed 2007-11-02
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Yes ☒ No☐

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

Yes ☐ No ☒

As of November 2, 2007, there were 17,536,682 shares of common stock, no par value outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
(in thousands, except per share data)
Assets
Cash and due from banks	$28,857	$35,063
Federal funds sold and other short-term investments	5,957	615
Cash and cash equivalents	34,814	35,678
Securities available for sale	242,260	256,731
Federal Home Loan Bank stock, at cost	8,176	4,847
Total securities	250,436	261,578
Loans	943,393	904,422
Allowance for loan losses	(8,905)	(8,494)
Loans, net	934,488	895,928
Premises and equipment, net	5,309	5,375
Accrued interest receivable	9,378	8,587
Goodwill	24,930	24,930
Other intangible assets	2,345	2,987
Bank-owned life insurance	23,617	22,956
Other assets	11,911	10,517
Total assets	$1,297,228	$1,268,536

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Non-interest bearing demand	$177,991	$203,964
Interest-bearing demand	69,365	57,605
Savings	219,742	234,240
Time, in excess of $100,000	172,463	256,105
Other time	218,657	173,420
Total deposits	858,218	925,334
Federal funds purchased and securities sold under agreements to repurchase	131,072	109,346
Other short-term borrowings	50,674	1,929
Accrued expenses and other liabilities	13,350	12,096
Subordinated notes	20,619	20,619
Long-term borrowings	103,250	85,400
Total liabilities	1,177,183	1,154,724
Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares; 17,536,682 shares issued and outstanding	3,000	3,000
Additional paid-in capital	32,000	32,000
Retained earnings	86,498	80,397
Accumulated other comprehensive loss	(1,453)	(1,585)
Total stockholders' equity	120,045	113,812
Total liabilities and stockholders' equity	$1,297,228	$1,268,536

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans, including fees	$17,730	$17,505	$52,766	$50,004
Securities:
Government agencies and corporations	1,468	1,523	4,455	4,541
States and political subdivisions	923	1,044	2,829	3,116
Other	393	396	1,170	1,122
Federal funds sold and other short-term investments	122	288	682	633
Total interest income	20,636	20,756	61,902	59,416
Interest expense:
Demand deposits	584	128	1,361	264
Savings deposits	1,761	1,898	5,317	5,530
Time deposits	5,306	6,927	16,228	17,916
Federal funds purchased and securities sold under agreements to repurchase	1,597	855	5,052	2,613
Other short-term borrowings	144	8	215	34
Subordinated notes	371	371	1,101	1,101
Long-term borrowings	1,220	847	3,876	2,856
Total interest expense	10,983	11,034	33,150	30,314
Net interest income	9,653	9,722	28,752	29,102
Provision for loan losses	500	450	1,150	1,350
Net interest income after provision for loan losses	9,153	9,272	27,602	27,752
Noninterest income:
Service charges on deposit accounts	1,244	1,371	3,583	3,492
Trust services	195	208	564	571
Investment advisory fees	1,968	2,003	5,970	6,364
Increase in cash value of bank-owned life insurance	226	215	661	637
Net realized gains (losses) from sales of securities available for sale	11	(3)	2	(147)
Other income	405	356	1,174	1,074
Total noninterest income	4,049	4,150	11,954	11,991
Noninterest expense:
Salaries and employee benefits	3,354	3,323	10,325	10,490
Occupancy	879	826	2,710	2,548
Data processing	472	448	1,412	1,433
Other expenses	1,431	1,500	4,051	4,120
Total noninterest expense	6,136	6,097	18,498	18,591
Income before income taxes	7,066	7,325	21,058	21,152
Income taxes	2,119	2,348	6,540	6,748
Net income	$4,947	$4,977	$14,518	$14,404
Earnings per share, basic	$0.28	$0.28	$0.83	$0.82
Cash dividends per share	$0.160	$0.160	$0.480	$0.465

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006
Common stock:
Beginning of year balance	$3,000	$3,000
End of period balance	3,000	3,000
Additional paid-in capital:
Beginning of year balance	32,000	32,000
End of period balance	32,000	32,000
Retained earnings:
Beginning of year balance	80,397	71,951
Net income	14,518	14,404
Dividends on common stock; per share amounts 2007 - $0.48 and 2006 - $0.465	(8,417)	(8,151)
Purchase of fractional shares resulting from stock dividend	-	(4)
End of period balance	86,498	78,200
Accumulated other comprehensive loss:
Beginning of year balance	(1,585)	(2,430)
Unrealized gains on securities, net of tax	132	236
End of period balance	(1,453)	(2,194)
Total stockholders' equity	$120,045	$111,006

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net Income	$14,518	$14,404
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	132	236
Comprehensive income	$14,650	$14,640

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$14,518	$14,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	1,350
Net amortization and accretion	1,120	963
Loss on disposition of fixed assets	35	11
Net (gains) losses from sales of securities available for sale	(2)	147
Net gains from sales of loans held for sale	(87)	(92)
Proceeds from sales of loans held for sale	8,944	8,526
Originations of loans held for sale	(9,862)	(8,734)
Increase in value of bank-owned life insurance	(661)	(637)
Depreciation	691	675
Deferred income taxes	64	(98)
Change in assets and liabilities:
Increase in accrued interest receivable	(791)	(2,010)
Increase in accrued expenses and other liabilities	1,254	2,475
Net cash provided by operating activities	16,373	16,980
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	19,092	22,122
Purchases of securities available for sale	(4,873)	(20,548)
Acquisition of Federal Home Loan Bank stock	(5,430)	(533)
Proceeds from redemption of Federal Home Loan Bank stock	2,100	965
Net increase in loans	(39,019)	(46,673)
Proceeds from sales of premises and equipment	29	68
Purchases of premises and equipment	(689)	(567)
Change in other assets	(1,235)	(1,628)
Net cash used in investing activities	(30,025)	(46,794)
Cash Flows from Financing Activities:
Net change in deposits	(67,116)	40,718
Net change in federal funds purchased and securities sold under agreements to repurchase	21,726	2,121
Net change in other short-term borrowings	48,745	(2,969)
Proceeds from long-term borrowings	30,000	-
Principal payments on long-term borrowings	(12,150)	(12,000)
Purchase of fractional shares resulting from stock dividend	-	(4)
Cash dividends	(8,417)	(8,151)
Net cash provided by financing activities	12,788	19,715
Net decrease in cash and cash equivalents	(864)	(10,099)
Cash and Cash Equivalents:
Beginning	35,678	40,665
End	$34,814	$30,566
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$32,877	$28,579
Income taxes	6,336	7,324

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1. Basis of Presentation

The accompanying consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, the consolidated statements of stockholders’ equity, comprehensive income, and cash flows for the nine months ended September 30, 2007 and 2006, and the consolidated balance sheets as of September 30, 2007 and December 31, 2006, include the accounts and transactions of the Company and its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of cash flows for the nine months ended September 30, 2007 and 2006, and the results of operations for the three and nine months ended September 30, 2007 and 2006.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings Per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The weighted average number of shares outstanding for the three months ended September 30, 2007 and 2006, was 17,536,682 and 17,536,765, respectively, and the weighted average number of shares outstanding for the nine months ended September 30, 2007 and 2006, was 17,536,682 and 17,536,878, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those loans recorded on the balance sheet. For additional information on credit extension commitments see Note 13 of the Company’s 2006 consolidated financial statements. The Company’s commitments as of the dates shown are approximately as follows:

	September 30, 2007	December 31, 2006
Commitments to extend credit	$313,007	$262,717
Standby letters of credit	21,906	22,301
	$334,913	$285,018

4. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company’s primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities and fees for trust services. The banking segment includes West Bank and the Company, and related elimination entries between the two, as the holding company’s operation is similar to the bank. The investment advisory segment consists of WB Capital Management Inc., and generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments and public entities. Selected financial information on the Company’s segments is presented below for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007 Segments				2006 Segments
	Banking	Investment Advisory	Other	Consolidated	Banking	Investment Advisory	Other	Consolidated
Interest income	$20,636	$-	$-	$20,636	$20,756	$-	$-	$20,756
Interest expense	10,983	-	-	10,983	11,026	8	-	11,034
Net interest income	9,653	-	-	9,653	9,730	(8)	-	9,722
Provision for loan losses	500	-	-	500	450	-	-	450
Net interest income after provision for loan losses	9,153	-	-	9,153	9,280	(8)	-	9,272
Noninterest income	2,080	2,015	(46)	4,049	2,148	2,061	(59)	4,150
Noninterest expense	4,487	1,695	(46)	6,136	4,278	1,878	(59)	6,097
Income before income taxes	6,746	320	-	7,066	7,150	175	-	7,325
Income taxes	1,985	134	-	2,119	2,275	73	-	2,348
Net income	$4,761	$186	$-	$4,947	$4,875	$102	$-	$4,977

Depreciation and amortization	$224	$223	$-	$447	$200	$246	$-	$446

	Nine months ended September 30,
	2007 Segments				2006 Segments
	Banking	Investment Advisory	Other	Consolidated	Banking	Investment Advisory	Other	Consolidated
Interest income	$61,902	$-	$-	$61,902	$59,418	$-	$(2)	$59,416
Interest expense	33,150	-	-	33,150	30,291	25	(2)	30,314
Net interest income	28,752	-	-	28,752	29,127	(25)	-	29,102
Provision for loan losses	1,150	-	-	1,150	1,350	-	-	1,350
Net interest income after provision for loan losses	27,602	-	-	27,602	27,777	(25)	-	27,752
Noninterest income	5,968	6,140	(154)	11,954	5,627	6,527	(163)	11,991
Noninterest expense	13,163	5,489	(154)	18,498	12,940	5,814	(163)	18,591
Income before income taxes	20,407	651	-	21,058	20,464	688	-	21,152
Income taxes	6,270	270	-	6,540	6,464	284	-	6,748
Net income	$14,137	$381	$-	$14,518	$14,000	$404	$-	$14,404

Depreciation and amortization	$645	$688	$-	$1,333	$595	$743	$-	$1,338
Goodwill	$13,376	$11,554	$-	$24,930	$13,376	$9,869	$-	$23,245
Total assets	$1,282,997	$14,338	$(107)	$1,297,228	$1,268,060	$14,241	$(682)	$1,281,619

5. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the nine months ended September 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by Federal and Iowa taxing authorities.

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

8. Critical Accounting Policies

Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market area and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(dollars in thousands)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including its wholly-owned subsidiaries West Bank and WB Capital Management Inc. (“WB Capital”). Consolidated results of operations for the three and nine months ended September 30, 2007, are compared to the results for the same periods in 2006, and the consolidated financial condition of the Company at September 30, 2007, is compared to the December 31, 2006 position.

Net income for the three months ended September 30, 2007, declined slightly to $4,947 compared to $4,977 for the same period in 2006. The decline resulted from the combination of slightly lower net interest income, an increase in provision for loan losses, lower service charge income and slightly higher noninterest expense. Offsetting these reductions in income before taxes was a lower effective income tax rate for the three months ended September 30, 2007 compared to the same period in 2006. The effective income tax rate for 2007 was lower than in the same period of 2006 as the result of recognizing a Federal tax credit,

For the first nine months of 2007, net income increased to $14,518, or $0.83 per share, compared to $14,404, or $0.82 per share for the first nine months of 2006. The annualized return on average assets was 1.48 percent for both periods. The annualized return on average equity was 16.81 percent for the first nine months of 2007 compared to 18.16 percent for the first nine months of 2006. Net interest income for the first nine months of 2007 was $350 lower than the previous year primarily as a result of rates paid on deposits increasing faster than the yield on earning assets. Year-to-date provision for loan losses declined $200 compared to the prior year.

Year-to-date noninterest income was slightly lower than last year as an increase in service charges and net realized gains from sales of securities were offset by a decline in revenue from investment advisory fees. Realized gains on the sale of investment securities totaled $2 in the first nine months of 2007 compared to realized losses of $147 during the first nine months of 2006.

Year-to-date noninterest expense for the nine months ended September 30, 2007, was $93 lower than the prior year. Reductions in salaries and benefits and gains from the sale of other real estate owned were partially offset by increased occupancy costs.

WB Capital’s year-to-date net income was $381 for the nine months ended September 30, 2007, slightly lower than the $404 reported for the same period in 2006. Revenues were lower than a year ago because of a decision to reduce the fees on the Vintage mutual funds and a lower level of assets under management in certain categories. Operating expenses at WB Capital were $325 lower during the first nine months of 2007 compared to the same 2006 period.

The Company has explored banking opportunities in areas of the country which are growing faster than our Iowa markets. The Board of Directors decided to investigate the greater Phoenix, Arizona metropolitan area. The Company will take a deliberate approach by first identifying an experienced leader in this market and then selecting locations.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2007, compared with the same periods in 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	Change-%	2007	2006	Change	Change-%
Net income	$4,947	$4,977	$(30)	-0.6%	$14,518	$14,404	$114	0.8%
Average assets	1,295,973	1,315,308	(19,335)	-1.5%	1,308,022	1,301,735	6,287	0.5%
Average stockholders' equity	117,111	107,893	9,218	8.5%	115,451	106,042	9,409	8.9%

Return on assets	1.51%	1.50%	0.01%		1.48%	1.48%	0.00%

Return on equity	16.76%	18.30%	-1.54%		16.81%	18.16%	-1.35%

Efficiency ratio	43.60%	42.60%	1.00%		44.17%	43.70%	0.47%

Dividend payout ratio	57.07%	56.38%	0.69%		57.98%	56.59%	1.39%

Equity to assets ratio	9.04%	8.20%	0.84%		8.83%	8.15%	0.68%

Definitions of ratios:

Return on assets – annualized net income divided by average assets.
Return on equity – annualized net income divided by average stockholders’ equity.
Efficiency ratio – noninterest expense divided by noninterest income (excluding net securities gains) plus taxable equivalent net interest income.
Dividend payout ratio – dividends paid divided by net income.
Equity to assets ratio – average equity divided by average assets.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities. Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2007	2006	Change	Change-%	2007	2006	Change	Change-%	2007	2006	Change
Interest-earning assets:
Loans:
Commercial	$355,937	$356,155	$(218)	-0.06%	$7,141	$7,073	$68	0.96%	7.96%	7.88%	0.08%
Real estate	570,807	561,843	8,964	1.60%	10,430	10,249	181	1.77%	7.25%	7.24%	0.01%
Consumer and other	13,864	14,982	(1,118)	-7.46%	243	273	(30)	-10.99%	6.95%	7.23%	-0.28%
Total loans	940,608	932,980	7,628	0.82%	17,814	17,595	219	1.24%	7.51%	7.48%	0.03%

Investment securities:
Taxable	165,673	171,401	(5,728)	-3.34%	1,955	2,008	(53)	-2.64%	4.72%	4.69%	0.03%
Tax-exempt	84,987	98,891	(13,904)	-14.06%	1,129	1,302	(173)	-13.29%	5.31%	5.26%	0.05%
Total investment securities	250,660	270,292	(19,632)	-7.26%	3,084	3,310	(226)	-6.83%	4.92%	4.90%	0.02%

Federal funds sold and short-term investments	9,436	21,006	(11,570)	-55.08%	122	288	(166)	-57.64%	5.16%	5.43%	-0.27%
Total interest-earning assets	$1,200,704	$1,224,278	$(23,574)	-1.93%	21,020	21,193	(173)	-0.82%	6.95%	6.87%	0.08%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$307,868	$299,936	$7,932	2.64%	2,345	2,026	319	15.75%	3.02%	2.68%	0.34%
Time deposits	413,175	553,475	(140,300)	-25.35%	5,306	6,927	(1,621)	-23.40%	5.10%	4.96%	0.14%
Total deposits	721,043	853,411	(132,368)	-15.51%	7,651	8,953	(1,302)	-14.54%	4.21%	4.16%	0.05%
Other borrowed funds	263,355	160,559	102,796	64.02%	3,332	2,081	1,251	60.12%	5.02%	5.14%	-0.12%
Total interest-bearing liabilities	$984,398	$1,013,970	$(29,572)	-2.92%	10,983	11,034	(51)	-0.46%	4.43%	4.32%	0.11%

Tax-equivalent net interest income					$10,037	$10,159	$(122)	-1.20%
Net interest spread									2.52%	2.55%	-0.03%
Net interest margin									3.32%	3.29%	0.03%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2007	2006	Change	Change-%	2007	2006	Change	Change-%	2007	2006	Change
Interest-earning assets:
Loans:
Commercial	$347,645	$344,893	$2,752	0.80%	$20,741	$19,692	$1,049	5.33%	7.98%	7.63%	0.35%
Real estate	576,368	562,197	14,171	2.52%	31,503	29,826	1,677	5.62%	7.31%	7.09%	0.22%
Consumer and other	14,283	14,362	(79)	-0.55%	779	744	35	4.70%	7.29%	6.93%	0.36%
Total loans	938,296	921,452	16,844	1.83%	53,023	50,262	2,761	5.49%	7.56%	7.29%	0.27%

Investment securities:
Taxable	168,505	172,872	(4,367)	-2.53%	5,911	5,929	(18)	-0.30%	4.68%	4.57%	0.11%
Tax-exempt	87,716	99,388	(11,672)	-11.74%	3,460	3,899	(439)	-11.26%	5.26%	5.23%	0.03%
Total investment securities	256,221	272,260	(16,039)	-5.89%	9,371	9,828	(457)	-4.65%	4.88%	4.81%	0.07%

Federal funds sold and short-term investments	17,394	16,525	869	5.26%	682	633	49	7.74%	5.24%	5.12%	0.12%
Total interest-earning assets	$1,211,911	$1,210,237	$1,674	0.14%	63,076	60,723	2,353	3.87%	6.96%	6.71%	0.25%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$301,168	$309,274	$(8,106)	-2.62%	6,678	5,794	884	15.26%	2.96%	2.50%	0.46%
Time deposits	426,217	515,493	(89,276)	-17.32%	16,228	17,916	(1,688)	-9.42%	5.09%	4.65%	0.44%
Total deposits	727,385	824,767	(97,382)	-11.81%	22,906	23,710	(804)	-3.39%	4.21%	3.84%	0.37%
Other borrowed funds	270,226	174,581	95,645	54.79%	10,244	6,604	3,640	55.12%	5.07%	5.06%	0.01%
Total interest-bearing liabilities	$997,611	$999,348	$(1,737)	-0.17%	33,150	30,314	2,836	9.36%	4.44%	4.06%	0.38%

Tax-equivalent net interest income					$29,926	$30,409	$(483)	-1.59%
Net interest spread									2.52%	2.65%	-0.13%
Net interest margin									3.30%	3.36%	-0.06%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the third quarter of 2007 was 3.32 percent, a 3 basis point increase compared to the same quarter last year and a 1 basis point decline from the second quarter of 2007.

The Company’s tax-equivalent net interest income for the nine months ended September 30, 2007, declined $483 compared to the nine months ended September 30, 2006. The net interest margin for the first nine months of 2007 declined to 3.30 percent compared to 3.36 percent for the same period in 2006. The relatively flat yield curve, where short-term interest rates are not significantly lower than long-term rates, continued to negatively impact the net interest margin. In addition, the Federal Reserve reduced the federal funds rates by 50 basis points in late September 2007. This caused the first market change in prime rate since June 2006. West Bank’s prime interest rate was lowered accordingly. Approximately one half of the bank’s loan portfolio is priced on a variable basis using the prime rate benchmark. Interest rates paid on deposits generally decline more gradually.

Taxable-equivalent interest income and fees on loans increased $2.8 million in the first nine months of 2007 compared to the same period in 2006, due to the combination of a higher volume of outstanding loans and increasing yields. Average loans were $16.8 million higher than the first nine months of 2006 and the average yield on loans increased to 7.56 percent for the first nine months of 2007, compared to 7.29 percent for the same period in 2006. The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Loan pricing in the Company’s market areas remains very competitive.

Through September 30, 2007, the average balance of investment securities was $16.0 million lower than in the first nine months of 2006, while the yield increased 7 basis points. There have been minimal purchases of investment securities during the first nine months of 2007 as yields on short-term investments have approximated those of longer-term investment securities.

The average rate paid on deposits for the first nine months of 2007 increased to 4.21 percent from 3.84 percent for the same period last year. This increase is primarily the result of an increase in market interest rates and the shift in funds from money market and savings accounts to a market rate interest-bearing checking account and certificates of deposits. Clients have made these transfers to maximize earnings. The reduction in average time deposits in the first nine months of 2007 compared to the same period in 2006 was primarily due to using fewer wholesale certificates of deposit as a source of funding loan growth.

The average rate paid on other borrowings increased only one basis point compared to the first nine months of 2006. The average balance of borrowings for the first nine months of 2007 was $95.6 million higher than a year ago and the mix of borrowings has changed significantly since last year. Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $58.2 million more than in the first nine months of 2006. The average rate paid on those additional borrowings increased 46 basis points in 2007 compared to the first nine months of 2006. Average long-term borrowings increased $33.0 million, while the rates paid on those additional borrowings declined 34 basis points compared to 2006.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the Allowance for Loan Losses for the three and nine months ended September 30, 2007 and 2006, as well as common ratios related to the allowance for loan losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Balance at beginning of period	$8,779	$8,440	$339	$8,494	$7,615	$879
Charge-offs	(390)	(721)	331	(876)	(821)	(55)
Recoveries	16	9	7	137	34	103
Net charge-offs	(374)	(712)	338	(739)	(787)	48
Provision charged to operations	500	450	50	1,150	1,350	(200)
Balance at end of period	$8,905	$8,178	$727	$8,905	$8,178	$727

Average loans outstanding	$940,608	$932,980	$7,628	$938,296	$921,452	$16,844

Ratio of net charge-offs during the period to average loans outstanding	0.04%	0.08%		0.08%	0.09%
Ratio of allowance for loan losses to average loans outstanding	0.95%	0.88%		0.95%	0.89%

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

Net charge-offs during the first nine months of 2007 were $48 lower than in the same period in 2006. The majority of the charge-offs were for 1-4 family real estate and commercial loans. One commercial loan accounted for $333 of the third quarter 2007 charge-offs. The net charge-off ratio for the nine months ended September 30, 2007, was 0.08 percent compared to 0.09 percent for the nine months ended September 30, 2006. Management considers this ratio to be good when compared to West Bank’s peers which had net charge-offs averaging 0.13 percent for the first half of 2007 according to the June 2007 Bank Holding Company Performance Report prepared by the Federal Reserve Board’s Division of Banking Supervision and Regulation. Significant efforts continue to be made to maximize recoveries.

The allowance for loan losses represented 915 percent of non-accrual loans and loans past due more than 90 days at September 30, 2007, compared to 1,307 percent at December 31, 2006. The ratio has declined due to the increase in non-accrual loans.

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

There has been a significant amount of publicity in the national media regarding sub-prime single-family mortgages and increases in foreclosure rates. West Bank has not and does not originate sub-prime single-family mortgages. In addition, West Bank does not directly invest in sub-prime mortgages in its investment portfolio and the amount, if any, of sub-prime mortgages securing mortgage backed securities owned by West Bank is not a material amount of the investment portfolio. While the foreclosure rate in Iowa has been increasing, the Company does not expect this to have a material impact on its operations. For several years, the majority of mortgage loans originated by West Bank have been sold in the secondary market and not retained on the Company’s books. West Bank has owned a portfolio of single-family loans for several years that may from time to time result in foreclosures, but the number of foreclosures is not expected to be material.

West Bank does have a significant portion of its loan portfolio in construction and commercial real estate loans. The slowdown in the real estate market has resulted in fewer new loans in these categories. West Bank believes these loans are adequately secured but it is difficult to predict the consequences from any further downturn in the real estate market. See also the discussion of nonperforming assets later in this report.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent significant variances are shown.

	Three Months Ended September 30,
	2007	2006	Change	Change-%
Noninterest income:
Service charges on deposit accounts	$1,244	$1,371	$(127)	-9.26%
Trust services	195	208	(13)	-6.25%
Investment advisory fees	1,968	2,003	(35)	-1.75%
Increase in cash value of bank-owned life insurance	226	215	11	5.12%
Net realized gains (losses) from sales of securities	11	(3)	14	466.67%
Other:
Debit card usage fees	89	55	34	61.82%
Check printing fees	32	33	(1)	-3.03%
Visa/Mastercard income	45	46	(1)	-2.17%
Gain on sale of residential mortgages	49	28	21	75.00%
Other loan fees	8	10	(2)	-20.00%
All other	182	184	(2)	-1.09%
Total other	405	356	49	13.76%
Total noninterest income	$4,049	$4,150	$(101)	-2.43%

	Nine Months Ended September 30,
	2007	2006	Change	Change-%
Noninterest income:
Service charges on deposit accounts	$3,583	$3,492	$91	2.61%
Trust services	564	571	(7)	-1.23%
Investment advisory fees	5,970	6,364	(394)	-6.19%
Increase in cash value of bank-owned life insurance	661	637	24	3.77%
Net realized gains (losses) from sales of securities	2	(147)	149	101.36%
Other:
Debit card usage fees	258	167	91	54.49%
Check printing fees	99	116	(17)	-14.66%
Visa/Mastercard income	152	121	31	25.62%
Gain on sale of residential mortgages	87	57	30	52.63%
Other loan fees	18	55	(37)	-67.27%
All other	560	558	2	0.36%
Total other	1,174	1,074	100	9.31%
Total noninterest income	$11,954	$11,991	$(37)	-0.31%

Year-to-date service charges on deposit accounts increased primarily because of implementing pricing changes for return check charges in the third quarter of 2006. However, return check charges have declined in the third quarter of 2007 compared to the same quarter of last year, as some customers are more closely monitoring their account balances.

Investment advisory fees are fees earned by WB Capital. The decline in investment advisory fees in 2007 compared to 2006 was due to a reduction in certain fee schedules and a lower level of assets under management in certain categories.

The Company recognized losses from the sale of investment securities in the first nine months of 2006 as lower yielding investments were sold with the proceeds being reinvested at higher yields. Through September 30, 2007, debit card usage fees continued to increase as a result of higher usage of this convenient payment method. Meanwhile, check printing income declined as customers continue to increase utilization of all forms of electronic payments, thus reducing the frequency of ordering checks. Year-to-date revenue from Visa/MasterCard increased as a result of the fees earned on an additional volume of cards issued, along with a rate increase in July 2006 on lower performing merchants. The volume of originations of residential mortgages sold into the secondary market has begun to increase because one staff member has been assigned full-time to this line of business since May 2007 As a result, the average income per residential loan increased approximately 22 basis points in the first nine months of 2007 compared to the prior year. Year-to-date other loan fees are lower than in 2006 as the prior year included a one-time fee for the origination of a loan on behalf of an insurance company.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended September 30,
	2007	2006	Change	Change-%
Noninterest expense:
Salaries and employee benefits	$3,354	$3,323	$31	0.93%
Occupancy	879	826	53	6.42%
Data processing	472	448	24	5.36%
Other:
Insurance	72	64	8	12.50%
Marketing	86	164	(78)	-47.56%
Business development	77	75	2	2.67%
Professional fees	169	257	(88)	-34.24%
Director fees	69	37	32	86.49%
Recruitment fees	77	18	59	327.78%
Loss on disposal of fixed assets	7	-	7	N/A
Other real estate owned expense	(22)	2	(24)	-1200.00%
Intangible amortization	214	221	(7)	-3.17%
All other	682	662	20	3.02%
Total other	1,431	1,500	(69)	-4.60%
Total noninterest expense	$6,136	$6,097	$39	0.64%

	Nine Months Ended September 30,
	2007	2006	Change	Change-%
Noninterest expense:
Salaries and employee benefits	$10,325	$10,490	$(165)	-1.57%
Occupancy	2,710	2,548	162	6.36%
Data processing	1,412	1,433	(21)	-1.47%
Other:
Insurance	211	185	26	14.05%
Marketing	344	370	(26)	-7.03%
Business development	275	236	39	16.53%
Professional fees	526	596	(70)	-11.74%
Director fees	188	112	76	67.86%
Recruitment fees	77	37	40	108.11%
Loss on disposal of fixed assets	50	-	50	N/A
Other real estate owned expense	(266)	(5)	(261)	5220.00%
Intangible amortization	642	663	(21)	-3.17%
All other	2,004	1,926	78	4.05%
Total other	4,051	4,120	(69)	-1.67%
Total noninterest expense	$18,498	$18,591	$(93)	-0.50%

The decline in year-to-date salaries and benefits resulted from a reduction in full-time equivalent employees due to certain positions that were eliminated and other positions experiencing turnover, and a reduction in certain benefit expenses. Several business development staff members were hired prior to the end of September 2007.

Year-to-date occupancy expenses were higher in 2007 due to the relocation of one of the Des Moines metropolitan branches to a rented facility in a higher traffic location during the third quarter of 2006 and additional space rented for certain West Bank operational departments. The Company continues to market excess space available in the facility in which WB Capital is located in West Des Moines. There were savings realized by relocating the Cedar Rapids office of WB Capital to the Coralville bank office during the second quarter of 2007.

Marketing expenses in 2007 have been lower than during the first nine months of 2006 due to the timing of several initiatives which are in process. Business development costs during the same time period increased due to continued efforts to increase and expand current and new customer relationships.

Year-to-date insurance expense increased as the Company’s director’s and officer’s policy renewed in the third quarter of 2007 at a premium which was significantly higher than at the renewal date three years ago. Professional fees declined in the first nine months of 2007 due to lower legal fees and 2006 expense included acquisition costs of Investors Management Group. Legal fees in 2006 were higher because of one non-accrual loan and the cost of defending a lawsuit which was dismissed in the fourth quarter of 2006.

Director fees increased for the nine months ended September 30, 2007, compared to the same period in 2006 as the result of an increase in quarterly retainer and meeting fees. In the current tight job market, recruitment fees were paid to executive search firms in the third quarter of 2007 related to the hiring of several business development personnel. The loss on disposal of fixed assets in 2007 is primarily related to relocating the Cedar Rapids office of WB Capital. Other real estate owned expense has declined as a result of selling several other real estate properties at gains. One sale of farmland in eastern Iowa resulted in a gain of $272, of which $22 was recorded in the third quarter of 2007.

Income Tax Expense

The Company incurred income tax expense of $6.5 million for the nine months ended September 30, 2007, compared to $6.7 million for the nine months ended September 30, 2006. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2007 and 2006, were 31.1 and 31.9 percent, respectively. The lower effective rate in 2007 is primarily due to West Bank investing in a qualified community development entity which qualified for a Federal New Market Tax credit. The reduction in tax expense for the third quarter of 2007 for this credit was $163 and an additional $54 will be recognized in the fourth quarter.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the nine months ended September 30, 2007.

FINANCIAL CONDITION

Total assets approximated $1.3 billion as of September 30, 2007, and December 31, 2006. The 2.3 percent increase was primarily due to increased loan volumes.

Investment Securities

Investment securities available for sale declined approximately $14.5 million from December 31, 2006, to $242.3 million. The decline was primarily the result of maturities within the portfolio. On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of September 30, 2007, existing unrealized losses are considered to be temporary in nature due to market interest rate fluctuations and accordingly, no impairment adjustment has been recorded.

Loans and Non-performing Assets

Loans outstanding increased approximately $39 million from December 31, 2006, to September 30, 2007. The increase was primarily attributable to growth in commercial and commercial real estate construction loans. Offsetting these increases was a decline of approximately $12 million in residential construction loans as that market has softened. West Bank has new loans in process which should result in similar loan growth in the fourth quarter of 2007.

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items.

	September 30, 2007	December 31, 2006	Change
Non-accrual loans	$880	$495	$385
Loans past due 90 days and still accruing interest	93	155	(62)
Total non-performing loans	973	650	323
Other real estate owned	325	2,002	(1,677)
Total non-performing assets	$1,298	$2,652	$(1,354)

Non-performing loans to total loans	0.10%	0.07%	0.03%
Non-performing assets to total loans	0.14%	0.29%	-0.15%
Non-performing assets to total assets	0.10%	0.21%	-0.11%

Total non-performing assets have declined 51 percent since the end of 2006. The balance of loans in non-accrual status grew to $880 at September 30, 2007, from $605 at June 30, 2007, and consisted of loans to nine different borrowers. One loan accounted for $333 of the increase in non-accrual loans from the balance of $495 at December 31, 2006. Other real estate owned declined significantly since December 31, 2006, as a result of selling farmland in the second quarter of 2007 which had a carrying value of $1.6 million.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses.”

Deposits

Total deposits were $858 million as of September 30, 2007, a decline of 7.3 percent compared to December 31, 2006 balances. The savings category of deposits which includes money market accounts, which are liquid accounts and therefore pay relatively lower interest rates, declined approximately $14.5 million compared to the end of the prior year. A portion of those funds moved into the time certificates of deposit category as customers attempted to increase interest earned on those funds. Other time deposits increased $45.2 million in 2007 primarily due to an increase in the level of brokered certificates of deposit. Time deposits in excess of $100,000 declined $83.6 million in 2007 as West Bank reduced its reliance on public unit deposit funding and increased its borrowings as described below.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $131.1 million at September 30, 2007, up from $109.3 million at December 31, 2006. The increase was primarily in federal funds purchased, which includes funds sold to West Bank by approximately 25 banks throughout Iowa as part of the correspondent bank services provided by West Bank. The balance of federal funds purchased from correspondent banks throughout Iowa will fluctuate depending upon the loan demand and investment strategy of those banks. The amount of funds sold to West Bank by these banks is at a higher level than has been the case at this time of year in prior years. West Bank also purchases federal funds from regional and national correspondent banks as necessary for short-term liquidity needs. The balance of other short-term borrowings consisted of a $50 million one-week advance from the Federal Home Loan Bank of Des Moines (“FHLB”) and Treasury, Tax and Loan option notes. The rate on the FHLB advance was approximately 66 basis points lower than the rate charged by regional and national correspondent banks at that date. Long-term borrowings increased $17.9 million compared to December 31, 2006, as the result of debt repayments which were offset by a January 2007 10-year FHLB advance of $30 million, which has a rate of 4.32 percent. The FHLB advance is callable after three years.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits, which include demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $34.8 million as of September 30, 2007, compared with $35.7 million as of December 31, 2006. Securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s interest rate risk position. West Bank had additional borrowing capacity available from the FHLB of approximately $56.8 million at September 30, 2007, and the Company has a $2.5 million unsecured line of credit through a large regional correspondent bank. In addition, West Bank has $95 million available through unsecured federal funds lines of credit with correspondent banks. West Bank had borrowed $18.2 million on those lines of credit at September 30, 2007. The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at September 30, 2007.

The Company’s total stockholders’ equity increased to $120.0 million at September 30, 2007, from $113.8 million at December 31, 2006. Total equity increased due to earnings, less dividend payments equal to approximately 58 percent of year-to-date earnings, and a reduction in accumulated other comprehensive loss due to improvements in market values of investment securities held for sale. Total stockholders' equity was 9.25 and 8.97 percent of total assets as of September 30, 2007, and December 31, 2006, respectively. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at September 30, 2007.

	Regulatory
	requirements to be:		Actual Regulatory
	Adequately	Well-	Capital Ratios as of:
	Capitalized	Capitalized	September 30, 2007	December 31, 2006
Total risk-based capital as % of risk-weighted assets:
Consolidated	8.0%	n/a	11.5%	11.2%
West Bank	8.0%	10.0%	11.0%	11.8%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	10.6%	10.4%
West Bank	4.0%	6.0%	9.3%	9.0%
Tier 1 capital as % average assets:
Consolidated	4.0%	n/a	9.0%	8.5%
West Bank	4.0%	5.0%	7.8%	7.3%

On April 18, 2007, the Company’s Board of Directors authorized $5 million to be used during the following 12 months for the buy-back of Company common stock. No repurchases took place during the nine months ended September 30, 2007, under the current or previous authorizations.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 9, 2007 and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2006. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2007 changed when compared to 2006.

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

Part II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2007, there were no purchases of the Company’s common shares under the $5 million stock buy-back plan approved by the Board of Directors on April 18, 2007, or the previous stock buy-back plan approved in April 2006.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits
3.1	Restated Articles of Incorporation of the Company(1)
3.2	By-laws of the Company(1)
10.1	Lease for Main Bank Facility(1)
10.2	Supplemental Agreement to Lease for Main Bank Facility(1)
10.3	Short-term Lease related to Main Bank Facility(1)
10.4	Assignment(1)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility(1)
10.6	Memorandum of Real Estate Contract(1)
10.7	Affidavit(1)
10.8	Addendum to Lease for Main Bank Facility(1)
10.9	Data Processing Contract(1)
10.10	Employment Contract(1)
10.11	Intentionally omitted
10.12	Data Processing Contract Amendment(2)
10.13	Intentionally omitted
10.14	Intentionally omitted
10.15	The Employee Savings and Stock Ownership Plan, as amended(3)
10.16	Amendment to Lease Agreement(4)
10.17	Employment Agreement with Scott Eltjes(4)
10.18	Consulting Agreement with David L. Miller(6)
10.19	West Bancorporation, Inc. Restricted Stock Compensation Plan(5)
10.20	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen(7)
10.21	Assignment and Assumption of Lease and Consent to Assignment(8)
10.22	2007 Amendment to Lease Agreement (9)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.
(2)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.
(3)	Incorporated herein by reference to the related exhibit filed with the Form S-8 on October 29, 2004.
(4)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 3, 2005.
(5)	Incorporated herein by reference to the definitive proxy statement 14A filed on March 10, 2005.
(6)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 6, 2005.
(7)	Incorporated herein by reference to the related exhibit filed with the Form 8-K on February 22, 2006.
(8)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 8, 2006.
(9)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

November 2, 2007	By:	/s/ Thomas E. Stanberry
Date	Thomas E. Stanberry
Chairman, President and Chief Executive Officer

November 2, 2007	By:	/s/ Douglas R. Gulling
Date	Douglas R. Gulling
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