Form 10-K
period 2007-12-31
WEST BANCORPORATION INC
filed 2008-03-07
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code (515) 222-2300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $273,686,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 14, 2008.

17,403,882 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 2007 calendar year, which was filed on March 7, 2008, is incorporated by reference into Part I, Part II, and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 7, 2008, is incorporated by reference into Part II and Part III hereof to the extent indicated in such Part.

TABLE OF CONTENTS

	PART I
		PAGE
ITEM 1.	BUSINESS	3

ITEM 1A.	RISK FACTORS	10

ITEM 1B.	UNRESOLVED STAFF COMMENTS	12

ITEM 2.	PROPERTIES	12

ITEM 3.	LEGAL PROCEEDINGS	12

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13

ITEM 6.	SELECTED FINANCIAL DATA	14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	14

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	14

ITEM 9A.	CONTROLS AND PROCEDURES	14

ITEM 9B.	OTHER INFORMATION	14

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	15

ITEM 11.	EXECUTIVE COMPENSATION	17

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	17

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	INDEPENDENCE	17

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	17

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	17

PART I

ITEM 1. BUSINESS

GENERAL

West Bancorporation, Inc. (the “Company”) is an Iowa corporation and financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. The Company owns 100 percent of the stock of one state banking subsidiary, West Bank, and one registered investment advisory firm, WB Capital Management Inc. (“WB Capital”), as described below. All of West Bank’s operations are conducted primarily within the Des Moines and Iowa City, Iowa, metropolitan areas in the State of Iowa. The Company’s registered investment advisory firm’s operations are conducted primarily in the Des Moines and Coralville, Iowa, metropolitan areas, but they also have clients throughout the United States. The Company does not engage in any material business activities apart from its ownership of its banking and investment advisory subsidiaries. The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266, and its telephone number is (515) 222-2300. The Company’s website address is www.westbankiowa.com.

The Company was organized and incorporated on May 22, 1984, under the laws of the State of Iowa, to serve as a holding company for its principal banking subsidiary, West Bank, whose main office is located in West Des Moines, Iowa. For the year ended December 31, 2007, West Bank generated approximately 92 percent of the Company’s total revenue.

The principal sources of Company revenue are derived from: (1) interest and fees earned on loans made; (2) service charges on deposit accounts; (3) interest on fixed income securities; (4) trust fees; and (5) investment advisory fees.

West Bank’s lending activities consist primarily of short-term and medium-term commercial and real estate loans, business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans, and conventional and secondary market mortgage loan originations. West Bank also offers a variety of demand, savings and time deposits, merchant credit card processing, safe deposit boxes, wire transfers, debit cards, direct deposit of payroll and social security checks, automated teller machine access, trust services, and correspondent bank services.

The Company’s investment advisory subsidiary, WB Capital, was formed on October 1, 2003, and is a registered investment advisor.

Information regarding the Company’s operating segments appearing on pages 58 through 59 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

BANKING SUBSIDIARY

West Bank, West Des Moines, Iowa. West Bank is a state-chartered commercial bank whose deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”). It was organized in 1893. West Bank became a wholly-owned subsidiary of the Company in 1984. West Bank provides full-service banking to businesses and residents primarily in the Des Moines and Iowa City metropolitan areas, as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations, and who emphasize long-term customer relationships. West Bank conducts business from seven full-service offices within the Des Moines metropolitan area and three full-service offices in the Iowa City metropolitan area.

As of December 31, 2007, West Bank had capital of $114,328,000. West Bank had net income of $19,286,000 in 2007, $19,797,000 in 2006, and $19,670,000 in 2005. West Bank’s total assets as of December 31, 2007, 2006, and 2005 were $1,322,712,000, $1,250,740,000, and $1,224,010,000, respectively.

INVESTMENT ADVISORY SUBSIDIARY

WB Capital Management Inc., West Des Moines, Iowa. WB Capital is a registered investment advisor, regulated by the Securities and Exchange Commission, providing portfolio management services to individual investors, retirement plans, corporations, foundations, endowments, insurance companies, banks, political subdivisions, mutual funds, and other organizations. The subsidiary specializes in domestic equity and fixed income strategies and also provides customized strategies to meet specific investment objectives of clients.

As of December 31, 2007, WB Capital had approximately $4.5 billion in assets under management. For the years ended December 31, 2007, 2006, and 2005 net income was $568,000, $265,000, and $400,000, respectively.

BUSINESS STRATEGY AND OPERATIONS

The Company is a financial holding company serving primarily the Des Moines and Iowa City metropolitan areas. In 2005 through 2007, growth resulted from expanding existing relationships and acquiring new customer relationships. The Company’s business strategy is to emphasize strong personal and business relationships, and to provide products and services that meet the needs of its customers. The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals. To accomplish these goals, West Bank focuses on small- to medium-sized businesses that traditionally wish to develop an exclusive relationship with a single bank. West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

West Bank offers a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts, money market accounts, and time certificates of deposit. The transaction accounts and time certificates are tailored to the marketplace at competitive rates. In addition, West Bank offers retirement accounts such as Individual Retirement Accounts. The FDIC insures all deposit accounts up to the maximum amount set by law. West Bank’s focus is on providing services to small- to medium-sized businesses and to individuals who live and/or work within its market area. The Company does not believe that the loss of deposits of any one customer or of a few customers would have an adverse effect on West Bank’s operation or erode its core deposit base.

Loans are made to creditworthy borrowers regardless of their race, color, national origin or ancestry, religion, sex, age, marital status, sexual orientation, disability, veteran status, receipt of public assistance, or any other basis prohibited by law. West Bank intends to fulfill this commitment while maintaining prudent credit standards. In the course of fulfilling this obligation to meet the credit needs of the marketplace it serves, West Bank will consider each credit application without regard to the fact that the applicant may reside in a low to moderate income neighborhood, or to the geographic location of the residence, property, or business within the market area.

West Bank provides quality financial products and services, such as telephone and internet banking, remote deposit, and trust services that meet the banking needs of its customers and its market place. The loan programs and acceptance of certain loans may vary from time to time depending on the funds available and regulations governing the banking industry. West Bank offers all basic types of credit to its marketplace, including commercial, real estate, and consumer loans.

West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts, and agency accounts.

West Bank also earns fees from the origination of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

West Bank offers traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts (ACH) for various accounts.

West Bank offers correspondent bank services to community banks located primarily in Iowa. These services include the buying and selling of federal funds as well as purchases and sales of loan participations.

During 2007, West Bank worked with a local company named SmartyPig, LLC (“SmartyPig”) to develop the banking platform for an innovative, internet-based savings and rewards program developed by SmartyPig. West Bank will hold the deposit accounts for the SmartyPig programs. In return for its development efforts, West Bank acquired a 20 percent ownership interest in SmartyPig. SmartyPig is expected to publicly launch its programs in the first half of 2008. It is not currently possible to predict the amount of business that may develop as a result of this transaction.

In the last half of 2007, the Company stated it was planning to enter the Phoenix, Arizona market. The Company is still pursuing that objective, but is doing so in a very deliberate manner due to the slowdown in the economy in general and the real estate market in particular.

CREDIT MANAGEMENT

West Bank strives to achieve sound credit risk management by establishing uniform credit policies and underwriting criteria for its loan portfolio. West Bank diversifies the types of loans offered and is subject to regular credit examinations by regulators, annual external loan audits, internal loan reviews, and an annual internal review of large loans. West Bank attempts to identify potential problem loans early, charge off loans appropriately, and maintain an adequate allowance for loan losses. West Bank has established credit guidelines for the lending activities that include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans are normally based on loan-to-appraisal value ratios of not more than 80 percent and are secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than seven years from origination, with a maximum amortization period of 30 years. Projections and cash flows that demonstrate ability to service debt within the amortization period are required. Property and casualty insurance is required to protect West Bank’s collateral interests. A major risk factor for West Bank’s commercial real estate loan portfolio, as well as the other loan types described below, is the geographic concentration in the Des Moines and Iowa City metropolitan areas. Loans are generally guaranteed by the principal(s) of the customer.

Commercial Operating Lines - These loans are made to businesses with normal terms of up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity’s normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Loans are generally guaranteed by the principal(s).

Commercial Term Loans - These loans are made to businesses to finance equipment and other capital expenditures. Terms are generally the lesser of seven years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value is generally a maximum of 80 percent of the cost or value of the assets. Loans are normally guaranteed by the principal(s).

Construction Loans - Construction loans on commercial real estate are normally based on a loan-to-appraisal value ratio of not more than 80 percent and are secured by a first priority lien position. Loan payments typically consist of interest only for a term of one and one half to two years. The interest rate is usually variable, based on the prime rate. Residential construction loans are generally for a term not to exceed one year based on a loan-to-appraisal value ratio of not more than 80 percent, and are secured by a first priority lien position. Interest is normally paid monthly or quarterly based on a variable rate tied to prime.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate, with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by West Bank during the past year have been sold (including servicing rights) in the secondary mortgage market due to the higher interest rate risk inherent in the 15- and 30-year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80 percent. Property insurance is required on all loans to protect West Bank’s collateral position.

Home Equity Term Loans - These loans are normally for home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. The loan-to-value ratios normally do not exceed 90 percent.

Home Equity Lines of Credit - West Bank offers a home equity line of credit with a maximum term of 120 months. These loans are secured by a junior mortgage on residential real estate and normally do not exceed a loan-to-value ratio of 90 percent, with the interest adjusted quarterly.

Consumer Loans - Consumer loans are normally made under the following guidelines: automobiles - loans on new and used automobiles generally will not exceed 80 and 75 percent of the value, respectively; recreational vehicles and boats - 75 percent of value; modular home loans have a maximum term of 180 months with the loan-to-value ratio generally not exceeding 80 percent. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect West Bank’s collateral position. The term for unsecured loans generally does not exceed 24 months.

EMPLOYEES

At December 31, 2007, West Bank had a total of 156 full-time equivalent employees and WB Capital had 37 full-time equivalent employees. The Company had no employees. Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a profit sharing plan with both 401(k) and employee stock ownership features. Management considers its relations with employees to be satisfactory. No employees are represented by unions.

MARKET AREA

West Bank has seven locations throughout the Des Moines, Iowa, metropolitan area and three locations in the Iowa City, Iowa, metropolitan area.

West Bank’s main office is located in West Des Moines, Iowa, one of the fastest growing communities in Iowa. The population of the Des Moines metropolitan area is nearly 500,000. Des Moines is the capital of Iowa. Major employers are the State of Iowa, Principal Financial Group, Pioneer Hi-Bred International, Inc., Wells Fargo, Central Iowa Hospital Corporation, Mercy Medical Center, Hy-Vee Food Stores, Inc., and the Des Moines Independent School District.

WB Capital has offices in West Des Moines and Coralville, Iowa, and customers throughout Iowa and the United States.

COMPETITION

The geographic market area served by West Bank is highly competitive with respect to both loans and deposits. West Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto companies, and other financial service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include Bankers Trust Company, NA and First American Bank, local banking organizations; Bank of the West, a regional bank; and several nationwide banks, including Bank of America, Regions Bank, U.S. Bank, NA, and Wells Fargo Bank. Among the advantages such larger banks offer are their ability to pursue extensive advertising campaigns and to allocate their investment assets to out of market geographic regions with potentially higher yields. Such banks offer certain services, for example, international and conduit financing transactions, that are not offered directly by West Bank, but that may be offered through correspondent banking institutions. These larger banking organizations have much higher legal lending limits than West Bank, and thus, are better able to finance large regional, national, and global commercial customers.

In order to compete, to the fullest extent possible, with the other financial institutions in its primary trade area, West Bank uses the flexibility that is afforded by its local management. This includes an emphasis on specialized services, local promotional activities, and personal contacts by West Bank’s officers, directors, and employees. In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other personalized services. West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, and quality products and services.

Pursuant to the FDIC’s Summary of Deposits, as of June 30, 2007, there were 36 other banks and savings and loan associations within Polk County, Iowa, where seven of West Bank’s offices are located. West Bank ranked fourth based on total deposits of all banking offices in Polk County. As of June 30, 2007, there were 16 other banks and savings and loan associations within Johnson County, Iowa, where three offices are located in the Iowa City area. West Bank ranked fourth based on total deposits of all banking offices in Johnson County. For the entire state, West Bank ranked ninth in terms of deposit size.

West Bank also competes for funds in the financial markets for non-bank financial products. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with money market instruments and similar investment vehicles offered by competitors including brokerage firms, insurance companies, credit card issuers, and retailers such as Sears. Money market funds offered by these types of organizations have provided substantial competition for deposits. This trend will likely continue in the future.

The Company anticipates bank competition will continue to change significantly over the next several years as more banks, including the major regional and nationwide banks, continue to consolidate. Smaller community banks continue to move their charters or open branches in larger metropolitan areas in an attempt to capture market share in a more diverse and growing economic environment. Credit unions, because of their income tax advantage, will continue to show growth.

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

The Company and West Bank are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is intended primarily to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and financial holding companies have changed significantly over recent years, particularly with the passage of the Financial Services Modernization Act and the USA Patriot Act of 2001. There is reason to expect that similar changes will occur in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The Company

The Company is a financial holding company and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), which subjects the Company and West Bank to supervision and examination by the Federal Reserve. Under the BHCA, the Company files with the Federal Reserve quarterly and annual reports of its operations and such additional information as the Federal Reserve may require. The Company’s Federal Reserve reports are available on-line at www.ffiec.gov/nicpubweb/instituionProfile.aspx?parld_rssd=121066&pardt_end=99991231.

Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies. Such financial activities include securities and insurance underwriting and merchant banking. During 2007, the Company elected to become a financial holding company. Having the financial holding company status gives the Company additional flexibility to engage in a broader range of financial and other activities than are permissible for non-financial bank holding companies.

Source of Strength to West Bank. The Federal Reserve takes the position that a financial holding company is required to serve as a source of financial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s position that in serving as a source of strength to its subsidiary bank, a financial holding company should use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity. It should also maintain the financial flexibility and capacity to obtain additional resources for providing assistance to its subsidiary bank. A financial holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, a violation of the Federal Reserve’s regulations, or both.

Federal Reserve Approval. Financial holding companies must obtain the approval of the Federal Reserve before they: (1) acquire direct or indirect ownership or control of any voting stock of any bank if, after such acquisition, they would own or control, directly or indirectly, more than five percent of the voting stock of such bank; (2) merge or consolidate with another financial or bank holding company; or (3) acquire substantially all of the assets of any additional banks.

Non-Banking Activities. With certain exceptions, the BHCA also prohibits financial holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or bank holding company unless the Federal Reserve finds the company’s business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a financial holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. The Company obtained approval of the Federal Reserve to form WB Capital in 2003 and to acquire IMG in 2005. A financial holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten business days after the activity has commenced.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring “control” of a bank holding company to provide the Federal Reserve with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of ten percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (or five percent if the “company” is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control of the Company.

Affiliate Transactions. The Company, West Bank, and WB Capital are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (1) limits the extent to which the financial institution or its subsidiaries may engage in "covered transactions” with an affiliate; and (2) requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, and similar transactions.

State Law on Acquisitions. Iowa law permits bank holding companies to make acquisitions throughout the state, subject to a deposit concentration limit of 15 percent of the total bank deposits in the state.

Banking Subsidiaries

Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital adequacy requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons.

West Bank is a state bank subject to primary federal regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and the Iowa Division of Banking. The federal laws applicable to West Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans. The laws and regulations governing West Bank generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC, and not to protect stockholders of such institutions or their holding companies. West Bank files with the Federal Financial Institutions Examination Council (“FFIEC”) quarterly reports of its operations and such additional information as the FFIEC may require. West Bank’s reports are available on-line at https://cdr.ffiec.gov/public/searchfacsimiles.aspx.

The FDIC has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe and unsound practices in conducting business. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, earnings, management compensation, and ratios of classified assets to capital. FDICIA also contains provisions that are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of “undercapitalized banks” to borrow from the Federal Reserve’s discount window, require regulators to perform periodic on-site bank examinations, and set standards for real estate lending.

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

FDIC Insurance. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000, and some individual retirement accounts are insured up to $250,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) (collectively, the “Agencies”) have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. West Bank is in compliance with applicable regulatory capital level requirements.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to eight percent, of which at least four percent must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general reserve for loan and lease losses up to 1.25 percent of risk-weighted assets. West Bank has not received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, bank assets are given risk weights of zero percent, 20 percent, 50 percent or 100 percent. Most loans are assigned to the 100 percent risk category, except first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States government agencies (which have a zero percent rating).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is three percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the three percent level is expected to be a strong banking organization without any supervisory, financial, or operational weaknesses or deficiencies. Any institution experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain “prompt corrective action” when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (1) “well-capitalized,” (2) “adequately capitalized,” (3) “undercapitalized,” (4) “significantly undercapitalized,” and (5) “critically undercapitalized.” Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth, and other aspects of the operations of institutions that fall below the category of being “adequately capitalized.” Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this Annual Report on Form 10-K, neither the Company nor West Bank was subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, West Bank was categorized as “well-capitalized” under regulatory prompt corrective action provisions.

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

West Bank, as a state-chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits. Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, West Bank would be undercapitalized. As of December 31, 2007, approximately $15.2 million was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of three percent must be maintained against total transaction accounts of $43,900,000 or less (subject to an exemption not in excess of the first $9,300,000 of transaction accounts). A reserve of $1,038,000 must be maintained in the event total transaction accounts exceed $43,900,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.

Bank Offices. Iowa laws regulating the establishment of bank offices were changed in 2004, which provided the Company with more flexibility in establishing additional offices of West Bank. Effective July 1, 2004, the geographical restrictions on bank office locations were repealed. Also effective July 1, 2004, Iowa law restricting the ability of a bank to establish a de novo office within the limits of a municipal corporation where there was already an established state or national bank or bank office was repealed.

Nonbanking Subsidiaries

WB Capital is under the jurisdiction of the Investment Advisors Act of 1940 and is regulated by the Securities and Exchange Commission (“SEC”). WB Capital has filed Form ADV with the SEC, which may be viewed at www.adviserinfo.sec.gov/IAPD/content/search/iapd_orgsearch.aspx.

Regulatory Developments

In 2001, the USA Patriot Act of 2001 was enacted. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work together to combat terrorism. The Patriot Act contains, among other things, anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism or money laundering. Included in the Patriot Act are requirements for financial institutions to establish anti-money laundering programs that include: (1) internal policies, procedures and controls; (2) designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program. West Bank’s policies and procedures have been updated to meet the requirements of the USA Patriot Act.

The Deposit Insurance Reform Act of 2005 resulted in significant statutory changes to the FDIC deposit insurance assessment program. It allowed eligible insured depository institutions to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date. West Bank’s share of that credit was approximately $561,000. West Bank’s credit will be fully utilized prior to the end of the first quarter of 2008. During 2007, the FDIC Board of Directors approved final rules governing assessments. Effective January 1, 2007, assessment rates vary by institution based on their risk category. Rates range from five to seven basis points for well-managed financial institutions to 43 basis points for institutions deemed to be in the highest risk category. The FDIC has also set the fund’s reserve ratio in a range between 1.15 and 1.50 percent of insured deposits. As of December 31, 2007, the designated reserve ratio was at 1.25 percent and is subject to an annual review.

On February 8, 2006, the Budget Reconciliation Bill, which contained deposit insurance reform provisions, was signed into law. Under the legislation, the Bank Insurance Fund and the Savings Association Insurance Fund were merged on March 31, 2006; the $100,000 of depositor insurance limitation was indexed to inflation, was increased to $250,000 for some retirement accounts, and is subject to increase every five years.

Regulatory Enforcement Authority

The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure on final enforcement actions by the federal banking agencies.

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of West Bank are affected by the regulatory authorities’ policies, including those of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions, and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and the Federal Reserve Discount Rate, which is the rate charged to banks borrowing from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to do so in the future.

ITEM 1A. RISK FACTORS

West Bancorporation’s business is conducted through its two wholly-owned subsidiaries: West Bank and WB Capital. The most substantial risks for our stock involve West Bank, which is the most significant portion of our operations and total assets. The largest component of our 2007 income was interest received on loans. The second largest component of income was interest income on investment securities, Federal funds, and short-term investments. We believe the following are the most significant risk factors for the next year. We are also subject to other risks, both known and unknown, that may significantly affect our stock price. The reader, therefore, should consider all other information contained in this Form 10-K and in the Appendix to our Proxy Statement, which was filed on March 7, 2008. All of that information is incorporated herein by this reference.

West Bank Loan Portfolio

At December 31, 2007, West Bank’s loan portfolio included approximately $878,433,000 of commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans. These loans made up 89 percent of West Bank’s entire loan portfolio. These types of loans typically have greater credit risks than one- to four-family residential mortgages or consumer loans because repayment depends in significant part on the successful business operations of the borrowers. Our commercial loans also typically include larger loan balances to single borrowers or groups of related borrowers than do residential mortgages or consumer loans. In addition, commercial real estate, construction, and real estate development loans may be more negatively affected than residential mortgage loans by adverse developments in the real estate markets or the general economy. If the economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their collateral may decrease. Commercial loans also involve some additional risk, because they generally are not fully repaid over the loan period and usually require a large payoff at maturity. A borrower’s ability to make the maturity payment typically depends on being able to either refinance the loan or make timely and profitable sales of the underlying property or business collateral. The typical West Bank borrower is a small- or medium-sized privately-owned business that usually has fewer resources and less ability to sustain losses over time than larger or publicly-owned businesses. In addition, collateral securing small business loans may be more likely to depreciate over time or be difficult to liquidate. The review and monitoring process by West Bank’s directors, officers, and staff cannot avoid all these risks.

West Bank’s management makes various business assumptions and judgments about the collectibility of all of its loans. Despite its underwriting and review policies, West Bank may experience loan losses that could have a material adverse effect on its profits. If West Bank’s current allowance for loan losses is found to be insufficient to cover actual loan losses, an increase in the allowance would be necessary. West Bank may need to significantly increase the provision for loan losses if one or more large loans become delinquent, or if the percentage of its commercial real estate, construction, land development, and commercial loans continues to grow. In addition, West Bank’s regulators periodically review the loan portfolio and may require increases in its provision for loan losses or loan charge-offs. Increases in West Bank’s allowance for loan losses would decrease West Bank’s net income. West Bank cannot be sure that its monitoring procedures and policies will successfully avoid its lending risks, or that West Bank’s present allowance for loan losses will be adequate to cover actual future charge-offs.

Unlike regional and national banks that are more geographically diversified, West Bank provides banking and financial services to customers primarily in the Des Moines and Iowa City, Iowa, metropolitan areas. The local economic conditions in the market areas we serve have a significant impact on the type of loans underwritten by West Bank, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions in our limited market areas caused by factors beyond West Bank’s control could adversely affect our financial condition and profits.

There has been a significant amount of recent publicity regarding sub-prime single-family mortgages and increases in foreclosure rates. West Bank has not and does not originate sub-prime single-family mortgages. In addition, West Bank does not directly invest in sub-prime mortgages in its investment portfolio and the amount, if any, of sub-prime mortgages securing mortgage-backed securities owned by West Bank is not a material amount of the investment portfolio. While the foreclosure rate in Iowa has been increasing, the Company does not expect this to have a material impact on its operations. For several years, the majority of mortgage loans originated by West Bank have been sold in the secondary market and not retained on the Company’s books. West Bank has owned a portfolio of single-family loans for several years that may from time to time result in foreclosures, but the number of foreclosures in its portfolio is not expected to be material.

As of December 31, 2007, West Bank had identified approximately $20 million of loans to nine real estate developers who were still performing their loan obligations despite experiencing varying degrees of increasing financial difficulty. It is not now possible to fully predict the degree of problems these loans may develop. However, West Bank considers these loans to be potential problem loans, and it intends to continue special monitoring of all real estate development loans for the foreseeable future.

Interest Rates

West Bancorporation’s net income is also affected by interest rate risks. Interest rate risks are the possibilities that changes in market interest rates may adversely affect West Bank’s earnings and capital. Increases or decreases in interest rates and the relationship between long-term and short-term rates are both factors of interest rate risks.

Net interest income is the largest component of the Company’s net income. Net interest income is the difference between interest earned (income) and interest paid (expense). Interest is earned on loans made to customers and on investment securities in the investment portfolio. Interest is paid on customers’ deposit accounts and funds borrowed from other sources. The amounts of interest earned and interest paid are the result of interest rates and the dollar balances of loans, investments, deposits, and borrowings outstanding.

Interest rates on loans and investments may not change at the same time or in the same amount as interest rates on deposits and borrowings. Various factors affect the interest rates associated with loans and investments, such as the credit rating of the borrower and the term of the loan or investment. Generally, the longer the term of the loan or investment, the higher the interest rate. Interest rates on investment securities are generally fixed for the term of the investment. Interest rates on loans can be fixed for the term of the loan or can be variable and change when there is a change in an associated index, such as the prime rate. Interest rates on deposit accounts, such as savings and money market accounts, generally change over time based upon changes in market interest rates. Interest rates on certificates of deposit are usually fixed for the term of the certificate. Interest rates associated with borrowings can be either fixed or variable.

Net interest income is also affected by the volume of loans, investments, deposits, and borrowings that are maturing, the dollar amounts of new loan and deposit accounts being opened, and the amounts of early loan payoffs for any given period. These events, which to varying degrees are beyond the control of West Bank, affect the amount of dollars that may be reinvested as interest rates change.

The ultimate impact on net interest income over time will depend upon the direction and significance of changes in market interest rates as well as the dollar amounts of loans, investments, deposits, and borrowings subject to the changes in market interest rates.

Economic Conditions

The general economy is slowing. Based upon increasing numbers of foreclosures and slower sales of one-to-four family residences, it is generally agreed that the real estate market is in a slowdown. The Federal Reserve reduced the targeted fed funds rate and the discount rate by 225 basis points between September 2007 and January 2008, indicating its concern about the slowing economy. It is uncertain when this slowdown will turn around and the ripple effect it could have on other parts of the economy. The duration and magnitude of any near-term economic difficulties are not known.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Commission staff.

ITEM 2. PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa. The headquarters location is leased. West Bank rents approximately 18,600 square feet and pays annual rent of approximately $398,000 for a full-service banking location that includes drive-up facilities and one automated teller machine. West Bank also leases bank buildings and space for seven other locations. These offices are full-service banking locations, with drive-up facilities and automated teller machines, except an office in Coralville, which does not have a drive-up. Annual lease payments for these seven offices total approximately $605,000. West Bank also rents approximately 5,000 square feet in an additional facility for various operational departments, and rents approximately 2,900 square feet of storage space, with the total annual rents for both facilities of approximately $100,000. West Bank owns two full-service banking locations in Iowa City.

WB Capital has leased offices in West Des Moines and Coralville, Iowa. In Coralville, WB Capital leases space within West Bank’s branch office. Lease payments for these offices were approximately $456,000 for the year ended December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material pending legal proceedings (other than ordinary litigation incidental to the entities’ businesses) and no property of these entities is the subject of any such proceeding. The Company does not know of any proceeding contemplated by a governmental authority against the Company, its subsidiaries, or any related property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information appearing on page 64 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

There were 278 holders of record of the Company’s no par value common stock as of February 14, 2008, and an estimated 1,300 additional beneficial holders whose stock was held in street name by brokerage houses. The closing price of the Company’s common stock was $12.48 on February 14, 2008.

In April 2007, the Company’s Board of Directors authorized the buy-back of the Company’s common stock for a period of 12 months, in an amount not to exceed $5 million. In the fourth quarter of 2007, 74,500 shares were repurchased at a cost of approximately $974,000 or $13.08 per share. During January 2008, an additional 58,300 shares were repurchased at an average cost of $13.53 per share, totaling approximately $789,000.

The following table provides detailed information regarding the Company’s purchases of its common stock during the fourth quarter of the year ended December 31, 2007:

Quarter ended December 31, 2007	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Amount of Shares that May Yet be Purchased Under the Plan
October 1 through October 31, 2007	-	$-	-	$5,000,000
November 1 through November 30, 2007	-	-	-	5,000,000
December 1 through December 31, 2007	74,500	13.08	74,500	4,025,713
Total	74,500	$13.08	74,500	$4,025,713

(1)	All shares were purchased via open market transactions.

Dividends to common shareholders in 2007 were $0.64 per common share, a 2.4 percent increase over $0.625 for 2006. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company. It is anticipated the Company will continue to pay dividends on a regular basis in the future.

The ability of West Bank to pay dividends is governed by various statutes. West Bank, as a state bank, is restricted to paying dividends only out of undivided profits. These statutes provide that no bank shall declare or pay any dividends in an amount greater than its retained earnings, without approval from governing regulatory bodies. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of any and all dividends until the bank complies with all requirements that may be imposed by such authorities.

In April 2005, shareholders approved the West Bancorporation, Inc. Restricted Stock Compensation Plan. The plan provides awards to be made until March 1, 2015, with a maximum of 300,000 shares purchased in the open market to be granted as awards, subject to certain restrictions. The Compensation Committee of the Company’s Board of Directors administers the Plan. As of December 31, 2007, no awards had been granted. The table appearing on page 16 of the definitive Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

The stock price performance graph appearing on page 26 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information appearing on page 4 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 5 through 27 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 24 and 25 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 28 through 63 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s annual report on internal control over financial reporting appears on page 31 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

The audit report of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting appears on pages 29 and 30 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The registrant has no information to be disclosed under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth summary information about the directors and executive officers of the Company and certain executive officers of West Bank and WB Capital Management Inc.

Name	Age	Position with Company, West Bank or WB Capital Management Inc.
Frank W. Berlin	62	Director of Company and Bank

Wendy L. Carlson	47	Director of Company

Orville E. Crowley	81	Director of Company

George D. Milligan	51	Director of Company and Bank

Robert G. Pulver	60	Director of Company and Bank

Thomas E. Stanberry	53	Chairman, President and Chief Executive Officer
		of Company; Chairman and Chief Executive Officer
		of Bank; Chairman of WB Capital Management Inc.

Jack G. Wahlig	75	Director of Company and Bank

Connie Wimer	75	Director of Company and Bank

Scott D. Eltjes	42	Director and Chief Executive Officer of WB Capital Management Inc.

Douglas R. Gulling	54	Executive Vice President and Chief Financial Officer
		of Company; Director and Chief Financial Officer of Bank;
		Director and Treasurer of WB Capital Management Inc.

Jeffrey D. Lorenzen	42	Director, President and Chief Investment Officer of
		WB Capital Management Inc.

Sharen K. Surber	63	Executive Vice President of Bank

Brad L. Winterbottom	51	Executive Vice President of Company; Director and President
		of Bank; Director of WB Capital Management Inc.

During 2007, and until December 2007, the Board of Directors was comprised of ten members. During December 2007, Steven G. Chapman and Michael A. Coppola resigned from the Board. Since December 2007, the Board of Directors was and will be comprised of eight members. Subsequent to the annual meeting, the majority of the Board will continue to be “independent” pursuant to NASD Rule 4350(c)(1). Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death, or incapacity. The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy. The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company. An executive officer may be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served thereby.

The principal occupation or business and experience of the directors, and executive officers of the Company and certain executive officers of West Bank and WB Capital for the past five years are set forth below:

FRANK W. BERLIN is president of Frank W. Berlin & Associates, an insurance broker. Mr. Berlin has served as a director of the Company and West Bank since 1995.

WENDY L. CARLSON is chief financial officer and general counsel of American Equity Investment Life Holding Company. She has served in this capacity since 1999. Ms. Carlson has been a director of the Company since April 2007.

ORVILLE E. CROWLEY is president and chief operating officer of Linden Lane Farms Company, a family farm corporation involved in growing row crops in Madison and Warren counties in Iowa. Mr. Crowley has been a director of the Company since 1984.

GEORGE D. MILLIGAN is president of The Graham Group, Inc., a Des Moines, Iowa based real estate development company. He has served as a director of the Company since 2005 and West Bank since 1994.

ROBERT G. PULVER is president and chief executive officer of All-State Industries, Inc., an industrial rubber products manufacturer. He has been a director of the Company since 1984 and West Bank since 1981.

THOMAS E. STANBERRY joined the Company in March 2003 as chairman, president, and chief executive officer. Effective January 1, 2005, he became chairman and chief executive officer of West Bank. He has been a director of West Bank since May 2003 and of WB Capital since October 2003. From 1989 until February 2003, Mr. Stanberry served in a variety of capacities for U.S. Bancorp Piper Jaffray, most recently as a managing director in its Fixed Income Capital Markets division.

JACK G. WAHLIG is president of Integrus Financial, L.C. He is a retired partner of the certified public accounting firm, McGladrey & Pullen, LLP. Mr. Wahlig has been a director of the Company since 2001 and West Bank since 1997.

CONNIE WIMER is chairman of Business Publications Corporation. She has been a director of the Company and West Bank since 1985.

SCOTT D. ELTJES was named chief executive officer of WB Capital in July 2006 and was named a member of the Company’s executive management team and head of WB Capital effective January 2005. He has been a director of WB Capital since October 2003. From May 1999 until October 2003, he was a managing partner of VMF Capital L.L.C., from which the Company purchased certain assets and liabilities to form WB Capital.

DOUGLAS R. GULLING joined the Company in November 2001 as chief financial officer, and was elected chief financial officer of the Bank in February 2002. He has been a director and treasurer of WB Capital since October 2003. He was elected executive vice president of the Company in April 2004. In May 2005, he was elected to the Board of Directors of West Bank.

JEFFREY D. LORENZEN was named president and chief investment officer of WB Capital in July 2006, and was named a member of the Company’s executive management team effective February 2006. He became a director of WB Capital in October 2006. He had been president of Investors Management Group since April 2005 and chief investment officer since March 2003. From August 2000 until October 2003, he served as IMG’s supervising fixed income manager.

SHAREN K. SURBER is executive vice president-operations of West Bank and has served in that capacity since 2001. Prior to that time, she was senior vice president-operations. She has been with West Bank since 1975.

BRAD L. WINTERBOTTOM is executive vice president of the Company and president of West Bank and has served as a director and president of West Bank since 2000. He has been a director of WB Capital since October 2003. He joined West Bank in 1992.

Identification of Audit Committee and Audit Committee Financial Expert

The information for this matter as required pursuant to Item 407(d)(4) and (d)(5) of Regulation S-K can be found at page 5 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 18 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information for this matter as required pursuant to Item 405 of Regulation S-K can be found at page 11 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of conduct that applies to all directors, officers, and employees, including the chairman, president and chief executive officer, the executive vice president and chief financial officer, and the vice president and controller. A copy of the code of conduct is available in the investor relations section of the Company’s website at www.westbankiowa.com.

ITEM 11. EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402, Item 407 (e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 6, 8, 9, and 11 through 16 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found at pages 10 and 16 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this matter as required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 5, 6, 17, and 18 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at page 17 in the Company’s definitive Proxy Statement, which was filed on March 7, 2008, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1.	Financial Statements

See the financial statements on pages 28 through 63 of the Company’s Appendix to the Proxy Statement, which was filed on March 7, 2008, and which is incorporated herein by reference.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restated Articles of Incorporation of the Company(1)

3.2	Amendment to Bylaws of West Bancorporation, Inc.(10)

10.1	Lease for Main Bank Facility(1)

10.2	Supplemental Agreement to Lease for Main Bank Facility(1)

10.3	Short-term Lease related to Main Bank Facility(1)

10.4	Assignment(1)

10.5	Lease Modification Agreement No. 1 for Main Bank Facility(1)

10.6	Memorandum of Real Estate Contract(1)

10.7	Affidavit(1)

10.8	Addendum to Lease for Main Bank Facility(1)

10.9	Data Processing Contract(1)

10.10	Employment Contract for certain Executive Officers(1)

10.11	Intentionally omitted

10.12	Data Processing Contract Amendment(2)

10.13	Intentionally omitted

10.14	Intentionally omitted

10.15	The Employee Savings and Stock Ownership Plan, as amended(3)

10.16	Amendment to Lease Agreement(4)

10.17	Employment Agreement with Scott Eltjes(4)

10.18	Consulting Agreement with David L. Miller(6)

10.19	West Bancorporation, Inc. Restricted Stock Compensation Plan(5)

10.20	Employment Agreement between Investors Management Group and Jeff Lorenzen(7)

10.21	Assignment and Assumption of Lease and Consent to Assignment(8)

10.22	2007 Amendment to Lease Agreement(9)

10.23	The Appendix to the Proxy Statement for West Bancorporation, Inc. for the 2007 calendar year(11)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.

(2)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.

(3)	Incorporated herein by reference to the related exhibit filed with the Form S-8 on October 29, 2004.

(4)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 3, 2005.

(5)	Incorporated herein by reference to the definitive proxy statement 14A filed on March 10, 2005.

(6)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 6, 2005.

(7)	Incorporated herein by reference to the related exhibit filed with the Form 8-K on February 22, 2006.

(8)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 8, 2006.

(9)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 4, 2007.

(10)	Incorporated herein by reference to the related exhibit filed with the Form 8-K on November 13, 2007.

(11)	Incorporated herein by reference to the definitive proxy statement 14A filed on March 7, 2008.

The Company will furnish to any person, upon request, and upon payment of a fee of $0.50 per page, a copy of any exhibit. Requests for copies of exhibits should be directed to Chief Financial Officer, West Bancorporation, Inc., 1601 22nd Street, West Des Moines, Iowa 50266.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC. (Registrant)

March 7, 2008	By:	/s/ Thomas E. Stanberry
Thomas E. Stanberry
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2008	By:	/s/ Thomas E. Stanberry
Thomas E. Stanberry
Chairman, President and Chief Executive Officer

March 7, 2008	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer

March 7, 2008	By:	/s/ Marie I. Roberts
Marie I. Roberts
Vice President and Controller

BOARD OF DIRECTORS

March 7, 2008	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 7, 2008	By:	/s/ Wendy L. Carlson
Wendy L. Carlson

March 7, 2008	By:	/s/ Orville E. Crowley
Orville E. Crowley

March 7, 2008	By:	/s/ George D. Milligan
George D. Milligan

March 7, 2008	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 7, 2008	By:	/s/ Jack G. Wahlig
Jack G. Wahlig

March 7, 2008	By:	/s/ Connie Wimer
Connie Wimer

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002