Form 10-Q
period 2008-03-31
WEST BANCORPORATION INC
filed 2008-05-08
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 8, 2008, there were 17,403,882 shares of common stock, no par value outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2008	2007
Assets
Cash and due from banks	$50,357	$49,529
Federal funds sold and other short-term investments	45,494	414
Cash and cash equivalents	95,851	49,943
Securities available for sale	158,516	231,427
Federal Home Loan Bank stock, at cost	8,206	5,951
Total securities	166,722	237,378
Loans held for sale	1,597	1,858
Loans	1,005,824	983,565
Allowance for loan losses	(14,260)	(8,935)
Loans, net	991,564	974,630
Premises and equipment, net	4,978	5,181
Accrued interest receivable	6,940	7,829
Goodwill	24,930	24,930
Other intangible assets	1,955	2,131
Bank-owned life insurance	24,533	24,341
Other assets	13,871	11,747
Total assets	$1,332,941	$1,339,968

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$204,690	$196,698
Interest-bearing demand	80,537	85,027
Savings	233,270	243,405
Time, in excess of $100,000	209,650	160,936
Other time	155,704	224,859
Total deposits	883,851	910,925
Federal funds purchased and securities sold under agreements to repurchase	141,664	166,930
Other short-term borrowings	1,394	2,672
Accrued expenses and other liabilities	13,323	14,216
Subordinated notes	20,619	20,619
Long-term borrowings	152,750	103,000
Total liabilities	1,213,601	1,218,362
Stockholders' Equity
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 and 17,462,182 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,000	3,000
Additional paid-in capital	32,000	32,000
Retained earnings	84,885	87,084
Accumulated other comprehensive (loss)	(545)	(478)
Total stockholders' equity	119,340	121,606
Total liabilities and stockholders' equity	$1,332,941	$1,339,968

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
Interest income:
Loans, including fees	$16,377	$17,104
Securities:
Government agencies and corporations	985	1,496
States and political subdivisions	943	970
Other	398	389
Federal funds sold and other short-term investments	160	289
Total interest income	18,863	20,248
Interest expense:
Demand deposits	290	325
Savings deposits	1,493	1,715
Time deposits	4,189	5,532
Federal funds purchased and securities sold under agreements to repurchase	1,264	1,675
Other short-term borrowings	29	8
Subordinated notes	367	363
Long-term borrowings	1,355	1,319
Total interest expense	8,987	10,937
Net interest income	9,876	9,311
Provision for loan losses	5,600	300
Net interest income after provision for loan losses	4,276	9,011
Noninterest income:
Service charges on deposit accounts	1,046	1,128
Trust services	194	181
Investment advisory fees	1,938	1,959
Increase in cash value of bank-owned life insurance	192	216
Net realized gains from sales of securities available for sale	5	4
Other income	461	382
Total noninterest income	3,836	3,870
Noninterest expense:
Salaries and employee benefits	3,731	3,616
Occupancy	900	934
Data processing	492	467
Other expenses	1,546	1,437
Total noninterest expense	6,669	6,454
Income before income taxes	1,443	6,427
Income taxes	69	1,983
Net income	$1,374	$4,444
Earnings per share, basic	$0.08	$0.25
Cash dividends per share	$0.16	$0.16

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
Common stock:
Beginning of year balance	$3,000	$3,000
End of period balance	3,000	3,000
Additional paid-in capital:
Beginning of year balance	32,000	32,000
End of period balance	32,000	32,000
Retained earnings:
Beginning of year balance	87,084	80,397
Net income	1,374	4,444
Dividends on common stock; per share amounts 2008 and 2007 - $0.160	(2,785)	(2,806)
Shares reacquired under the common stock repurchase plan	(788)	-
End of period balance	84,885	82,035
Accumulated other comprehensive loss:
Beginning of year balance	(478)	(1,585)
Unrealized gains (losses) on securities, net of tax	(67)	443
End of period balance	(545)	(1,142)
Total stockholders' equity	$119,340	$115,893

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income	$1,374	$4,444
Other comprehensive income (loss), unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	(67)	443
Comprehensive income	$1,307	$4,887

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$1,374	$4,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,600	300
Net amortization and accretion	193	384
Loss on disposition of fixed assets	16	2
Net gains from sales of securities available for sale	(5)	(4)
Net gains from sales of loans held for sale	(85)	(13)
Proceeds from sales of loans held for sale	7,081	1,269
Originations of loans held for sale	(6,732)	(1,371)
Increase in value of bank-owned life insurance	(192)	(216)
Depreciation	227	226
Deferred income taxes	(1,968)	(85)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	889	(1,089)
Decrease in accrued expenses and other liabilities	(893)	(193)
Net cash provided by operating activites	5,505	3,654
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	83,608	4,551
Purchases of securities available for sale	(10,818)	(1,142)
Acquisition of Federal Home Loan Bank stock	(3,854)	(1,393)
Proceeds from redemption of Federal Home Loan Bank stock	1,599	98
Net change in loans	(23,199)	(42,258)
Proceeds from sales of premises and equipment	10	-
Purchases of premises and equipment	(51)	(106)
Change in other assets	549	(592)
Net cash provided by (used in) investing activities	47,844	(40,842)
Cash Flows from Financing Activities:
Net change in deposits	(27,074)	(1,320)
Net change in federal funds purchased and securities sold under agreements to repurchase	(25,266)	34,543
Net change in other short-term borrowings	(1,278)	(1,900)
Proceeds from long-term borrowings	50,000	30,000
Principal payments on long-term borrowings	(250)	(1,650)
Payment for shares reacquired under common stock repurchase plan	(788)	-
Cash dividends	(2,785)	(2,806)
Net cash provided by (used in) financing activities	(7,441)	56,867
Net increase in cash and cash equivalents	45,908	19,679
Cash and Cash Equivalents:
Beginning	49,943	35,678
End	$95,851	$55,357
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,318	$10,570
Income taxes	-	-

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1. Basis of Presentation

The accompanying consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for the three months ended March 31, 2008 and 2007, and the consolidated balance sheets as of March 31, 2008, and December 31, 2007, include the accounts of the Holding Company, West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), and WB Capital Management Inc. All significant intercompany transactions and balances have been eliminated in consolidation. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, a subsidiary, West Bancorporation Capital Trust I (the Trust) is not consolidated with the Company. The results of the Trust are recorded on the books of the Company using the equity method of accounting.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The weighted average number of shares outstanding for the three months ended March 31, 2008 and 2007, were 17,409,064 and 17,536,682, respectively.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit policies as are loans recorded on the balance sheet. For additional information on credit extension commitments and the characteristics of these obligations, see Note 13 of the Company’s 2007 consolidated financial statements (pages 53-55 of Appendix to Proxy Statement). The Company’s commitments as of the dates shown are approximately as follows:

	March 31, 2008	December 31, 2007
Commitments to extend credit	$358,602	$330,769
Standby letters of credit	20,061	22,682
	$378,663	$353,451

4. Impaired Loans and Allowance for Loan Losses

A loan is impaired when it is probable West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. The following is a recap of impaired loans at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Impaired loans without an allowance	$21,070	$5,469
Impaired loans with an allowance	6,317	-
Total impaired loans	$27,387	$5,469
Allowance for loan losses related to impaired loans	$5,000	$-

The following table reconciles the balance of non-accrual loans with impaired loans carried at fair value as of March 31, 2008:

Non-accrual loans	$11,820
Other impaired loans still accruing interest	15,567
Total impaired loans	$27,387

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2008 and 2007:

	March 31, 2008	December 31, 2007
Balance at beginning of period	$8,935	$8,494
Charge-offs	(381)	(155)
Recoveries	106	104
Net charge-offs	(275)	(51)
Provision charged to operations	5,600	300
Balance at end of period	$14,260	$8,743

5. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company’s primary business segments are banking and investment advisory services. The banking segment generates revenue primarily through interest and fees on loans, service charges on deposit accounts, interest on investment securities, and fees for trust services. The banking segment includes West Bank, the Holding Company, and related elimination entries between the two, as the Holding Company’s operation is similar to that of West Bank. The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments, and public entities. The investment advisory segment consists of WB Capital Management Inc. The “Other” column represents the elimination of intercompany balances. Selected financial information on the Company’s segments is presented below for the three months ended March 31, 2008 and 2007.

Three months ended March 31, 2008:

	Segments
		Investment
	Banking	Advisory	Other	Consolidated
Interest income	$18,863	$-	$-	$18,863
Interest expense	8,987	-	-	8,987
Net interest income	9,876	-	-	9,876
Provision for loan losses	5,600	-	-	5,600
Net interest income after provision for loan losses	4,276	-	-	4,276
Noninterest income	1,895	1,989	(48)	3,836
Noninterest expense	4,961	1,756	(48)	6,669
Income before income taxes	1,210	233	-	1,443
Income taxes	(29)	98	-	69
Net income	$1,239	$135	$-	$1,374

Depreciation and amortization	$230	$173	$-	$403

Goodwill	$13,376	$11,554	$-	$24,930

Total assets	$1,319,255	$14,373	$(687)	$1,332,941

Three months ended March 31, 2007:

	Segments
		Investment
	Banking	Advisory	Other	Consolidated
Interest income	$20,248	$-	$-	$20,248
Interest expense	10,937	-	-	10,937
Net interest income	9,311	-	-	9,311
Provision for loan losses	300	-	-	300
Net interest income after provision for loan losses	9,011	-	-	9,011
Noninterest income	1,911	2,013	(54)	3,870
Noninterest expense	4,546	1,962	(54)	6,454
Income before income taxes	6,376	51	-	6,427
Income taxes	1,961	22	-	1,983
Net income	$4,415	$29	$-	$4,444

Depreciation and amortization	$205	$235	$-	$440

Goodwill	$13,376	$11,554	$-	$24,930

Total assets	$1,315,364	$15,420	$(687)	$1,330,097

6. Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis. The Financial Accounting Standard Board (FASB) has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned, goodwill and intangible assets.

Three categories of the Company’s balance sheet contain assets and liabilities that are recorded at fair value. Those categories are: 1) Securities available for sale, 2) Other assets and 3) Other liabilities. Within other assets and other liabilities, equity indexed certificate of deposit derivatives are recorded at fair value.

SFAS No. 157 requires that assets and liabilities carried at fair value also be classified and disclosed according to the process for determining fair value. There are three levels of determining fair value.

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2008:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$158,516	$-	$158,516	$-
Equity indexed CD options	4,734	-	-	4,734
Total	$163,250	$-	$158,516	$4,734

Liabilities:
Equity indexed CD options	$4,734	$-	$-	$4,734
Total	$4,734	$-	$-	$4,734

Securities available for sale are valued by a third party vendor. This vendor has informed the Company that its evaluations are based on market data. The vendor utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, model processes, such as the Option Adjusted Spread model, is used to assess interest rate impact and develop prepayment scenarios. The market inputs used for evaluations of securities include: benchmark yields, reported trades, broker/dealer quotes, issuer’s spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored. The inputs used for determining the fair value of securities available for sale are observable and therefore considered to be a Level 2 determination.

The valuations for the equity indexed CD options are obtained from a third party vendor who determines the value of the options using a Black Scholes model which incorporates index value, growth and volatility. The index value is the most significant input and is an observable market based input. The growth factor is the estimated value of the index over the remaining term and is an estimate based on various assumptions, of which, some would be non-observable . The volatility factor is based on past experience and projected expectations. Historical volatility would be observable; however, expected volatility would be based on unobservable assumptions. The overall determination of the fair value of the equity indexed CD options is considered to be a Level 3 determination because some of the inputs are unobservable. The asset and liability related to the equity indexed CD’s net to zero.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of March 31, 2008:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$23,392	$-	$-	$23,392

Total	$23,392	$-	$-	$23,392

Loans consist of impaired held for investment loans. Impaired loans are valued by management based on collateral values underlying the loans. Management uses original appraised values and adjusts for trends observed in the market.

7. Current Accounting Developments

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This Statement is effective for the Company beginning on January 1, 2009. Earlier application is permitted, but is not required. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations as the Company has limited derivative instrument activity.

8. Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses, fair value of financial instruments, and the goodwill impairment assessment.

9. Critical Accounting Policies

Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management determines the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans, and other factors. Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio, and capital ratio. Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by, or that include the words “believes,” “expects,” “should,” or “anticipates,” or references to estimates or similar expressions. Such forward-looking statements are based upon certain underlying assumptions, risks, and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, including actions of the Securities and Exchange Commission and/or the Federal Reserve Board; and customers’ acceptance of the Company’s products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED MARCH 31, 2008
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. (“WB Capital”), and West Bank’s wholly-owned subsidiary, WB Funding Corporation. Consolidated results of operations for the three months ended March 31, 2008, are compared to the results for the same period in 2007, and the consolidated financial condition of the Company at March 31, 2008, is compared to the December 31, 2007, position.

Net income for the three months ended March 31, 2008, was $1,374 compared to $4,444 for the three months ended March 31, 2007. Earnings per share were $0.08 and $0.25, respectively, for the same time periods. The Company’s return on average equity and return on average assets for the first three months of 2008 were 4.54 percent and 0.42 percent, respectively, and 15.86 percent and 1.38 percent, respectively, for the first three months of 2007.

Net income for the three months ended March 31, 2008, declined sharply when compared to the previous year. The decline in net income is entirely attributable to an increase in the provision for loan losses. The provision for loan losses was increased by $5 million when a large real estate developer ceased operations. See the discussion under the heading “Provision for Loan Losses and Related Allowance for Loan Losses” later in this report.

Year-to-date noninterest income was slightly lower than in the first three months of 2007 as an increase in revenue from the sale of residential mortgages into the secondary market was more than offset by a decline in overdraft fees.

Year-to-date noninterest expense was $215 higher than a year ago, primarily due to increases in salaries, marketing and training expenses, and professional fees.

While West Bank’s income declined from the prior year, WB Capital’s net income increased to $135 for the three months ended March 31, 2008, compared to $29 reported for the same period in 2007. The main reason for the improvement was expense reductions. The Holding Company’s net loss increased due to higher professional and director fees.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2008, compared with the same period in 2007.

	Three months ended March 31,
	2008	2007	Change	Change-%
Net income	$1,374	$4,444	$(3,070)	-69.1%
Average assets	1,323,204	1,304,283	18,921	1.5%
Average stockholders' equity	121,711	113,670	8,041	7.1%

Return on assets	0.42%	1.38%	-0.96%

Return on equity	4.54%	15.86%	-11.32%

Efficiency ratio	47.10%	47.53%	-0.43%

Dividend payout ratio	202.70%	63.14%	139.56%

Equity to assets ratio	9.20%	8.72%	0.48%

Definition of ratios:

Return on assets – annualized net income divided by average assets.
Return on equity – annualized net income divided by average stockholders’ equity.
Efficiency ratio – noninterest expense divided by noninterest income (excluding securities gains) plus taxable equivalent net interest income.
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2008	2007	Change	Change-%	2008	2007	Change	Change-%	2008	2007	Change
Interest-earning assets:
Loans:
Commercial	$360,277	$337,851	$22,426	6.64%	$5,873	$6,640	$(767)	-11.55%	6.56%	7.97%	-1.41%
Real estate	626,266	574,846	51,420	8.95%	10,378	10,273	105	1.02%	6.66%	7.25%	-0.59%
Consumer and other	13,689	14,855	(1,166)	-7.85%	236	280	(44)	-15.71%	6.93%	7.64%	-0.71%
Total Loans	1,000,232	927,552	72,680	7.84%	16,487	17,193	(706)	-4.11%	6.63%	7.52%	-0.89%

Investment securities:
Taxable	119,628	170,281	(50,653)	-29.75%	1,477	1,981	(504)	-25.44%	4.94%	4.65%	0.29%
Tax-exempt	85,796	90,937	(5,141)	-5.65%	1,193	1,189	4	0.34%	5.56%	5.23%	0.33%
Total investment securities	205,424	261,218	(55,794)	-21.36%	2,670	3,170	(500)	-15.77%	5.20%	4.85%	0.35%

Federal funds sold and short-term investments	23,241	22,417	824	3.68%	160	289	(129)	-44.64%	2.77%	5.22%	-2.45%
Total interest-earning assets	$1,228,897	$1,211,187	$17,710	1.46%	$19,317	$20,652	$(1,335)	-6.46%	6.32%	6.90%	-0.58%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$327,263	$289,054	$38,209	13.22%	$1,783	$2,040	$(257)	-12.60%	2.19%	2.86%	-0.67%
Time deposits	376,862	441,281	(64,419)	-14.60%	4,189	5,532	(1,343)	-24.28%	4.47%	5.08%	-0.61%
Total deposits	704,125	730,335	(26,210)	-3.59%	5,972	7,572	(1,600)	-21.13%	3.41%	4.20%	-0.79%
Other borrowed funds	306,382	267,561	38,821	14.51%	3,015	3,365	(350)	-10.40%	3.96%	5.10%	-1.14%
Total interest-bearing liabilities	$1,010,507	$997,896	$12,611	1.26%	8,987	10,937	(1,950)	-17.83%	3.58%	4.44%	-0.86%

Tax-equivalent net interest income					$10,330	$9,715	$615	6.33%
Net interest spread									2.74%	2.46%	0.28%
Net interest margin									3.38%	3.24%	0.14%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the first quarter of 2008 increased to 3.38 percent, which was 14 basis points higher than the same quarter last year. The Company’s tax-equivalent net interest income for the three months ended March 31, 2008, increased $615 compared to the three months ended March 31, 2007.

Taxable-equivalent interest income and fees on loans declined $706 in the first quarter of 2008 compared to the same period in 2007, despite the $72.7 million growth in the average balance of loans. The average yield on loans declined to 6.63 percent for the first quarter of 2008, from 7.52 percent in the first quarter of 2007 as a result of declining market interest rates which began to occur in September 2007 and continued through March 2008. The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed-rate loans. Loan pricing in the Company’s market areas remains very competitive.

The average balance of investment securities was $55.8 million lower than last year, while the yield has increased 35 basis points. Bonds were called during the first three months of 2008 due to the lower interest rate environment. The yield of the portfolio increased temporarily due to recognizing unamortized discounts on the called bonds. There have been minimal purchases of investment securities during the first quarter of 2008 as the proceeds of called bonds were used to pay down wholesale deposits and retained in federal funds sold.

The average rate paid on deposits declined to 3.41 percent from 4.20 percent for the first quarter of last year. This reduction is primarily the result of a significant decline in market interest rates on interest-bearing checking, money market savings, and certificates of deposits. The average balance of time deposits declined in the first three months of 2008, as the Company has not been renewing maturing wholesale certificates of deposit as the cost of those deposits has been higher than the cost of Federal Home Loan Bank (FHLB) advances.

The average rate paid on other borrowings fell 114 basis points compared to the first quarter of 2007. The average balance of borrowings for the first quarter of 2008 was $38.8 million higher than a year ago. Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $16.2 million more than in the first quarter of last year. The average rate paid on those additional borrowings declined 168 basis points compared to the first quarter of 2007. Average long-term borrowings increased $20.1 million, while the rates paid on those additional borrowings declined 65 basis points compared to 2007.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007, as well as common ratios related to the allowance for loan losses.

	Three months ended March 31,
	2008	2007	Change
Balance at beginning of period	$8,935	$8,494	$441
Charge-offs	(381)	(155)	(226)
Recoveries	106	104	2
Net charge-offs	(275)	(51)	(224)
Provision charged to operations	5,600	300	5,300
Balance at end of period	$14,260	$8,743	$5,517

Average loans outstanding	$1,000,232	$927,552

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.01%
Ratio of allowance for loan losses to average loans outstanding	1.43%	0.94%

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

The provision for loan losses was increased significantly compared to a year ago. $5 million of the increase was due to an announcement on April 25, 2008, that Iowa’s largest homebuilder and developer laid off its entire staff and suspended business. West Bank does not have any loans to the developer. However, West Bank does have approximately $22 million in loans to closely related entities and individuals. Approximately $18 million of the loans are secured by first real estate mortgages, limited guarantees from parties related to the developer, and limited guarantees from parties not related to the developer. Approximately $4 million of the loans are unsecured. The loans are not in default, and West Bank is working on arrangements to obtain further security. Nevertheless, as a result of the developer’s decision to cease operations, West Bank increased the allowance for loan losses by $5 million as of March 31, 2008. While West Bank is working to obtain collateral for these loans, until that happens, the fact the developer has ceased operations limits the owner’s ability to repay the $4 million in unsecured loans. In addition, it was determined that current estimated collateral values are not sufficient to cover the full amount owed on the secured loans. An additional $1 million was added to the provision for this estimated shortfall.

Net charge-offs during the first three months of 2008 were $224 higher than in the same period in 2007. The majority of the charge-offs were commercial loans, including two loans that accounted for $283 of the first quarter 2008 charge-offs. The net charge-off ratio for the three months ended March 31, 2008, was 0.03 percent compared to 0.01 percent for the three months ended March 31, 2007. Significant efforts continue to be made to maximize recoveries.

The allowance for loan losses represented 113.0 percent of non-accrual loans and loans past due more than 90 days at March 31, 2008, compared to 152.0 percent at December 31, 2007. The ratio has declined due to the increase in both non-accrual loans and loans past due 90 days and still accruing interest.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Bank’s Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, past assumptions, or knowledge about the loans. The general economy is slowing. Based upon increasing numbers of foreclosures and slower sales of one-to-four-family residences, it is generally agreed that the real estate market is in a slowdown. The Federal Reserve reduced the targeted federal funds rate and the discount rate by 300 basis points between September of 2007 and March of 2008, indicating its concern about the slowing economy. It is uncertain when this slowdown will turn around and what ripple effect it could have on other parts of the economy. The duration and magnitude of any near-term economic difficulties are not now known. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examinations.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent significant variances are shown.

	Three months ended March 31,
Noninterest income	2008	2007	Change	Change-%
Service charges on deposit accounts	$1,046	$1,128	$(82)	-7.3%
Trust services	194	181	13	7.2%
Investment advisory fees	1,938	1,959	(21)	-1.1%
Increase in cash value of bank-owned life insurance	192	216	(24)	-11.1%
Net realized gains from sales of securities	5	4	1	-25.0%
Other income:
Debit card usage fees	95	82	13	15.9%
Check printing fees	33	36	(3)	-8.3%
VISA/MasterCard income	39	54	(15)	-27.8%
Gain on sale of residential mortgages	85	13	72	553.8%
All other	209	197	12	6.1%
Total other	461	382	79	20.7%
Total noninterest income	$3,836	$3,870	$(34)	-0.9%

Return check charges have declined in the first quarter of 2008 compared to the same quarter last year, as some customers have modified their check writing habits resulting in fewer checks presented against non-sufficient funds.

Investment advisory fees are fees earned by WB Capital. The slight decline in 2008 fees compared to 2007 was the result of lower fees from the Vintage mutual funds due to lower asset levels in the funds.

Increases in the cash value of life insurance have declined from the prior year due to lower market interest rates and the transfer of funds between insurance carriers in connection with a 1035 exchange. During the transfer process, there are periods of time where the cash value of the insurance policies is not increasing.

Debit card usage fees continued to improve as a result of higher utilization of this convenient payment method. In April 2008, West Bank began offering a new product that is expected to add to this revenue source. Meanwhile, check printing income continued to decline as customers increase the use of all forms of electronic payments, thus reducing the frequency of ordering checks. VISA/MasterCard income declined as a result of lower transaction volumes in the first three months of 2008 compared to the same time period in 2007.

The volume of originations of residential mortgages sold into the secondary market has increased significantly compared to 2007. An experienced staff member was hired in May 2007, and is devoted to this line of business on a full-time basis. Two additional loan originators have been hired in 2008, which should continue to enhance the growth of this line of business. The average income per residential loan sold increased approximately 14 basis points in the first three months of 2008 compared to the first three months of 2007.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three months ended March 31,
Noninterest expense:	2008	2007	Change	Change-%
Salaries and employee benefits	$3,731	$3,616	$115	3.2%
Occupancy	900	934	(34)	-3.6%
Data processing	492	467	25	5.4%
Other expenses:
Insurance	63	73	(10)	-13.7%
Training	55	25	30	120.0%
Marketing	187	104	83	79.8%
Professional fees	244	205	39	19.0%
Director fees	66	43	23	53.5%
Other real estate owned expense	(14)	19	(33)	-173.7%
Intangible amortization	177	214	(37)	-17.3%
All other	768	754	14	1.9%
Total other	1,546	1,437	109	7.6%
Total noninterest expense	$6,669	$6,454	$215	3.3%

The increase in salaries and benefits resulted from personnel additions and annual merit increases.

Occupancy expenses declined in the three months ended March 31, 2008, due to closing one lower traffic office in the Des Moines metropolitan area in the second quarter of 2007 and lower equipment depreciation. The Company continues to market excess space available in the facility in which WB Capital is located in West Des Moines. A portion of the space has been leased with rental payments scheduled to begin in April 2008. A site for a new office in the Des Moines metropolitan area has been identified and a lease is under negotiation.

Training expense has increased because of beginning an extensive sales training program for consumer branch bankers, commercial bankers, and the investment advisory sales force. Marketing expenses are up as a result of a retail sales campaign and a new product offering.

Professional fees increased as external audit and tax compliance related fees continue to rise and legal fees associated with corporate governance and loan portfolio issues also rose. Director fees increased in 2008 as the result of an April 2007 increase in quarterly retainer and meeting fees.

The sale of one other real estate owned property in the first three months of 2008 resulted in a gain, which offset the operating expenses of other properties currently held by West Bank.

Noninterest expense for the last nine months of 2008 is expected to increase approximately $350 as a result of the re-establishment of the FDIC assessment. In 2007, a one-time assessment credit was allocated to all eligible financial institutions. West Bank’s credit was almost fully utilized by March 31, 2008.

Income Tax Expense

The Company incurred income tax expense of $69 for the three months ended March 31, 2008, compared with $1,983 for the three months ended March 31, 2007. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2008 and 2007, was 4.8 percent and 30.9 percent, respectively. The reduction in the effective rate is due to the sharp decline in income before income taxes in the first three months of 2008 combined with the effect of tax-exempt interest income. In the second half of 2007, West Bank invested in a qualified community development entity, which qualified West Bank for a Federal new market tax credit. The credit totaling $2,730 reduces income tax expense over a seven-year period.

FINANCIAL CONDITION

Total assets approximated $1.33 billion as of March 31, 2008 and December 31, 2007. Certain components of total assets have changed significantly and are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined approximately $73 million from December 31, 2007 to $158.5 million at March 31, 2008. The decline was primarily the result of bonds being called due to the lower interest rate environment.

The credit markets are in considerable stress, due to the sub-prime turmoil and related negative developments. Investors seem to be hesitant to invest in any credit product except Treasuries and agencies until more stability returns to the market, thus contributing to pricing fluctuations. In many cases, bond prices may be the result of distressed selling rather than normal market transactions. Management believes some price fluctuations have more to do with the environment surrounding the credit markets than the inability to receive full principal payments.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of March 31, 2008, existing unrealized losses are considered to be temporary in nature due to market interest rate fluctuations, not in estimated cash flows, and the Company has the ability and the intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. Therefore, no other than temporary impairment adjustment has been recorded as of March 31, 2008.

Loans and Non-performing Assets

Loans outstanding increased approximately $22 million from December 31, 2007, to March 31, 2008. The increase was primarily attributable to growth in commercial real estate ($16.6 million) and one-to-four-family real estate construction loans ($14.0 million). Offsetting these increases was a decline of approximately $8.0 million in commercial loans. West Bank has new loans in process that should result in similar loan growth in the second quarter of 2008.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items.

	March 31, 2008	December 31, 2007	Change
Non-accrual loans	$11,820	$5,469	$6,351
Loans past due 90 days and still accruing interest	796	408	388
Total non-performing loans	12,616	5,877	6,739
Other real estate owned	780	155	625
Total non-performing assets	$13,396	$6,032	$7,364

Non-performing loans to total loans	1.25%	0.60%	0.65%
Non-performing assets to total loans	1.33%	0.61%	0.72%
Non-performing assets to total assets	1.00%	0.45%	0.55%

Total non-performing assets have increased 122 percent since the end of 2007. The non-accrual category increased by $6,351 during the first quarter. Virtually all of the increase relates to loans to entities controlled by owners of the developer that ceased operation on April 25, 2008, that was discussed earlier in this report. Other real estate owned increased by $625 as the result of the foreclosure on a townhouse construction project. The project is approximately 80 percent complete and at this time management does not believe a loss will be incurred. Loans past due 90 days and still accruing interest increased by $388 to $796. Most of this increase was in the construction loan category and management believes the loans are sufficiently collateralized to receive all principal and interest.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and footnote number 4.

Deposits

Total deposits were approximately $884 million as of March 31, 2008, a decline of 3.0 percent compared to December 31, 2007, balances. The reduction in deposits was attributable to the maturity of wholesale deposits as the cost of those deposits was higher than the cost of FHLB advances. In order to boost and retain core deposits, the Company began an extensive sales campaign on April 7, 2008, for a new product called “Reward Me Checking.” The new product pays a certificate of deposit-like interest rate if the customer performs a certain number of electronic banking transactions and agrees to receive his or her monthly statements electronically. In addition, West Bank is the banking partner for a new savings program called SmartyPig. SmartyPig is an innovative, internet-based savings and rewards program developed by SmartyPig, LLC. In return for assisting with the development efforts, West Bank acquired a 20 percent ownership interest in SmartyPig, LLC in 2007.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $141.7 million at March 31, 2008, down from $166.9 million at December 31, 2007. The reduction was primarily in federal funds purchased, which includes federal funds purchased from regional and national correspondent banks as necessary for short-term liquidity needs and funds sold to West Bank by approximately 25 banks throughout Iowa as part of correspondent bank services provided by West Bank. The balance of federal funds purchased from correspondent banks throughout Iowa will fluctuate depending upon the loan demand and investment strategy of those banks. The balance of other short-term borrowings consisted of Treasury, Tax, and Loan option notes. Long-term borrowings increased $49.8 million compared to December 31, 2007. The increase consisted of a $25 million, 10-year advance with an interest rate of 2.70 percent that is callable after three years, and a $25 million, 5-year advance with an interest rate of 1.91 percent that is callable after three months. The advances were used to fund loan growth and are being used as a lower cost alternative to wholesale deposits.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits, which include demand, money market, savings, and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $95,851 as of March 31, 2008, compared with $49,943 as of December 31, 2007. West Bank had additional borrowing capacity available from the FHLB of approximately $18.0 million at March 31, 2008, and the Company has a $5.0 million unsecured line of credit through a large regional correspondent bank. In addition, West Bank has $110 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank was not utilizing any of those lines of credit at March 31, 2008. The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at March 31, 2008.

The Company’s total stockholders’ equity declined to $119.3 million at March 31, 2008, from $121.6 million at December 31, 2007. Total equity declined as dividend payments exceeded earnings in the first three months of 2008. Total shareholders' equity was 9.00 and 9.08 percent of total assets as of March 31, 2008, and December 31, 2007, respectively. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at March 31, 2008.

	Regulatory
	requirements to be:		Actual Regulatory
	Adequately	Well-	Capital Ratios as of:
	Capitalized	Capitalized	March 31, 2008	December 31, 2007
Total risk-based capital as % of risk-weighted assets:
Consolidated	8.0%	n/a	11.3%	11.1%
West Bank	8.0%	10.0%	11.0%	10.8%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	10.1%	10.3%
West Bank	4.0%	6.0%	8.9%	9.1%
Tier 1 capital as % average assets
Consolidated	4.0%	n/a	8.7%	8.9%
West Bank	4.0%	5.0%	7.7%	7.9%

On April 16, 2008, the Company’s Board of Directors authorized $5 million to be used during the following 12 months for the buy-back of Company common stock. During the three months ended March 31, 2008, 58,300 shares of its common stock were repurchased at an average price of $13.53 per share under the previous authorization.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2008, and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2007. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2008 changed when compared to 2007.

Effects of New Statements of Financial Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis. The Financial Accounting Standard Board (FASB) has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned, goodwill and intangible assets. The Company does not expect the final adoption of this Statement to have a material impact on its financial position or results of operations as the Company has limited derivative instrument activity.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This Statement is effective for the Company beginning on January 1, 2009. Earlier application is permitted, but is not required. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations as the Company has limited derivative instrument activity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information appearing above under the heading “Market Risk Management” is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its common shares during the fiscal quarter ended March 31, 2008:

Quarter ended March 31, 2008	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Amount of Shares that May Yet be Purchased Under the Plan (2)
January 1 through January 31, 2008	58,300	$13.53	58,300	$3,237
February 1 through February 29, 2008	-	-	-	3,237
March 1 through March 31, 2008	-	-	-	3,237
Total	58,300	$13.53	58,300	$3,237

(1)	All shares were purchased via open market transactions.
(2)
The stock buy-back plan was approved by the Board of Directors on April 18, 2007. The Company was authorized to purchase up to $5 million of common stock within a 12-month period ending April 17, 2008.

On April 16, 2008, the Board of Directors authorized an additional buy-back of Company stock over a 12-month period in an amount of up to $5 million.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits

3.1	Restated Articles of Incorporation of the Company(1)
3.2	Amendment to Bylaws of the Company(10)
10.1	Lease for Main Bank Facility(1)
10.2	Supplemental Agreement to Lease for Main Bank Facility(1)
10.3	Short-term Lease related to Main Bank Facility(1)
10.4	Assignment(1)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility(1)
10.6	Memorandum of Real Estate Contract(1)
10.7	Affidavit(1)

10.8	Addendum to Lease for Main Bank Facility(1)
10.9	Data Processing Contract(1)
10.10	Employment Contract for certain Executive Officers(1)
10.11	Intentionally omitted
10.12	Data Processing Contract Amendment(2)
10.13	Intentionally omitted
10.14	Intentionally omitted
10.15	The Employee Savings and Stock Ownership Plan, as amended(3)
10.16	Amendment to Lease Agreement(4)
10.17	Employment Agreement with Scott Eltjes(4)
10.18	Consulting Agreement with David L. Miller(6)
10.19	West Bancorporation, Inc. Restricted Stock Compensation Plan(5)
10.20	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen(7)
10.21	Assignment and Assumption of Lease and Consent to Assignment(8)
10.22	2007 Amendment to Lease Agreement(9)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the related exhibit filed with the Form 10 on March 11, 2002.
(2)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 26, 2003.
(3)	Incorporated herein by reference to the related exhibit filed with the Form S-8 on October 29, 2004.
(4)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 3, 2005.
(5)	Incorporated herein by reference to the definitive proxy statement 14A filed on March 10, 2005.
(6)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 6, 2005.
(7)	Incorporated herein by reference to the related exhibit filed with the Form 8-K on February 22, 2006.
(8)	Incorporated herein by reference to the related exhibit filed with the Form 10-K on March 8, 2006.
(9)	Incorporated herein by reference to the related exhibit filed with the Form 10-Q on May 4, 2007.
(10)	Incorporated herein by reference to the related exhibit filed with the Form 8-K on November 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

May 8, 2008	By:	/s/ Thomas E. Stanberry
Date		Thomas E. Stanberry
Chairman, President and Chief Executive Officer

May 8, 2008	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
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