Form 10-Q
period 2008-06-30
WEST BANCORPORATION INC
filed 2008-07-31
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 31, 2008, there were 17,403,882 shares of common stock, no par value outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
(in thousands, except share data)
Assets
Cash and due from banks	$55,657	$49,529
Federal funds sold and other short-term investments	6,453	414
Cash and cash equivalents	62,110	49,943
Securities available for sale	169,805	231,427
Federal Home Loan Bank stock, at cost	8,580	5,951
Total securities	178,385	237,378
Loans held for sale	2,229	1,858
Loans	1,057,830	983,565
Allowance for loan losses	(10,557)	(8,935)
Loans, net	1,047,273	974,630
Premises and equipment, net	5,043	5,181
Accrued interest receivable	6,199	7,829
Goodwill	24,930	24,930
Other intangible assets	1,772	2,131
Bank-owned life insurance	24,790	24,341
Other assets	16,136	11,747
Total assets	$1,368,867	$1,339,968

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Noninterest-bearing demand	$189,596	$196,698
Interest-bearing demand	88,868	85,027
Savings	226,574	243,405
Time of $100,000 or more	264,836	160,936
Other time	168,597	224,859
Total deposits	938,471	910,925
Federal funds purchased and securities sold under agreements to repurchase	122,833	166,930
Other short-term borrowings	1,500	2,672
Accrued expenses and other liabilities	15,111	14,216
Subordinated notes	20,619	20,619
Long-term borrowings	152,500	103,000
Total liabilities	1,251,034	1,218,362
Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares; 17,403,882 and 17,462,182 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	3,000	3,000
Additional paid-in capital	32,000	32,000
Retained earnings	86,614	87,084
Accumulated other comprehensive loss	(3,781)	(478)
Total stockholders' equity	117,833	121,606
Total liabilities and stockholders' equity	$1,368,867	$1,339,968

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans, including fees	$15,313	$17,932	$31,690	$35,036
Securities:
Government agencies and corporations	536	1,491	1,521	2,987
States and political subdivisions	967	936	1,910	1,906
Other	439	388	837	777
Federal funds sold and other short-term investments	75	271	235	560
Total interest income	17,330	21,018	36,193	41,266
Interest expense:
Demand deposits	233	452	523	777
Savings deposits	926	1,841	2,419	3,556
Time deposits	3,379	5,390	7,568	10,922
Federal funds purchased and securities sold under agreements to repurchase	714	1,780	1,978	3,455
Other short-term borrowings	5	63	34	71
Subordinated notes	367	367	734	730
Long-term borrowings	1,471	1,337	2,826	2,656
Total interest expense	7,095	11,230	16,082	22,167
Net interest income	10,235	9,788	20,111	19,099
Provision for loan losses	1,000	350	6,600	650
Net interest income after provision for loan losses	9,235	9,438	13,511	18,449
Noninterest income:
Service charges on deposit accounts	1,250	1,211	2,296	2,339
Trust services	204	188	398	369
Investment advisory fees	1,960	2,043	3,898	4,002
Increase in cash value of bank-owned life insurance	257	219	449	435
Net realized gains (losses) from sales of securities available for sale	-	(13)	5	(9)
Other income	498	387	959	769
Total noninterest income	4,169	4,035	8,005	7,905
Noninterest expense:
Salaries and employee benefits	3,634	3,355	7,365	6,971
Occupancy	899	897	1,799	1,831
Data processing	498	473	990	940
Other expenses	1,918	1,183	3,464	2,620
Total noninterest expense	6,949	5,908	13,618	12,362
Income before income taxes	6,455	7,565	7,898	13,992
Income taxes	1,941	2,438	2,010	4,421
Net income	$4,514	$5,127	$5,888	$9,571
Earnings per share, basic	$0.26	$0.29	$0.34	$0.55
Cash dividends per share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Six Months Ended June 30,
(in thousands, except per share data)	2008	2007
Common stock:
Beginning of year balance	$3,000	$3,000
End of period balance	3,000	3,000
Additional paid-in capital:
Beginning of year balance	32,000	32,000
End of period balance	32,000	32,000
Retained earnings:
Beginning of year balance	87,084	80,397
Net income	5,888	9,571
Dividends on common stock; per share amounts 2008 and 2007 - $0.32	(5,570)	(5,611)
Shares reacquired under the common stock repurchase plan	(788)	-
End of period balance	86,614	84,357
Accumulated other comprehensive loss:
Beginning of year balance	(478)	(1,585)
Unrealized losses on securities, net of tax	(3,303)	(1,418)
End of period balance	(3,781)	(3,003)
Total stockholders' equity	$117,833	$116,354

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Net income	$5,888	$9,571
Other comprehensive loss, unrealized losses on securities, net of reclassification adjustment, net of tax	(3,303)	(1,418)
Comprehensive income	$2,585	$8,153

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$5,888	$9,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,600	650
Net amortization and accretion	468	759
Loss on disposition of fixed assets	23	28
Net (gains) losses from sales of securities available for sale	(5)	9
Net gains from sales of loans held for sale	(220)	(38)
Proceeds from sales of loans held for sale	16,934	4,205
Originations of loans held for sale	(17,086)	(4,592)
Increase in value of bank-owned life insurance	(449)	(435)
Depreciation	457	458
Deferred income taxes	(539)	(53)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,630	(377)
Increase (decrease) in accrued expenses and other liabilities	895	(459)
Net cash provided by operating activities	14,596	9,726
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	104,176	10,624
Purchases of securities available for sale	(47,983)	(2,159)
Acquisition of Federal Home Loan Bank stock	(4,929)	(3,205)
Proceeds from redemption of Federal Home Loan Bank stock	2,299	320
Net change in loans	(79,923)	(32,926)
Proceeds from sale of premises and equipment	10	29
Purchases of premises and equipment	(353)	(351)
Change in other assets	(1,145)	643
Net cash used in investing activities	(27,848)	(27,025)
Cash Flows from Financing Activities:
Net change in deposits	27,546	(67,630)
Net change in federal funds purchased and securities sold under agreements to repurchase	(44,097)	34,714
Net change in other short-term borrowings	(1,172)	38,932
Proceeds from long-term borrowings	75,000	30,000
Principal payments on long-term borrowings	(25,500)	(11,900)
Payment for shares reacquired under common stock repurchase plan	(788)	-
Cash dividends	(5,570)	(5,611)
Net cash provided by financing activities	25,419	18,505
Net increase in cash and cash equivalents	12,167	1,206
Cash and Cash Equivalents:
Beginning	49,943	35,678
End	$62,110	$36,884
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$16,044	$22,799
Income taxes	3,751	3,989

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1. Basis of Presentation

The accompanying consolidated statements of income for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of stockholders’ equity, comprehensive income, and cash flows for the six months ended June 30, 2008 and 2007, and the consolidated balance sheets as of June 30, 2008 and December 31, 2007, include the accounts of the Holding Company, West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), and WB Capital Management Inc. All significant intercompany transactions and balances have been eliminated in consolidation. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, a subsidiary, West Bancorporation Capital Trust I (the Trust) is not consolidated with the Company. The results of the Trust are recorded on the books of the Company using the equity method of accounting.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

2. Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The weighted average number of shares outstanding for the three and six months ended June 30, 2008 was 17,403,882 and 17,406,473 respectively, and for the three and six months ended June 30, 2007 was 17,536,682.

3. Commitments

In the normal course of business, the Company enters into commitments to extend credit in the form of loan commitments and standby letters of credit to meet the financing needs of its customers. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit policies as are loans recorded on the balance sheet. For additional information on credit extension commitments and the characteristics of these obligations, see Note 13 of the Company’s 2007 consolidated financial statements (pages 53-55 of Appendix to Proxy Statement). The Company’s commitments as of the dates shown are approximately as follows:

	June 30, 2008	December 31, 2007
Commitments to extend credit	$311,210	$330,769
Standby letters of credit	18,188	22,682
	$329,398	$353,451

4. Impaired Loans and Allowance for Loan Losses

A loan is impaired when it is probable West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. The amount of impairment is included in the allowance for loan losses. The following is a recap of impaired loans at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Impaired loans without an allowance	$22,961	$5,469
Impaired loans with an allowance	2,139	-
Total impaired loans	$25,100	$5,469
Allowance for loan losses related to impaired loans	$1,208	$-

The following table reconciles the balance of non-accrual loans with impaired loans carried at fair value as of June 30, 2008:

Non-accrual loans	$13,332
Other impaired loans still accruing interest	11,768
Total impaired loans	$25,100

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Balance at beginning of period	$14,260	$8,743	$5,517	$8,935	$8,494	$441
Charge-offs	(4,740)	(331)	(4,409)	(5,121)	(486)	(4,635)
Recoveries	37	17	20	143	121	22
Net charge-offs	(4,703)	(314)	(4,389)	(4,978)	(365)	(4,613)
Provision charged to operations	1,000	350	650	6,600	650	5,950
Balance at end of period	$10,557	$8,779	$1,778	$10,557	$8,779	$1,778

5. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company’s primary business segments are banking and investment advisory services. The banking segment generates revenue primarily through interest and fees on loans, service charges on deposit accounts, interest on investment securities, and fees for trust services. The banking segment includes West Bank, the Holding Company, and related elimination entries between the two, as the Holding Company’s operation is similar to that of West Bank. The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments, and public entities. The investment advisory segment consists of WB Capital Management Inc. The “Other” column represents the elimination of intercompany balances. Selected financial information on the Company’s segments is presented below for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,
	2008				2007
	Segments				Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$17,330	$-	$-	$17,330	$21,018	$-	$-	$21,018
Interest expense	7,095	-	-	7,095	11,230	-	-	11,230
Net interest income	10,235	-	-	10,235	9,788	-	-	9,788
Provision for loan losses	1,000	-	-	1,000	350	-	-	350
Net interest income after provision for loan losses	9,235	-	-	9,235	9,438	-	-	9,438
Noninterest income	2,209	2,007	(47)	4,169	1,977	2,112	(54)	4,035
Noninterest expense	5,229	1,767	(47)	6,949	4,130	1,832	(54)	5,908
Income before income taxes	6,215	240	-	6,455	7,285	280	-	7,565
Income taxes	1,840	101	-	1,941	2,324	114	-	2,438
Net income	$4,375	$139	$-	$4,514	$4,961	$166	$-	$5,127

Depreciation and amortization	$238	$176	$-	$414	$216	$230	$-	$446

	Six months ended June 30,
	2008				2007
	Segments				Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$36,193	$-	$-	$36,193	$41,266	$-	$-	$41,266
Interest expense	16,082	-	-	16,082	22,167	-	-	22,167
Net interest income	20,111	-	-	20,111	19,099	-	-	19,099
Provision for loan losses	6,600	-	-	6,600	650	-	-	650
Net interest income after provision for loan losses	13,511	-	-	13,511	18,449	-	-	18,449
Noninterest income	4,104	3,996	(95)	8,005	3,888	4,125	(108)	7,905
Noninterest expense	10,190	3,523	(95)	13,618	8,676	3,794	(108)	12,362
Income before income taxes	7,425	473	-	7,898	13,661	331	-	13,992
Income taxes	1,811	199	-	2,010	4,285	136	-	4,421
Net income	$5,614	$274	$-	$5,888	$9,376	$195	$-	$9,571

Depreciation and amortization	$468	$349	$-	$817	$421	$465	$-	$886

Goodwill	$13,376	$11,554	$-	$24,930	$13,376	$11,554	$-	$24,930

Total assets	$1,355,443	$14,219	$(795)	$1,368,867	$1,280,432	$14,654	$(352)	$1,294,734

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

Level 3 uses unobservable inputs that are not corroborated by market data.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2008:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$169,805	$-	$169,805	$-
Equity indexed CD options	5,289	-	-	5,289
Total	$175,094	$-	$169,805	$5,289

Liabilities:
Equity indexed CD options	$5,289	$-	$-	$5,289
Total	$5,289	$-	$-	$5,289

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of June 30, 2008:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$25,100	$-	$-	$25,100

Total	$25,100	$-	$-	$25,100

Loans in the table above consist of impaired loans held for investment. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management uses original or updated appraised values and adjusts for trends observed in the market.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP is an amendment of SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

8. Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses (including the determination of the value of impaired loans), fair value of financial instruments, and the goodwill impairment assessment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratio. Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by or that include the words “believes,” “expects,” “should,” or “anticipates,” or references to estimates or similar expressions. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, including actions of the Securities and Exchange Commission and/or the Federal Reserve Board; and customers’ acceptance of the Company’s products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE AND SIX MONTHS ENDED JUNE 30, 2008
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including its wholly-owned subsidiaries, West Bank and WB Capital Management Inc. (“WB Capital”), and West Bank’s wholly-owned subsidiary, WB Funding Corporation. Consolidated results of operations for the three and six months ended June 30, 2008, are compared to the results for the same periods in 2007 and the consolidated financial condition of the Company at June 30, 2008, is compared to the December 31, 2007, position.

Net income for the three months ended June 30, 2008, was $4,514 compared to $5,127 for the three months ended June 30, 2007. Earnings per share were $0.26 and $0.29, respectively, for the same periods. The Company’s annualized return on average equity and return on average assets for the three months ended June 30, 2008, were 15.23 percent and 1.39 percent, respectively, compared to 17.80 percent and 1.55 percent, respectively, for the three months ended June 30, 2007.

Net income for the three months ended June 30, 2008, was $613 lower than the same period last year primarily due to a higher provision for loan losses and higher noninterest expenses. The provision for loan losses was $650 higher than the same period last year and noninterest expenses were $1,041 higher than in the three months ended June 30, 2007. Noninterest expense for the three months ended June 30, 2007, included net gains on the sale of other real estate owned. These increases were somewhat tempered by an increase in net interest income of $447.

For the first six months of 2008, net income was $5,888 compared to $9,571 for the first six months of 2007. Earnings per share were $0.34 and $0.55, respectively. The annualized return on average equity and return on average assets for the six months ended June 30, 2008, were 9.83 percent and 0.90 percent, respectively, compared to 16.84 percent and 1.47 percent, respectively, for the six months ended June 30, 2007.

The decline in year-to-date net income compared to the prior year is primarily due to the $5,950 increase in provision for loan losses. Partially offsetting the increase in provision for loan losses was a $1,012 increase in net interest income as the net interest margin improved by 18 basis points to 3.47 percent.

Year-to-date noninterest income was 1.3 percent higher than last year as an increase in gain on sale of residential mortgages sold into the secondary market and higher debit card and trust fees exceeded declines in investment advisory fees and service charges.

Non-interest expense increased 10.2 percent in the first six months of 2008 compared to 2007. The increase included higher salaries and benefits, the impact of writing down the value of one other real estate owned property compared to gains on the sale of other real estate in the prior year, increases in professional fees and marketing expenses, and the re-establishment of the FDIC assessment.

WB Capital’s year-to-date net income was $274 for the six months ended June 30, 2008 compared to $195 for the same period in 2007. Revenues were lower than a year ago because of reduced asset levels. Operating expenses at WB Capital were $271 lower during the first half of 2008 compared to the same 2007 period. This was accomplished through a concerted effort to reduce operating costs. WB Capital’s net income for the three months ended June 30, 2008, was $27 lower than in the same period of 2007 due to lower revenues.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2008, compared with the same periods in 2007.

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change	Change-%	2008	2007	Change	Change-%
Net income	$4,514	$5,127	$(613)	-12.0%	$5,888	$9,571	$(3,683)	-38.5%
Average assets	1,302,161	1,323,901	(21,740)	-1.6%	1,312,684	1,314,146	(1,462)	-0.1%
Average stockholders' equity	119,178	115,535	3,643	3.2%	120,444	114,608	5,836	5.1%

Return on assets	1.39%	1.55%	-0.16%		0.90%	1.47%	-0.57%

Return on equity	15.23%	17.80%	-2.57%		9.83%	16.84%	-7.01%

Efficiency ratio	46.65%	41.54%	5.11%		46.87%	44.46%	2.41%

Dividend payout ratio	61.69%	54.72%	6.97%		94.59%	58.63%	35.96%

Equity to assets ratio	9.15%	8.73%	0.42%		9.18%	8.72%	0.45%

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2008	2007	Change	Change-%	2008	2007	Change	Change-%	2008	2007	Change
Interest-earning assets:
Loans:
Commercial	$367,983	$348,949	$19,034	5.45%	$5,175	$6,961	$(1,786)	-25.66%	5.66%	8.00%	-2.34%
Real estate	641,854	583,496	58,358	10.00%	10,034	10,799	(765)	-7.08%	6.29%	7.42%	-1.13%
Consumer and other	14,537	14,141	396	2.80%	219	257	(38)	-14.79%	6.07%	7.28%	-1.21%
Total loans	1,024,374	946,586	77,788	8.22%	15,428	18,017	(2,589)	-14.37%	6.06%	7.63%	-1.57%

Investment securities:
Taxable	84,022	169,612	(85,590)	-50.46%	1,070	1,975	(905)	-45.82%	5.09%	4.66%	0.43%
Tax-exempt	87,808	87,288	520	0.60%	1,249	1,142	107	9.37%	5.69%	5.23%	0.46%
Total investment securities	171,830	256,900	(85,070)	-33.11%	2,319	3,117	(798)	-25.60%	5.40%	4.85%	0.55%

Federal funds sold and short-term investments	13,565	20,472	(6,907)	-33.74%	75	271	(196)	-72.32%	2.23%	5.30%	-3.07%
Total interest-earning assets	$1,209,769	$1,223,958	$(14,189)	-1.16%	17,822	21,405	(3,583)	-16.74%	5.92%	7.01%	-1.09%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$324,312	$306,375	$17,937	5.85%	1,159	2,293	(1,134)	-49.45%	1.44%	3.00%	-1.56%
Time deposits	354,778	424,504	(69,726)	-16.43%	3,379	5,390	(2,011)	-37.31%	3.83%	5.09%	-1.26%
Total deposits	679,090	730,879	(51,789)	-7.09%	4,538	7,683	(3,145)	-40.93%	2.69%	4.22%	-1.53%
Other borrowed funds	309,531	279,809	29,722	10.62%	2,557	3,547	(990)	-27.91%	3.32%	5.09%	-1.77%
Total interest-bearing liabilities	$988,621	$1,010,688	$(22,067)	-2.18%	7,095	11,230	(4,135)	-36.82%	2.89%	4.46%	-1.57%

Tax-equivalent net interest income					$10,727	$10,175	$552	5.43%
Net interest spread									3.03%	2.55%	0.48%
Net interest margin									3.56%	3.33%	0.23%

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2008	2007	Change	Change-%	2008	2007	Change	Change-%	2008	2007	Change
Interest-earning assets:
Loans:
Commercial	$364,130	$343,431	$20,699	6.03%	$11,048	$13,601	$(2,553)	-18.77%	6.10%	7.99%	-1.89%
Real estate	634,060	579,195	54,865	9.47%	20,412	21,072	(660)	-3.13%	6.47%	7.34%	-0.87%
Consumer and other	14,113	14,496	(383)	-2.64%	455	536	(81)	-15.11%	6.49%	7.46%	-0.97%
Total loans	1,012,303	937,122	75,181	8.02%	31,915	35,209	(3,294)	-9.36%	6.34%	7.58%	-1.24%

Investment securities:
Taxable	101,825	169,945	(68,120)	-40.08%	2,547	3,956	(1,409)	-35.62%	5.00%	4.66%	0.34%
Tax-exempt	86,802	89,102	(2,300)	-2.58%	2,442	2,331	111	4.76%	5.63%	5.23%	0.40%
Total investment securities	188,627	259,047	(70,420)	-27.18%	4,989	6,287	(1,298)	-20.65%	5.29%	4.85%	0.44%

Federal funds sold and short-term investments	18,403	21,439	(3,036)	-14.16%	235	560	(325)	-58.04%	2.57%	5.26%	-2.69%
Total interest-earning assets	$1,219,333	$1,217,608	$1,725	0.14%	37,139	42,056	(4,917)	-11.69%	6.12%	6.96%	-0.84%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$325,787	$297,762	$28,025	9.41%	2,942	4,333	(1,391)	-32.10%	1.82%	2.93%	-1.11%
Time deposits	365,820	432,846	(67,026)	-15.49%	7,568	10,922	(3,354)	-30.71%	4.16%	5.09%	-0.93%
Total deposits	691,607	730,608	(39,001)	-5.34%	10,510	15,255	(4,745)	-31.10%	3.06%	4.21%	-1.15%
Other borrowed funds	307,957	273,719	34,238	12.51%	5,572	6,912	(1,340)	-19.39%	3.64%	5.09%	-1.45%
Total interest-bearing liabilities	$999,564	$1,004,327	$(4,763)	-0.47%	16,082	22,167	(6,085)	-27.45%	3.24%	4.45%	-1.21%

Tax-equivalent net interest income					$21,057	$19,889	$1,168	5.87%
Net interest spread									2.88%	2.51%	0.37%
Net interest margin									3.47%	3.29%	0.18%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the three months ended June 30, 2008, was 3.56 percent, an increase of 23 basis points compared to the same quarter last year and 18 basis points higher than the first quarter of 2008. The increase from the prior quarter was due to a decline in deposit and borrowing rates which exceeded the decline in yields on loans, along with a significant change in the mix of earning assets. The Company’s tax-equivalent net interest income for the three months ended June 30, 2008, increased $552 compared to the three months ended June 30, 2007.

For the six months ended June 30, 2008, the net interest margin increased to 3.47 percent, which was an 18 basis point improvement compared to the six months ended June 30, 2007. The result was a $1,168 increase in tax-equivalent net interest income for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Tax-equivalent interest income and fees on loans declined $3,294 in the first six months of 2008 compared to the same period in 2007, as the drop in market rates exceeded the $75.2 million increase in the volume of outstanding loans. The average yield on loans declined to 6.34 percent for the first six months of 2008, compared to 7.58 percent for the same period in 2007. In general, market interest rates began to decline in September 2007 and continued to drop through April 2008. The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, and the amount of non-accrual loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Loan pricing in the Company’s market areas remains very competitive.

For the first six months of 2008, the average balance of investment securities was $70.4 million lower than in the first six months of 2007, while the yield increased 44 basis points. Investment securities totaling approximately $104 million matured or were called in the first six months of 2008 and approximately $48 million of investment securities were purchased during the same period.

The average rate paid on deposits for the first six months of 2008 declined to 3.06 percent from 4.21 percent for the same period last year. This decrease is primarily the result of a significant decline in market interest rates on interest-bearing checking, money market savings, and certificates of deposit. The average balance of time deposits declined in the first six months of 2008 compared to the same time period in 2007, as the Company has not been renewing maturing wholesale certificates of deposit as the cost of those deposits was higher than the cost of Federal Home Loan Bank (FHLB) advances. By the end of June 2008, West Bank had resumed bidding on public funds as a source of funding.

The average balance of borrowings for the first six months of 2008 was $34.2 million higher than a year ago. Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $4.6 million more than during the first six months of last year. The average rate paid on those borrowings declined 225 basis points in 2008 compared to the first six months of 2007. Average long-term borrowings increased $30.2 million, while the rates paid on those additional borrowings declined 75 basis points compared to 2007.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007, as well as common ratios related to the allowance for loan losses.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Balance at beginning of period	$14,260	$8,743	$5,517	$8,935	$8,494	$441
Charge-offs	(4,740)	(331)	(4,409)	(5,121)	(486)	(4,635)
Recoveries	37	17	20	143	121	22
Net charge-offs	(4,703)	(314)	(4,389)	(4,978)	(365)	(4,613)
Provision charged to operations	1,000	350	650	6,600	650	5,950
Balance at end of period	$10,557	$8,779	$1,778	$10,557	$8,779	$1,778

Average loans outstanding	$1,024,374	$946,586		$1,012,303	$937,122

Ratio of net charge-offs during the period to average loans outstanding	0.46%	0.03%		0.49%	0.04%
Ratio of allowance for loan losses to average loans outstanding	1.03%	0.93%		1.04%	0.94%

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

The provision for loan losses has increased significantly compared to a year ago. In April 2008, Iowa’s largest homebuilder and developer suspended business. As a result of the developer’s decision to cease operations, West Bank increased the allowance for loan losses by $5 million as of March 31, 2008. West Bank does not have any loans directly to the developer. However, West Bank had approximately $22 million in loans to closely related entities and individuals. Approximately $4 million of the loans are unsecured. The fact the developer has ceased operations limits the owners’ ability to repay the $4 million in unsecured loans, and the lack of availability of additional collateral led West Bank to the decision to charge them off during the three months ended June 30, 2008. Collection of these loans is being pursued through legal actions. Approximately $18 million of the loans are secured by first real estate mortgages, limited guarantees from parties related to the developer, and limited guarantees from parties not related to the developer.

During the three months ended June 30, 2008 an additional $1 million was added to the provision. This is $650 more than the second quarter of last year. The provision is higher this year because of the slow down in the residential and commercial real estate markets.

Net charge-offs during the first six months of 2008 were $4.6 million higher than in the same period in 2007. The majority of the charge-offs consisted of seven commercial loans totaling $4.5 million, including the $4 million discussed in the previous paragraph. The net charge-off ratio for the six months ended June 30, 2008, was 0.49 percent compared to 0.04 percent for the six months ended June 30, 2007. Significant efforts continue to be made to maximize recovery efforts.

The allowance for loan losses represented 78.0 percent of non-accrual loans and loans past due more than 90 days at June 30, 2008, compared to 152.0 percent at December 31, 2007. The ratio has declined due to the increase in non-accrual loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank’s Board of Directors. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or later acquired information. Futhermore, the general level of economic activity is always uncertain. Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent significant variances are shown.

	Three months ended June 30,
Noninterest income	2008	2007	Change	Change-%
Service charges on deposit accounts	$1,250	$1,211	$39	3.2%
Trust services	204	188	16	8.5%
Investment advisory fees	1,960	2,043	(83)	-4.1%
Increase in cash value of bank-owned life insurance	257	219	38	17.4%
Net realized gains (losses) from sales of securities	-	(13)	13	100.0%
Other:
Debit card usage fees	109	87	22	25.3%
Check printing fees	30	31	(1)	-3.2%
VISA/MasterCard income	55	53	2	3.8%
Gain on sale of residential mortgages	135	25	110	440.0%
All other	169	191	(22)	-11.5%
Total other	498	387	111	28.7%
Total noninterest income	$4,169	$4,035	$134	3.3%

	Six months ended June 30,
Noninterest income	2008	2007	Change	Change-%
Service charges on deposit accounts	$2,296	$2,339	$(43)	-1.8%
Trust services	398	369	29	7.9%
Investment advisory fees	3,898	4,002	(104)	-2.6%
Increase in cash value of bank-owned life insurance	449	435	14	3.2%
Net realized gains (losses) from sales of securities	5	(9)	14	155.6%
Other:
Debit card usage fees	204	169	35	20.7%
Check printing fees	63	67	(4)	-6.0%
VISA/MasterCard income	94	107	(13)	-12.2%
Gain on sale of residential mortgages	220	38	182	479.0%
All other	378	388	(10)	-2.6%
Total other	959	769	190	24.7%
Total noninterest income	$8,005	$7,905	$100	1.3%

Service charges on deposit accounts for the three months ended June 30, 2008, increased compared to the prior year. Lower market interest rates resulted in a lower earnings credit on commercial checking accounts which translates to higher service charge revenue. For the first six months of 2008 return check charges have declined more than the increase in commercial service charges as some customers have modified their check-writing habits resulting in fewer checks presented against non-sufficient funds.

Trust fees have increased compared to the prior year due to new business and additional assets added to existing accounts.

Investment advisory fees are fees earned by WB Capital. The slight decline in 2008 fees compared to 2007 was the result of lower fees from the Vintage mutual funds due to lower asset levels in the funds.

Debit card usage fees continued to improve as a result of higher utilization of this convenient payment method. In April 2008, West Bank began offering a new product which encourages the use of electronic payments and is expected to continue to add to this revenue source. Year-to-date VISA/MasterCard income declined as a result of lower transaction volumes in the first six months of 2008 compared to the same time period in 2007. However, income was up slightly in the three months ended June 30, 2008 compared to 2007.

The volume of originations of residential mortgages sold into the secondary market has increased significantly compared to 2007. The growth of this line of business is expected to continue as the result of hiring two additional loan originators in 2008.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three months ended June 30,
Noninterest expense:	2008	2007	Change	Change-%
Salaries and employee benefits	$3,634	$3,355	$279	8.3%
Occupancy	899	897	2	0.2%
Data processing	498	473	25	5.3%
Other expenses:
Insurance	58	66	(8)	-12.1%
Training	55	21	34	161.9%
Marketing	232	154	78	50.6%
Professional fees	294	152	142	93.4%
Director fees	83	76	7	9.2%
FDIC expense	153	28	125	446.4%
Other real estate owned expense	105	(263)	368	139.9%
Intangible amortization	183	214	(31)	-14.5%
All other	755	735	20	2.7%
Total other	1,918	1,183	735	62.1%
Total noninterest expense	$6,949	$5,908	$1,041	17.6%

	Six months ended June 30,
Noninterest expense:	2008	2007	Change	Change-%
Salaries and employee benefits	$7,365	$6,971	$394	5.7%
Occupancy	1,799	1,831	(32)	-1.7%
Data processing	990	940	50	5.3%
Other expenses:
Insurance	121	139	(18)	-12.9%
Training	110	46	64	139.1%
Marketing	419	258	161	62.4%
Professional fees	538	357	181	50.7%
Director fees	149	119	30	25.2%
FDIC expense	185	58	127	219.0%
Other real estate owned expense	91	(244)	335	137.3%
Intangible amortization	360	428	(68)	-15.9%
All other	1,491	1,459	32	2.2%
Total other	3,464	2,620	844	32.2%
Total noninterest expense	$13,618	$12,362	$1,256	10.2%

The increase in salaries and benefits resulted from hiring 14 new employees since June 30, 2007, 11 of whom are in business development roles, along with annual merit increases.

Occupancy expenses declined in the six months ended June 30, 2008, due to closing one lower traffic office in the Des Moines metropolitan area in the second quarter of 2007 and lower equipment depreciation. West Bank also discontinued renting space at a mall for three ATM’s. The Company continues to market excess space available in the facility in which WB Capital is located in West Des Moines. A portion of the space has been leased and rental payments began in April 2008. A site for a new office in Waukee has been leased, with groundbreaking occurring in July 2008 and an expected opening in February 2009.

Training expense has increased because of beginning an extensive sales training program for consumer branch bankers, commercial bankers, and the investment advisory sales force. Marketing expenses are up as a result of a retail sales campaign and a new product offering.

Professional fees increased due to legal fees and external audit and tax compliance related fees. Director fees increased in 2008 as the result of an April 2007 increase in quarterly retainer and meeting fees.

FDIC expense increased as a result of the re-establishment of the FDIC assessment. West Bank’s share of a one-time assessment credit was almost fully utilized by March 31, 2008.

Other real estate owned expense increased due to a write-down taken on one piece of property in the second quarter of 2008 and 2007 expense included gains on the sale of several other real estate properties. One sale of farmland in eastern Iowa resulted in a gain of $250 in the second quarter of 2007.

Income Tax Expense

The Company incurred income tax expense of $2.0 million for the six months ended June 30, 2008, compared with $4.4 million for the six months ended June 30, 2007. The effective income tax rates as a percent of income before taxes for the three months ended June 30, 2008 and 2007, was 30.0 percent and 32.2 percent, respectively, and was 25.4 percent and 31.6 percent, respectively, for the six months ended June 30, 2008 and 2007. The reduction in the effective rate was due to the sharp decline in income before income taxes in the first three months of 2008 combined with the effect of tax-exempt interest income and a Federal new market tax credit. In the second half of 2007, West Bank invested in a qualified community development entity which qualified West Bank for the credit. The credit, totaling $2,730, reduces income tax expense over a seven-year period.

FINANCIAL CONDITION

Total assets as of June 30, 2008, were approximately $1.4 billion, which was a 2.2 percent increase compared to December 31, 2007. Certain components of the balance sheet have changed significantly and are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined approximately $61.6 million from December 31, 2007, to $169.8 million at June 30, 2008. The decline was primarily the result of bonds being called due to the lower interest rate environment. West Bank purchased agency and municipal securities in the second quarter to partially offset the calls and scheduled maturities.

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

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of June 30, 2008, existing unrealized losses are considered to be temporary in nature due to market interest rate fluctuations, not in estimated cash flows, and the Company has the ability and the intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. Therefore, no other-than-temporary impairment adjustment has been recorded as of June 30, 2008.

At June 30, 2008, West Bank had a pooled trust preferred security that had a carrying value of $1.25 million after a pre-tax fair market value adjustment of $3.75 million. In accordance with Statement of Financial Accounting Standards number 115, the decline in fair market value has been charged against capital on an after income tax basis. Based on a cash flow analysis, management has concluded this security is not other than temporarily impaired. If subsequent cash flow analyses would indicate insufficient cash flow to repay the outstanding principal and interest or the credit rating of this security declined to BBB-, we would conclude the security is other than temporarily impaired and incur an impairment loss equal to the difference between original cost and the fair market value. The impairment loss would negatively impact net income; however, as previously noted, the fair market value adjustment at June 30, 2008, has already been recorded against capital.

Loans and Non-performing Assets

Loans outstanding increased approximately $74 million from December 31, 2007, to June 30, 2008. The increase was attributable to growth in commercial ($34.8 million), commercial real estate ($21.4 million), and one-to-four-family real estate construction loans ($15.3 million). West Bank has new loans in process which should result in similar loan growth in the third quarter of 2008.

The following table sets forth the amount of non-performing loans and assets carried by the Company and common ratio measurements of those items.

	June 30, 2008	December 31, 2007	Change
Non-accrual loans	$13,332	$5,469	$7,863
Loans past due 90 days and still accruing interest	204	408	(204)
Total non-performing loans	13,536	5,877	7,659
Other real estate owned	621	155	466
Total non-performing assets	$14,157	$6,032	$8,125

Non-performing loans to total loans	1.28%	0.60%	0.68%
Non-performing assets to total loans	1.34%	0.61%	0.73%
Non-performing assets to total assets	1.03%	0.45%	0.58%

Total non-performing assets have increased 134.7 percent since the end of 2007. The non-accrual category increased by $7.9 million during the first six months of 2008, with the majority of the increase related to loans to commercial real estate and construction developers. Loans transferred to non-accrual status during the three months ended June 30, 2008, included two loans totaling $3.4 million related to the defunct home builder discussed earlier in this report and a $1.7 million loan to a biofuels plant. The biofuels loan is a participation from another bank. The loan is performing, however, regulatory examiners at the originating bank recently required the loan to be placed on non-performing status. Other real estate owned increased by $.5 million as the result of the foreclosure of a townhouse construction project. The project is approximately 80 percent complete and a sale is pending. The value of the asset was written down approximately $70 in June 2008 to reduce the carrying value to the amount of the expected proceeds.

Reference is also made to the information and discussion earlier in this report under the heading of “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 4 and 6.

Deposits

Total deposits as of June 30, 2008, were approximately $938 million compared with $911 million as of December 31, 2007, an increase of 3.0 percent. Time deposits of $100,000 or more increased approximately $103.9 million as West Bank increased its reliance on public unit deposits to fund the increase in loans. Meanwhile, the majority of the reduction in other time deposits was attributable to the maturity of other wholesale deposits. In order to maintain core deposits, the Bank began an extensive sales campaign in April 2008, for a new product called “Reward Me Checking.” The new product pays a certificate of deposit-like rate if the customer performs a certain number of electronic banking transactions and agrees to receive his or her monthly statements electronically. In addition, West Bank is the banking partner for a new savings program called SmartyPig. SmartyPig is an innovative, internet-based savings and rewards program developed by SmartyPig, LLC. In return for assisting with the development efforts, West Bank has an 18 percent ownership interest in SmartyPig, LLC. An additional strategy for gathering and retaining core deposits was added in July 2008. New and current customers with a primary checking account at West Bank are eligible for a 50 basis point higher rate on time certificates.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $122.8 million at June 30, 2008, down from $166.9 million at December 31, 2007. The reduction was primarily in federal funds purchased, which includes federal funds purchased from regional and national correspondent banks as necessary for short-term liquidity needs and funds sold to West Bank by approximately 25 banks throughout Iowa as part of the correspondent bank services provided by West Bank. The balance of federal funds purchased from correspondent banks throughout Iowa will fluctuate depending upon the loan demand and investment strategy of those banks. The balance of other short-term borrowings consisted of Treasury, Tax, and Loan option notes. Long-term borrowings increased $49.5 million compared to December 31, 2007. The increase consisted of a $25 million, 10-year FHLB advance with an interest rate of 2.70 percent that is callable after three years, and a $25 million, 5-year FHLB advance with an interest rate of 2.17 percent that is callable after three months. The advances were used to fund loan growth and are being used as a lower cost alternative to wholesale deposits.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits, which include demand, money market, savings, and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $62.1 million as of June 30, 2008, compared with $49.9 million as of December 31, 2007. West Bank had additional borrowing capacity available from the FHLB of approximately $28.6 million at June 30, 2008, and the Company has a $5.0 million unsecured line of credit through a large regional correspondent bank. In addition, West Bank has $110 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had borrowed $24 million on those lines of credit at June 30, 2008. The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at June 30, 2008.

The Company’s total stockholders’ equity declined to $117.8 million at June 30, 2008, from $121.6 million at December 31, 2007. Total equity declined as earnings were only slightly above the amount of dividends paid, the Company repurchased stock, and accumulated comprehensive loss increased due to lower market values of available for sale securities. Total stockholders' equity was 8.61 percent and 9.08 percent of total assets as of June 30, 2008, and December 31, 2007, respectively. No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at June 30, 2008.

	Regulatory
	requirements to be:		Actual Regulatory
	Adequately	Well-	Capital Ratios as of:
	Capitalized	Capitalized	June 30, 2008	December 31, 2007
Total risk-based capital as % of risk-weighted assets
Consolidated	8.0%	n/a	10.7%	11.1%
West Bank	8.0%	10.0%	10.4%	10.8%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	9.8%	10.3%
West Bank	4.0%	6.0%	8.7%	9.1%
Tier 1 capital as % average assets
Consolidated	4.0%	n/a	9.0%	8.9%
West Bank	4.0%	5.0%	8.0%	7.9%

On April 16, 2008, the Company’s Board of Directors authorized $5 million to be used during the following 12 months for the buy-back of Company common stock. During the six months ended June 30, 2008, 58,300 shares of its common stock were repurchased at an average price of $13.53 per share under a previous authorization.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2008, and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2007. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2008 changed compared to 2007.

Effects of New Statements of Financial Accounting Standards

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis. The Financial Accounting Standard Board (FASB) has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned, goodwill, and intangible assets. The Company does not expect the final adoption of this Statement to have a material impact on its financial position or results of operations as the Company has limited derivative instrument activity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This Statement is effective for the Company beginning on January 1, 2009. Earlier application is permitted, but is not required. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations as the Company has limited derivative instrument activity.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP is an amendment of SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common shares during the second quarter of 2008 under the $5 million stock buy-back plan approved by the Board of Directors on April 16, 2008. On a year-to-date basis, 58,300 shares have been repurchased at a total cost of $788,805.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on April 17, 2008. The record date for determination of shareholders entitled to vote at the meeting was February 14, 2008. There were 17,403,882 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 15,820,348 shares or approximately 90.9 percent of the outstanding shares, were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I – Election of Directors

Eight directors were elected to serve for a one year term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

		Vote
	For	Withheld
Frank W. Berlin	15,617,026	203,321
Wendy L. Carlson	15,615,030	205,317
Orville E. Crowley	14,190,295	1,630,052
George D. Milligan	15,622,122	198,225
Robert G. Pulver	15,619,974	200,373
Thomas E. Stanberry	14,186,938	1,633,409
Jack G. Wahlig	14,189,976	1,630,371
Connie Wimer	13,608,641	2,211,706

Proposal II – Ratify the Appointment of Independent Registered Public Accounting Firm

			Vote
	For	Against	Withheld
McGladrey & Pullen, LLP	15,779,369	36,212	4,767

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Form 10 on March 11, 2002.)
3.2	Amendment to Bylaws of the Company (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on November 13, 2007.)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002.)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002.)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002.)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002.)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002.)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002.)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002.)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002.)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002.)
10.10	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002.)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003.)
10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004.)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005.)
10.14	Employment Agreement with Scott D. Eltjes (incorporated herein by reference to Exhibit 10.17 filed with the Form 10-K on March 3, 2005.)
10.15	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005.)
10.16	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005.)
10.17	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on February 22, 2006.)
10.18	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006.)
10.19	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007.)
10.20	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008.)
10.21	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008.)
10.22	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008.)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

July 31, 2008	By:	/s/ Thomas E. Stanberry
Date		Thomas E. Stanberry
Chairman, President and Chief Executive Officer

July 31, 2008	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	28
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	29
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31