Form 10-Q
period 2008-09-30
WEST BANCORPORATION INC
filed 2008-10-30
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☐ No ☒

As of October 29, 2008, there were 17,403,882 shares of common stock, no par value outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
(in thousands, except per share data)
Assets
Cash and due from banks	$25,204	$49,529
Federal funds sold and other short-term investments	87,188	414
Cash and cash equivalents	112,392	49,943
Securities available for sale	183,936	231,427
Federal Home Loan Bank stock, at cost	7,810	5,951
Total securities	191,746	237,378
Loans held for sale	77	1,858
Loans	1,093,402	983,565
Allowance for loan losses	(16,484)	(8,935)
Loans, net	1,076,918	974,630
Premises and equipment, net	4,842	5,181
Accrued interest receivable	7,326	7,829
Goodwill	24,930	24,930
Other intangible assets	1,588	2,131
Bank-owned life insurance	25,037	24,341
Other assets	18,889	11,747
Total assets	$1,463,745	$1,339,968

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Non-interest bearing demand	$187,606	$196,698
Interest-bearing demand	120,642	85,027
Savings	222,488	243,405
Time of $100,000 or more	219,148	160,936
Other time	368,889	224,859
Total deposits	1,118,773	910,925
Federal funds purchased and securities sold under agreements to repurchase	69,444	166,930
Other short-term borrowings	1,427	2,672
Accrued expenses and other liabilities	11,371	14,216
Subordinated notes	20,619	20,619
Long-term borrowings	127,250	103,000
Total liabilities	1,348,884	1,218,362

Stockholders' Equity

Common stock, no par value; authorized 50,000,000 shares; 17,403,882 and 17,462,182 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,000	3,000
Additional paid-in capital	32,000	32,000
Retained earnings	83,470	87,084
Accumulated other comprehensive loss	(3,609)	(478)
Total stockholders' equity	114,861	121,606
Total liabilities and stockholders' equity	$1,463,745	$1,339,968

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans, including fees	$15,986	$17,730	$47,676	$52,766
Securities:
Government agencies and corporations	667	1,468	2,188	4,455
States and political subdivisions	1,083	923	2,993	2,829
Other	413	393	1,250	1,170
Federal funds sold and other short-term investments	36	122	271	682
Total interest income	18,185	20,636	54,378	61,902

Interest expense:
Demand deposits	334	584	857	1,361
Savings deposits	897	1,761	3,316	5,317
Time deposits	4,173	5,306	11,741	16,228
Federal funds purchased and securities sold under agreements to repurchase	587	1,597	2,565	5,052
Other short-term borrowings	4	144	38	215
Subordinated notes	371	371	1,105	1,101
Long-term borrowings	1,433	1,220	4,259	3,876
Total interest expense	7,799	10,983	23,881	33,150
Net interest income	10,386	9,653	30,497	28,752
Provision for loan losses	7,000	500	13,600	1,150
Net interest income after provision for loan losses	3,386	9,153	16,897	27,602

Noninterest income:
Service charges on deposit accounts	1,287	1,244	3,583	3,583
Trust services	207	195	605	564
Investment advisory fees	1,883	1,968	5,781	5,970
Increase in cash value of bank-owned life insurance	248	226	697	661
Securities gains, net	66	11	71	2
Investment securities impairment loss	(1,725)	-	(1,725)	-
Other income	605	485	1,772	1,407
Total noninterest income	2,571	4,129	10,784	12,187

Noninterest expense:
Salaries and employee benefits	3,623	3,354	10,988	10,325
Occupancy	901	879	2,700	2,710
Data processing	563	552	1,761	1,645
Other expenses	2,368	1,431	5,832	4,051
Total noninterest expense	7,455	6,216	21,281	18,731
Income (loss) before income taxes	(1,498)	7,066	6,400	21,058
Income taxes (benefits)	(1,138)	2,119	872	6,540
Net income (loss)	$(360)	$4,947	$5,528	$14,518
Earnings (loss) per share, basic	$(0.02)	$0.28	$0.32	$0.83
Cash dividends per share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(unaudited)

	Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007
Common stock:
Beginning of year balance	$3,000	$3,000
End of period balance	3,000	3,000
Additional paid-in capital:
Beginning of year balance	32,000	32,000
End of period balance	32,000	32,000
Retained earnings:
Beginning of year balance	87,084	80,397
Net income	5,528	14,518
Dividends on common stock; per share amounts 2008 and 2007 - $0.48	(8,354)	(8,417)
Shares reacquired under the common stock repurchase plan	(788)	-
End of period balance	83,470	86,498
Accumulated other comprehensive loss:
Beginning of year balance	(478)	(1,585)
Unrealized gains (losses) on securities, net of tax	(3,131)	132
End of period balance	(3,609)	(1,453)
Total stockholders' equity	$114,861	$120,045

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net Income	$5,528	$14,518
Other comprehensive income (loss), unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	(3,131)	132
Comprehensive income	$2,397	$14,650

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$5,528	$14,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,600	1,150
Net amortization and accretion	757	1,120
Loss on disposition of fixed assets	23	35
Net gains from sales of securities available for sale	(71)	(2)
Investment securities impairment loss	1,725	-
Net gains from sales of loans held for sale	(353)	(87)
Proceeds from sales of loans held for sale	25,235	8,944
Originations of loans held for sale	(23,101)	(9,862)
Increase in value of bank-owned life insurance	(697)	(661)
Depreciation	682	691
Deferred income taxes	(2,758)	64
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	502	(791)
(Decrease) increase in accrued expenses and other liabilities	(2,846)	1,254
Net cash provided by operating activities	18,226	16,373
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	111,954	19,092
Purchases of securities available for sale	(71,376)	(4,873)
Acquisition of Federal Home Loan Bank stock	(5,264)	(5,430)
Proceeds from redemption of Federal Home Loan Bank stock	3,405	2,100
Net increase in loans	(119,930)	(39,019)
Proceeds from sales of premises and equipment	10	29
Purchases of premises and equipment	(375)	(689)
Change in other assets	1,574	(1,235)
Net cash used in investing activities	(80,002)	(30,025)
Cash Flows from Financing Activities:
Net change in deposits	207,848	(67,116)
Net change in federal funds purchased and securities sold under agreements to repurchase	(97,486)	21,726
Net change in other short-term borrowings	(1,245)	48,745
Proceeds from long-term borrowings	75,000	30,000
Principal payments on long-term borrowings	(50,750)	(12,150)
Payment for shares reacquired under common stock repurchase plan	(788)	-
Cash dividends	(8,354)	(8,417)
Net cash provided by financing activities	124,225	12,788
Net increase (decrease) in cash and cash equivalents	62,449	(864)
Cash and Cash Equivalents:
Beginning	49,943	35,678
End	$112,392	$34,814
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,351	$32,877
Income taxes	3,751	6,336

See accompanying notes to consolidated financial statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1. Basis of Presentation

The accompanying consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, the consolidated statements of stockholders’ equity, comprehensive income, and cash flows for the nine months ended September 30, 2008 and 2007, and the consolidated balance sheets as of September 30, 2008 and December 31, 2007, include the accounts of the Company, West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), and WB Capital Management Inc. All significant intercompany transactions and balances have been eliminated in consolidation. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, a subsidiary, West Bancorporation Capital Trust I (the Trust) is not consolidated with the Company. The results of the Trust are recorded on the books of the Company using the equity method of accounting.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the results of cash flows for the nine months ended September 30, 2008 and 2007.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

Certain items in the financial statements as of September 30, 2007 were reclassified to be consistent with the classifications used in the September 30, 2008 financial statements. The reclassification has no effect on net income or stockholders’ equity.

2. Earnings per Common Share

Earnings per share represent income available to common shareholders divided by the weighted average number of shares outstanding during the period. The Company has no common equivalent shares that could cause dilution. The weighted average number of shares outstanding for the three and nine months ended September 30, 2008, was 17,403,882 and 17,405,603, respectively, and the weighted average number of shares outstanding for the three and nine months ended September 30, 2007 was 17,536,682.

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

	September 30, 2008	December 31, 2007
Commitments to extend credit	$326,270	$330,769
Standby letters of credit	17,193	22,682
	$343,463	$353,451

4. Other than Temporary Impairment on Securities

In September 2008, the Company recognized a $1,725 write-down of an investment in a senior unsecured note issued by Lehman Brothers Holdings, Inc. resulting in an “other than temporary” impairment. The carrying value of the $2 million note was written down to $275.

5. Impaired Loans and Allowance for Loan Losses

A loan is impaired when it is probable West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. The amount of the impairment is included in the allowance for loan losses. The following is a recap of impaired loans at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Impaired loans without an allowance	$15,555	$5,469
Impaired loans with an allowance	11,883	-
Total impaired loans	$27,438	$5,469
Allowance for loan losses related to impaired loans	$4,490	$-

The following table reconciles the balance of non-accrual loans with impaired loans carried at fair value as of September 30, 2008:

Non-accrual loans	$19,317
Other impaired loans still accruing interest	8,121
Total impaired loans	$27,438

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Balance at beginning of period	$10,557	$8,779	$1,778	$8,935	$8,494	$441
Charge-offs	(1,118)	(390)	(728)	(6,239)	(876)	(5,363)
Recoveries	45	16	29	188	137	51
Net charge-offs	(1,073)	(374)	(699)	(6,051)	(739)	(5,312)
Provision charged to operations	7,000	500	6,500	13,600	1,150	12,450
Balance at end of period	$16,484	$8,905	$7,579	$16,484	$8,905	$7,579

6. Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company’s primary business segments are banking and investment advisory services. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, and fees for trust services. The banking segment includes West Bank, the Company, and related elimination entries between the two, as the Company’s operation is similar to that of West Bank. The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments, and public entities. The investment advisory segment consists of WB Capital Management Inc. The “Other” column represents the elimination of intercompany balances. Selected financial information on the Company’s segments is presented below for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,
	2008				2007
	Segments				Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$18,186	$-	$(1)	$18,185	$20,636	$-	$-	$20,636
Interest expense	7,799	1	(1)	7,799	10,983	-	-	10,983
Net interest income	10,387	(1)	-	10,386	9,653	-	-	9,653
Provision for loan losses	7,000	-	-	7,000	500	-	-	500
Net interest income after
provision for loan losses	3,387	(1)	-	3,386	9,153	-	-	9,153
Noninterest income	687	1,933	(49)	2,571	2,160	2,015	(46)	4,129
Noninterest expense	5,271	2,233	(49)	7,455	4,567	1,695	(46)	6,216
Income (loss) before
income taxes	(1,197)	(301)	-	(1,498)	6,746	320	-	7,066
Income taxes	(1,015)	(123)	-	(1,138)	1,985	134	-	2,119
Net income (loss)	$(182)	$(178)	$-	$(360)	$4,761	$186	$-	$4,947

Depreciation and amortization	$231	$177	$-	$408	$224	$223	$-	$447

	Nine months ended September 30,
	2008				2007
	Segments				Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$54,379	$-	$(1)	$54,378	$61,902	$-	$-	$61,902
Interest expense	23,881	1	(1)	23,881	33,150	-	-	33,150
Net interest income	30,498	(1)	-	30,497	28,752	-	-	28,752
Provision for loan losses	13,600	-	-	13,600	1,150	-	-	1,150
Net interest income after
provision for loan losses	16,898	(1)	-	16,897	27,602	-	-	27,602
Noninterest income	4,999	5,929	(144)	10,784	6,201	6,140	(154)	12,187
Noninterest expense	15,669	5,756	(144)	21,281	13,396	5,489	(154)	18,731
Income before income taxes	6,228	172	-	6,400	20,407	651	-	21,058
Income taxes	796	76	-	872	6,270	270	-	6,540
Net income	$5,432	$96	$-	$5,528	$14,137	$381	$-	$14,518

Depreciation and amortization	$699	$526	$-	$1,225	$645	$688	$-	$1,333

Goodwill	$13,376	$11,554	$-	$24,930	$13,376	$11,554	$-	$24,930

Total assets	$1,450,242	$14,125	$(622)	$1,463,745	$1,282,997	$14,338	$(107)	$1,297,228

7. Fair Value Measurements

Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which requires disclosure for those assets and liabilities carried in the balance sheet on a fair value basis. The FASB has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned, goodwill, and intangible assets.

In October 2008 the FASB issued Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset in a Market that is not Active, which amended SFAS No. 157. The FSP clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. FSP No. 157-3 was adopted effective as of September 30, 2008.

Three categories of the Company’s balance sheet contain assets and liabilities that are recorded at fair value on a recurring basis. Those categories are: 1) securities available for sale, 2) other assets and 3) other liabilities. Within other assets and other liabilities, equity indexed certificate of deposit derivatives are recorded at fair value.

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

Level 3 uses unobservable inputs that are not corroborated by market data.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2008:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$183,936	$-	$181,314	$2,622
Equity indexed CD options	3,495	-	-	3,495
Total	$187,431	$-	$181,314	$6,117

Liabilities:
Equity indexed CD options	$3,495	$-	$-	$3,495
Total	$3,495	$-	$-	$3,495

The following table presents the changes in securities available for sale with significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Securities Available
for Sale
Beginning balance	$-
Transfers into level 3	4,100
Total gains or losses:
Included in earnings	-
Included in other comprehensive income	(1,478)
Ending balance	$2,622

The table above includes one pooled trust preferred security which was transferred to Level 3 during the three months ended September 30, 2008. Market pricing for this security varies widely from one pricing service to another based on a lack of trading so it was considered to no longer have readily observable market data. The fair value as of September 30, 2008, was determined by discounting the expected cash flows over the life of the security. The discount rate was determined by deriving a discount rate as of December 31, 2007, when the markets were considered more active for this type of security. To this estimated discount rate, additions were made for more illiquid markets and increased credit risk.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of September 30, 2008:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$22,948	$-	$-	$22,948

Total	$22,948	$-	$-	$22,948

Loans in the table above consist of impaired loans held for investment less the portion of the allowance for loan losses related to these loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management uses original or updated appraised values and adjusts for trends observed in the market.

8. Current Accounting Developments

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP is an amendment of SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and Financial Interpretation (FIN) No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The amendment of SFAS No. 133 will require disclosure of information about credit derivatives to enable users of financial statements to assess their potential effect on a Company’s financial position, financial performance, and cash flows. The amendment of FIN No. 45 will require disclosure of the current status of the payment/performance risk of a guarantee. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations due to its minimal use of derivative instruments and having no guarantees of the indebtedness of other entities.

9. Use of Estimates in the Preparation of Financial Statements

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

10. Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to fair value of available for sale investment securities and the allowance for loan losses.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other than temporary.” Declines in fair value of available for sale securities below their cost that are deemed “other than temporary” are reflected in earnings as impairment losses. In estimating “other than temporary” impairment losses, management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratios. Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by or that include the words “believes,” “expects,” “should,” or “anticipates,” or references to estimates or similar expressions. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, including actions of the Securities and Exchange Commission and/or the Federal Reserve Board; and customers’ acceptance of the Company’s products and services. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including its wholly-owned subsidiaries West Bank and WB Capital Management Inc. (“WB Capital”) and West Bank’s wholly-owned subsidiary, WB Funding Corporation. Consolidated results of operations for the three and nine months ended September 30, 2008, are compared to the results for the same periods in 2007, and the consolidated financial condition of the Company at September 30, 2008, is compared to the December 31, 2007, position.

The Company reported a net loss of $360 for the three months ended September 30, 2008, compared to net income of $4,947 for the same period in 2007. Earnings per share were -$0.02 and $0.28, respectively, for the same periods. The Company’s annualized return on average equity and return on average assets for the three months ended September 30, 2008 were -1.22 percent and -0.10 percent, respectively, compared to 16.76 percent and 1.51 percent, respectively, for the three months ended September 30, 2007.

The net loss for the three months ended September 30, 2008, was caused in substantial part by a $7,000 provision for loan losses, recognition of a $1,725 investment security impairment loss on a Lehman Brothers Holdings, Inc. unsecured note, and the decision at WB Capital to purchase a defaulted Lehman Brothers Holdings, Inc. bond from the WB Capital Liquid Assets Fund, a money market mutual fund, to prevent the fund from “breaking the buck,” which resulted in recognizing a loss of $443 related to this item. The provision for loan losses was $6,500 higher than in the three months ended September 30, 2007, and included a provision of $4,000 against two loans to a customer that had been the victim of a substantial fraud and conversion of all of its assets. That remains the best estimate of West Bank’s loss at this time, but the final loss may be different depending on the ultimate proceeds from liquidation of assets turned over by the borrower and guarantor. Offsetting these negative items were a $733 increase in net interest income and a $167 increase in noninterest income, exclusive of the impairment loss, compared to the three months ended September 30, 2007. Without the three unusual items noted above, net income for the quarter would have been approximately $3,440.

For the first nine months of 2008, net income declined to $5,528 compared to $14,518 for the first nine months of 2007. Earnings per share were $0.32 and $0.83 per share, respectively. The annualized return on average assets was 0.55 percent for the first nine months of 2008 compared to 1.48 percent for the first nine months of 2007. The annualized return on average equity was 6.18 percent for the first nine months of 2008 compared to 16.81 percent for the first nine months of 2007.

The decline in year-to-date net income compared to prior year was primarily due to the $12,450 increase in provision for loan losses and the previously mentioned $1,725 investment security impairment. Partially offsetting these items was a $1,745 increase in net interest income as the net interest margin improved by 14 basis points to 3.44 percent.

Year-to-date noninterest income, excluding the impairment loss, was slightly higher than last year as increases in debit card usage fees and gain on sale of residential mortgages into the secondary market exceeded a decline in revenue from investment advisory fees. Realized gains on the sale of investment securities totaled $71 in the first nine months of 2008 compared to realized gains of $2 during the first nine months of 2007.

Year-to-date noninterest expense for the nine months ended September 30, 2008, was $2,550 higher than the prior year. The increase included higher salaries and benefits, the impact of writing down the value of a foreclosed real estate property compared to gains on the sale of foreclosed real estate in the prior year, increases in professional fees and marketing expenses, the re-establishment of the FDIC assessment, and the previously mentioned loss recognized at WB Capital.

WB Capital’s year-to-date net income was $96 for the nine months ended September 30, 2008, compared to $381 for the same period in 2007. Revenues were lower than a year ago because of reduced asset under management levels. Operating expenses were $267 higher during the first nine months of 2008 compared to the same 2007 period due to the support provided to the Liquid Assets Fund described above.

The Company and its subsidiaries do not own any Federal Home Loan Mortgage Corporation or Federal National Mortgage Association preferred stock.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2008, compared with the same periods in 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	Change-%	2008	2007	Change	Change-%
Net income (loss)	$(360)	$4,947	$(5,307)	-107.3%	$5,528	$14,518	$(8,990)	-61.9%
Average assets	1,388,016	1,295,973	92,043	7.1%	1,337,978	1,308,022	29,956	2.3%
Average stockholders'
equity	117,727	117,111	616	0.5%	119,532	115,451	4,081	3.5%

Return on assets	-0.10%	1.51%	-1.61%		0.55%	1.48%	-0.93%

Return on equity	-1.22%	16.76%	-17.98%		6.18%	16.81%	-10.63%

Efficiency ratio	49.18%	43.92%	5.26%		47.90%	44.48%	3.42%

Dividend payout ratio	NM	57.07%	NM		148.82%	57.98%	90.84%

Equity to assets ratio	8.48%	9.04%	-0.56%		8.93%	8.83%	0.10%

NM - Not meaningful

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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2008	2007	Change	Change-%	2008	2007	Change	Change-%	2008	2007	Change
Interest-earning assets:
Loans:
Commercial	$416,689	$355,937	$60,752	17.07%	$5,841	$7,141	$(1,300)	-18.20%	5.58%	7.96%	-2.38%
Real estate	663,213	570,807	92,406	16.19%	10,046	10,430	(384)	-3.68%	6.03%	7.25%	-1.22%
Consumer and other	14,391	13,864	527	3.80%	217	243	(26)	-10.70%	6.00%	6.95%	-0.95%
Total loans	1,094,293	940,608	153,685	16.34%	16,104	17,814	(1,710)	-9.60%	5.85%	7.51%	-1.66%

Investment securities:
Taxable	91,712	165,673	(73,961)	-44.64%	1,174	1,955	(781)	-39.95%	5.12%	4.72%	0.40%
Tax-exempt	96,733	84,987	11,746	13.82%	1,415	1,129	286	25.33%	5.85%	5.31%	0.54%
Total investment securities	188,445	250,660	(62,215)	-24.82%	2,589	3,084	(495)	-16.05%	5.50%	4.92%	0.58%

Federal funds sold and short-term investments	7,154	9,436	(2,282)	-24.18%	36	122	(86)	-70.49%	2.00%	5.16%	-3.16%
Total interest-earning assets	$1,289,892	$1,200,704	$89,188	7.43%	18,729	21,020	(2,291)	-10.90%	5.78%	6.95%	-1.17%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$325,101	$307,868	$17,233	5.60%	1,231	2,345	(1,114)	-47.51%	1.51%	3.02%	-1.51%
Time deposits	476,489	413,175	63,314	15.32%	4,173	5,306	(1,133)	-21.35%	3.48%	5.10%	-1.62%
Total deposits	801,590	721,043	80,547	11.17%	5,404	7,651	(2,247)	-29.37%	2.68%	4.21%	-1.53%
Other borrowed funds	272,084	263,355	8,729	3.31%	2,395	3,332	(937)	-28.12%	3.50%	5.02%	-1.52%
Total interest-bearing liabilities	$1,073,674	$984,398	$89,276	9.07%	7,799	10,983	(3,184)	-28.99%	2.89%	4.43%	-1.54%

Tax-equivalent net interest income					$10,930	$10,037	$893	8.90%
Net interest spread									2.89%	2.52%	0.37%
Net interest margin									3.37%	3.32%	0.05%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2008	2007	Change	Change-%	2008	2007	Change	Change-%	2008	2007	Change
Interest-earning assets:
Loans:
Commercial	$381,777	$347,645	$34,132	9.82%	$16,889	$20,741	$(3,852)	-18.57%	5.91%	7.98%	-2.07%
Real estate	643,849	576,368	67,481	11.71%	30,458	31,503	(1,045)	-3.32%	6.32%	7.31%	-0.99%
Consumer and other	14,206	14,283	(77)	-0.54%	672	779	(107)	-13.74%	6.32%	7.29%	-0.97%
Total loans	1,039,832	938,296	101,536	10.82%	48,019	53,023	(5,004)	-9.44%	6.17%	7.56%	-1.39%

Investment securities:
Taxable	98,430	168,505	(70,075)	-41.59%	3,720	5,911	(2,191)	-37.07%	5.04%	4.68%	0.36%
Tax-exempt	90,136	87,716	2,420	2.76%	3,857	3,460	397	11.47%	5.71%	5.26%	0.45%
Total investment securities	188,566	256,221	(67,655)	-26.40%	7,577	9,371	(1,794)	-19.14%	5.36%	4.88%	0.48%

Federal funds sold and short-term investments	14,626	17,394	(2,768)	-15.91%	271	682	(411)	-60.26%	2.48%	5.24%	-2.76%
Total interest-earning assets	$1,243,024	$1,211,911	$31,113	2.57%	55,867	63,076	(7,209)	-11.43%	6.00%	6.96%	-0.96%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$325,557	$301,168	$24,389	8.10%	4,173	6,678	(2,505)	-37.51%	1.71%	2.96%	-1.25%
Time deposits	402,979	426,217	(23,238)	-5.45%	11,741	16,228	(4,487)	-27.65%	3.89%	5.09%	-1.20%
Total deposits	728,536	727,385	1,151	0.16%	15,914	22,906	(6,992)	-30.52%	2.92%	4.21%	-1.29%
Other borrowed funds	295,912	270,226	25,686	9.51%	7,967	10,244	(2,277)	-22.23%	3.60%	5.07%	-1.47%
Total interest-bearing liabilities	$1,024,448	$997,611	$26,837	2.69%	23,881	33,150	(9,269)	-27.96%	3.11%	4.44%	-1.33%

Tax-equivalent net interest income					$31,986	$29,926	$2,060	6.88%
Net interest spread									2.89%	2.52%	0.37%
Net interest margin									3.44%	3.30%	0.14%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period. The net interest margin for the third quarter of 2008 was 3.37 percent, a 5 basis point increase compared to the same quarter last year and a 19 basis point decline from the second quarter of 2008.

The Company’s tax-equivalent net interest income for the nine months ended September 30, 2008, increased $2,060 compared to the nine months ended September 30, 2007. The net interest margin for the first nine months of 2008 increased to 3.44 percent compared to 3.30 percent for the same period in 2007. The net interest margin is expected to decline somewhat for the remainder of 2008 as the result of the Federal Reserve’s one-half percent cut in the targeted Federal funds rate on October 8, 2008. The West Bank prime rate of interest declined by the same amount.

Tax-equivalent interest income and fees on loans declined $5,004 in the first nine months of 2008 compared to the same period in 2007, as the combination of lower rates, reversals of previously accrued interest on loans charged off, and a higher volume of non-accrual loans exceeded the impact of the $101.5 million increase in the average volume of outstanding loans. The average yield on loans declined to 6.17 percent for the first nine months of 2008, compared to 7.56 percent for the same period in 2007. The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of non-accrual loans, and reversals of previously accrued interest on charged-off loans. The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans. Loan pricing in the Company’s market areas remains very competitive.

Through September 30, 2008, the average balance of investment securities was $67.7 million lower than in the first nine months of 2007, while the yield increased 48 basis points. Investment securities totaling approximately $112 million were sold, called, or matured in the first nine months of 2008 and approximately $71 million of investment securities were purchased during the same period.

The average rate paid on deposits for the first nine months of 2008 declined to 2.92 percent from 4.21 percent for the same period last year. This decline is primarily the result of a significant decline in market interest rates on interest-bearing checking, money market savings, and certificates of deposit. The average balance of time deposits declined in the first nine months of 2008 compared to the same time period in 2007, as West Bank bid less aggressively on public unit funds than in the prior year. By September 30, 2008, however, the amount of brokered time deposits had increased significantly, and is expected to stay higher as more customers are participating in the CDARS program to ensure the safety of their deposits. CDARS is a program that coordinates a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

The average rate paid on other borrowings declined by 147 basis points compared to the first nine months of 2007. The average balance of borrowings for the first nine months of 2008 was $25.7 million higher than a year ago. The average rate paid on overnight borrowings declined 240 basis points while the average balance declined $3.1 million. Average long-term borrowings increased $32.7 million, while the rates paid on borrowings declined 74 basis points compared to 2007.

Provision for Loan Losses and the Related Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007, as well as common ratios related to the allowance for loan losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Balance at beginning of period	$10,557	$8,779	$1,778	$8,935	$8,494	$441
Charge-offs	(1,118)	(390)	(728)	(6,239)	(876)	(5,363)
Recoveries	45	16	29	188	137	51
Net charge-offs	(1,073)	(374)	(699)	(6,051)	(739)	(5,312)
Provision charged to operations	7,000	500	6,500	13,600	1,150	12,450
Balance at end of period	$16,484	$8,905	$7,579	$16,484	$8,905	$7,579

Average loans outstanding	$1,094,293	$940,608		$1,039,832	$938,296

Ratio of net charge-offs during the period to average loans outstanding	0.10%	0.04%		0.58%	0.08%
Ratio of allowance for loan losses to average loans outstanding	1.51%	0.95%		1.59%	0.95%

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

The provision for loan losses has increased significantly in the three and nine months ended September 30, 2008 compared to the same time periods last year. During the third quarter of 2008, a customer informed West Bank that one of his companies had been the victim of a substantial fraud and conversion of all of its assets. West Bank has two loans to the company with balances totaling approximately $11.4 million, which are secured by accounts receivable and inventory and personally guaranteed by the owner. The accounts receivable and inventory have been deemed worthless. The guarantor continues to indicate willingness to turn over personal assets to satisfy part of the corporate loans. Management has estimated the liquidation value of the additional assets provided to West Bank will result in an impairment of approximately $4.0 million. The provision for loan losses for the third quarter included this amount. The remaining $3.0 million of provision for the three months ended September 30, 2008, was determined after evaluating all watch list loans, applying higher than historical net charge-off percentages to the portfolio, and other considerations based on the weakening economy.

Earlier in 2008, Iowa’s largest homebuilder and developer suspended business. As a result of the developer’s decision to cease operations, West Bank increased the allowance for loan losses by $5 million as of March 31, 2008. West Bank did not have any loans directly to the developer. However, West Bank had approximately $22 million in loans to closely related entities and individuals. Approximately $4 million of the loans were unsecured and were charged off during the second quarter. Collection of these loans is being pursued through legal actions, although substantial recovery is doubtful. Approximately $18 million of the loans were secured by first real estate mortgages, limited guarantees from parties related to the developer, and limited guarantees from parties not related to the developer.

Approximately $6.6 million of these loans were foreclosed upon and transferred to other real estate owned during the third quarter and approximately $2.5 million of this amount has been sold as of September 30, 2008. Additional charge-offs totaling $472 were taken during the three months ended September 30, 2008, when these loans were transferred to other real estate owned. As of September 30, 2008, approximately $8.1 million of loans related to this developer remain in the loan portfolio.

Net charge-offs during the first nine months of 2008 were $5,312 higher than in the same period in 2007. The majority of the year-to-date charge-offs were related to the developer discussed above and to two other construction companies. The ratio of net charge-offs to average loans for the nine months ended September 30, 2008, was 0.58 percent compared to 0.08 percent for the nine months ended September 30, 2007. Significant efforts continue to maximize recoveries.

The allowance for loan losses represented 84.5 percent of non-accrual loans and loans past due more than 90 days and still accruing interest at September 30, 2008, compared to 152.0 percent at December 31, 2007. The ratio has declined due to the increase in non-accrual loans.

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

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or later acquired information. Furthermore, changes in future economic activity are always uncertain. Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent significant variances are shown.

	Three Months Ended September 30,
	2008	2007	Change	Change-%
Noninterest income:
Service charges on deposit accounts	$1,287	$1,244	$43	3.5%
Trust services	207	195	12	6.2%
Investment advisory fees	1,883	1,968	(85)	-4.3%
Increase in cash value of bank-owned life insurance	248	226	22	9.7%
Securities gains (losses), net	66	11	55	500.0%
Investment securities impairment loss	(1,725)	-	(1,725)	N/A
Other:
Debit card usage fees	235	169	66	39.1%
VISA/Mastercard income	47	45	2	4.4%
Gain on sale of residential mortgages	133	49	84	171.4%
All other	190	222	(32)	-14.4%
Total other	605	485	120	24.7%
Total noninterest income	$2,571	$4,129	$(1,558)	-37.7%

	Nine Months Ended September 30,
	2008	2007	Change	Change-%
Noninterest income:
Service charges on deposit accounts	$3,583	$3,583	$-	0.0%
Trust services	605	564	41	7.3%
Investment advisory fees	5,781	5,970	(189)	-3.2%
Increase in cash value of bank-owned life insurance	697	661	36	5.4%
Securities gains (losses), net	71	2	69	3450.0%
Investment securities impairment loss	(1,725)	-	(1,725)	N/A
Other:
Debit card usage fees	647	491	156	31.8%
VISA/Mastercard income	141	152	(11)	-7.2%
Gain on sale of residential mortgages	353	87	266	305.7%
All other	631	677	(46)	-6.8%
Total other	1,772	1,407	365	25.9%
Total noninterest income	$10,784	$12,187	$(1,403)	-11.5%

Year-to-date service charges on deposit accounts held steady compared to the first nine months of 2007 as an increase in commercial fee income was offset by a decline in return check charges. Lower market interest rates resulted in a lower earnings credit on commercial checking accounts, which translated to a $165 year-to-date increase in commercial service charge revenue. Return check charges have declined $114 from 2007 to 2008 as some customers presented fewer checks against non-sufficient funds.

Trust fees have increased compared to the prior year due to new business and additional assets added to existing accounts.

Investment advisory fees are fees earned by WB Capital. The decline in 2008 compared to 2007 was the result of lower fees from the WB Capital mutual funds due to lower asset levels and miscellaneous fee supplements. Partially offsetting this decline was an 18.0 percent or $162 increase in public funds revenue due to increased asset levels.

In September 2008, West Bank recorded a $1,725 impairment charge for an investment in an unsecured note of Lehman Brothers Holdings, Inc. The bond was written down to 13.75 cents per dollar of the face value. Interest of $37 was reversed from interest income in September and no further interest accruals will be recorded.

Debit card usage fees increased because West Bank offered a new product in April 2008 which encourages the use of electronic payments. This source of revenue is expected to improve due to the new product and the convenience of this payment method. Year-to-date VISA/MasterCard income declined as a result of lower transaction volumes in the first nine months of 2008 compared to the same time period in 2007, however, income was up slightly in the three months ended September 30, 2008, compared to 2007.

The volume of originations of residential mortgages sold into the secondary market has increased significantly compared to 2007. The growth of this line of business is expected to continue as the result of hiring two additional loan originators in 2008. Despite the downturn in the housing market, consumers continue to refinance existing mortgages and are selectively purchasing real estate while locking in relatively low long-term rates.

The all other income category declined for the three and nine months ended September 30, 2008, due to lower income related to West Bank’s official checks. All other income for the prior year also included gains on disposals of fixed assets.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended September 30,
	2008	2007	Change	Change-%
Noninterest expense:
Salaries and employee benefits	$3,623	$3,354	$269	8.0%
Occupancy	901	879	22	2.5%
Data processing	563	552	11	2.0%
Other:
Training	66	31	35	112.9%
Marketing	151	86	65	75.6%
Business development	126	77	49	63.6%
Professional fees	250	169	81	47.9%
Director fees	64	69	(5)	-7.2%
FDIC expense	209	26	183	703.8%
Other real estate owned expense	(2)	(22)	20	90.9%
Intangible amortization	183	214	(31)	-14.5%
Miscellaneous losses	459	42	417	992.9%
All other	862	739	123	16.6%
Total other	2,368	1,431	937	65.5%
Total noninterest expense	$7,455	$6,216	$1,239	19.9%

	Nine Months Ended September 30,
	2008	2007	Change	Change-%
Noninterest expense:
Salaries and employee benefits	$10,988	$10,325	$663	6.4%
Occupancy	2,700	2,710	(10)	-0.4%
Data processing	1,761	1,645	116	7.1%
Other:
Training	176	77	99	128.6%
Marketing	570	344	226	65.7%
Business development	337	275	62	22.5%
Professional fees	788	526	262	49.8%
Director fees	213	188	25	13.3%
FDIC expense	394	84	310	369.0%
Other real estate owned expense	89	(266)	355	133.5%
Intangible amortization	543	642	(99)	-15.4%
Miscellaneous losses	466	59	407	689.8%
All other	2,256	2,122	134	6.3%
Total other	5,832	4,051	1,781	44.0%
Total noninterest expense	$21,281	$18,731	$2,550	13.6%

The increase in year-to-date salaries and benefits resulted from hiring 14 new employees since June 30, 2007, 11 of who are in business development roles, along with annual merit increases.

Occupancy expenses have held steady in the nine months ended September 30, 2008, due to closing one lower traffic office in the Des Moines metropolitan area in the second quarter of 2007 and lower equipment depreciation. West Bank also discontinued renting space at a mall for three ATM’s in the first quarter of 2008. The Company continues to market excess space available in the facility in which WB Capital is located in West Des Moines. A portion of the space has been leased and rental payments began in the second quarter of 2008. West Bank has entered into a lease for a new office in Waukee, with groundbreaking occurring in July 2008 and an expected opening in February 2009.

Data processing expense has increased because of costs related to higher volumes of pin and signature-based debit/ATM card transactions and higher volumes of transactions and accounts on West Bank’s various deposit and loan application systems. Data processing expense is expected to decline in the fourth quarter and in 2009 due to pricing concessions received for agreeing to a five-year extension with West Bank’s data processing provider.

Training expense has increased as the result of beginning an extensive sales training program for consumer branch managers, commercial bankers, and the investment advisory sales force. Marketing and business development expenses are up as a result of a retail sales campaign for a new product offering and more aggressive sales efforts overall.

Professional fees increased due to higher legal fees, primarily associated with loan collection efforts, and higher external audit and tax compliance related fees. Year-to-date director fees increased in 2008 as the result of an April 2007 increase in quarterly retainer and meeting fees.

FDIC expense increased as a result of the re-establishment of the FDIC assessment. West Bank’s share of a one-time assessment credit was almost fully utilized by March 31, 2008. The rate assessed to each bank is based upon risk factors including past due and non-performing loans, net loan charge-offs, and net income before taxes. As of September 30, 2008, West Bank was being assessed at a rate close to the current maximum rate of seven basis points. In early October 2008, the FDIC proposed a premium increase for 2009 of an additional seven basis points along with a series of additional risk-based adjustments that would take place in the second quarter of 2009. Preliminary calculations show West Bank’s 2009 expense will at least double compared to the current year, as the first quarter 2008 included the remainder of the one-time assessment credit.

Other real estate owned expense increased due to a write-down taken on one piece of property in the second quarter of 2008 and 2007 expense included gains on the sale of several other real estate properties. One sale of farmland in eastern Iowa resulted in a gain of $272, of which $22 was recorded in the third quarter of 2007.

Year-to-date miscellaneous losses include a loss which occurred at WB Capital in the three months ended September 30, 2008. The WB Capital Liquid Asset Fund held a short-term Lehman Brothers Holdings, Inc. bond in its portfolio. After Lehman Brothers Holdings, Inc. filed bankruptcy, a decision was made to purchase the defaulted bond from the mutual fund to prevent the fund from “breaking the buck,” with a resulting loss of $443 related to this item.

Income Tax Expense

The Company incurred income tax expense of $0.9 million for the nine months ended September 30, 2008, compared to $6.5 million for the nine months ended September 30, 2007. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2008 and 2007 were 13.6 percent and 31.1 percent, respectively. The lower effective rate in 2008 is primarily due to the sharp decline in income before income taxes in the first nine months of 2008 combined with the effect of tax-exempt income and a Federal new market tax credit. In the second half of 2007, West Bank invested in a qualified community development entity which generated the credit. The $2,730 credit reduces income tax expense over a seven-year period.

FINANCIAL CONDITION

Total assets were approximately $1.46 billion as of September 30, 2008, and $1.34 billion as of December 31, 2007. The 9.2 percent increase was primarily due to increased loan volumes and a temporary increase in federal funds sold. Certain components of the balance sheet have changed significantly and are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined approximately $47.5 million from December 31, 2007, to $183.9 million at September 30, 2008. The decline was primarily the result of bonds being called due to the lower interest rate environment. West Bank purchased agency and municipal securities in the past three quarters to partially offset the calls, scheduled maturities, and sales of securities.

The world-wide financial and credit markets are experiencing considerable stress, due to the sub-prime turmoil and related negative developments. Despite substantial government intervention, the markets remain highly volatile. Investors seem to be hesitant to invest in any credit product except Treasuries and agencies until more stability returns to the market, thus contributing to pricing fluctuations. In many cases, bond prices may be the result of distressed selling rather than normal market transactions. Management believes some price fluctuations have more to do with the environment surrounding the credit markets than the inability to receive full principal payments.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. As of September 30, 2008, existing unrealized losses of $8.0 million are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not estimated cash flows, and the Company has the ability and the intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. Therefore, other than the Lehman Brothers Holdings, Inc. bond which was discussed earlier, no other than temporary impairment adjustment has been recorded as of September 30, 2008.

At September 30, 2008, West Bank had a pooled trust preferred security that had a carrying value of $2.62 million after a pre-tax fair market value adjustment of $2.33 million. In accordance with SFAS No. 115, the decline in fair market value has been charged against equity on an after income tax basis. Market pricing for this security varies widely from one pricing service to another based on a lack of trading. An October 2008 amendment to SFAS No. 157 provided additional guidance on valuing an investment security with an inactive market. Management has concluded this security is not other than temporarily impaired. The fair value as of September 30, 2008, was determined by discounting the expected cash flows over the life of the security. If subsequent cash flow analyses would indicate insufficient cash flow to repay the outstanding principal and interest or the credit rating of this security declined to BBB-, we would conclude the security is other than temporarily impaired and incur an impairment loss equal to the difference between original cost and the fair market value. The impairment loss would negatively impact net income; however, as previously noted, the fair market value adjustment at September 30, 2008, has already been recorded against equity. See additional discussion in Note 7 to the Financial Statements.

The investment securities available for sale portfolio consists of approximately 33 percent U.S. government and government agency securities, 57 percent municipal securities, one percent mortgage-backed securities and nine percent corporate and trust preferred securities.

Loans and Non-performing Assets

Loans outstanding increased approximately $110 million from December 31, 2007, to September 30, 2008. The increase was primarily attributable to growth in commercial and commercial real estate loans. Meanwhile residential and non-residential construction loans were flat compared to December 31, 2007. West Bank has new loans in process which should result in somewhat slower loan growth in the fourth quarter of 2008.

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items.

	September 30, 2008	December 31, 2007	Change
Non-accrual loans	$19,317	$5,469	$13,848
Loans past due 90 days and still accruing interest	188	408	(220)
Total non-performing loans	19,505	5,877	13,628
Non-accrual investment securities	340	-	340
Other real estate owned	4,042	155	3,887
Total non-performing assets	$23,887	$6,032	$17,855

Non-performing loans to total loans	1.78%	0.60%	1.18%
Non-performing assets to total loans	2.18%	0.61%	1.57%
Non-performing assets to total assets	1.63%	0.45%	1.18%

Total non-performing assets have increased 296 percent since the end of 2007. The balance of loans in non-accrual status grew $5,985 since June 30, 2008. The increase in non-accrual loans included the two loans in which the West Bank customer suffered a fraud loss less a reduction due to transfers to other real estate owned due to foreclosure of loans related to the failure of Iowa’s largest home builder and developer.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 5 and 7 to the Financial Statements.

Deposits

Total deposits were approximately $1.12 billion as of September 30, 2008, an increase of 22.8 percent compared to December 31, 2007 balances. The majority of the growth was in other time deposits and is attributable to the use of wholesale deposits, which have been used to fund loan growth. In addition, customers have added funds to the CDARS program as discussed earlier under the “Net Interest Income” heading.

In order to maintain core deposits, the Bank began an extensive sales campaign in April 2008, for a new product called “Reward Me Checking.” The new product pays a certificate of deposit-like rate if the customer performs a certain number of electronic banking transactions and agrees to receive monthly statements electronically. In addition, West Bank is the banking partner for a savings program called SmartyPig. SmartyPig is an innovative, internet-based savings and rewards program developed by SmartyPig, LLC. As of September 30, 2008, this program had gathered $5.6 million in deposits. An additional strategy for gathering and retaining core deposits was added in July 2008. New and current customers with a primary checking account at West Bank are eligible for a 50 basis point higher rate on time certificates.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $69.4 million at September 30, 2008, down from $166.9 million at December 31, 2007. The reduction was primarily in federal funds purchased, which includes federal funds purchased from regional and national correspondent banks as necessary for short-term liquidity needs and funds sold to West Bank by approximately 20 banks throughout Iowa as part of the correspondent bank services provided by West Bank. The balance of federal funds purchased from correspondent banks throughout Iowa will fluctuate depending upon the loan demand and investment strategy of those banks. The balance of other short-term borrowings consisted of Treasury, Tax, and Loan option notes. Long-term borrowings increased $24.3 million compared to December 31, 2007. The increase consisted of a $25 million, ten-year FHLB advance with an interest rate of 2.70 percent that is callable after three years. The advance was used to fund loan growth and was a lower cost alternative to wholesale deposits when it was obtained.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits, which include demand, money market, savings, and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $112.4 million as of September 30, 2008, compared with $49.9 million as of December 31, 2007. West Bank had additional borrowing capacity available from the FHLB of approximately $52.6 million at September 30, 2008, and the Company has a $5.0 million unsecured line of credit through a large regional correspondent bank. In addition, West Bank has $139.9 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank was not drawing on any of these lines of credit as of September 30, 2008. The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at September 30, 2008.

The Company’s total stockholders’ equity declined to $114.9 million at September 30, 2008, from $121.6 million at December 31, 2007. Total equity declined as the amount of dividends paid and the increase in accumulated comprehensive loss due to lower market values of available for sale securities exceeded year-to-date earnings. Total stockholders' equity was 7.85 percent and 9.08 percent of total assets as of September 30, 2008, and December 31, 2007, respectively. No material capital expenditures or material changes in the capital resource mix are anticipated at this time, except for the possibility of selling preferred stock and warrants to the U.S. Treasury Department under the Treasury’s Capital Purchase Program. Please see the Company’s October 24, 2008, press release for further information.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at September 30, 2008. Management is closely monitoring the capital ratios of the Company and West Bank to ensure they stay in compliance with the well-capitalized guidelines. On October 15, 2008, the Company’s Board authorized management to make application for participating in the U.S. Treasury Department’s Capital Purchase Program whereby the U.S. Department of the Treasury may purchase qualifying preferred stock and warrants.

	Regulatory		Actual Regulatory
	requirements to be:		Capital Ratios as of:
	Adequately	Well-	September 30,	December 31,
	Capitalized	Capitalized	2008	2007
Total risk-based capital as % of risk-weighted assets:
Consolidated	8.0%	n/a	10.4%	11.1%
West Bank	8.0%	10.0%	10.2%	10.8%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	9.2%	10.3%
West Bank	4.0%	6.0%	8.1%	9.1%
Tier 1 capital as % of average assets:
Consolidated	4.0%	n/a	8.2%	8.9%
West Bank	4.0%	5.0%	7.2%	7.9%

On April 16, 2008, the Company’s Board of Directors authorized $5 million to be used during the following 12 months for the buy-back of Company common stock. During the nine months ended September 30, 2008, 58,300 shares of its common stock were repurchased at an average price of $13.53 per share under a previous authorization. No shares have been repurchased under the current authorization.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2008, and is incorporated herein by reference. The Company has not experienced any material changes to its market risk position since December 31, 2007. Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2008 changed when compared to 2007.

Effects of New Statements of Financial Accounting Standards

Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis. The Financial Accounting Standard Board (FASB) has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned, goodwill, and intangible assets. In October 2008, the FASB issued Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset in a Market that is not Active, which amended SFAS No. 157. The FSP clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. The Company does not expect the final adoption of this Statement or the issuance of FSP No. 157-3 to have a material impact on its financial position or results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP is an amendment of SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and Financial Interpretation (FIN) No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The amendment of SFAS No. 133 will require disclosure of information about credit derivatives to enable users of financial statements to assess their potential effect on a Company’s financial position, financial performance, and cash flows. The amendment of FIN No. 45 will require disclosure of the current status of the payment/performance risk of a guarantee. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations due to its minimal use of derivative instruments and having no guarantees of the indebtedness of other entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information appearing above under the heading “Market Risk Management” is incorporated herein by reference.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2008. However, management believes the current economic environment continues to deteriorate. At the time of preparing this report, Federal “bailout” legislation has been enacted and the details of implementation are being developed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common shares during the third quarter of 2008 under the $5 million stock buy-back plan approved by the Board of Directors on April 16, 2008. On a year-to-date basis, 58,300 shares have been repurchased at a total cost of $788.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Form 10 on March 11, 2002.)
3.2	Amendment to Bylaws of the Company (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on November 13, 2007.)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002.)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002.)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002.)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002.)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002.)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002.)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002.)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002.)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002.)
10.10	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002.)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003.)
10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004.)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005.)
10.14	Employment Agreement with Scott D. Eltjes (incorporated herein by reference to Exhibit 10.17 filed with the Form 10-K on March 3, 2005.)
10.15	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005.)
10.16	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005.)
10.17	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on February 22, 2006.)
10.18	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006.)
10.19	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007.)
10.20	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008.)
10.21	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008.)
10.22	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008.)
10.23	Data Processing Contract Amendment
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

October 30, 2008	By:	/s/ Thomas E. Stanberry
Date	Thomas E. Stanberry
Chairman, President and Chief Executive Officer

October 30, 2008	By:	/s/ Douglas R. Gulling
Date	Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
10.23	Data Processing Contract Amendment	29
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes- Oxley Act of 2002	30
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002	31
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33