Form 10-K
period 2008-12-31
WEST BANCORPORATION INC
filed 2009-03-06
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________________ to ____________________________

Commission file number 0-49677

WEST BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

IOWA	42 - 1230603
(State of incorporation	(I.R.S. Employer Identification No.)
or organization)

1601 22ndSTREET, WEST DES MOINES, IOWA	50266
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $148,223,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, March 5, 2009.

17,403,882 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated by reference into Part I, Part II, and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 6, 2009, is incorporated by reference into Part II and Part III hereof to the extent indicated in such Parts.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

GENERAL

West Bancorporation, Inc. (the “Company”) is an Iowa corporation and financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.  The Company owns 100 percent of the stock of one state-chartered bank subsidiary, West Bank, and one registered investment advisory firm, WB Capital Management Inc. (“WB Capital”).  All of West Bank’s operations are conducted primarily within the Des Moines and Iowa City, Iowa, metropolitan areas.  For the year ended December 31, 2008, West Bank generated approximately 88 percent of the Company’s total revenue.  WB Capital’s operations are also conducted primarily in the Des Moines and Coralville, Iowa, metropolitan areas, but the firm also has clients throughout the United States.  The Company does not engage in any material business activities apart from ownership of its subsidiaries.  The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266, and its telephone number is (515) 222-2300.  The Company’s Internet address is www.westbankiowa.com.

Financial information regarding the Company’s operating segments appearing on pages 60 and 61 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

BANK SUBSIDIARY

West Bank, West Des Moines, Iowa.  West Bank is a state-chartered commercial bank whose deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”).  It was organized in 1893.  West Bank became a wholly-owned subsidiary of the Company in 1984.  West Bank provides full-service banking to businesses and residents primarily in the Des Moines and Iowa City metropolitan areas, as well as correspondent services to banking organizations primarily located in Iowa. It provides a variety of products and services designed to meet the needs of the markets it serves.  It has an experienced staff of bank officers who have spent the majority of their banking careers with West Bank and local financial service organizations, and who emphasize long-term customer relationships.  West Bank conducts business from eight full-service offices within the Des Moines metropolitan area and three full-service offices in the Iowa City metropolitan area.  West Bank’s newest office was opened in Waukee, Iowa in February 2009.

As of December 31, 2008, West Bank had capital of $143,914,000.  West Bank had net income of $9,084,000 in 2008, $19,286,000 in 2007, and $19,797,000 in 2006.  West Bank’s total assets as of December 31, 2008, 2007, and 2006 were $1,534,525,000, $1,322,712,000, and $1,250,740,000, respectively.

INVESTMENT ADVISORY SUBSIDIARY

WB Capital Management Inc., West Des Moines, Iowa.  WB Capital is a registered investment advisor, regulated by the Securities and Exchange Commission, providing portfolio management services to individual investors, retirement plans, corporations, foundations, endowments, insurance companies, banks, political subdivisions, mutual funds, and other organizations.  It specializes in domestic equity and fixed income strategies and also provides customized strategies to meet specific investment objectives of clients.

As of December 31, 2008, WB Capital had approximately $4.3 billion in assets under management.  For the years ended December 31, 2008, 2007, and 2006 net income was $325,000, $568,000, and $265,000, respectively.

BUSINESS STRATEGY AND OPERATIONS

The Company is a financial holding company serving primarily the Des Moines and Iowa City metropolitan areas.  In 2004 through 2008, growth resulted from expanding existing relationships and acquiring new customer relationships.  The Company’s business strategy is to emphasize strong business and personal relationships, and to provide products and services that meet the needs of its customers.  The Company emphasizes strong cost controls while striving to achieve return on equity and net income goals.  To accomplish these goals, West Bank focuses on small- to medium-sized businesses that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

West Bank is a community bank that focuses on providing services to small and medium-sized businesses and to individuals who live and/or work within its market areas.  West Bank offers all basic types of credit to its customers, including commercial, real estate, and consumer loans.  West Bank also originates residential mortgages that are primarily sold in the secondary real estate market.  In addition, West Bank offers a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts, money market accounts, and time certificates of deposit.  The Company does not believe that the loss of deposits of any one customer or of a few customers would have adverse material effects on West Bank’s operations or core deposit base.  West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts, and agency accounts.  West Bank also offers correspondent bank services to other community banks.

During 2008, the Company and its subsidiaries were unable to achieve their net income goals and were negatively impacted by the general downturn in the economy and the world-wide financial and credit market turmoil.  The primary impacts of all of the turmoil was a significantly higher level of loan charge-offs and a higher volume of impaired loans.  The Company also recognized impairment charges on three investment securities.

During 2007, West Bank began working with a local company named SmartyPig, LLC (“SmartyPig”) to develop the banking platform for an innovative, internet-based savings and rewards program developed by SmartyPig.  West Bank holds the deposit accounts for the SmartyPig program.  In return for its development efforts, West Bank acquired an 18 percent ownership interest in SmartyPig.  SmartyPig publicly launched its program in the first half of 2008 and had gathered $8.5 million in deposits as of December 31, 2008.

In April 2008, West Bank began an extensive sales program for a deposit product called “Reward Me Checking.”  The product pays a certificate of deposit-like rate if the customer performs a certain number of electronic banking transactions and agrees to receive his or her monthly statements electronically.  As of December 31, 2008, $36.9 million had been deposited in this product.

On December 31, 2008, the Company sold 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock for $36 million under the U.S. Department of the Treasury’s Capital Purchase Program (“CPP”).  The senior preferred shares qualify as Tier 1 capital for regulatory purposes and rank senior to common stock and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The senior preferred shares are non-voting, other than having voting rights on matters that could adversely affect the shares and having the right to elect directors under certain circumstances.  The Company’s Board of Directors and management believe it was prudent to participate in the CPP because (i) the cost of capital under this program may be significantly lower than the cost of capital otherwise available to the Company at the time, and (ii) despite being well-capitalized, additional capital under this program provides the Company and West Bank additional flexibility to meet future capital needs that may arise in the current uncertain economic environment.  Of the total received, $34 million was transferred into capital in West Bank, and $2 million was used to pay off long-term debt at the Company.

CREDIT MANAGEMENT

West Bank strives to achieve sound credit risk management by establishing uniform credit policies and underwriting criteria for its loan portfolio.  West Bank diversifies the types of loans offered and is subject to regular credit examinations by regulators, annual external loan audits, reviews by the loan review officer, and an annual committee review of large loans.  West Bank attempts to identify potential problem loans early, charge off loans appropriately, and maintain an adequate allowance for loan losses.  West Bank has established credit guidelines for the lending activities that include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans – Commercial real estate loans are normally based on loan-to-appraised value ratios of not more than 80 percent and are secured by a first priority lien position.  Loans are typically subject to interest rate adjustments no less frequently than seven years from origination, with a maximum amortization period of 30 years.  Projections and cash flows that demonstrate ability to service debt within the amortization period are required.  Property and casualty insurance is required to protect West Bank’s collateral interests.  A major risk factor for West Bank’s commercial real estate loan portfolio, as well as the other loan types described below, is the geographic concentration in the Des Moines and Iowa City metropolitan areas.  Loans are generally guaranteed by the principal(s) of the borrower.

Commercial Operating Lines – These loans are made to businesses with normal terms of up to twelve months.  The credit needs are generally seasonal with the source of repayment coming from the entity’s normal business cycle.  Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan.  A first priority lien on the general assets of the business normally secures these types of loans.  Lines of credit are typically governed by a borrowing base, and loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower.  Loans are generally guaranteed by the principal(s) of the borrower.

Commercial Term Loans – These loans are made to businesses to finance equipment and other capital expenditures.  Terms are generally the lesser of seven years or the useful life of the asset.  Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business.  Loan-to-value is generally a maximum of 80 percent of the cost or value of the assets.  Loans are normally guaranteed by the principal(s) of the borrower.

Construction Loans – Construction loans on commercial real estate are normally based on a loan-to-appraised value ratio of not more than 80 percent and are secured by a first priority lien position.  Loan payments typically consist of interest only for a term of less than two years.  The interest rate is usually variable, based on the prime rate.  Residential construction loans are generally for a term not to exceed one year based on a loan-to-appraised value ratio of not more than 80 percent, and are secured by a first priority lien position.  Interest is normally paid monthly or quarterly based on a variable rate tied to prime.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate, with the loan secured by a first lien on the real estate.  Most of the residential mortgage loans originated by West Bank during the past year (including servicing rights) have been sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15- and 30-year fixed rate terms consumers prefer.  Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods normally no longer than seven years.  The maximum amortization of first mortgage residential real estate loans is 30 years.  The loan-to-value ratios normally do not exceed 80 percent.  Property insurance is required on all loans to protect West Bank’s collateral position.

Home Equity Term Loans – These loans are normally for home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate.  The loan-to-value ratios normally do not exceed 90 percent.

Home Equity Lines of Credit – West Bank offers a home equity line of credit with a maximum term of 120 months.  These loans are secured by a junior mortgage on residential real estate and normally do not exceed a loan-to-value ratio of 90 percent, with the interest adjusted quarterly.

Consumer Loans – Consumer loans are normally made under the following guidelines: automobiles – loans on new and used automobiles generally will not exceed 80 and 75 percent of the value, respectively; recreational vehicles and boats – 75 percent of value; modular home loans have a maximum term of 180 months with the loan-to-value ratio generally not exceeding 80 percent.  Each of these loans is secured by a first priority lien on the assets and requires insurance to protect West Bank’s collateral position.  The term for unsecured loans generally does not exceed 24 months.

EMPLOYEES

At December 31, 2008, West Bank had a total of 161 full-time equivalent employees and WB Capital had 34 full-time equivalent employees. The Company had no employees.  Employees are provided with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a profit sharing plan with both 401(k) and employee stock ownership features. Management considers its relations with employees to be satisfactory.  No employees are represented by unions.

MARKET AREA

West Bank has eight locations throughout the Des Moines, Iowa, metropolitan area and three locations in the Iowa City, Iowa, metropolitan area.

West Bank’s main office is located in West Des Moines, Iowa, one of the fastest growing communities in Iowa.  The population of the Des Moines metropolitan area is nearly 500,000.  Des Moines is the capitol of Iowa.  Major employers are the State of Iowa, Principal Financial Group, Pioneer Hi-Bred International, Inc., Wells Fargo, Central Iowa Hospital Corporation, Mercy Medical Center, Hy-Vee Food Stores, Inc., and the Des Moines Independent School District.

WB Capital has offices in West Des Moines and Coralville, Iowa, and customers throughout Iowa and the United States.

COMPETITION

The geographic market area served by West Bank is highly competitive with respect to both loans and deposits.  West Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto companies, and other financial service providers.  Some of these competitors are local, while others are statewide or nationwide.  The major commercial bank competitors include Bankers Trust Company, NA and First American Bank, local banking organizations; Bank of the West, a regional bank; and several nationwide banks, including Bank of America, Regions Bank, U.S. Bank, NA, and Wells Fargo Bank.  Among the advantages such larger banks offer are their ability to pursue extensive advertising campaigns and to allocate their investment assets to out-of-market geographic regions with potentially higher yields.  Such banks offer certain services, for example, international and conduit financing transactions, that are not offered directly by West Bank, but that may be offered through correspondent banking institutions.  These larger banking organizations have much higher legal lending limits than West Bank and therefore, are better able to finance large regional, national, and global commercial customers.

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

Pursuant to the FDIC’s Summary of Deposits, as of June 30, 2008, there were 36 other banks and savings and loan associations within Polk County, Iowa, where seven of West Bank’s offices are located.  West Bank ranked fifth based on total deposits of all banking offices in Polk County.  As of June 30, 2008, there were 16 other banks and savings and loan associations within Johnson County, Iowa, where three offices are located in the Iowa City area.  West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  For the entire state, West Bank ranked ninth in terms of deposit size.

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

The Company anticipates bank competition will continue to change significantly over the next several years as more banks, including the major regional and nationwide banks, continue to consolidate.  Smaller community banks continue to move their charters to or open branches in larger metropolitan areas in an attempt to capture market share in a more diverse environment.  Credit unions, because of their income tax advantage, will continue to show growth.

The current significant uncertainties in the economy may also impact competition in the markets we serve.  The new administration in the U.S. Government is currently working to create economic recovery plans.

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

The Company and West Bank are subject to extensive federal and state regulation and supervision.  Regulation and supervision of financial institutions is intended primarily to protect depositors and the FDIC rather than shareholders of the Company.  The laws and regulations affecting banks and financial holding companies have changed significantly over recent years, particularly with the passage of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.  There are reasons to expect that similar changes will occur in the future.  Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of the Company.  The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The Company

The Company is a financial holding company and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), which subjects the Company and West Bank to supervision and examination by the Federal Reserve.  Under the BHCA, the Company files with the Federal Reserve quarterly and annual reports of its operations and such additional information as the Federal Reserve may require.  The Company’s Federal Reserve reports are available on-line at www.ffiec.gov/nicpubweb/nicweb/InstituionProfile.aspxparID_Rssd=1210066&parDT_END=99991231.

Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies.  Such financial activities include securities and insurance underwriting and merchant banking.  The Company elected to become a financial holding company during 2007.  The Company’s status as a financial holding company gives it additional flexibility to engage in a broader range of financial and other activities than is permissible for non-financial bank holding companies.

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

Non-Banking Activities.  With certain exceptions, the BHCA also prohibits financial holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or bank holding company unless the Federal Reserve finds the company’s business to be incidental to the business of banking.  When making this determination, the Federal Reserve in part considers whether allowing a financial holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.  The Company obtained approval of the Federal Reserve to form WB Capital in 2003 and to acquire Investors Management Group in 2005.  A financial holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten business days after the activity has commenced.

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

Bank Subsidiaries

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

West Bank is a state-chartered bank subject to primary federal regulation and supervision by the FDIC and the Iowa Division of Banking.  The federal laws applicable to West Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans.  The laws and regulations governing West Bank generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC, and not to protect stockholders of such institutions or their holding companies.  West Bank files with the Federal Financial Institutions Examination Council (“FFIEC”) quarterly reports of its operations and such additional information as the FFIEC may require.  West Bank’s reports are available online at https://cdr.ffiec.gov/public/searchfacsimiles.aspx.

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

Borrowing Limitations.  West Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower to 15 percent of total equity and reserves.  West Bank is in compliance with applicable requirements governing loans to one borrower.

FDIC Insurance.  Beginning in November 2008, the FDIC increased the insurance coverage for customer deposit accounts up to a maximum amount of $250,000 through December 31, 2009.  The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on deposits for the second quarter of 2009 with payment to be made on September 30, 2009.  For West Bank, this special assessment is estimated to total approximately $2.2 million.  The interim rule also authorized the FDIC to impose an emergency special assessment of up to ten basis points of an institution’s assessment base whenever, after June 30, 2009, the reserve ratio of the FDIC insurance fund is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter.

In November 2008, the FDIC also adopted the Temporary Liquidity Guarantee Program, (“TLGP”) which provided financial institutions with the option to participate in the ability to add unlimited FDIC coverage for noninterest-bearing transaction accounts and select interest-bearing transaction accounts.  West Bank opted to participate in this program, which costs $0.10 per $100 of qualifying deposits in excess of $250,000.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law.

Capital Adequacy Requirements.  The Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) (collectively, the “Agencies”) have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to account for off-balance sheet items.  Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.  West Bank is in compliance with applicable regulatory capital level requirements.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to eight percent, of which at least four percent must be Tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock, and general reserve for loan and lease losses up to 1.25 percent of risk-weighted assets.  West Bank has not received any notice indicating it will be subject to higher capital requirements.

Under these guidelines, bank assets are given risk weights of zero percent, 20 percent, 50 percent, or 100 percent.  Most loans are assigned to the 100 percent risk category, except first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent risk weighting). Most investment securities are assigned to the 20 percent category, except municipal or state revenue bonds (which have a 50 percent risk weighting) and direct obligations of or obligations guaranteed by the United States Treasury or United States government agencies (which have a zero percent risk-weighting).

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

Due to the Company’s participation in the CPP, any proposed dividend increase above the quarterly dividend amount paid in the quarter ended September 30, 2008, is subject to the approval of the Treasury until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

West Bank, as a state-chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits.  Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, West Bank would be undercapitalized.  As of December 31, 2008, approximately $30.7 million was available to be paid as dividends by West Bank to the Company without prior regulatory approval.

Reserves Against Deposits.  The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of three percent must be maintained against total transaction accounts of $43,900,000 or less (subject to an exemption not in excess of the first $9,300,000 of transaction accounts).  A reserve of $1,038,000 must be maintained in the event total transaction accounts exceed $43,900,000.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of West Bank.  Due to the historically low interest rates in effect currently, the impact on earnings is currently negligible.

Regulatory Developments

The Deposit Insurance Reform Act of 2005 resulted in significant statutory changes to the FDIC deposit insurance assessment program.  It allowed eligible insured depository institutions to share a one-time assessment credit pool of approximately $4.7 billion.  To be eligible, an institution must have been in existence on December 31, 1996, and have paid a deposit insurance assessment prior to that date. West Bank’s share of that credit was approximately $561,000.  West Bank’s credit was fully utilized by the end of the first quarter of 2008.  The FDIC has set the fund’s reserve ratio in a range between 1.15 and 1.50 percent of insured deposits, but was below the minimum range as of December 31, 2008.  A plan has been established to ensure that the reserve ratio returns to at least 1.15 by December 31, 2013.  For additional details please see page 9 under the Supervision and Regulation section of this Item.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law in October 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  The Treasury implemented the CPP under EESA through which it has purchased preferred stock in participating financial institutions.  As previously mentioned, the Company is participating in this program.

On February 17, 2008, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  The ARRA is aimed at stimulating the U.S. economy in the midst of the global financial crisis.  The AARA does include a number of corporate governance and executive compensation provisions which are applicable to the Company because of its participation in the CPP.

Regulatory Enforcement Authority

The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions, or inactions, may provide the bases for enforcement action, including misleading or untimely reports filed with regulatory authorities.  Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

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

ITEM 1A.  RISK FACTORS

West Bancorporation’s business is conducted primarily through West Bank and WB Capital.  The greatest risks for investment in our stock involve West Bank because it comprises over ninety percent of our operations and assets.  West Bank is subject to all the general risks that confront community banks.  In addition, West Bank and West Bancorporation are subject to the following particular risks.

Our loan portfolio.

The largest component of West Bank’s income is interest received on loans.  West Bank’s loan portfolio includes a significant amount of commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank’s typical commercial borrower is a small- or medium-sized privately-owned Iowa business person or entity.  Our commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances, and repayment usually depends on the borrowers’ successful business operations.  Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus usually require refinancing or a large payoff at maturity.  When the general economy turns downward, which is currently the case, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.  Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults.  The current economic conditions in West Bank’s market areas are exerting considerable negative pressure on our existing loan customers and are limiting our ability to find attractive new loan customers.

Our real estate loans expose us to increased credit risks.

A substantial portion of our loan portfolio consists of real estate-related loans, including real estate development, construction, and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or by our borrowers.  General difficulties in our real estate markets have recently contributed to increases in our non-performing loans, charge-offs, and decreases in our income.  Although we believe that the real estate markets in which we make loans are not as depressed as some in the country, we believe that real estate-related credit risks continue to be significant in our markets.

Our accounting policies and methods are the basis of how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in us reporting different amounts than would have been reported under a different alternative.

We have identified two accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These critical accounting policies relate to: (1) the allowance for loan losses; (2) determining the fair value of investment securities available for sale; and (3) the valuation of goodwill.  Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of allowance for loan loss, fair value of securities available for sale, goodwill and net income.

Various factors may cause our allowance for loan losses to increase.

Our allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses.  This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns.  In addition, general factors unique to each measurement date are considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile, and portfolio composition.  The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a short period of time.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, many of which are not within our control, may require an increase in the allowance for loan losses.  Determining the appropriate loan loss allowance is more difficult during periods of significant economic downturn.  Any increase in the allowance for loan losses will result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.

We analyze our investment securities quarterly to determine whether, in the opinion of management, the value of any of the securities is other-than-temporarily impaired.  To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted.  Generally, a fixed income security is determined to be other-than-temporarily impaired when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment.

Our past acquisitions pose ongoing risks for our business.

We purchased two investment advisory firms that we merged to create WB Capital.  We may not achieve the benefits we sought in the acquisitions, or, if achieved, those benefits may be achieved later than we anticipated.  Failure to achieve anticipated benefits from either acquisition could result in increased costs and lower revenues than expected of the combined company.  In addition, if the financial performance associated with the acquisitions falls short of expectations, or if the valuations of investment advisory firms decline significantly, impairment charges associated with the goodwill or other intangible assets recorded as parts of the acquisitions may be required.

There can be no assurance that recently enacted legislation will help stabilize the U.S. economy.

The Emergency Economic Stabilization Act of 2008 ("EESA") was recently signed into law in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  The Treasury has implemented a Capital Purchase Program (the "CPP") under EESA through which it has purchased preferred stock in participating financial institutions, including $36 million of our preferred stock on December 31, 2008.  In addition, the American Recovery and Reinvestment Act of 2009 (“AARA”) became effective on February 17, 2009.  That law is an unprecedented attempt to stimulate the national economy.  There can be no assurance, however, as to the actual impact that these acts will have on the financial markets, the general economy, or companies.  The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market and general economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

Our participation in the CPP may impact earnings and common stock dividends.

The annual cash dividend that must be paid on the preferred stock we sold to the Treasury through the CPP is $1,800,000 through 2013 and $3,240,000 thereafter.  Our challenge is to use the $36 million capital infusion to generate earnings greater than the costs of the preferred stock.  All of the preferred stock dividends must be paid before any common stock dividends may be paid.  If we do not earn a profit on the proceeds from the preferred stock sale, our net income and dividends paid to common stock shareholders could be negatively affected.

Our participation in the CPP restricts our ability to increase dividends on our common stock, undertake stock repurchase programs, and compensate our key executives.

The terms of the CPP restrict our ability to increase dividends on our common stock above $0.16 per share, undertake stock repurchase programs, and pay certain executive compensation.  Additional restrictions may be imposed on the CPP by the Treasury or Congress at a later date, and any such restrictions may apply to us retroactively.  These restrictions may have a material adverse effect on our operations, revenue and financial condition, our ability to pay dividends, or our ability to attract and retain executive talent.

There can be no assurance that our shareholders will continue to receive dividends at the current rate.

Our shareholders are only entitled to receive the dividends declared by our Board of Directors.  The primary source of money to pay our dividends comes from the dividends paid by West Bank.  The bank’s earnings declined during the last year.  Our Board of Directors recently reduced the quarterly dividend paid on our common stock from $0.16 per share to $0.08 per share.  Although we have historically declared cash dividends on our common stock, there can be no assurance that we will maintain dividends at any particular rate.  Any further reduction of, or the elimination of, our common stock dividend might adversely affect our stock price.

Substantial sales or dilution of our equity may adversely affect the market price of our common stock.

In connection with the CPP stock sale, we sold a warrant to the Treasury representing the right to purchase 474,100 shares of our common stock.  If the warrant is exercised, the newly issued common stock would dilute the ownership interests of our existing shareholders.  Our common stock is also relatively thinly traded.  The market price of our common stock might fall if the number of shares of our common stock for sale at any particular time substantially increases due to the Treasury exercising its warrant and selling our common stock.

The loss of the services of any of our senior executive officers could cause our business to suffer.

West Bancorporation and its subsidiaries are relatively small companies and have overlapping senior management.  Our continued success depends to a significant extent upon the continued services of a relative few individuals, who generally do not have substantial backup.  The loss of services of any of our senior executive officers could cause our business to suffer, at least in the short term.  In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

We are subject to liquidity risks.

We maintain liquidity primarily through customer deposits and other short-term funding sources.  If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues.  Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity.  In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in our realizing a loss.

The market for banking and financial services in our market areas is highly competitive, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets.  The West Des Moines metropolitan market area in particular has attracted many new financial institutions within the last several years.  Customer loyalty can be influenced by a competitor's new products, especially offerings that provide cost savings to the customer.  Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve.

Federal and state regulation could increase our costs or have other negative effects on us.

Our companies are regulated financial institutions.  Financial institution regulation is designed primarily to protect consumers, depositors, and the banking system as a whole, not shareholders.  Congress, the Iowa legislature, and federal and state regulatory agencies continually are reviewing and changing financial institution laws, regulations, and policies.  The recent unprecedented failures of financial firms, credit market disruptions, and investor losses have caused many to call for increased financial institution regulation.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in significant, unpredictable ways.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Commission staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 18,600 square feet in the building and pays annual rent of approximately $425,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  West Bank also leases bank buildings and space for seven other locations.  These offices are full-service locations, with drive-up facilities and automated teller machines, except an office in Coralville, which does not have a drive-up.  Annual lease payments for these seven offices total approximately $557,000.  Beginning in February 2009, West Bank moved into an additional rented office in Waukee, Iowa with an annual rental of approximately $216,000.  West Bank owns two full-service banking locations in Iowa City.

WB Capital has leased offices in West Des Moines and Coralville, Iowa.  In Coralville, WB Capital leases space within West Bank’s branch office.  Lease payments for these offices were approximately $483,000 for the year ended December 31, 2008.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material pending legal proceedings (other than ordinary litigation incidental to the entities’ businesses), and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company, its subsidiaries, or any related property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Shareholders’ Meeting of the Company was held Tuesday, December 23, 2008, to approve an amendment to the Company’s Restated Articles of Incorporation to authorize a class of 50 million shares of preferred stock, par value $0.01 per share.

			Vote
	For	Against	Withheld
Amend Company's Restated Articles of Incorporation to authorize a class of preferred stock	11,777,998	1,885,650	8,311

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information appearing on page 66 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

There were 266 holders of record of the Company’s common stock as of February 20, 2009, and an estimated 1,800 additional beneficial holders whose stock was held in street name by brokerage houses.  The closing price of the Company’s common stock was $5.44 on March 4, 2009.

In April 2008, the Company’s Board of Directors authorized the buyback of the Company’s common stock for a period of 12 months, in an amount not to exceed $5 million.  No shares have been purchased since the 2008 authorization.  During January 2008, 58,300 shares were repurchased under the previous authorization at an average cost of $13.53 per share, totaling approximately $789,000.  Under the CPP, the Treasury’s consent is required for any share repurchases of common stock until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

Dividends to common shareholders in 2008 and 2007 were $0.64 per common share.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis.  The ability of the Company to continue to pay such dividends will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.  It is anticipated the Company will continue to pay dividends on a regular basis in the future.  However, in January 2009, the Board of Directors declared a quarterly dividend of $0.08 per common share, which was one-half the amount paid in recent quarters.

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

Any proposed dividend increase above the quarterly dividend amount paid in the quarter ended September 30, 2008, is subject to the approval of the Treasury until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

In April 2005, shareholders approved the West Bancorporation, Inc. Restricted Stock Compensation Plan.  The plan provides awards to be made until March 1, 2015, with a maximum of 300,000 shares purchased in the open market to be granted as awards, subject to certain restrictions.  The Compensation Committee of the Company’s Board of Directors administers the Plan.  As of December 31, 2008, no awards had been granted.  The table appearing on page 15 of the definitive Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

The stock price performance graph appearing on page 28 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information appearing on page 4 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 5 through 29 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 26 and 27 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 30 through 65 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, is incorporated herein by reference.

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

Management’s annual report on internal control over financial reporting appears on page 32 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

The audit report of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting appears on page 31 of the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The registrant has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth summary information about the directors, director nominees, executive officers of the Company, and certain executive officers of West Bank and WB Capital.

		Position with Company, West Bank or
Name	Age	WB Capital Management Inc.

Frank W. Berlin	63	Director of Company and West Bank
Wendy L. Carlson	48	Director of Company
Thomas A. Carlstrom	63	Nominee for Director of Company; Director of West Bank
Joyce A. Chapman	64	Nominee for Director of Company; Director of West Bank
Orville E. Crowley	82	Director of Company
Douglas R. Gulling	55	Nominee for Director of Company;
		Executive Vice President and Chief Financial Officer
		of Company; Director and Chief Financial Officer of West Bank;
		Interim Chief Executive Officer, Director and Treasurer
		of WB Capital Management Inc.
Kaye R. Lozier	63	Nominee for Director of Company; Director of West Bank
David R. Milligan	61	Nominee for Director of Company;
		Director of and Senior Vice President of West Bank
George D. Milligan	52	Director of Company and West Bank
Robert G. Pulver	61	Director of Company and West Bank
Thomas E. Stanberry	54	Chairman, President and Chief Executive Officer
		of Company; Chairman and Chief Executive Officer
		of West Bank; Chairman of WB Capital Management Inc.
Jack G. Wahlig	76	Director of Company and West Bank
Connie Wimer	76	Director of Company and West Bank
Brad L. Winterbottom	52	Nominee for Director of Company;
		Executive Vice President of Company; Director and President
		of West Bank; Director of WB Capital Management Inc.

During 2008, and until the Annual Shareholders’ Meeting on April 16, 2009, the Board of Directors was and will be comprised of eight members.  One director, Wendy L. Carlson, does not intend to stand for re-election to the Board of Directors due to the increased demands on her time associated with her new role as Chief Executive Officer and President of American Equity Investment Life Holding Company.  Thomas A. Carlstrom, Joyce A. Chapman, Douglas R. Gulling, Kaye R. Lozier, David R. Milligan, and Brad L. Winterbottom have been nominated to become members of the Board of Directors.  Subsequent to the annual meeting, the Company expects that the Board will be comprised of 13 members and the majority of the Board will continue to be “independent” pursuant to NASD Rule 4350(c)(1).  Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death, or incapacity.  The shareholders may at any time remove any director, with or without cause, by majority vote of the outstanding shares and elect a successor to fill the vacancy.  The executive officers of the Company are elected on an annual basis by the Board of Directors of the Company.  An executive officer may be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served thereby.

The principal occupation or business and experience of the directors, director nominees, executive officers of the Company, and certain executive officers of West Bank and WB Capital for the past five years are set forth below:

FRANK W. BERLIN is president of Frank W. Berlin & Associates, an insurance broker.  Mr. Berlin has served as a director of the Company and West Bank since 1995.

WENDY L. CARLSON is a director, chief executive officer, and president of American Equity Investment Life Holding Company.  From 1999 to December 2008, she served as chief financial officer and general counsel of American Equity Investment Life Holding Company.  Ms. Carlson has been a director of the Company since April 2007.

THOMAS A. CARLSTROM is a neurosurgeon in a private practice in Des Moines, Iowa.  Mr. Carlstrom is a member of West Bank’s Board of Directors (since 1996) and is a nominee for election to the Company’s Board of Directors at its annual meeting to be held on April 16, 2009.

JOYCE A. CHAPMAN is a member of West Bank’s Board of Directors (since 1975) and retired from West Bank as executive vice president at the end of 2006.  Ms. Chapman is a nominee for election to the Company’s Board of Directors at its annual meeting to be held on April 16, 2009.

ORVILLE E. CROWLEY is president and chief operating officer of Linden Lane Farms Company, a family farm corporation involved in growing row crops in Madison and Warren counties in Iowa.  Mr. Crowley has been a director of the Company since 1984.

DOUGLAS R. GULLING is executive vice president (since 2004) and chief financial officer (since 2001) of the Company.  He also serves as a board member (since 2005) and chief financial officer (since 2002) of West Bank.  He has been a director and treasurer of WB Capital since October 2003.  He was named interim chief executive officer of WB Capital in January 2009.  Mr. Gulling is a nominee for election to the Company’s Board of Directors at its annual meeting to be held on April 16, 2009.

KAYE R. LOZIER is director of development of the Community Foundation of Greater Des Moines.  Ms. Lozier is a member of West Bank’s Board of Directors (since 2005) and is a nominee for election to the Company’s Board of Directors at its annual meeting to be held on April 16, 2009.

DAVID R. MILLIGAN is a member of West Bank’s Board of Directors (since 2000) and senior vice president (since February 2009) of West Bank.  Mr. Milligan has returned to part-time employment at West Bank after retiring as executive vice president of the Company, and as chairman and chief executive officer of West Bank as of December 31, 2004.  He served as a director of the Company from 2002 through 2004, and as vice chairman of West Bank until December 2006.  He has been “Of Counsel” with Ahlers & Cooney, P.C. since March 2007.  Mr. Milligan is a nominee for election to the Company’s Board of Directors at its annual meeting to be held on April 16, 2009.

GEORGE D. MILLIGAN is president of The Graham Group, Inc., a Des Moines, Iowa, based real estate development company.  He has served as a director of the Company since 2005 and West Bank since 1994.

ROBERT G. PULVER is president and chief executive officer of All-State Industries, Inc., an industrial rubber products manufacturer.  He has been a director of the Company since 1984 and West Bank since 1981.

THOMAS E. STANBERRY is chairman, president, and chief executive officer (since 2003) of the Company.  He is also chairman and chief executive officer of West Bank (since 2005).  He is a director of West Bank (since 2003) and of WB Capital (since 2003).

JACK G. WAHLIG is president of Integrus Financial, L.C.  He is a retired partner of the certified public accounting firm, McGladrey & Pullen, LLP.  Mr. Wahlig has been a director of the Company since 2001 and West Bank since 1997.

CONNIE WIMER is chairman of Business Publications Corporation.  She has been a director of the Company and West Bank since 1985.

BRAD L. WINTERBOTTOM is executive vice president of the Company (since 2006) and director and president (since 2000) of West Bank.  He has been a director of WB Capital since October 2003.  Mr. Winterbottom is a nominee for election to the Company’s Board of Directors at its annual meeting to be held on April 16, 2009.

Identification of Audit Committee and Audit Committee Financial Expert

The information for this matter as required pursuant to Item 407(d)(4) and (d)(5) of Regulation S-K can be found at page 6 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 18 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information for this matter as required pursuant to Item 405 of Regulation S-K can be found at page 11 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers, and employees, including the chairman, president and chief executive officer, the executive vice president and chief financial officer, and the vice president and controller.  A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company’s website at www.westbankiowa.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402, Item 407 (e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 7, 9, and 11 through 16 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found at pages 10, 11, and 15 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this matter as required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 5 through 7 and 17 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at page 17 in the Company’s definitive Proxy Statement, which was filed on March 6, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1.	Financial Statements
Financial statements, as listed, are incorporated by reference to the Company’s Appendix to the Proxy Statement, which was filed on March 6, 2009.

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
3.2
Articles of Amendment to the Restated Articles of Incorporation filed with the Iowa Secretary of State on December 24, 2008 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on December 31, 2008.)

3.3
Articles of Amendment to the Restated Articles of Incorporation filed with the Iowa Secretary of State on December 24, 2008, designating the terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.2 filed with the Form 8-K on December 31, 2008.)

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009.)
4.1	Warrant for Purchase of Shares of Common Stock (incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on December 31, 2008.)
4.2
Letter Agreement, dated December 31, 2008, between the Company and the UST, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on December 31, 2008.)

10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002.)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002.)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002.)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002.)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002.)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002.)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002.)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002.)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002.)
10.10*	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002.)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003.)

10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004.)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005.)
10.14*	Employment Agreement with Scott D. Eltjes (incorporated herein by reference to Exhibit 10.17 filed with the Form 10-K on March 3, 2005.)
10.15	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005.)
10.16*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005.)
10.17*	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on February 22, 2006.)
10.18	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006.)
10.19	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007.)
10.20*	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008.)
10.21*	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008.)
10.22*	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008.)
10.23	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008.)
12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends
13	The Appendix to the Proxy Statement for West Bancorporation, Inc. for the 2008 calendar year (incorporated herein by reference to the definitive proxy statement 14A filed on March 6, 2009.)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensatory plan or arrangement.

The Company will furnish to any person, upon request, and upon payment of a fee of $0.50 per page, a copy of any exhibit.  Requests for copies of exhibits should be directed to Corporate Secretary, West Bancorporation, Inc., 1601 22nd Street, West Des Moines, Iowa 50266.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 6, 2009	By:	/s/ Thomas E. Stanberry
Thomas E. Stanberry
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2009	By:	/s/ Thomas E. Stanberry
Thomas E. Stanberry
Chairman, Director, President,
and Chief Executive Officer
(Principal Executive Officer)

March 6, 2009	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 6, 2009	By:	/s/ Marie I. Roberts
Marie I. Roberts
Vice President and Controller

BOARD OF DIRECTORS

March 6, 2009	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 6, 2009	By:	/s/ Wendy L. Carlson
Wendy L. Carlson

March 6, 2009	By:	/s/ Orville E. Crowley
Orville E. Crowley

March 6, 2009	By:	/s/ George D. Milligan
George D. Milligan

March 6, 2009	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 6, 2009	By:	/s/ Jack G. Wahlig
Jack G. Wahlig

March 6, 2009	By:	/s/ Connie Wimer
Connie Wimer

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends	24
21	Subsidiaries	25
23	Consent of Independent Registered Public Accounting Firm	26
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	27
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	28
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30