Form 10-Q
period 2009-03-31
WEST BANCORPORATION INC
filed 2009-04-30
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes ☐    No ☒

As of April 28, 2009, there were 17,403,882 shares of common stock, no par value outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2009	2008

Assets
Cash and due from banks	$28,753	$23,712
Federal funds sold and other short-term investments	213,423	173,257
Cash and cash equivalents	242,176	196,969
Securities available for sale	175,596	181,434
Federal Home Loan Bank stock, at cost	8,978	8,174
Loans held for sale	984	1,018
Loans	1,122,415	1,100,735
Allowance for loan losses	(18,015)	(15,441)
Loans, net	1,104,400	1,085,294
Premises and equipment, net	5,247	4,916
Accrued interest receivable	6,869	6,415
Goodwill	24,930	24,930
Other intangible assets	1,249	1,404
Bank-owned life insurance	24,806	25,277
Other assets	17,078	17,357
Total assets	$1,612,313	$1,553,188

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Noninterest-bearing demand	$202,766	$174,635
Interest-bearing demand	117,671	97,853
Savings	266,529	238,058
Time of $100,000 or more	322,684	274,825
Other time	284,555	369,416
Total deposits	1,194,205	1,154,787

Federal funds purchased and securities sold under agreements to repurchase	110,078	93,111
Other short-term borrowings	50	245
Accrued expenses and other liabilities	11,035	9,363
Subordinated notes	20,619	20,619
Long-term borrowings	125,000	125,000
Total liabilities	1,460,987	1,403,125

Stockholders' Equity

Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	33,665	33,548
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,000	3,000
Additional paid-in capital	34,389	34,452
Retained earnings	83,775	82,793
Accumulated other comprehensive (loss)	(3,503)	(3,730)
Total stockholders' equity	151,326	150,063
Total liabilities and stockholders' equity	$1,612,313	$1,553,188

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Interest income:
Loans, including fees	$15,022	$16,377
Securities:
U.S Treasury, government agencies and corporations	612	985
States and political subdivisions	1,100	943
Corporate notes and other investments	125	398
Federal funds sold and other short-term investments	103	160
Total interest income	16,962	18,863
Interest expense:
Demand deposits	477	290
Savings deposits	384	1,493
Time deposits	4,404	4,189
Federal funds purchased and securities sold under
agreements to repurchase	91	1,264
Other short-term borrowings	-	29
Subordinated notes	363	367
Long-term borrowings	1,306	1,355
Total interest expense	7,025	8,987
Net interest income	9,937	9,876
Provision for loan losses	3,500	5,600
Net interest income after provision for loan losses	6,437	4,276
Noninterest income:
Service charges on deposit accounts	969	1,046
Trust services	180	194
Gains and fees on sales of residential mortgages	298	85
Investment advisory fees	1,416	1,938
Increase in cash value of bank-owned life insurance	182	192
Proceeds from bank-owned life insurance	840	-
Securities gains, net	1,453	5
Investment securities impairment losses	(1,415)	-
Other income	504	472
Total noninterest income	4,427	3,932
Noninterest expense:
Salaries and employee benefits	3,664	3,731
Occupancy	940	900
Data processing	546	587
FDIC insurance expense	453	32
Other expenses	1,900	1,515
Total noninterest expense	7,503	6,765
Income before income taxes	3,361	1,443
Income taxes	420	69
Net income	$2,941	$1,374
Preferred stock dividends and discount	(567)	-
Net income available to common stockholders	$2,374	$1,374
Earnings per common share, basic	$0.14	$0.08
Earnings per common share, diluted	$0.14	$0.08
Cash dividends per common share	$0.08	$0.16

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive
(in thousands, except per share data)	Income	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2008		$-	$3,000	$32,000	$87,084	$(478)	$121,606
Comprehensive income:
Net income	$1,374	-	-	-	1,374	-	1,374
Other comprehensive loss, unrealized (losses) on securities, net of reclassification adjustment, net of tax	(67)	-	-	-	-	(67)	(67)
Total comprehensive income	$1,307
Shares reaquired and retired under the common stock repurchase plan		-	-	-	(788)	-	(788)
Cash dividends declared, $0.16 per common share		-	-	-	(2,785)	-	(2,785)
Balance, March 31, 2008		$-	$3,000	$32,000	$84,885	$(545)	$119,340

Balance at January 1, 2009		$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Comprehensive income:
Net income	$2,941	-	-	-	2,941	-	2,941
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	227	-	-	-	-	227	227
Total comprehensive income	$3,168
Preferred stock discount accretion		117	-	-	(117)	-	-
Preferred stock issuance costs		-	-	(63)	-	-	(63)
Cash dividends declared, $0.08 per common share		-	-	-	(1,392)	-	(1,392)
Preferred stock dividends		-	-	-	(450)	-	(450)
Balance, March 31, 2009		$33,665	$3,000	$34,389	$83,775	$(3,503)	$151,326

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash Flows from Operating Activities:
Net income	$2,941	$1,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	5,600
Net amortization and accretion	230	193
Loss on disposition of premises and equipment	1	16
Securities gains, net	(1,453)	(5)
Investment securities impairment losses	1,415	-
Proceeds from sales of loans held for sale	19,762	6,996
Originations of loans held for sale	(19,727)	(6,732)
Proceeds from bank-owned life insurance	(840)	-
Increase in value of bank-owned life insurance	(182)	(192)
Depreciation	211	227
Deferred income taxes	(1,384)	(1,968)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(454)	889
Increase (decrease) in accrued expenses and other liabilities	1,447	(893)
Net cash provided by operating activities	5,467	5,505
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	65,971	83,608
Purchases of securities available for sale	(59,802)	(10,818)
Purchases of Federal Home Loan Bank stock	(804)	(3,854)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,599
Net change in loans	(23,675)	(23,199)
Net proceeds for the sale of other real estate owned	2,161	40
Proceeds from sales of premises and equipment	-	10
Purchases of premises and equipment	(543)	(51)
Proceeds of principal and earnings from bank-owned life insurance	1,493	-
Other	429	509
Net cash provided by (used in) investing activities	(14,770)	47,844
Cash Flows from Financing Activities:
Net change in deposits	39,418	(27,074)
Net change in federal funds purchased and securities sold under agreements to repurchase	16,967	(25,266)
Net change in other short-term borrowings	(195)	(1,278)
Proceeds from long-term borrowings	-	50,000
Principal payments on long-term borrowings	-	(250)
Payment for shares reacquired under common stock repurchase plan	-	(788)
Common stock cash dividends	(1,392)	(2,785)
Preferred stock dividends	(225)	-
Preferred stock issuance costs	(63)	-
Net cash provided by (used in) financing activities	54,510	(7,441)
Net increase in cash and cash equivalents	45,207	45,908
Cash and Cash Equivalents:
Beginning	196,969	49,943
End	$242,176	$95,851

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,720	$9,318
Income taxes	190	-
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$1,069	$665

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying consolidated statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2009 and 2008, and the consolidated balance sheets as of March 31, 2009 and December 31, 2008, include the accounts of West Bancorporation, Inc. (the Company), West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), West Bank’s 99.9 percent owned subsidiary, ICD IV, LLC (a community development partnership), and WB Capital Management Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, a subsidiary, West Bancorporation Capital Trust I (the Trust) is not consolidated with the Company.  The results of the Trust are recorded on the books of the Company using the equity method of accounting.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

Certain items in the financial statements as of March 31, 2008 were reclassified to be consistent with the classifications used in the March 31, 2009 financial statements.  The reclassification has no effect on net income or stockholders’ equity.

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

3.  Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value of available for sale investment securities and recoverability of goodwill, and the allowance for loan losses.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or other-than-temporary.  Declines in fair value of available for sale securities below their cost that are deemed other-than-temporary are reflected in earnings as impairment losses.  In estimating other-than-temporary impairment losses, management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is tested for impairment annually or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

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

4.  Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that could occur if the Company’s outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2009 and 2008 is presented below.

	Three months ended March 31,
	2009	2008
Basic earnings per common share:
Net income	$2,941	$1,374
Preferred stock dividends*	(450)	-
Preferred stock discount accretion*	(117)	-
Net income available to common stockholders	$2,374	$1,374
Weighted average common shares outstanding	17,404	17,409
Basic earnings per common share	$0.14	$0.08

Diluted earnings per common share:
Net income available to common stockholders	$2,374	$1,374
Weighted average common shares outstanding	17,404	17,409
Effect of dilutive securities:
Common stock warrant**	-	-
Total diluted average common shares issued and outstanding	17,404	17,409
Diluted earnings per common share	$0.14	$0.08

*   Preferred stock and the common stock warrant were issued on December 31, 2008, and therefore had no effect in 2008.
** The average closing price of the Company’s common stock for the three months ended March 31, 2009, was $8.33.  This was less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

5.  Commitments

In the normal course of business, the Company enters into commitments to extend credit in the form of loan commitments and standby letters of credit to meet the financing needs of its customers.  These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit policies as are loans recorded on the balance sheet.  For additional information on credit extension commitments and the characteristics of these obligations, see Note 13 of the Company’s 2008 consolidated financial statements (pages 54-56 of Appendix to Proxy Statement).  The Company’s commitments as of the dates shown are approximately as follows:

	March 31, 2009	December 31, 2008
Commitments to extend credit	$270,789	$301,214
Standby letters of credit	20,271	19,788
	$291,060	$321,002

6.  Other-Than-Temporary Impairment on Securities

In March 2009, the Company recognized an other-than-temporary impairment of $1,380 on two trust preferred securities.  The carrying values of these investment securities were written down to $120 as of March 31, 2009.  The Company also recognized an additional other-than-temporary impairment of $35 on an investment in a trust that holds common stock of community bank holding companies.  This security was deemed impaired in the fourth quarter of 2008 and the carrying value of this investment was written down to $145 as of March 31, 2009.  Income accruals on these securities have been suspended.  No change in fair value was recognized on two other investment securities which were deemed impaired during 2008.

7.  Impaired Loans and Allowance for Loan Losses

A loan is impaired when it is probable that West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  The amount of the impairment is included in the allowance for loan losses.  The following is a recap of impaired loans at the dates shown:

	March 31, 2009	December 31, 2008
Impaired loans without an allowance	$20,547	$18,067
Impaired loans with an allowance	27,863	23,044
Total impaired loans	$48,410	$41,111
Allowance for loan losses related to impaired loans	$4,723	$3,590

The following table reconciles the balance of non-accrual loans with impaired loans carried at fair value as of the dates shown below.

	March 31, 2009	December 31, 2008
Non-accrual loans	$29,988	$21,367
Restructured loans	7,456	7,376
Other impaired loans still accruing interest	10,966	12,368
Total impaired loans	$48,410	$41,111

Changes in the allowance for loan losses were as follows for the periods shown below:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$15,441	$8,935
Charge-offs	(1,187)	(381)
Recoveries	261	106
Net charge-offs	(926)	(275)
Provision charged to operations	3,500	5,600
Balance at end of period	$18,015	$14,260

8.  Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker.  The Company’s primary business segments are banking and investment advisory services.  The banking segment generates revenue through interest and fees on loans, interest on investment securities, service charges on deposit accounts, gains and fees on sale of residential mortgages, and fees for trust services.  The banking segment includes West Bank, the Company, and related elimination entries between the two, as the Company’s operation is similar to that of West Bank.  The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments, and public entities.  The investment advisory segment consists of WB Capital Management Inc.  The “Other” column represents the elimination of intercompany balances.  Selected financial information on the Company’s segments is presented below for the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009
	Segments
		Investment
	Banking	Advisory	Other	Consolidated
Interest income	$16,962	$-	$-	$16,962
Interest expense	7,025	-	-	7,025
Net interest income	9,937	-	-	9,937
Provision for loan losses	3,500	-	-	3,500
Net interest income after provision for loan losses	6,437	-	-	6,437
Noninterest income	3,011	1,459	(43)	4,427
Noninterest expense	6,094	1,452	(43)	7,503
Income before income taxes	3,354	7	-	3,361
Income taxes	417	3	-	420
Net income	$2,937	$4	$-	$2,941

Depreciation and amortization	$226	$140	$-	$366

Goodwill	$13,376	$11,554	$-	$24,930

Total assets	$1,599,309	$13,404	$(400)	$1,612,313

	Three months ended March 31, 2008
	Segments
		Investment
	Banking	Advisory	Other	Consolidated
Interest income	$18,863	$-	$-	$18,863
Interest expense	8,987	-	-	8,987
Net interest income	9,876	-	-	9,876
Provision for loan losses	5,600	-	-	5,600
Net interest income after provision for loan losses	4,276	-	-	4,276
Noninterest income	1,991	1,989	(48)	3,932
Noninterest expense	5,057	1,756	(48)	6,765
Income before income taxes	1,210	233	-	1,443
Income taxes	(29)	98	-	69
Net income	$1,239	$135	$-	$1,374

Depreciation and amortization	$230	$173	$-	$403

Goodwill	$13,376	$11,554	$-	$24,930

Total assets	$1,319,255	$14,373	$(687)	$1,332,941

9.  Fair Value Measurements

Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, requires disclosure for those assets and liabilities carried in the balance sheet on a fair value basis.  In October 2008, the FASB issued Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset in a Market that is not Active, which amended SFAS No. 157.  The FSP clarified how the fair value of a financial instrument is determined when the market for that financial asset is inactive.  Effective January 1, 2009, the Company adopted the nonfinancial assets and liabilities portion of SFAS No. 157 which requires recognition at fair value of nonfinancial assets and liablities on a nonrecurring basis.  See Footnote 10 for details on additional changes to required disclosures which will be effective as of June 30, 2009.

The Company’s balance sheet contains securities available for sale that are recorded at fair value on a recurring basis.  SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  An example is U.S. Treasury securities.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.  Certain securities are not valued based on observable transactions and are, therefore, classified as Level 3.  The fair value of these securities is based on management’s best estimates.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$175,596	$2,032	$171,220	$2,344
Total	$175,596	$2,032	$171,220	$2,344

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

Securities Available
for Sale
Beginning balance	$2,325
Transfer into Level 3	250
Total gains or losses:
Included in earnings	-
Included in other comprehensive income	(200)
Principal payments	(31)
Ending balance	$2,344

The table above includes one pooled trust preferred security which was transferred to Level 3 during 2008.  Market pricing for this security varies widely from one pricing service to another based on a lack of trading so it was considered to no longer have readily observable market data.  The fair value as of March 31, 2009, was determined by discounting the expected cash flows over the life of the security.  The discount rate included an estimate for illiquidity, credit risk, and the time value of money.  One additional trust preferred security with a carrying value of $250 was transferred to Level 3 during the first quarter of 2009.  The bank holding company that issued the trust preferred security is not a public company, has been deferring interest payments on the trust preferred securities, and has been losing money for over a year. This security was estimated by management to have a fair market value of $50 at March 31, 2009.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy as of March 31, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$23,140	$-	$-	$23,140
Other real estate owned	3,260	-	-	3,260
Total	$26,400	$-	$-	$26,400

Loans in the table above consist of impaired loans held for investment less the portion of the allowance for loan losses related to these loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value and are classified at a Level 3 in the fair value hierarchy.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of loans outstanding, or the estimated fair value of the property, less disposal costs, and is classified at a Level 3 in the fair value hierarchy.

10.  Current Accounting Developments

In April 2009, the FASB issued the following new accounting standards:

i.)
FASB Staff Position FAS 157−4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157−4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed.  This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)
FASB Staff Position FAS 115−2 and FAS 124−2, Recognition and Presentation of Other−Than−Temporary Impairments, provides additional guidance to provide greater clarity about the credit and noncredit component of an other−than−temporary impairment event and to more effectively communicate when an other−than−temporary impairment event has occurred. This FSP applies to debt securities.

iii.)
FASB Staff Position FAS 107−1 and APB 28−1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These statements are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has elected to adopt these statements effective for the quarter ending June 30, 2009.  The Company is currently evaluating the impact that the adoption of these Statements will have on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratios.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by or that include the words “believes,” “expects,” “intends,” “should,” or “anticipates,” or similar references or references to estimates or similar expressions.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, including actions of the Securities and Exchange Commission and/or the Federal Reserve Board; changes in the Treasury’s Capital Purchase Program; and customers’ acceptance of the Company’s products and services.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED MARCH 31, 2009
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation, West Bank’s 99.9 percent owned subsidiary, ICD IV, LLC, and WB Capital Management Inc. (WB Capital).  Consolidated results of operations for the quarter ended March 31, 2009, are compared to the results for the same period in 2008, and the consolidated financial condition of the Company at March 31, 2009, is compared to the December 31, 2008, position.

Net income for the quarter ended March 31, 2009, was $2,941 compared to $1,374 for the quarter ended March 31, 2008.  Basic and diluted earnings per common share were $0.14 and $0.08, respectively, for the same periods.  The Company’s annualized return on average equity and return on average assets for the first quarter of 2009 were 7.84 percent and 0.75 percent, respectively, and 4.54 percent and 0.42 percent, respectively, for the first quarter of 2008.

Net income for the first quarter of 2009 increased $1,567 compared to the first quarter of 2008 due in large part to a lower provision for loan losses.  The provision was $3,500 in the quarter ended March 31, 2009, compared to $5,600 in the first quarter of 2008.  The 2009 provision was significantly higher than historical levels due to the prolonged economic downturn and its effect on West Bank customers.  The 2008 first quarter provision included $5,000 related to a large homebuilder and developer that failed.

First quarter 2009 noninterest income included investment security gains of $1,453 compared to only $5 in 2008, $840 of proceeds from a bank-owned life insurance policy due to the death of a West Bank officer, and an increase of $213 in gains and fees on the sale of residential mortgages.  Offsetting these improvements were the recognition of investment security impairment losses of $1,415 and a $522 reduction in investment advisory fees.

Year-to-date noninterest expense was $738 higher in the first quarter of 2009 than a year ago.  The increase included significantly higher FDIC insurance expense and increased contribution expense as a portion of the bank-owned life insurance proceeds were donated to the West Bancorporation Foundation.

WB Capital’s first quarter 2009 net income declined to $4 compared to $135 for the same period in 2008.  Revenues were lower than a year ago because of a severe decline in stock values and lower levels of assets under management.  Operating expenses declined $304 during the first quarter of 2009 compared to the same 2008 period due to lower salaries and benefits and intangible amortization.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2009, compared with the same periods in 2008:

	Three Months Ended March 31,
	2009	2008	Change	Change %
Net income	$2,941	$1,374	$1,567	114.0%
Average assets	1,582,010	1,323,204	258,806	19.6%
Average stockholders' equity	152,138	121,711	30,427	25.0%

Return on assets	0.75%	0.42%	0.33%

Return on equity	7.84%	4.54%	3.30%

Efficiency ratio	50.19%	47.45%	2.74%

Dividend payout ratio	47.34%	202.70%	-155.36%

Equity to assets ratio	9.62%	9.20%	0.42%

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

Data for the three months ended March 31, 2009 and 2008:

	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change %	2009	2008	Change	Change %	2009	2008	Change
Interest-earning assets:
Loans:
Commercial	$396,806	$360,277	$36,529	10.14%	$4,751	$5,873	$(1,122)	-19.10%	4.86%	6.56%	-1.70%
Real estate	707,597	626,266	81,331	12.99%	10,252	10,378	(126)	-1.21%	5.88%	6.66%	-0.78%
Consumer and other	11,734	13,689	(1,955)	-14.28%	184	236	(52)	-22.03%	6.34%	6.93%	-0.59%
Total Loans	1,116,137	1,000,232	115,905	11.59%	15,187	16,487	(1,300)	-7.89%	5.52%	6.63%	-1.11%

Investment securities:
Taxable	86,438	119,628	(33,190)	-27.74%	831	1,477	(646)	-43.74%	3.85%	4.94%	-1.09%
Tax-exempt	95,163	85,796	9,367	10.92%	1,464	1,193	271	22.72%	6.16%	5.56%	0.60%
Total investment securities	181,601	205,424	(23,823)	-11.60%	2,295	2,670	(375)	-14.04%	5.06%	5.20%	-0.14%

Federal funds sold and short-term investments	193,884	23,241	170,643	734.23%	103	160	(57)	-35.63%	0.22%	2.77%	-2.55%
Total interest-earning assets	$1,491,622	$1,228,897	$262,725	21.38%	17,585	19,317	(1,732)	-8.97%	4.78%	6.32%	-1.54%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$341,464	$327,263	$14,201	4.34%	861	1,783	(922)	-51.71%	1.02%	2.19%	-1.17%
Time deposits	653,899	376,862	277,037	73.51%	4,404	4,189	215	5.13%	2.73%	4.47%	-1.74%
Total deposits	995,363	704,125	291,238	41.36%	5,265	5,972	(707)	-11.84%	2.15%	3.41%	-1.26%
Other borrowed funds	242,264	306,382	(64,118)	-20.93%	1,760	3,015	(1,255)	-41.63%	2.95%	3.96%	-1.01%
Total interest-bearing liabilities	$1,237,627	$1,010,507	$227,120	22.48%	7,025	8,987	(1,962)	-21.83%	2.30%	3.58%	-1.28%

Tax-equivalent net interest income					$10,560	$10,330	$230	2.23%
Net interest spread									2.48%	2.74%	-0.26%
Net interest margin									2.87%	3.38%	-0.51%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the action of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the first quarter of 2009 was 2.87 percent, a 51 basis point decline compared to the same quarter last year.

The Company’s tax-equivalent net interest income for the quarter ended March 31, 2009, increased $230 compared to the quarter ended March 31, 2008.  The high level of competition in the local markets and the December 2008 drop in the targeted federal funds rate by the Federal Reserve to a range of zero to 25 basis points are expected to continue to put pressure on the net interest margin of the Company.

Tax-equivalent interest income and fees on loans declined $1,300 in the first quarter of 2009 compared to the same period in 2008, as the combination of lower rates, and a higher volume of non-accrual loans exceeded the positive impact of the $116 million increase in the average volume of outstanding loans.  The average yield on loans declined to 5.52 percent for the first quarter of 2009, compared to 6.63 percent for the same period in 2008.  The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of non-accrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company’s market areas remains competitive, while the level of demand for new loans has declined as business customers assess the long-term effects of the recession.

The average balance of investment securities was $23.8 million lower than last year, and the yield declined 14 basis points.  The decline in yield was caused by reversing $117 of interest on securities deemed impaired during the first quarter of 2009.  Investment securities totaling approximately $66.0 million were sold, called, or matured in the first three months of 2009 and approximately $59.8 million of investment securities were purchased during the same period.

The average balance of federal funds sold and short-term investments increased over $170 million as management maintained a high level of liquidity during these tumultuous economic times.  Unfortunately, despite the significant increase in volume, net interest income on these assets declined due to the 255 basis point drop in rates.  Management is planning to invest approximately $100 million of these funds in agency and municipal securities during the second quarter of 2009 in order to maintain the net interest margin at or above its current level.

Market interest rates on deposits fell considerably and the average rate paid on deposits declined to 2.15 percent from 3.41 percent for the first quarter of last year.  The result was a reduction in interest expense of $707 despite a sizable increase in average balances.  The average balance of time deposits increased $277 million in the first quarter of 2009 compared to the same time period in 2008 with all of that increase in brokered time deposits.  The balance is expected to stay higher as more customers are participating in the Certificate of Deposit Account Registry Service (CDARS) program to ensure the safety of their deposits.  CDARS is a program that coordinates a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

The average rate paid on other borrowings declined by 101 basis points compared to the first quarter of 2008.  The average balance of borrowings for the first quarter of 2009 was $64.1 million lower than a year ago.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $54.4 million less than in the first quarter of last year.  The average rate paid on overnight borrowings declined 299 basis points compared to the first quarter of 2008.  Average long-term borrowings declined $6.8 million, while the rates paid on borrowings increased 11 basis points compared to 2008.

Provision for Loan Losses and the Related Allowance for Loan Losses

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank’s Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or later acquired information.  Furthermore, changes in future economic activity are always uncertain.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require West Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

West Bank’s policy is to charge off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008, as well as common ratios related to the allowance for loan losses.

	Three Months Ended March 31,
	2009	2008	Change
Balance at beginning of period	$15,441	$8,935	$6,506
Charge-offs	(1,187)	(381)	(806)
Recoveries	261	106	155
Net charge-offs	(926)	(275)	(651)
Provision charged to operations	3,500	5,600	(2,100)
Balance at end of period	$18,015	$14,260	$3,755

Average loans outstanding	$1,116,137	$1,000,232

Ratio of net charge-offs during the period to average loans outstanding	0.08%	0.03%
Ratio of allowance for loan losses to average loans outstanding	1.61%	1.43%

The provision for loan losses was reduced $2,100 for the first quarter of 2009 compared to a year ago.  The first quarter 2008 provision included $5,000 related to a large homebuilder and developer that failed.  The 2009 provision remained higher than historic levels as the economy remained in a recession with significant difficulty being experienced in the construction and real estate development areas.

Net charge-offs during the first three months of 2009 were $651 higher than in the same period in 2008.  The majority of the 2009 year-to-date charge-offs were related to two customers.  In the first instance, declining collateral values for a customer that had been the victim of a substantial fraud identified in 2008 caused a partial charge-off of $600.  In the second instance, the value of repossessed development property transferred to other real estate owned was less than the loan balance resulting in a charge-off of $200.

The allowance for loan losses represented 47.4 percent of non-performing loans at March 31, 2009, compared to 53.5 percent at December 31, 2008.  The ratio has declined primarily due to the increase in non-accrual loans.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent significant variances are shown.

	Three Months Ended March 31,
Noninterest income:	2009	2008	Change	Change %
Service charges on deposit accounts	$969	$1,046	$(77)	-7.4%
Trust services	180	194	(14)	-7.2%
Gains and fees on sales of residential mortgages	298	85	213	250.6%
Investment advisory fees	1,416	1,938	(522)	-26.9%
Increase in cash value of bank-owned life insurance	182	192	(10)	-5.2%
Proceeds from bank-owned life insurance	840	-	840	N/A
Securities gains (losses), net	1,453	5	1,448	28960.0%
Investment securities impairment losses	(1,415)	-	(1,415)	N/A
Other:
Debit card usage fees	248	190	58	30.5%
All other	256	282	(26)	-9.2%
Total other	504	472	32	6.8%
Total noninterest income	$4,427	$3,932	$495	12.6%

Year-to-date service charges on deposit accounts declined compared to the first quarter of 2008 as return check charges fell more than an increase in fees on commercial accounts.  Return check charges were $100 lower than in the same period of 2008 as customers presented fewer checks against non-sufficient funds.  Commercial fee income grew because low market interest rates resulted in lower earnings credits.

Trust fees have declined compared to the prior year due to lower asset values due to the decline in the stock market.

The volume of originations of residential mortgages sold into the secondary market in the first quarter of 2009 almost tripled compared to 2008.  The growth of this line of business is expected to continue as historically low interest rates cause consumers to refinance existing mortgages in order to reduce their monthly costs.  Despite the low level of home sales, consumers are selectively purchasing real estate while locking in relatively low long-term rates.

Investment advisory fees are fees earned by WB Capital.  A portion of the first quarter 2009 decline resulted from the decline in advisory fees from separately managed accounts due to the severe decline in stock values and business lost due to the uncertain markets.  Also contributing to the decline was the loss of assets in the WB Capital Mutual Funds.  Partially offsetting the decline was a 21.7 percent or $65 increase in public funds revenue due to increased asset levels.

As previously discussed, West Bank received tax-exempt income from life insurance proceeds as the result of the death of one of its officers.

During March of 2009, West Bank sold agency and municipal available-for-sale investment securities with a book value of approximately $8.8 million to take advantage of gains within the portfolio.  The Company also recognized impairment losses of $1,415 on two trust preferred securities held by West Bank and one unit investment trust at the Company.  Interest of $117 related to the two trust preferred securities that were considered impaired was reversed from interest income in March 2009.  No further interest accruals will be recorded.

Debit card usage fees continued to increase in the first quarter of 2009 as West Bank’s interest-bearing checking account with reward features and an above market interest rate grew by over one thousand accounts and approximately $24 million in balances compared to December 31, 2008.  This product was introduced in April 2008 and encourages the use of electronic payments.  This source of revenue is expected to continue to grow due to the convenience of this payment method.  The growth rate may decline going forward due to the recent implementation of a requirement that new account owners be Iowa residents.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended March 31,
Noninterest expense:	2009	2008	Change	Change %
Salaries and employee benefits	$3,664	$3,731	$(67)	-1.8%
Occupancy	940	900	40	4.4%
Data processing	546	587	(41)	-7.0%
FDIC insurance expense	453	32	421	1315.6%
Other:
Marketing	164	187	(23)	-12.3%
Professional fees	279	244	35	14.3%
Consulting fees	83	50	33	66.0%
Deposit operations expense	89	3	86	2866.7%
Bank service charges	82	57	25	43.9%
Other real estate owned expense	35	(14)	49	350.0%
Charitable contributions	200	36	164	455.6%
Intangible amortization	155	177	(22)	-12.4%
All other	813	775	38	4.9%
Total other	1,900	1,515	385	25.4%
Total noninterest expense	$7,503	$6,765	$738	10.9%

The decline in salaries and benefits resulted from a $191 reduction in bonus accruals compared to the first quarter of 2008.  Partially offsetting this reduction was a 7.6 percent increase in the cost of employee healthcare coverage.

Occupancy expenses increased in the three months ended March 31, 2009, mainly due to the February 2009 opening of a new branch in Waukee.  The Company continues to market excess space available in the facility in which WB Capital is located in West Des Moines.  A portion of the space has been leased and rental payments began in the second quarter of 2008.

Data processing expense declined because of new terms in West Bank’s contract with its data processing provider.  Those savings were somewhat offset by increased costs related to higher volumes of pin and signature-based debit/ATM card transactions and higher volumes of transactions and accounts on West Bank’s various deposit and loan application systems.

FDIC insurance expense increased as a result of the re-establishment of the FDIC assessment and subsequent rate increases.  West Bank’s share of a one-time assessment credit was almost fully utilized by March 31, 2008.  The rate assessed to each bank is based upon risk factors including past due and non-performing loans, net loan charge-offs, and net income before taxes.  The cost is expected to double in the second quarter of 2009 due to a premium increase which became effective on April 1, 2009.  The FDIC has also proposed a one-time emergency special assessment of 20 basis points as part of the restoration plan for the Deposit Insurance Fund.  The impact on West Bank would be an additional cost of approximately $2.4 million for the second quarter.  The one-time assessment has attracted significant attention and may be reduced to 10 basis points, or approximately $1.2 million.  A final determination on the rate of the one-time emergency special assessment is expected in May 2009.

Professional fees increased due to higher legal fees, primarily associated with loan collection efforts, and higher external audit and tax compliance related fees.  Consulting fees increased due to the implementation of a customer relationship management system beginning in the second half of 2008.

Deposit operations expense increased due to costs associated with the SmartyPig savings and the Reward Me interest-bearing checking products which have both grown substantially compared to the prior year.  West Bank’s service charges paid have increased as a result of technological improvements in cash letter processing that allows better availability of funds from incoming deposits.  The improved availability results in a loss of earnings credit used to offset the charges assessed by the processor.

Other real estate owned expense increased due to operating costs for a higher number of properties held.

Charitable contributions increased in the first quarter of 2009 because $200 of the previously mentioned bank-owned life insurance proceeds was contributed to the West Bancorporation Foundation.  The Company does not anticipate funding additional contribution expenses for the remainder of 2009.

Income Tax Expense

The Company incurred income tax expense of $420 for the quarter ended March 31, 2009, compared to $69 for the quarter ended March 31, 2008.  The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2009 and 2008 were 12.5 percent and 4.8 percent, respectively.  The low effective rates are the result of the relatively high proportion of tax-exempt income, including the life insurance proceeds, compared to lower than historical net income before taxes for both years.  The effective tax rate for both years was also impacted by West Bank’s 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.

FINANCIAL CONDITION

Total assets were approximately $1.6 billion as of March 31, 2009, an increase of 3.8 percent compared to December 31, 2008.  The increase was primarily due to higher deposit levels which were held in short-term investments as of the end of the first quarter.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined approximately $5.8 million from December 31, 2008, to $175.6 million at March 31, 2009.  The decline was primarily the result of selectively selling agency and municipal securities to recognize gains in the portfolio.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of March 31, 2009, existing pre-tax unrealized losses of $7.9 million are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not estimated cash flows, and the Company has the ability and the intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.  Therefore, other than the securities discussed earlier, no other-than-temporary impairment adjustment has been recorded as of March 31, 2009.

At March 31, 2009, the most significant risk of a future impairment charge relates to West Bank’s investment in trust preferred securities of other banks.  As of March 31, 2009, six trust preferred securities with an original cost of $4.2 million were valued at $2.0 million.  In accordance with SFAS No. 115, the decline in fair market value has been charged against equity on an after income tax basis.  Management has concluded these securities are not other than temporarily impaired.  Any potential future loss that would be considered other-than-temporary impairment would negatively impact net income and regulatory capital; however, as previously noted the fair market value adjustment at March 31, 2009, has already been recorded against equity.  Also, included in the investment securities portfolio is a note issued by SLM Corporation, also know as Sallie Mae.  The cost of the note was $4 million and the current market value is $1.5 million.  The value of the note has been impacted by the U.S. Government’s decision to directly originate student loans.  At this time, management believes SLM Corporation is still profitable and should still be able to expand its business through servicing student loans.

The world-wide financial and credit markets are still experiencing considerable stress due to the financial crisis and recession.  Despite substantial government intervention, the markets remain highly volatile.  Investors seem to be hesitant to invest in any credit product except Treasuries and agencies until more stability returns to the market, thus contributing to pricing fluctuations.  In many cases, bond prices may be the result of distressed selling rather than normal market transactions.  Management believes some price fluctuations have more to do with the environment surrounding the credit markets than the inability to receive full principal payments.

As of March 31, 2009, the available for sale investment securities portfolio consists of approximately 37 percent U.S. government and government agency securities, 56 percent municipal securities, 1 percent mortgage-backed securities, and 6 percent corporate and trust preferred securities.

Loans and Non-performing Assets

Loans outstanding increased approximately $22 million from December 31, 2008, to March 31, 2009.  The increase was primarily attributable to growth in commercial, construction and commercial real estate loans.  Meanwhile, multifamily and residential real estate loans declined somewhat compared to December 31, 2008.  New loan funding in the first quarter of 2009 totaled approximately $86 million.  West Bank has fewer new loans in process which should result in growth in the second quarter of 2009 that is lower than the first quarter.

The following tables show a breakdown of West Bank’s three major components of its loan portfolio (construction, commercial real estate, and commercial) as of March 31, 2009.

Construction loans:
	March 31, 2009
	$	%
Land development:
1-4 family	$8,116	5%
Multifamily	18,714	12%
Construction
1-4 family
Owner occupied	5,222	3%
Non-owner occupied	32,673	21%
Multifamily	17,681	11%
Industrial, commercial and other	73,103	47%
	$155,509	100%

Commercial Real Estate Loans:
	March 31, 2009
	$	%
Owner occupied	$194,233	43%
Non-owner occupied
Medical/Retirement	63,046	14%
Retail	53,222	12%
Multifamily	41,291	9%
Office	38,453	8%
Warehouse	19,232	4%
Hotel	11,943	3%
Other	31,699	7%
Total non-owner occupied	258,886	57%
	$453,119	100%

Commercial Loans:
	March 31, 2009
	$	%
Finance and insurance	$94,160	23%
Real estate and rental/leasing	57,032	14%
Manufacturing	48,763	12%
Publishing, broadcasting, and information services	29,560	7%
Construction	18,438	5%
Wholesale trade	17,548	4%
Building trades	15,428	4%
Transportation and warehousing	13,681	3%
Retail	13,243	3%
Arts, entertainment and recreation	10,766	3%
Other	82,138	20%
	$400,757	100%

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items.

	March 31, 2009	December 31, 2008	Change
Non-accrual loans	$29,988	$21,367	$8,621
Loans past due 90 days and still accruing interest	569	92	477
Restructured loans	7,456	7,376	80
Total non-performing loans	38,013	28,835	9,178
Other real estate owned	3,260	4,352	(1,092)
Non-accrual investment securities	2,810	2,575	235
Total non-performing assets	$44,083	$35,762	$8,321

Non-performing loans to total loans	3.39%	2.62%	0.77%
Non-performing assets to total assets	2.73%	2.30%	0.43%

Total non-performing assets have increased 23.3 percent since the end of 2008.  The balance of non-accrual loans grew $8,621 during the first quarter of 2009 with all of the increase consisting of 1-4 family construction and development loans as that sector of the economy continues to experience difficulties.  If the economy does not improve in the near future it is expected that commercial customers in various retail industries could experience financial difficulties.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 7 and 9 to the Financial Statements.

Deposits

Total deposits were approximately $1.2 billion as of March 31, 2009, an increase of 3.4 percent compared to December 31, 2008 balances.  All deposit categories except certificates of deposit increased during this time period.  Certificates of deposit declined approximately $37 million in the first quarter of 2009, with the majority of the change attributable to one customer who opted to move a portion of their CDARS deposits into other investment vehicles.

In order to maintain and build core deposits, West Bank introduced a product called “Reward Me Checking” in April 2008.  This product, which pays a certificate of deposit-like rate if the customer performs a certain number of electronic banking transactions and agrees to receive monthly statements electronically, grew by almost $24 million in the first quarter of 2009.  West Bank is the banking partner for a savings program called SmartyPig.  SmartyPig is an internet-based savings and rewards program developed by SmartyPig, LLC.  As of March 31, 2009, this program had gathered $31 million in deposits, including over $22 million in the first quarter of 2009.

Borrowings

The balance of federal funds purchased and securities sold under agreement to repurchase was $110.0 million at March 31, 2009, up from $93.1 million at December 31, 2008.  The increase was principally in federal funds purchased, which consisted of funds sold to West Bank by approximately 15 banks throughout Iowa as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks will fluctuate depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan option notes.  Long-term borrowings had no changes in composition since December 31, 2008.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits, which include demand, money market, savings, and certificates of deposit.  Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $242 million as of March 31, 2009, compared with $197 million as of December 31, 2008.  West Bank has additional borrowing capacity available from the FHLB of approximately $65 million.  In addition, West Bank has $88 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of March 31, 2009.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at March 31, 2009.

On December 31, 2008, the Company received $36 million from the Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the Capital Purchase Program (CPP).  The senior preferred shares qualify as Tier 1 capital for regulatory purposes and rank senior to common stock and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors and management believe it was prudent to participate in the CPP because (i) the cost of capital under this program may be significantly lower than the cost of capital otherwise available to the Company at this time, and (ii) despite being well-capitalized, additional capital under this program provides the Company and West Bank additional flexibility to meet future capital needs that may arise in the current uncertain economic environment.

The Company’s total stockholders’ equity increased to $151.3 million at March 31, 2009, from $150.1 million at December 31, 2008.  Total equity increased due to the retention of earnings as year-to-date net income exceeded dividends paid.  Total stockholders' equity was 9.39 percent and 9.66 percent of total assets as of March 31, 2009, and December 31, 2008, respectively.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

The Company and West Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and West Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The quantitative measures of the Company and West Bank of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets are set forth in the following table along with the minimum required ratios.  Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at March 31, 2009.  Prompt corrective action provisions are not applicable to the Holding Company.  Management is closely monitoring the capital ratios of the Company and West Bank to ensure they stay in compliance with the well-capitalized guidelines.

	Regulatory		Actual Regulatory
	requirements to be:		Capital Ratios as of:

	Adequately	Well-	March 31,	December 31,
	Capitalized	Capitalized	2009	2008
Total risk-based capital as % of risk-weighted assets:
Consolidated	8.0%	n/a	13.5%	13.3%
West Bank	8.0%	10.0%	13.3%	13.1%
Tier 1 capital as % of risk-weighted assets:
Consolidated	4.0%	n/a	12.3%	12.1%
West Bank	4.0%	6.0%	11.2%	11.0%
Tier 1 capital as % of average assets:
Consolidated	4.0%	n/a	9.7%	10.3%
West Bank	4.0%	5.0%	8.9%	9.4%

In April 2008, the Company’s Board of Directors authorized the buyback of up to $5 million of the Company’s common stock for a period of twelve months.  No shares were repurchased under this authorization which has expired.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2009, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2008.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2009 changed when compared to 2008.

Effects of New Statements of Financial Accounting Standards

In April 2009, the FASB issued the following new accounting standards:

i.)
FASB Staff Position FAS 157−4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157−4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed.  This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)
FASB Staff Position FAS 115−2 and FAS 124−2, Recognition and Presentation of Other−Than−Temporary Impairments, provides additional guidance to provide greater clarity about the credit and noncredit component of an other−than−temporary impairment event and to more effectively communicate when an other−than−temporary impairment event has occurred. This FSP applies to debt securities.

iii.)
FASB Staff Position FAS 107−1 and APB 28−1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These statements are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has elected to adopt these statements effective for the quarter ending June 30, 2009.  The Company is currently evaluating the impact that the adoption of these Statements will have on its financial position and results of operations.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2009.  However, management believes the current economic environment continues to remain uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common shares during the first quarter of 2009 under the $5 million stock buy-back plan approved by the Board of Directors on April 16, 2008, which expired on April 15, 2009.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Form 10 on March 11, 2002.)
3.2
Articles of Amendment to the Restated Articles of Incorporation filed with the Secretary of State on December 24, 2008 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on December 31, 2008.)

3.3
Articles of Amendment to the Restated Articles of Incorporation filed with the Iowa Secretary of State on December 24, 2008, designating the terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.2 filed with the Form 8-K on December 31, 2008.)

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009.)
4.1	Warrant for Purchase of Shares of Common Stock (incorporate herein by reference to Exhibit 4.1 filed with the Form 8-K on December 31, 2008.)
4.2
Letter Agreement, dated December 31, 2008, between the Company and the UST, which includes the Securities Purchase Agreement attached hereto, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on December 31, 2008.)

10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002.)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002.)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002.)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002.)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002.)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002.)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002.)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002.)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002.)
10.10*	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002.)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003.)
10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004.)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005.)
10.14*	Employment Agreement with Scott D. Eltjes (incorporated herein by reference to Exhibit 10.17 filed with the Form 10-K on March 3, 2005.)
10.15	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005.)
10.16*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005.)
10.17*	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on February 22, 2006.)
10.18	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006.)
10.19	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007.)
10.20*	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008.)
10.21*	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008.)

10.22*	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008.)
10.23	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008).
12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

April 29, 2009	By:	/s/ Thomas E. Stanberry
Date	Thomas E. Stanberry
Chairman, President and Chief Executive Officer

April 29, 2009	By:	/s/ Douglas R. Gulling
Date	Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Ratios of Earnings to Fixed Charges and Preferred Dividends	29
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	30
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	32
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	33
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002