Form 10-Q
period 2009-06-30
WEST BANCORPORATION INC
filed 2009-07-30
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐    No  ☒

As of July 29, 2009, there were 17,403,882 shares of common stock, no par value outstanding.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2009	2008

Assets
Cash and due from banks	$23,985	$23,712
Federal funds sold and other short-term investments	64,254	173,257
Cash and cash equivalents	88,239	196,969
Securities available for sale	245,840	181,434
Federal Home Loan Bank stock, at cost	9,756	8,174
Loans held for sale	7,213	1,018
Loans	1,115,324	1,100,735
Allowance for loan losses	(23,662)	(15,441)
Loans, net	1,091,662	1,085,294
Premises and equipment, net	5,108	4,916
Accrued interest receivable	7,122	6,415
Goodwill	1,894	24,930
Other intangible assets	1,095	1,404
Bank-owned life insurance	24,986	25,277
Other real estate owned	6,137	4,352
Other assets	24,849	13,005
Total assets	$1,513,901	$1,553,188

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Noninterest-bearing demand	$209,893	$174,635
Interest-bearing demand	132,597	97,853
Savings	348,275	238,058
Time of $100,000 or more	250,202	274,825
Other time	235,927	369,416
Total deposits	1,176,894	1,154,787

Federal funds purchased and securities sold under agreements to repurchase	48,938	93,111
Other short-term borrowings	3,262	245
Accrued expenses and other liabilities	10,520	9,363
Subordinated notes	20,619	20,619
Long-term borrowings	125,000	125,000
Total liabilities	1,385,233	1,403,125

Stockholders' Equity

Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	33,785	33,548
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,000	3,000
Additional paid-in capital	34,387	34,452
Retained earnings	62,377	82,793
Accumulated other comprehensive (loss)	(4,881)	(3,730)
Total stockholders' equity	128,668	150,063
Total liabilities and stockholders' equity	$1,513,901	$1,553,188

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Interest income:
Loans, including fees	$15,102	$15,313	$30,124	$31,690
Securities:
U.S Treasury, government agencies and corporations	607	536	1,219	1,521
States and political subdivisions	1,120	967	2,220	1,910
Corporate notes and other investments	234	439	359	837
Federal funds sold and other short-term investments	208	75	311	235
Total interest income	17,271	17,330	34,233	36,193
Interest expense:
Demand deposits	671	233	1,148	523
Savings deposits	1,147	926	1,531	2,419
Time deposits	3,487	3,379	7,891	7,568
Federal funds purchased and securities sold under agreements to repurchase	84	714	175	1,978
Other short-term borrowings	-	5	-	34
Subordinated notes	367	367	730	734
Long-term borrowings	1,320	1,471	2,626	2,826
Total interest expense	7,076	7,095	14,101	16,082
Net interest income	10,195	10,235	20,132	20,111
Provision for loan losses	15,000	1,000	18,500	6,600
Net interest income after provision for loan losses	(4,805)	9,235	1,632	13,511
Noninterest income:
Service charges on deposit accounts	1,073	1,250	2,042	2,296
Trust services	179	204	359	398
Gains and fees on sales of residential mortgages	237	135	535	220
Investment advisory fees	1,593	1,960	3,009	3,898
Increase in cash value of bank-owned life insurance	181	257	363	449
Proceeds from bank-owned life insurance	-	-	840	-
Other income	527	475	1,031	947
Total noninterest income	3,790	4,281	8,179	8,208
Investment securities gains (losses), net:
Total other-than-temporary impairment losses	(1,013)	-	(2,428)	-
Portion of loss recognized in other comphehensive income (loss) before taxes	738	-	738	-
Net impairment losses recognized in earnings	(275)	-	(1,690)	-
Realized securities gains, net	-	-	1,453	5
Investment securities gains (losses), net	(275)	-	(237)	5
Noninterest expense:
Salaries and employee benefits	3,308	3,634	6,972	7,365
Occupancy	1,163	899	2,103	1,799
Data processing	579	611	1,125	1,198
FDIC insurance expense	1,283	153	1,736	185
Goodwill impairment	23,036	-	23,036	-
Other expenses	1,781	1,764	3,681	3,279
Total noninterest expense	31,150	7,061	38,653	13,826
Income (loss) before income taxes	(32,440)	6,455	(29,079)	7,898
Income taxes (benefits)	(10,161)	1,941	(9,741)	2,010
Net income (loss)	$(22,279)	$4,514	$(19,338)	$5,888
Preferred stock dividends and accretion of discount	(570)	-	(1,137)	-
Net income (loss) available to common stockholders	$(22,849)	$4,514	$(20,475)	$5,888
Earnings (loss) per common share, basic	$(1.32)	$0.26	$(1.18)	$0.34
Earnings (loss) per common share, diluted	$(1.32)	$0.26	$(1.18)	$0.34
Cash dividends per common share	$0.01	$0.16	$0.09	$0.32

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive
(in thousands, except per share data)	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2008		$-	$3,000	$32,000	$87,084	$(478)	$121,606
Comprehensive income:
Net income	$5,888	-	-	-	5,888	-	5,888
Other comprehensive (loss), unrealized (losses) on securities, net of reclassification adjustment, net of tax	(3,303)	-	-	-	-	(3,303)	(3,303)
Total comprehensive income	$2,585
Shares reaquired and retired under the common stock repurchase plan		-	-	-	(788)	-	(788)
Cash dividends declared, $0.32 per common share		-	-	-	(5,570)	-	(5,570)
Balance, June 30, 2008		$-	$3,000	$32,000	$86,614	$(3,781)	$117,833

Balance, January 1, 2009		$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Cumulative effect accounting adjustment, net of tax (1)		-	-	-	1,625	(1,625)	-
Comprehensive (loss):
Net (loss)	$(19,338)	-	-	-	(19,338)	-	(19,338)
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	474	-	-	-	-	474	474
Total comprehensive (loss)	$(18,864)
Preferred stock discount accretion		237	-	-	(237)	-	-
Preferred stock issuance costs		-	-	(65)	-	-	(65)
Cash dividends declared, $0.09 per common share		-	-	-	(1,566)	-	(1,566)
Preferred stock dividends		-	-	-	(900)	-	(900)
Balance, June 30, 2009		$33,785	$3,000	$34,387	$62,377	$(4,881)	$128,668

(1)
Represents reclassifications of noncredit-related components of previously recorded other-than-temporary losses pursuant to the adoption of    FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(19,338)	$5,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	18,500	6,600
Goodwill impairment	23,036	-
Net amortization and accretion	478	468
Loss on disposition of premises and equipment	3	23
Securities gains, net	(1,453)	(5)
Investment securities impairment losses	1,690	-
Proceeds from sales of loans held for sale	39,043	16,714
Originations of loans held for sale	(45,238)	(17,086)
Proceeds from bank-owned life insurance	(840)	-
Increase in value of bank-owned life insurance	(363)	(449)
Depreciation	437	457
Deferred income taxes	(9,723)	(539)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(707)	1,630
Increase in other assets	(2,417)	(1,289)
Increase in accrued expenses and other liabilities	933	895
Net cash provided by operating activities	4,041	13,307
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	74,486	104,176
Purchases of securities available for sale	(138,525)	(47,983)
Purchases of Federal Home Loan Bank stock	(1,582)	(4,929)
Proceeds from redemption of Federal Home Loan Bank stock	-	2,299
Net change in loans	(30,748)	(79,923)
Net proceeds from the sale of other real estate owned	4,092	144
Proceeds from sales of premises and equipment	2	10
Purchases of premises and equipment	(634)	(353)
Proceeds of principal and earnings from bank-owned life insurance	1,493	-
Net cash used in investing activities	(91,416)	(26,559)
Cash Flows from Financing Activities:
Net change in deposits	22,107	27,546
Net change in federal funds purchased and securities sold under agreements to repurchase	(44,173)	(44,097)
Net change in other short-term borrowings	3,017	(1,172)
Proceeds from long-term borrowings	-	75,000
Principal payments on long-term borrowings	-	(25,500)
Payment for shares reacquired under common stock repurchase plan	-	(788)
Common stock cash dividends	(1,566)	(5,570)
Preferred stock dividends paid	(675)	-
Preferred stock issuance costs	(65)	-
Net cash provided by (used in) financing activities	(21,355)	25,419
Net (decrease) increase in cash and cash equivalents	(108,730)	12,167
Cash and Cash Equivalents:
Beginning	196,969	49,943
End	$88,239	$62,110

Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,988	$16,044
Income taxes	2,276	3,751
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,813	$680

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying consolidated statements of income (loss) for the three and six months ended June 30, 2009 and 2008, and the consolidated statements of stockholders’ equity, comprehensive income (loss), and cash flows for the six months ended June 30, 2009 and 2008, and the consolidated balance sheets as of June 30, 2009 and December 31, 2008, include the accounts of West Bancorporation, Inc. (the Company), West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), West Bank’s 99.9 percent owned subsidiary, ICD IV, LLC (a community development partnership), and WB Capital Management Inc. (WB Capital).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, a subsidiary, West Bancorporation Capital Trust I (the Trust) is not consolidated with the Company.  The results of the Trust are recorded on the books of the Company using the equity method of accounting.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

Certain items in the financial statements as of June 30, 2008 were reclassified to be consistent with the classifications used in the June 30, 2009 financial statements.  The reclassification has no effect on net income (loss) or stockholders’ equity.

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

3.  Current Accounting Developments

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other−Than−Temporary Impairments” (“FSP FAS 115−2/124−2”).  FSP FAS 115−2/124−2 requires entities to separate an other−than−temporary impairment (OTTI) of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  FSP FAS 115−2/124−2 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 115−2/124−2 effective for the quarter ending June 30, 2009.  The Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss) by $2,622 pre-tax or $1,625 after tax, relating to the $4,739 of impairment losses recorded during 2008.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”).  Under FSP FAS 157−4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157−4 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 157−4 effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”).  FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107−1 and APB 28−1 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this statement for the quarter ending June 30, 2009.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

4.  Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to the allowance for loan losses, goodwill, and fair value of available for sale investment securities.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions.  To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is deemed to have an indefinite life, is not subject to amortization, and is instead tested for impairment at least annually.  Goodwill is also tested for impairment on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.  Goodwill impairment was reviewed for the interim period because the Company’s stock traded at a market price of less than its per share book value.  Therefore, the Company hired a third party valuation firm to assist management in determining whether goodwill had been impaired.  The Company’s goodwill consisted of two pieces.  Goodwill totaling $13,376 was associated with the acquisition of Hawkeye State Bank in 2003.  Goodwill totaling $11,554 was associated with the acquisitions of VMF Capital in 2003 and Investors Management Group, Ltd. in 2005, which combined constitute WB Capital.

With the assistance of management, the third party valuation firm prepared an estimate of the fair value of a 100 percent controlling marketable interest in the outstanding stock of West Bank and of WB Capital as of June 30, 2009, in accordance with FASB No. 142, “Goodwill and Other Intangible Assets.”  FASB No. 142 requires the use of fair value measurements as defined in FASB No. 157.  In determining the fair value of West Bank a combination of the income and market approaches were used.  Under the income approach, the primary factor considered was the ability of West Bank to generate future cash flows.  A discount rate was estimated by utilizing the build-up method which factors in the following components:  a risk-free rate of return, an equity risk premium, an industry risk premium or discount, a size premium and risk associated specifically with West Bank.  A discount rate of 12.04 percent was then applied to projected future cash flows of West Bank.  Under the market approach, stock market data regularly published on publicly traded companies considered to be similar to West Bank were utilized in determining market value.  The two indicated values were then weighted to represent the relative importance a market participant might reasonably be expected to place on the results of each method.  For WB Capital, a discount rate of 16.66 percent, calculated under the same methodology as for West Bank, was applied to projected future cash flows to determine market value.  No weighting was given to the market approach for WB Capital as identified comparable companies were significantly larger and more diversified than WB Capital and comparable merger and acquisition transactions did not sufficiently reflect market conditions as of June 30, 2009.

Based on the above analysis, an impairment of $23,036 was recorded in the quarter ending June 30, 2009.  The impairment represented all of the goodwill of West Bank and $9,660 of WB Capital’s goodwill.  The impairment charge had no impact on the Company’s liquidity, cash flows, or tangible capital ratios.  In addition, goodwill is not included in the calculation of regulatory capital, so the impairment had a negligible impact on the Company’s and West Bank’s risk-based capital ratios.  As of June 30, 2009, the Company and West Bank exceed the regulatory requirements for being well-capitalized.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  In June 2009, the Company adopted FSP FAS 115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changed the accounting requirements for OTTI for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s intent to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Declines in the fair value of securities below their amortized cost basis that are deemed to be OTTI are carried at fair value.  Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

5.  Securities Available for Sale

For securities available for sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income (loss), and estimated fair value by security type as of June 30, 2009 and December 31, 2008.  Included in gross unrealized losses as of June 30, 2009, is an OTTI loss of $3,360 relating to a pooled trust preferred security, which represents the noncredit-related portion of the overall impairment.

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasury and government agencies and corporations	$100,123	$154	$(723)	$99,554
State and political subdivisions	104,177	1,776	(2,348)	103,605
Mortgage-backed securities	11,184	40	-	11,224
Trust preferred securities (1)	8,952	-	(5,606)	3,346
Corporate notes and other investments	29,277	22	(1,188)	28,111
	$253,713	$1,992	$(9,865)	$245,840

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasury and government agencies and corporations	$58,895	$2,155	$-	$61,050
State and political subdivisions	109,682	1,271	(3,778)	107,175
Mortgage-backed securities	1,234	-	-	1,234
Trust preferred securities (2)	8,025	-	(2,756)	5,269
Corporate notes and other investments	9,614	3	(2,911)	6,706
	$187,450	$3,429	$(9,445)	$181,434

(1)
During the quarter ended June 30, 2009, pursuant to FSP FAS 115-2, which states that previously recorded impairment charges which did not relate to credit losses should be reclassified from retained earnings to accumulated other comprehensive income (loss), the Company recorded a cumulative effect adjustment that increased retained earnings and decreased other comprehensive income (loss) by $2,622, or $1,625 net of tax, respectively.

(2)
The Company recorded OTTI charges in this category of $2,622 for the year ending December 31, 2008 related to one pooled trust preferred security.  For the security deemed impaired, the amortized cost was written down to the fair value of the security.

Securities with an amortized cost of approximately $160,931 and $161,765 as of June 30, 2009 and December 31, 2008, respectively, were pledged as collateral on the Treasury, Tax, and Loan option notes, securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping on behalf of the Company.

The amortized cost and fair value of securities available for sale as of June 30, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$12,529	$12,424
Due after one year through five years	122,862	121,895
Due after five years through ten years	59,094	59,069
Due after ten years	59,228	52,452
	$253,713	$245,840

For the three and six months ended June 30, 2009, proceeds from the sales of securities available for sale were $0 and $10,502, respectively.  Gross security gains of $0 and $1,453 were realized for the three and six months ended June 30, 2009, respectively, and no losses were recognized during these time periods.  For the three and six months ended June 30, 2008, proceeds from the sales of securities available for sale were $0 and $3,604, respectively.  Gross security gains of $0 and $5 were realized for the three and six months ended June 30, 2008, respectively, and no losses were recognized during these time periods.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost.

See Note 4 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2009 and December 31, 2008.  The table includes one security for which a portion of an OTTI has been recognized in other comprehensive income (loss).

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

U.S. Treasury and government agencies and corporations	$71,394	$(723)	$-	$-	$71,394	$(723)
State and political subdivisions	29,418	(1,372)	12,683	(976)	42,101	(2,348)
Mortgage-backed securities	-	-	-	-	-	-
Trust preferred securities	235	(515)	2,990	(5,091)	3,225	(5,606)
Corporate notes and other investments	13,837	(56)	4,853	(1,132)	18,690	(1,188)
	$114,884	$(2,666)	$20,526	$(7,199)	$135,410	$(9,865)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

U.S. Treasury and government agencies and corporations	$-	$-	$-	$-	$-	$-
State and political subdivisions	41,901	(3,109)	5,937	(669)	47,838	(3,778)
Mortgage-backed securities	-	-	-	-	-	-
Trust preferred securities	2,401	(1,799)	292	(957)	2,693	(2,756)
Corporate notes and other investments	1,512	(488)	1,560	(2,423)	3,072	(2,911)
	$45,814	$(5,396)	$7,789	$(4,049)	$53,603	$(9,445)

As of June 30, 2009, the available for sale investment portfolio included 36 municipal securities, 5 trust preferred securities, and 2 corporate notes with current unrealized losses that have existed for longer than one year.

The unrealized losses on the Company’s investments in state and political subdivisions are due to market conditions, not in estimated cash flows.  The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at June 30, 2009.

The unrealized losses in four single-issuer trust preferred securities are due to reduced demand for these securities, and interest rate fluctuations and illiquid markets, not estimated cash flows.  The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider these investments to be OTTI at June 30, 2009.

For the year ended December 31, 2008, the Company recorded OTTI on a pooled trust preferred security, which resulted in a reduction of non-interest income of $2,622.  Pursuant to FSP FAS 115-2/124-2, which states that previously recorded impairment charges which did not relate to a credit loss should be reclassified from retained earnings to other comprehensive income, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased other comprehensive income (loss) by $2,622, or $1,625, net of tax.  None of the previously recorded impairment loss was considered a credit loss as of April 1, 2009, the date of adoption of this accounting pronouncement.

The Company engaged an independent consulting firm to assist in the valuation of this security as of June 30, 2009.  Based on the consulting firm’s findings, management determined the security had an estimated market value of $1,266 which resulted in $3,635 of total impairment, or an additional impairment of $1,013 in the second quarter of 2009.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flows of the security.  In addition, the consulting firm assumed no prepayments of the underlying debt.  If the net present value of the cash flows was less than the cost basis of the security, the difference was considered credit-related and recorded through earnings.  Based on this calculation, $275 of the total impairment was considered to be a credit loss which was recognized in the 2009 second quarter income statement and the remaining amortized cost of the security was reduced to create a new cost basis.  The remaining change in fair market value of $3,360 is reflected in other comprehensive income (loss), net of taxes of $1,277.  The Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

For the first quarter of 2009, the Company recognized an OTTI of $1,380 on two trust preferred securities.  The carrying values of these securities were written down to $120 as of March 31, 2009, and were considered credit losses.  There were no changes to the credit-related component during the second quarter of 2009.

The Company’s unrealized loss on investments in corporate bonds is due to market conditions, not in estimated cash flows.  The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at June 30, 2009.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income (loss) through June 30, 2009:

Beginning balance as of December 31, 2008	$-
Current period credit loss recognized in earnings	275
Reductions for securities sold during the period	-
Reductions for securities where there is an intent to sell
or requirement to sell	-
Reductions for increases in cash flows expected to be collected	-
Balance as of June 30, 2009	$275

6.  Impaired Loans and Allowance for Loan Losses

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

	June 30, 2009	December 31, 2008
Impaired loans without an allowance	$14,136	$18,067
Impaired loans with an allowance	51,671	23,044
Total impaired loans	$65,807	$41,111
Allowance for loan losses related to impaired loans	$9,761	$3,590

The following table reconciles the balance of non-accrual loans with impaired loans carried at fair value as of the dates shown below.

	June 30, 2009	December 31, 2008
Non-accrual loans	$29,591	$21,367
Restructured loans	12,855	7,376
Other impaired loans still accruing interest	23,361	12,368
Total impaired loans	$65,807	$41,111

Changes in the allowance for loan losses were as follows for the periods shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Balance at beginning of period	$18,015	$14,260	$3,755	$15,441	$8,935	$6,506
Charge-offs	(9,366)	(4,740)	(4,626)	(10,553)	(5,121)	(5,432)
Recoveries	13	37	(24)	274	143	131
Net charge-offs	(9,353)	(4,703)	(4,650)	(10,279)	(4,978)	(5,301)
Provision charged to operations	15,000	1,000	14,000	18,500	6,600	11,900
Balance at end of period	$23,662	$10,557	$13,105	$23,662	$10,557	$13,105

7.  Fair Value Measurements

Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, requires disclosure for those assets and liabilities carried in the balance sheet on a fair value basis.  Effective January 1, 2009, the Company adopted the nonfinancial assets and liabilities portion of SFAS No. 157, which requires recognition at fair value of nonfinancial assets and liabilities on a nonrecurring basis.  The Company adopted FSP FAS 157-4, which was discussed in Note 3, in June 2009, and has applied its guidance in estimating fair values for securities where the market volume and level of activity have significantly decreased.  The application of FSP FAS 157-4 did not result in a change in valuation technique or related inputs.

The Company’s balance sheet contains securities available for sale that are recorded at fair value on a recurring basis.  SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value.  The three levels for determining fair value are as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.  These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and government
agencies and corporations	$99,554	$2,029	$97,525	$-
State and political subdivisions	103,605	-	103,605	-
Mortgage-backed securities	11,224	-	11,224	-
Trust preferred securities	3,346	-	2,030	1,316
Corporate notes and other investments	28,111	-	28,111	-
Total	$245,840	$2,029	$242,495	$1,316

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

	3 Months Ended	Six Months Ended
Securities available for sale:	June 30, 2009	June 30, 2009
Beginning balance	$2,344	$2,325
Transfer into Level 3	-	250
Total gains or losses:
Included in earnings	(275)	(275)
Included in other comprehensive income	(738)	(938)
Principal payments	(15)	(46)
Ending balance	$1,316	$1,316

The table above includes one pooled trust preferred security which was transferred to Level 3 during 2008.  Market pricing for this security varies widely from one pricing service to another based on a lack of trading so it was considered to no longer have readily observable market data.  The fair value as of June 30, 2009, was determined by discounting the expected cash flows over the life of the security.  The discount rate included an estimate for illiquidity, credit risk, and the time value of money.  One additional trust preferred security, with a carrying value of $250, was transferred to Level 3 during the first quarter of 2009.  The bank holding company that issued the trust preferred security is not a public company, had been deferring interest payments on the trust preferred securities, and has been losing money for over a year. Subsequent to June 30, 2009, deferred interest payments have been received.  This security was estimated by management to have a fair market value of $50 at June 30, 2009.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy as of June 30, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$41,910	$-	$-	$41,910
Goodwill	1,894	-	-	1,894
Other real estate owned	6,137	-	-	6,137
Total	$49,941	$-	$-	$49,941

Loans in the table above consist of impaired loans held for investment less the portion of the allowance for loan losses related to these loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value and are classified as a Level 3 in the fair value hierarchy.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of loans outstanding, or the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below:

Cash and due from banks:  The carrying amount approximates fair value.

Federal funds sold and other short-term investments:  The carrying amount approximates fair value.

Federal Home Loan Bank stock:  The fair value of this restricted stock is estimated at its carrying value and redemption price of $100 per share.

Loans held for sale:  The fair values of loans held for sale are based on estimated selling prices.

Loans:  Fair values of loans are estimated using discounted cash flow analysis based on observable market interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Deposits:  The carrying amounts for demand and savings deposits, which represent the amounts payable on demand, approximate their fair values.  Fair values for fixed-rate and variable-rate certificates of deposit are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered on certificates with similar terms.

Accrued interest receivable and payable:  The fair values of both accrued interest receivable and payable approximate their carrying amounts.

Short-term and long-term borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and certain other short-term borrowings approximate their fair values.  Fair values of long-term borrowings including subordinated notes are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The carrying amounts and approximate fair values are as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$23,985	$23,985	$23,712	$23,712
Federal funds sold and other
short-term investments	64,254	64,254	173,257	173,257
Securities available for sale	245,840	245,840	181,434	181,434
Federal Home Loan Bank stock	9,756	9,756	8,174	8,174
Loans held for sale	7,213	7,224	1,018	1,022
Loans, net	1,091,662	1,101,017	1,085,294	1,091,071
Accrued interest receivable	7,122	7,122	6,415	6,415
Financial liabilities:
Deposits	1,176,894	1,180,140	1,154,787	1,160,620
Federal funds purchased and securities
sold under agreements to repurchase	48,938	48,938	93,111	93,111
Other short-term borrowings	3,262	3,262	245	245
Accrued interest payable	4,112	4,112	3,995	3,995
Subordinated notes	20,619	14,902	20,619	21,026
Long-term borrowings	125,000	124,877	125,000	127,053
Off-balance-sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

8.  Segment Information

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker.  The Company’s primary business segments are banking and investment advisory services.  The banking segment generates revenue through interest and fees on loans, interest on investment securities, service charges on deposit accounts, gains and fees on sale of residential mortgages, and fees for trust services.  The banking segment includes West Bank, the Company, and related elimination entries between the two, as the Company’s operation is similar to that of West Bank.  The investment advisory segment generates revenue by providing investment portfolio management services to individuals, retirement plans, corporations, foundations, endowments, and public entities.  The investment advisory segment consists of WB Capital Management Inc.  The “Other” column represents the elimination of intercompany balances.  Selected financial information on the Company’s segments is presented below for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009				2008
	Segments				Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$17,271	$-	$-	$17,271	$17,330	$-	$-	$17,330
Interest expense	7,076	-	-	7,076	7,095	-	-	7,095
Net interest income	10,195	-	-	10,195	10,235	-	-	10,235
Provision for loan losses	15,000	-	-	15,000	1,000	-	-	1,000
Net interest income after
provision for loan losses	(4,805)	-	-	(4,805)	9,235	-	-	9,235
Noninterest income	1,922	1,634	(41)	3,515	2,321	2,007	(47)	4,281
Noninterest expense	20,204	10,987	(41)	31,150	5,341	1,767	(47)	7,061
Income (loss) before income taxes	(23,087)	(9,353)	-	(32,440)	6,215	240	-	6,455
Income taxes (benefits)	(9,344)	(817)	-	(10,161)	1,840	101	-	1,941
Net income (loss)	$(13,743)	$(8,536)	$-	$(22,279)	$4,375	$139	$-	$4,514

Depreciation and amortization	$239	$141	$-	$380	$238	$176	$-	$414

Goodwill impairment included
in noninterest expense	$13,376	$9,660	$-	$23,036	$-	$-	$-	$-

	Six Months Ended June 30,
	2009				2008
	Segments				Segments
		Investment				Investment
	Banking	Advisory	Other	Consolidated	Banking	Advisory	Other	Consolidated
Interest income	$34,233	$-	$-	$34,233	$36,193	$-	$-	$36,193
Interest expense	14,101	-	-	14,101	16,082	-	-	16,082
Net interest income	20,132	-	-	20,132	20,111	-	-	20,111
Provision for loan losses	18,500	-	-	18,500	6,600	-	-	6,600
Net interest income after
provision for loan losses	1,632	-	-	1,632	13,511	-	-	13,511
Noninterest income	4,933	3,093	(84)	7,942	4,312	3,996	(95)	8,213
Noninterest expense	26,298	12,439	(84)	38,653	10,398	3,523	(95)	13,826
Income (loss) before income taxes	(19,733)	(9,346)	-	(29,079)	7,425	473	-	7,898
Income taxes (benefits)	(8,927)	(814)	-	(9,741)	1,811	199	-	2,010
Net income (loss)	$(10,806)	$(8,532)	$-	$(19,338)	$5,614	$274	$-	$5,888

Depreciation and amortization	$465	$281	$-	$746	$468	$349	$-	$817

Goodwill impairment included
in noninterest expense	$13,376	$9,660	$-	$23,036	$-	$-	$-	$-

Goodwill	$-	$1,894	$-	$1,894	$13,376	$11,554	$-	$24,930

Total assets	$1,510,229	$4,555	$(883)	$1,513,901	$1,355,443	$14,219	$(795)	$1,368,867

9.  Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if the Company’s outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and six months ended June 30, 2009 and 2008 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) per common share:
Net income (loss)	$(22,279)	$4,514	$(19,338)	$5,888
Preferred stock dividends*	(450)	-	(900)	-
Preferred stock discount accretion*	(120)	-	(237)	-
Net income (loss) available to common stockholders	$(22,849)	$4,514	$(20,475)	$5,888
Weighted average common shares outstanding	17,404	17,404	17,404	17,406
Basic earnings (loss) per common share	$(1.32)	$0.26	$(1.18)	$0.34

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$(22,849)	$4,514	$(20,475)	$5,888
Weighted average common shares outstanding	17,404	17,404	17,404	17,406
Effect of dilutive securities:
Common stock warrant**	-	-	-	-
Total diluted average common shares issued and outstanding	17,404	17,404	17,404	17,406
Diluted earnings (loss) per common share	$(1.32)	$0.26	$(1.18)	$0.34

*   Preferred stock and the common stock warrant were issued on December 31, 2008, and therefore had no effect in 2008.
** The average closing price of the Company’s common stock for the three and six months ended June 30, 2009, was $7.03 and $7.68, respectively.  This was less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

10.  Other Comprehensive Income (Loss)

Under FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other–Than-Temporary Impairments,” credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income (loss).  The Company’s other component of other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income (loss), presented net of taxes for the six months ended June 30, 2009 and 2008, are as follows:

	Six Months Ended June 30,
	2009	2008

Net income (loss)	$(19,338)	$5,888
Other comprehensive income (loss):
Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding losses	(1,013)	-
Loss recognized in earnings	275	-
Net unrealized (losses) on securities with other-than-temporary impairment before tax benefit	(738)	-
Tax benefit	280	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other comprehensive income (loss)	(458)	-
Other securities:
Unrealized holding gains (losses) arising during the period	2,957	(5,329)
Realized net (gains) recognized into net income (loss)	(1,453)	(5)
Net unrealized gains (losses) on other securities before tax (expense) benefit	1,504	(5,334)
Tax (expense) benefit	(572)	2,031
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	932	(3,303)
Other comprehensive income (loss)	$(18,864)	$2,585

The components of accumulated other comprehensive income (loss), presented net of taxes, as of June 30, 2009, are shown in the following table:

June 30, 2009
Accumulated other comprehensive (loss):
Unrealized (losses) on available for sale securities for which a portion of
other-than-temporary impairment has been recorded in earnings	$(2,084)
Unrealized (losses) on available for sale securities which are not other
other-than-temporarily impaired	(2,797)
$(4,881)

11.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008
Allowance for loan losses	$8,991	$5,868
Intangibles	3,388	(2,676)
Net unrealized losses on securities available for sale	2,991	2,286
Other	(77)	383
Total deferred taxes	$15,293	$5,861

The significant increase in deferred tax assets since December 31, 2008, is the result of the increase in the allowance for loan losses from $15,441 to $23,662 at June 30, 2009, and recording impairment of goodwill of $23,036 in the quarter ended June 30, 2009.

Based upon the Company’s level of anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these net deductible differences.  Management believes the deferred tax asset related to unrealized losses on securities available for sale is recoverable because the Company has the intent to not sell the related securities and it is more-likely-than-not the Company will not be required to sell the securities until recovery of the unrealized loss amounts.

12.  Commitments

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

	June 30, 2009	December 31, 2008
Commitments to extend credit	$221,454	$301,214
Standby letters of credit	18,598	19,788
	$240,052	$321,002

13.  Subsequent Events

Subsequent events have been evaluated through July 30, 2009, the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring disclosure.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2009
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation, West Bank’s 99.9 percent owned subsidiary ICD IV, LLC, and WB Capital Management Inc. (WB Capital).  Consolidated results of operations for the three and six months ended June 30, 2009, are compared to the results for the same periods in 2008 and the consolidated financial condition of the Company at June 30, 2009, is compared to the December 31, 2008, position.

Net loss for the three months ended June 30, 2009, was $(22,279) compared to net income of $4,514 for the three months ended June 30, 2008.  Basic and diluted earnings (loss) per common share were ($1.32) and $0.26, respectively, for the same periods.  The Company’s annualized return on average equity and return on average assets for the three months ended June 30, 2009, were (58.33) percent and (5.10) percent, respectively, compared to 15.23 percent and 1.39 percent, respectively, for the three months ended June 30, 2008.

Results for the three months ended June 30, 2009, were $26,793 lower than the same period last year due to goodwill impairment of $23,036 ($16,997 net of tax) and a $14,000 increase in provision for loan losses.  Goodwill impairment was reviewed during the second quarter of 2009 because the Company’s stock traded at a market price of less than it’s per share book value.  The analysis resulted in management’s decision to record a goodwill impairment charge of $13,376 for all of West Bank’s goodwill balance and a charge of $9,660 for WB Capital.  The increase in provision for loan losses was attributed to $9,353 of net charge-offs during the second quarter of 2009 and the continued economic downturn which has negatively affected West Bank’s customers.   In addition, other noninterest expenses were $1,053 higher than in the three months ended June 30, 2008, primarily due to increased FDIC insurance expenses, including a special assessment of $695.

For the first six months of 2009, net loss was $(19,338) compared to net income of $5,888 for the first six months of 2008.  Basic and diluted earnings (loss) per common share were ($1.18) and $0.34, respectively.  The annualized return on average equity and return on average assets for the six months ended June 30, 2009, were (25.54) percent and (2.34) percent, respectively, compared to 9.83 percent and 0.90 percent, respectively, for the six months ended June 30, 2008.

The difference between the year-to-date net loss in 2009 and the 2008 net income was due in substantial part to the goodwill impairment discussed above and the $11,900 increase in provision for loan losses.

Year-to-date noninterest income was $29 lower than last year due to declines in investment advisory fees of $889 and a $254 decline in service charges on deposit accounts.  Offsetting these reductions was $840 of proceeds received in the first quarter of 2009 from a bank-owned life insurance policy due to the death of a West Bank officer, an increase of $315 in gains and fees on the sale of residential mortgages sold into the secondary market, and a $117 increase in debit card fees.

Noninterest expense (exclusive of goodwill impairment) increased $1,791, or 13.0 percent in the first six months of 2009 compared to 2008.  The growth in noninterest expense included a $1,551 increase in FDIC insurance expense, a $304 increase in occupancy expense, and a $339 increase in deposit operations expense.  The increases were somewhat offset by a $393 decline in salaries and benefits and a $131 reduction in marketing expenses.

WB Capital’s year-to-date net loss was $(8,532) for the six months ended June 30, 2009 compared to net income of $274 for the same period in 2008.  The loss was the result of $9,660 (net of tax $8,720) of goodwill impairment recorded at WB Capital during the 2009 second quarter.  Revenues were lower than a year ago because of the severe decline in stock values and lower levels of assets under management.  Operating expenses (exclusive of goodwill impairment) were $744 lower during the first half of 2009 compared to the same 2008 period.  This was accomplished through a concerted effort to reduce operating costs.  WB Capital’s net loss for the three months ended June 30, 2009, was $(8,536) compared to net income of $139 in the same period of 2008 due to the reasons mentioned previously.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2009, compared with the same periods in 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	Change %	2009	2008	Change	Change %
Net income (loss)	$(22,279)	$4,514	$(26,793)	-593.6%	$(19,338)	$5,888	$(25,226)	-428.4%
Average assets	1,753,534	1,302,161	451,373	34.7%	1,668,246	1,312,684	355,562	27.1%
Average stockholders' equity	153,203	119,178	34,025	28.5%	152,673	120,444	32,229	26.8%

Return on assets	-5.10%	1.39%	-6.49%		-2.34%	0.90%	-3.24%

Return on equity	-58.33%	15.23%	-73.56%		-25.54%	9.83%	-35.37%

Efficiency ratio	212.65%	47.05%	165.60%		130.59%	47.25%	83.34%

Dividend payout ratio	-0.78%	61.69%	-62.47%		-8.10%	94.59%	-102.69%

Average equity to average
assets ratio	8.74%	9.15%	-0.41%		9.15%	9.18%	-0.03%

Equity to assets ratio -
at end of period					8.50%	8.61%	-0.11%

Tangible common equity ratio -
end of period					6.08%	6.79%	-0.71%

 Definitions of ratios:

Return on assets – annualized net income (loss) divided by average assets.
Return on equity – annualized net income (loss) divided by average stockholders’ equity.
Efficiency ratio – noninterest expense divided by noninterest income (excluding securities gains) plus taxable equivalent net interest income.
Dividend payout ratio – dividends paid divided by net income (loss).
Equity to assets ratio – equity divided by assets.
Tangible common equity ratio – common equity less intangible assets divided by tangible assets.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30:
	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change-%	2009	2008	Change	Change-%	2009	2008	Change
Interest-earning assets:
Loans:
Commercial	$411,466	$367,983	$43,483	11.82%	$4,967	$5,175	$(208)	-4.02%	4.84%	5.66%	-0.82%
Real estate	707,689	641,854	65,835	10.26%	10,151	10,034	117	1.17%	5.75%	6.29%	-0.54%
Consumer and other	10,840	14,537	(3,697)	-25.43%	172	219	(47)	-21.46%	6.37%	6.07%	0.30%
Total loans	1,129,995	1,024,374	105,621	10.31%	15,290	15,428	(138)	-0.89%	5.43%	6.06%	-0.63%

Investment securities:
Taxable	107,770	84,022	23,748	28.26%	935	1,070	(135)	-12.62%	3.47%	5.09%	-1.62%
Tax-exempt	97,650	87,808	9,842	11.21%	1,503	1,249	254	20.34%	6.15%	5.69%	0.46%
Total investment securities	205,420	171,830	33,590	19.55%	2,438	2,319	119	5.13%	4.75%	5.40%	-0.65%

Federal funds sold and
short-term investments	320,865	13,565	307,300	2265.39%	208	75	133	177.33%	0.26%	2.23%	-1.97%
Total interest-earning assets	$1,656,280	$1,209,769	$446,511	36.91%	17,936	17,822	114	0.64%	4.34%	5.92%	-1.58%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
and money markets	$555,565	$324,312	$231,253	71.31%	1,818	1,159	659	56.86%	1.31%	1.44%	-0.13%
Time deposits	580,781	354,778	226,003	63.70%	3,486	3,379	107	3.17%	2.41%	3.83%	-1.42%
Total deposits	1,136,346	679,090	457,256	67.33%	5,304	4,538	766	16.88%	1.87%	2.69%	-0.82%
Other borrowed funds	250,197	309,531	(59,334)	-19.17%	1,772	2,557	(785)	-30.70%	2.84%	3.32%	-0.48%
Total interest-bearing liabilities	$1,386,543	$988,621	$397,922	40.25%	7,076	7,095	(19)	-0.27%	2.05%	2.89%	-0.84%

Tax-equivalent net interest income					$10,860	$10,727	$133	1.24%
Net interest spread									2.29%	3.03%	-0.74%
Net interest margin									2.63%	3.56%	-0.93%

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change-%	2009	2008	Change	Change-%	2009	2008	Change
Interest-earning assets:
Loans:
Commercial	$404,177	$364,130	$40,047	11.00%	$9,718	$11,048	$(1,330)	-12.04%	4.85%	6.10%	-1.25%
Real estate	707,643	634,060	73,583	11.61%	20,403	20,412	(9)	-0.04%	5.81%	6.47%	-0.66%
Consumer and other	11,284	14,113	(2,829)	-20.05%	356	455	(99)	-21.76%	6.36%	6.49%	-0.13%
Total loans	1,123,104	1,012,303	110,801	10.95%	30,477	31,915	(1,438)	-4.51%	5.47%	6.34%	-0.87%

Investment securities:
Taxable	97,163	101,825	(4,662)	-4.58%	1,766	2,547	(781)	-30.66%	3.63%	5.00%	-1.37%
Tax-exempt	96,413	86,802	9,611	11.07%	2,967	2,442	525	21.50%	6.15%	5.63%	0.52%
Total investment securities	193,576	188,627	4,949	2.62%	4,733	4,989	(256)	-5.13%	4.89%	5.29%	-0.40%

Federal funds sold and
short-term investments	257,725	18,403	239,322	1300.45%	311	235	76	32.34%	0.24%	2.57%	-2.33%
Total interest-earning assets	$1,574,405	$1,219,333	$355,072	29.12%	35,521	37,139	(1,618)	-4.36%	4.54%	6.12%	-1.58%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings
and money markets	$449,106	$325,787	$123,319	37.85%	2,679	2,942	(263)	-8.94%	1.20%	1.82%	-0.62%
Time deposits	617,138	365,820	251,318	68.70%	7,891	7,568	323	4.27%	2.58%	4.16%	-1.58%
Total deposits	1,066,244	691,607	374,637	54.17%	10,570	10,510	60	0.57%	2.00%	3.06%	-1.06%
Other borrowed funds	246,252	307,957	(61,705)	-20.04%	3,531	5,572	(2,041)	-36.63%	2.89%	3.64%	-0.75%
Total interest-bearing liabilities	$1,312,496	$999,564	$312,932	31.31%	14,101	16,082	(1,981)	-12.32%	2.17%	3.24%	-1.07%

Tax-equivalent net interest income					$21,420	$21,057	$363	1.72%
Net interest spread									2.37%	2.88%	-0.51%
Net interest margin									2.74%	3.47%	-0.73%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the action of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended June 30, 2009, was 2.63 percent, a decline of 93 basis points compared to the same quarter last year and 24 basis points lower than the first quarter of 2009.  The decrease from the prior quarter was due to a significant increase in the second quarter of 2009 in the average amount of assets held in low-yielding federal funds sold due to maintaining a high level of liquidity during the current uncertain economy and a temporary significant influx of money market deposits by two commercial customers.  Late in the quarter the deposits flowed back out and additional investments securities were purchased, which should help improve the margin in future quarters.  The decline in the net interest margin for the second quarter of 2009 compared to 2008 was caused by the yield on earning assets declining more than the rates paid on interest-bearing liabilities.  The Company’s tax-equivalent net interest income for the three months ended June 30, 2009, increased slightly compared to the three months ended June 30, 2008, due to growth in interest-earning assets.

For the six months ended June 30, 2009, the net interest margin declined to 2.74 percent, which was a 73 basis point decline compared to the six months ended June 30, 2008.  Despite the drop in the net interest margin, tax-equivalent net interest income for the six months ended June 30, 2009, increased $363 as growth in earning assets exceeded growth in interest-bearing liabilities when compared to the six months ended June 30, 2008.  The high level of competition in the local markets, the Federal Reserves’ targeted federal funds rate of zero to 25 basis points, and the high level of non-accrual loans are expected to keep pressure on the net interest margin of the Company.

Tax-equivalent interest income and fees on loans declined $1,438 in the first six months of 2009 compared to the same period in 2008, as the combination of lower rates, and a higher volume of non-accrual loans exceeded the positive impact of the $111 million increase in the average volume of outstanding loans.  The average yield on loans declined to 5.47 percent for the first six months of 2009, compared to 6.34 percent for the same period in 2008.  The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of non-accrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company’s market areas remains competitive, while the level of demand for new loans has declined as business customers assess the long-term effects of the recession.

For the first six months of 2009, the average balance of investment securities was $5 million higher than in the first six months of 2008, and the yield declined 40 basis points.  The decline in yield was caused by reversing $117 of interest on securities deemed impaired during the first quarter of 2009.  Investment securities totaling approximately $74 million were sold, called or matured in the first six months of 2009 and approximately $140 million of investment securities were purchased during the same period.

The average balance of federal funds sold and short-term investments increased over $239 million during the first six months of 2009 compared to the same time period in 2008.  Despite the significant increase in volume, net interest income on these assets increased only $76 due to the 233 basis point drop in rates.  As mentioned above, this high level of federal funds sold was reduced by the end of the quarter in order to enhance net interest income in the coming months.

The average rate paid on deposits for the first six months of 2009 declined to 2.00 percent from 3.06 percent for the same period last year.  Despite the significant drop in rates paid, interest expense increased by $60 due to a sizable increase in average balances.  The average balance of interest-bearing demand and savings accounts grew due to the temporary spike of $50 million in average money market balances mentioned above, as well as an additional $54 million in average Reward Me Checking product balances, which currently are paid a rate in excess of certificate of deposit rates, and a $37 million increase in average SmartyPig savings account balances.  The average balance of time deposits increased $251 million in the first six months of 2009 compared to the same time period in 2008 with all of that increase in brokered time deposits.  The balance is expected to remain higher as more customers are participating in the Certificate of Deposit Account Registry Service (CDARS) program in order to obtain FDIC insurance on their deposits.  CDARS is a program that coordinates a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.  Even though these depositors are customers of West Bank, banking regulations currently require these deposits to be classified as brokered.

The average rate paid on other borrowings declined by 75 basis points compared to the first six months of 2008.  The average balance of borrowings for the first six months of 2009 was $62 million lower than a year ago.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $43 million less than during the first six months of last year.  The average rate paid on overnight borrowings declined 244 basis points in 2009 compared to the first six months of 2008.  Average long-term borrowings declined $17 million, while the average rates paid on borrowings increased 24 basis points compared to 2008.

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank’s Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other reasons, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

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

West Bank’s policy is to charge off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008, as well as common ratios related to the allowance for loan losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Balance at beginning of period	$18,015	$14,260	$3,755	$15,441	$8,935	$6,506
Charge-offs	(9,366)	(4,740)	(4,626)	(10,553)	(5,121)	(5,432)
Recoveries	13	37	(24)	274	143	131
Net charge-offs	(9,353)	(4,703)	(4,650)	(10,279)	(4,978)	(5,301)
Provision charged to operations	15,000	1,000	14,000	18,500	6,600	11,900
Balance at end of period	$23,662	$10,557	$13,105	$23,662	$10,557	$13,105

Average loans outstanding	$1,129,995	$1,024,374		$1,123,104	$1,012,303

Ratio of net charge-offs during the period to average loans outstanding	0.83%	0.46%		0.92%	0.49%
Ratio of allowance for loan losses to average loans outstanding	2.09%	1.03%		2.11%	1.04%

The provision for loan losses was increased to $15 million for the second quarter of 2009.  The provision increased due to higher charge-offs, including $4.6 million for a loan to one customer, and continued deterioration in collateral values on certain loans.  The 2009 year-to-date provision is also higher than historic levels as a result of the economy remaining in a recession with significant difficulty being experienced in the construction and real estate development, commercial real estate, and commercial business sectors.

Net charge-offs during the first six months of 2009 were $5.3 million higher than in the same period in 2008.  The majority of the 2009 year-to-date charge-offs were related to seven customers.

The allowance for loan losses represented 41.9 percent of non-performing loans at June 30, 2009, compared to 53.5 percent at December 31, 2008.  The ratio has declined primarily due to the significant increase in non-performing loans.  However, a significant portion of non-accrual loans are collateralized by real estate which means it is unlikely those loans would suffer a total loss of principal amount.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent significant variances are shown.

	Three Months Ended June 30,
	2009	2008	Change	Change %
Noninterest income:
Service charges on deposit accounts	$1,073	$1,250	$(177)	-14.2%
Trust services	179	204	(25)	-12.3%
Gains and fees on sales of residential mortgages	237	135	102	75.6%
Investment advisory fees	1,593	1,960	(367)	-18.7%
Increase in cash value of bank-owned
life insurance	181	257	(76)	-29.6%
Proceeds from bank-owned life insurance	-	-	-	N/A
Other:
Debit card usage fees	281	222	59	26.6%
All other	246	253	(7)	-2.8%
Total other	527	475	52	10.9%
Total noninterest income	$3,790	$4,281	$(491)	-11.5%

	Six Months Ended June 30,
	2009	2008	Change	Change %
Noninterest income:
Service charges on deposit accounts	$2,042	$2,296	$(254)	-11.1%
Trust services	359	398	(39)	-9.8%
Gains and fees on sales of residential mortgages	535	220	315	143.2%
Investment advisory fees	3,009	3,898	(889)	-22.8%
Increase in cash value of bank-owned
life insurance	363	449	(86)	-19.2%
Proceeds from bank-owned life insurance	840	-	840	N/A
Other:
Debit card usage fees	529	412	117	28.4%
All other	502	535	(33)	-6.2%
Total other	1,031	947	84	8.9%
Total noninterest income	$8,179	$8,208	$(29)	-0.4%

Service charges on deposit accounts declined for the second quarter of 2009 as return check charges dropped by $151 compared to the same period in 2008.  In the current uncertain economy, customers appear to be more conscientious about monitoring their checking account balances.  For the first six months of 2009 return check charges have declined $251, while other service charges have held steady.

Trust fees have declined for both the second quarter of 2009 and on a year-to-date basis compared to the same time periods in 2008 as a result of lower asset values due to the overall decline in the stock market.

The volume of originations of residential mortgages sold into the secondary market in the second quarter and the first six months of 2009 more than doubled compared to the same time periods in 2008.  The growth of this line of business is expected to continue as long as historically low interest rates allow consumers to refinance existing mortgages in order to reduce their monthly costs.  Despite the low level of home sales, consumers are selectively purchasing real estate while locking in relatively low long-term rates.

Investment advisory fees are fees earned by WB Capital.  Most of the second quarter and year-to-date 2009 reduction in fee income resulted from the decline in advisory fees due to the severe decline in stock values and business lost due to the uncertain markets.  Partially offsetting the decline was a 25 percent, or $169, year-to-date increase in public funds revenue due to increased asset levels.

The second quarter and year-to-date 2009 decline in the increase in cash value of bank-owned life insurance was due to lower market interest rates.  As previously discussed, West Bank received tax-exempt income from life insurance proceeds as the result of the death of one of its officers in the first quarter of 2009.

Debit card usage fees continued to increase in the first six months of 2009 as West Bank’s interest-bearing checking account product grew by over 1,500 accounts and approximately $39 million in balances compared to December 31, 2008.  This product was introduced in April 2008 and encourages the use of electronic payments.  This source of revenue is expected to continue to grow due to the convenience of this payment method.  The growth rate may decline going forward due to the implementation of a West Bank requirement that new account owners be Iowa residents.

Investment Securities Gains (Losses)

During the second quarter of 2009, West Bank had one pooled trust preferred investment security with other-than-temporary impairment (OTTI) of $1,013.  Of this amount, $275 was recognized as an impairment loss.  Additional details on this recognized loss are available in Note 5.  During the first quarter of 2009, total impairment losses of $1,415 were recognized on two trust preferred securities held by West Bank and one unit investment trust held at the Company.  Realized securities gains of $1,453 were recognized in the first quarter of 2009 on the sale of agency and municipal securities, while realized gains in the first quarter of 2008 totaled $5.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three months ended June 30,
	2009	2008	Change	Change %
Noninterest expense:
Salaries and employee benefits	$3,308	$3,634	$(326)	-9.0%
Occupancy	1,163	899	264	29.4%
Data processing	579	611	(32)	-5.2%
FDIC insurance expense	1,283	153	1,130	738.6%
Goodwill impairment	23,036	-	23,036	N/A
Other:
Marketing	124	232	(108)	-46.6%
Professional fees	246	294	(48)	-16.3%
Consulting fees	117	80	37	46.3%
Deposit operations expense	288	35	253	722.9%
Bank service charges	92	57	35	61.4%
Other real estate owned expense	90	105	(15)	-14.3%
Charitable contributions	-	42	(42)	-100.0%
Intangible amortization	154	183	(29)	-15.8%
All other	670	736	(66)	-9.0%
Total other	1,781	1,764	17	1.0%
Total noninterest expense	$31,150	$7,061	$24,089	341.2%

	Six months ended June 30,
	2009	2008	Change	Change %
Noninterest expense:
Salaries and employee benefits	$6,972	$7,365	$(393)	-5.3%
Occupancy	2,103	1,799	304	16.9%
Data processing	1,125	1,198	(73)	-6.1%
FDIC insurance expense	1,736	185	1,551	838.4%
Goodwill impairment	23,036	-	23,036	N/A
Other:
Marketing	288	419	(131)	-31.3%
Professional fees	525	538	(13)	-2.4%
Consulting fees	200	130	70	53.8%
Deposit operations expense	377	38	339	892.1%
Bank service charges	174	114	60	52.6%
Other real estate owned expense	125	91	34	37.4%
Charitable contributions	200	78	122	156.4%
Intangible amortization	309	360	(51)	-14.2%
All other	1,483	1,511	(28)	-1.9%
Total other	3,681	3,279	402	12.3%
Total noninterest expense	$38,653	$13,826	$24,827	179.6%

The decline in salaries and benefits resulted from reductions in bonus accruals of $353 and $544 for the second quarter of 2009 and year-to-date 2009, respectively, compared to the same time periods of 2008.  Partially offsetting the lower bonus accruals was a year-to-date decline in salary deferrals related to lower volume of new loans issued and a 5.7 percent increase in the cost of employee healthcare coverage.

Occupancy expenses increased in the second quarter and six months ended June 30, 2009, due to a second quarter $190 one-time lease buyout for unused space in the facility in which WB Capital is located in West Des Moines and the February 2009 opening of a new branch in Waukee.

Data processing expense declined because of new terms in West Bank’s contract with its data processing provider.  Those savings were somewhat offset by increased costs related to higher volumes of pin and signature-based debit/ATM card transactions and higher volumes of transactions and accounts on West Bank’s various deposit and loan application systems.

FDIC insurance expense increased as a result of the full utilization of the FDIC assessment credit during the first quarter of 2008, rate increases, and an emergency special assessment in the second quarter of 2009.  The rate assessed to each bank was based upon risk factors including past due and non-performing loans, net loan charge-offs, and net income (loss) before taxes.  The FDIC has imposed an emergency special assessment of 5 basis points multiplied by June 30, 2009 total assets less Tier 1 capital as part of the restoration plan for the Deposit Insurance Fund.  The impact on West Bank was an additional second quarter expense of $695 with payment to occur on September 30, 2009.  The FDIC also has the ability to collect up to two additional emergency assessments prior to the end of 2009 with announcement dates as late as the last day of each quarter.  With the continued increased number of bank failures throughout the country, it is highly likely that additional special assessments may be required to maintain a positive balance in the FDIC’s Deposit Insurance Fund through the end of 2009.

As discussed previously, the goodwill impairment consisted of writing off all goodwill at West Bank, or $13,376, and a substantial part of WB Capital’s goodwill, or $9,660.  The impairment analysis was completed at an interim period due to the Company’s common stock price falling to levels below book value.

Marketing expense for 2009 compared to 2008 declined as a result of prior year expense including costs for launching a new product.  Professional fees declined due to lower legal fees in the second quarter and year-to-date 2009.  Consulting fees increased due to the implementation of a customer relationship management system beginning in the second half of 2008, investment securities valuations completed by a consulting firm, and hiring a third party firm to assist in evaluating goodwill for impairment.

Deposit operations expense increased for second quarter and year-to-date 2009 due to costs associated with SmartyPig savings and Reward Me interest-bearing checking products which have both grown substantially compared to the prior year.  West Bank’s service charges paid have increased for second quarter and year-to-date 2009 as a result of technological improvements in cash letter processing that allows better availability of funds from incoming deposits.  The improved availability results in a loss of earnings credit used to offset the charges assessed by the processor.

Other real estate owned expense declined during the second quarter of 2009 due to recognizing a net gain on properties sold, while year-to-date 2009 expense increased due to operating costs for a higher number of properties held.

Charitable contributions increased in the first six months of 2009 because $200 of the previously mentioned bank-owned life insurance proceeds was contributed to the West Bancorporation Foundation in the first quarter.  The Company does not anticipate funding additional contribution expenses for the remainder of 2009.

Income Tax Expense (Benefits)

The Company recorded income tax benefits of $9,741 for the six months ended June 30, 2009, compared with expense of $2,010 for the six months ended June 30, 2008.  The effective income tax rates as a percent of income (loss) before taxes for the second quarter of 2009 and 2008, was a benefit of 31.3 percent and expense of 30.1 percent, respectively, and was a benefit of 33.5 percent and expense of 25.4 percent, respectively, for the six months ended June 30, 2009 and 2008.  The Company’s consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the life insurance proceeds, and approximately $7 million of non-deductible goodwill impairment.  The effective tax rate for both years was also impacted by West Bank’s 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.

FINANCIAL CONDITION

Total assets were approximately $1.51 billion as of June 30, 2009, a slight decrease compared to December 31, 2008.  The decline was primarily due to lower federal funds purchased from downstream correspondent banks.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased approximately $64 million from December 31, 2008, to $245.8 million at June 30, 2009.  The increase was primarily the result of purchasing government agency, mortgage-backed, and corporate securities in an effort to improve the Company’s net interest margin.

The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss for other-than-temporary impairment (OTTI).  In June 2009, the Company adopted FSP FAS 115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changed the accounting requirements for OTTI for debt securities, and in certain circumstances, separates the total impairment into credit and noncredit-related amounts.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s intent to sell the security or whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Declines in the fair value of securities below their amortized cost basis that are deemed to be OTTI are carried at fair value.  Any portion of a decline in value associated with a credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

As of June 30, 2009, one pooled trust preferred security had an amortized cost of $4,901 and an estimated market value of $1,266 which resulted in $3,635 of total impairment, or an additional impairment of $1,013 in the second quarter of 2009.  With the assistance of an investment consulting firm, the Company estimated the fair value of the security using a discounted cash flow method.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  Based on this calculation, $275 of the total impairment was considered to be a credit loss which was recognized in the 2009 second quarter income statement and the remaining amortized cost of the security was reduced to create a new cost basis.  The remaining change in fair market value of $3,360 is reflected in other comprehensive income (loss), net of taxes of $1,277.  On a quarterly basis, the Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

At June 30, 2009, the most significant risk of a future impairment charge relates to West Bank’s investment in trust preferred securities of other banks.  As of June 30, 2009, six trust preferred securities with a cost basis of $4.2 million were valued at $2.0 million.  In accordance with SFAS No. 115, the decline in fair market value has been charged against equity on an after income tax basis.  Management has concluded these securities are not OTTI.  Any potential future loss that would be considered OTTI would negatively impact net income and regulatory capital; however, as previously noted the fair market value adjustment at June 30, 2009, has already been recorded against equity.  The investment securities portfolio includes a note issued by SLM Corporation, also know as Sallie Mae.  The cost of the note was $4 million and the current market value improved to $3.0 million as of June 30, 2009, compared to $1.5 million a quarter earlier.  The value of the note has been impacted by the U.S. Government’s decision to continue to use Sallie Mae to service student loans.  Also, included in the portfolio is a note issued by CIT Group Inc. with a par value of $2 million and market value of $1.9 million as of June 30, 2009.  CIT Group, a small business lender, is experiencing liquidity issues and the U.S. Treasury, the Federal Reserve, and the FDIC are not currently willing to provide additional government assistance to the lender.  On July 20, 2009, CIT Group announced it had secured $3 billion in short-term funding from private sources.  Management will continue to monitor this security which is scheduled to mature in the fourth quarter of 2009.

As of June 30, 2009, the available for sale investment securities portfolio consists of approximately 40 percent U.S. government and government agency securities, 42 percent municipal securities, 5 percent mortgage-backed securities, and 13 percent corporate and trust preferred securities.

Loans and Non-performing Assets

Loans outstanding increased approximately $15 million from December 31, 2008, to June 30, 2009.  The increase was primarily attributable to growth in commercial, construction, and commercial real estate loans.  Meanwhile, multifamily, residential real estate, and consumer loans declined somewhat compared to December 31, 2008.  New loan funding in the first six months of 2009 totaled approximately $70 million.  West Bank has fewer new loans in process which should result in little to no growth in the third quarter of 2009.  West Bank stands ready to provide loans to those credit-worthy customers requesting additional funding; however, in this economic environment, loan requests are at a reduced level.

The following tables show a breakdown of West Bank’s three major components of its loan portfolio (construction, commercial real estate, and commercial) as of June 30, 2009.

Construction loans:
	June 30, 2009
	$	%
Land development
1-4 family	$8,331	5%
Multifamily	19,403	13%
Construction
1-4 family
Owner occupied	4,292	3%
Non-owner occupied	34,823	23%
Multifamily	14,751	10%
Industrial, commercial and other	71,147	46%
	$152,747	100%

Commercial Real Estate Loans:
	June 30, 2009
	$	%
Owner occupied	$217,036	50%
Non-owner occupied
Medical/Retirement	60,945	14%
Retail	46,665	11%
Multifamily	37,635	9%
Office	36,056	8%
Warehouse	15,407	3%
Hotel	7,334	2%
Other	15,060	3%
Total non-owner occupied	219,102	50%
	$436,138	100%

Commercial Loans:
	June 30, 2009
	$	%
Finance and insurance	$87,146	21%
Real estate and rental/leasing	54,212	13%
Manufacturing	46,664	11%
Publishing, broadcasting and information services	30,112	7%
Construction	20,638	5%
Wholesale trade	15,635	3%
Building trades	16,796	4%
Transportation and warehousing	19,785	5%
Retail	11,250	3%
Arts, entertainment and recreation	11,694	3%
Other	106,916	25%
	$420,848	100%

The following table sets forth the amount of non-performing loans and assets held by the Company and common ratio measurements of those items.

	June 30, 2009	December 31, 2008	Change
Non-accrual loans	$29,591	$21,367	$8,224
Loans past due 90 days and still
accruing interest	14,012	92	13,920
Restructured loans	12,855	7,376	5,479
Total non-performing loans	56,458	28,835	27,623
Other real estate owned	6,137	4,352	1,785
Non-accrual investment securities	1,746	2,575	(829)
Total non-performing assets	$64,341	$35,762	$28,579

Non-performing loans to total loans	5.06%	2.62%	2.44%
Non-performing assets to total assets	4.25%	2.30%	1.95%

Total non-performing assets have increased 79.9 percent since the end of 2008.  The balance of non-performing loans grew during the first six months of 2009, with the increase consisting of 1-4 family construction, other construction and development, commercial real estate, and commercial (many tied to the construction industry) loan customers experiencing financial difficulties.  If the economy does not improve in the near future, it is expected that commercial customers in various retail industries could experience financial difficulties as well.  West Bank loan officers are in frequent contact with loan customers to aid in monitoring any potential problem loans.  Of the increase in loans past due 90 days and still accruing interest, $8,661 relates to a customer who sold a significant business asset in mid-July which brought the loan current.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 6 and 7 to the Financial Statements.

Deposits

Total deposits as of June 30, 2009, were approximately $1.18 billion compared with $1.15 billion as of December 31, 2008, an increase of 1.9 percent.  All deposit categories except certificates of deposit increased during this time period.  Certificates of deposit declined approximately $158 million by June 30, 2009 compared to December 31, 2008, with the majority of the change attributable to three factors.  These factors include one customer who opted to move a portion of their CDARS deposits into other investment vehicles, letting West Bank’s wholesale CDARS deposits mature, and the decision to reduce public funds.

In order to maintain and build core deposits, West Bank introduced a product called “Reward Me Checking” in April 2008.  This product, which pays a certificate of deposit-like rate if the customer performs a certain number of electronic banking transactions and agrees to receive monthly statements electronically, grew by approximately $39 million in the first six months of 2009.  Also, West Bank is the banking partner for a savings program called SmartyPig.  SmartyPig is an internet-based savings and rewards program developed by SmartyPig, LLC, which is partially owned by WB Funding, a subsidiary of West Bank.  As of June 30, 2009, this program had gathered $102 million in deposits, including over $93 million in the first six months of 2009.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $48.9 million at June 30, 2009, down from $93.1 million at December 31, 2008.  The reduction was principally in federal funds purchased, which consists of funds sold to West Bank by approximately 15 Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan option notes.  Long-term borrowings have not changed since December 31, 2008.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits, which include demand, money market, savings, and certificates of deposit.  Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $88 million as of June 30, 2009, compared with $197 million as of December 31, 2008.  West Bank has additional borrowing capacity available from the FHLB of approximately $75 million.  In addition, West Bank has $78 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of June 30, 2009.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at June 30, 2009.

On December 31, 2008, the Company received $36 million from the U.S. Department of the Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the Capital Purchase Program (CPP).  The senior preferred shares qualify as Tier 1 capital for regulatory purposes and rank senior to common stock and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors and management believed it was prudent to participate in the CPP because (i) the cost of capital under the program was significantly lower than the cost of capital otherwise available to the Company at the time, and (ii) despite being well-capitalized, additional capital provided the Company and West Bank additional flexibility to meet future capital needs throughout the current uncertain economic environment.

The Company’s total stockholders’ equity declined to $128.7 million at June 30, 2009, from $150.1 million at December 31, 2008.  Total equity declined due to the year-to-date net loss and dividends paid.  Total stockholders' equity was 8.50 percent and 9.66 percent of total assets as of June 30, 2009, and December 31, 2008, respectively.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

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

The quantitative measures of the Company and West Bank of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets are set forth in the following table along with the minimum required ratios.  Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at June 30, 2009.  Prompt corrective action provisions are not applicable to the Holding Company.  Management monitors the capital ratios of the Company and West Bank to ensure they stay in compliance with the well-capitalized guidelines.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$166,522	13.1%	$101,538	8.0%	n/a	n/a
West Bank	162,384	12.8	101,169	8.0	$126,461	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	150,560	11.9	50,769	4.0	n/a	n/a
West Bank	136,479	10.8	50,585	4.0	75,877	6.0

Tier I Capital (to Average Assets)
Consolidated	150,560	8.6	70,188	4.0	n/a	n/a
West Bank	136,479	7.8	69,658	4.0	87,073	5.0

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,458	13.3%	$99,383	8.0%	n/a	n/a
West Bank	161,790	13.1	99,073	8.0	$123,841	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	150,017	12.1	49,692	4.0	n/a	n/a
West Bank	136,349	11.0	49,536	4.0	74,305	6.0

Tier I Capital (to Average Assets)
Consolidated	150,017	10.3	58,244	4.0	n/a	n/a
West Bank	136,349	9.4	58,066	4.0	72,583	5.0

The goodwill impairment charge discussed earlier had a negligible impact on regulatory capital measurements.  Goodwill and other intangible assets are not included in capital or assets when calculating regulatory capital ratios.

Likewise, goodwill and other intangible assets are not considered when calculating the tangible common equity ratio.  This ratio is getting more attention from the investing community.  The Company’s tangible common equity ratio at June 30, 2009, was 6.08 percent, up from 5.91 percent at December 31, 2008.

In April 2008, the Company’s Board of Directors authorized the buyback of up to $5 million of the Company’s common stock for a period of twelve months.  No shares were repurchased under this authorization which expired in April 2009.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2009, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2008.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2009 changed when compared to 2008.

Effects of New Statements of Financial Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other−Than−Temporary Impairments” (“FSP FAS 115−2/124−2”).  FSP FAS 115−2/124−2 requires entities to separate an other−than−temporary impairment (OTTI) of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  FSP FAS 115−2/124−2 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 115−2/124−2 effective for the quarter ending June 30, 2009.  The Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased other accumulated comprehensive income (loss) by $2,622 pre-tax, or $1,625 after tax, relating to the $4,739 of impairment losses recorded during 2008.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”).  Under FSP FAS 157−4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157−4 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 157−4 effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”).  FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107−1 and APB 28−1 are effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this statement for the quarter ending June 30, 2009.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information appearing above under the heading “Market Risk Management” is incorporated herein by reference.

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) was performed under the supervision and with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common shares during the second quarter of 2009 under the $5 million stock buy-back plan approved by the Board of Directors on April 16, 2008, which expired on April 15, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on April 16, 2009.  The record date for determination of shareholders entitled to vote at the meeting was February 20, 2009.  There were 17,403,882 shares outstanding as of that date, each such share being entitled to one vote.  At the shareholders’ meeting the holders of 15,546,230 shares or approximately 89.3 percent of the outstanding shares, were represented in person or by proxy, which constituted a quorum.  The following proposals were voted on at the meeting:

Proposal I – Election of Directors

Thirteen directors were elected to serve for a one year term or until their successors shall have been elected and qualified.  At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

		Vote
	For	Withheld
Frank W. Berlin	14,448,190	1,098,040
Thomas A. Carlstrom	14,458,065	1,088,165
Joyce A. Chapman	14,451,488	1,094,742
Orville E. Crowley	13,933,546	1,612,684
Douglas R. Gulling	14,413,485	1,132,745
Kaye R. Lozier	14,434,770	1,111,460
David R. Milligan	13,974,073	1,572,157
George D. Milligan	14,451,536	1,094,694
Robert G. Pulver	14,400,160	1,146,070
Thomas E. Stanberry	13,629,162	1,917,068
Jack G. Wahlig	13,941,872	1,604,358
Connie Wimer	14,437,797	1,108,433
Brad L. Winterbottom	13,659,483	1,886,747

Proposal II – Approve, on a non-binding basis, the 2008 executive compensation disclosed in the Proxy Statement

The vote to approve the above proposal was as follows:

			Vote
	For	Against	Withheld
Approval of executive compensation	13,534,832	891,876	1,119,522

Proposal III – Ratify the Appointment of Independent Registered Public Accounting Firm

The vote to ratify the above proposal was as follows:

			Vote
	For	Against	Withheld
McGladrey & Pullen, LLP	14,728,174	274,598	543,458

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Form 10 on March 11, 2002.)
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

10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002.)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002.)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002.)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002.)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002.)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002.)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002.)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002.)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002.)
10.10*	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002.)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003.)
10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004.)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005.)
10.14*	Employment Agreement with Scott D. Eltjes (incorporated herein by reference to Exhibit 10.17 filed with the Form 10-K on March 3, 2005.)
10.15	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005.)
10.16*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005.)
10.17*	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on February 22, 2006.)
10.18	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006.)
10.19	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007.)
10.20*	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008.)
10.21*	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008.)
10.22*	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008.)
10.23	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008.).
10.24*	Letter agreement dated July 15, 2009, between West Bancorporation, Inc. and David R. Milligan (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on July 15, 2009.)
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

July 30, 2009	By:	/s/ David R. Milligan
Date	David R. Milligan
Interim Chief Executive Officer

July 30, 2009	By:	/s/ Douglas R. Gulling
Date	Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends	40
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	41
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	42
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	43
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	44
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002