Form 10-Q
period 2009-09-30
WEST BANCORPORATION INC
filed 2009-10-29
CIK 1166928

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-49677

WEST BANCORPORATION, INC.
(Exact Name of Registrant as Specified in its Charter)

IOWA	42-1230603
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 22nd Street, West Des Moines, Iowa 50266

Telephone Number:  (515) 222-2300

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

Yes  ☐                      No  ☒

As of October 28, 2009, there were 17,403,882 shares of common stock, no par value outstanding.

WEST BANCORPORATION, INC.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

West Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
	September 30,	December 31,
(in thousands, except per share data)	2009	2008

Assets
Cash and due from banks	$28,631	$23,712
Federal funds sold and other short-term investments	123,685	173,257
Cash and cash equivalents	152,316	196,969
Securities available for sale	212,103	181,384
Federal Home Loan Bank stock, at cost	10,423	8,174
Loans held for sale	1,152	1,018
Loans	1,062,333	1,100,735
Allowance for loan losses	(19,658)	(15,441)
Loans, net	1,042,675	1,085,294
Premises and equipment, net	5,056	4,639
Accrued interest receivable	6,889	6,415
Goodwill	-	13,376
Other intangible assets	309	477
Bank-owned life insurance	25,186	25,277
Other real estate owned	18,089	4,352
Other assets	22,187	12,926
Assets of discontinued operations held for sale	3,226	13,975
Total assets	$1,499,611	$1,554,276

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Noninterest-bearing demand	$201,813	$174,980
Interest-bearing demand	164,092	97,853
Savings	380,497	238,058
Time of $100,000 or more	206,167	274,825
Other time	208,579	369,416
Total deposits	1,161,148	1,155,132

Federal funds purchased and securities sold under agreements to repurchase	48,444	93,111
Other short-term borrowings	1,860	245
Accrued expenses and other liabilities	8,945	8,783
Subordinated notes	20,619	20,619
Long-term borrowings	125,000	125,000
Liabilities of discontinued operations held for sale	1,217	1,323
Total liabilities	1,367,233	1,404,213
Stockholders' Equity

Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	33,906	33,548
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,000	3,000
Additional paid-in capital	34,387	34,452
Retained earnings	63,711	82,793
Accumulated other comprehensive (loss)	(2,626)	(3,730)
Total stockholders' equity	132,378	150,063
Total liabilities and stockholders' equity	$1,499,611	$1,554,276

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Loans, including fees	$14,914	$15,987	$45,038	$47,677
Securities:
U.S. Treasury, government agencies and corporations	694	667	1,913	2,188
States and political subdivisions	1,096	1,083	3,316	2,993
Corporate notes and other investments	439	413	798	1,250
Federal funds sold and other short-term investments	73	36	384	271
Total interest income	17,216	18,186	51,449	54,379
Interest expense:
Demand deposits	704	334	1,852	857
Savings deposits	1,295	897	2,826	3,316
Time deposits	2,673	4,173	10,564	11,741
Federal funds purchased and securities sold under agreements to repurchase	65	587	240	2,565
Other short-term borrowings	-	4	-	38
Subordinated notes	371	371	1,101	1,105
Long-term borrowings	1,335	1,433	3,961	4,259
Total interest expense	6,443	7,799	20,544	23,881
Net interest income	10,773	10,387	30,905	30,498
Provision for loan losses	3,000	7,000	21,500	13,600
Net interest income after provision for loan losses	7,773	3,387	9,405	16,898
Noninterest income:
Service charges on deposit accounts	1,078	1,287	3,120	3,583
Trust services	222	207	581	605
Gains and fees on sales of residential mortgages	324	136	859	356
Increase in cash value of bank-owned life insurance	199	248	562	697
Proceeds from bank-owned life insurance	-	-	840	-
Other income	528	468	1,559	1,412
Total noninterest income	2,351	2,346	7,521	6,653
Investment securities gains (losses), net:
Total other-than-temporary impairment losses	(986)	(1,725)	(3,414)	(1,725)
Portion of loss recognized in other comprehensive income (loss) before taxes	159	-	897	-
Net impairment losses recognized in earnings	(827)	(1,725)	(2,517)	(1,725)
Realized securities gains, net	507	66	1,960	71
Investment securities gains (losses), net	(320)	(1,659)	(557)	(1,654)
Noninterest expense:
Salaries and employee benefits	2,294	2,482	7,494	7,541
Occupancy	794	748	2,637	2,242
Data processing	455	426	1,312	1,357
FDIC insurance expense	531	209	2,267	394
Goodwill impairment	-	-	13,376	-
Other expenses	1,834	1,406	5,120	4,135
Total noninterest expense	5,908	5,271	32,206	15,669
Income (loss) before income taxes	3,896	(1,197)	(15,837)	6,228
Income taxes (benefits)	906	(1,015)	(8,021)	796
Income (loss) from continuing operations	2,990	(182)	(7,816)	5,432

(Continued on next page)

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Operations (continued)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1,048)	(301)	(10,394)	172
Income taxes (benefits)	37	(123)	(777)	76
Income (loss) from discontinued operations	(1,085)	(178)	(9,617)	96
Net income (loss)	$1,905	$(360)	$(17,433)	$5,528
Preferred stock dividends and accretion of discount	(571)	-	(1,708)	-
Net income (loss) available to common stockholders	$1,334	$(360)	$(19,141)	$5,528
Basic and diluted earnings (loss) per common share from continuing operations	$0.14	$(0.01)	$(0.55)	$0.31
Basic and diluted earnings (loss) per common share from discontinued operations	$(0.06)	$(0.01)	$(0.55)	$0.01
Basic and diluted earnings (loss) per common share	$0.08	$(0.02)	$(1.10)	$0.32
Cash dividends per common share	$-	$0.16	$0.09	$0.48

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(unaudited)
						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive
(in thousands, except per share data)	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2008		$-	$3,000	$32,000	$87,084	$(478)	$121,606
Comprehensive income:
Net income	$5,528	-	-	-	5,528	-	5,528
Other comprehensive (loss), unrealized (losses) on securities, net of reclassification adjustment, net of tax	(3,131)	-	-	-	-	(3,131)	(3,131)
Total comprehensive income	$2,397
Shares reacquired and retired under the common stock repurchase plan		-	-	-	(788)	-	(788)
Cash dividends declared, $0.48 per common share		-	-	-	(8,354)	-	(8,354)
Balance, September 30, 2008		$-	$3,000	$32,000	$83,470	$(3,609)	$114,861

Balance, January 1, 2009		$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Cumulative effect accounting adjustment, net of tax (1)		-	-	-	1,625	(1,625)	-
Comprehensive (loss):
Net (loss)	$(17,433)	-	-	-	(17,433)	-	(17,433)
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	2,729	-	-	-	-	2,729	2,729
Total comprehensive (loss)	$(14,704)
Preferred stock discount accretion		358	-	-	(358)	-	-
Preferred stock issuance costs		-	-	(65)	-	-	(65)
Cash dividends declared, $0.09 per common share		-	-	-	(1,566)	-	(1,566)
Preferred stock dividends declared		-	-	-	(1,350)	-	(1,350)
Balance, September 30, 2009		$33,906	$3,000	$34,387	$63,711	$(2,626)	$132,378

(1) Represents reclassifications of noncredit-related components of previously recorded other-than-temporary losses pursuant to FASB ASC 320-10-35.

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(17,433)	$5,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	21,500	13,600
Goodwill impairment of banking operations	13,376	-
Goodwill impairment of discontinued operations	11,160	-
Net amortization and accretion	548	390
Loss on disposition of premises and equipment	4	22
Securities gains, net	(1,960)	(71)
Investment securities impairment losses	2,517	1,725
Proceeds from sales of loans held for sale	58,052	24,882
Originations of loans held for sale	(58,186)	(23,101)
Proceeds from bank-owned life insurance	(840)	-
Increase in value of bank-owned life insurance	(562)	(697)
Depreciation	521	523
Deferred income taxes	(7,957)	(2,704)
Other	(1,543)	(96)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(474)	502
Increase in other assets	(2,938)	(1,424)
Decrease in accrued expenses and other liabilities	(63)	(3,068)
Net cash provided by operating activities - continuing operations	15,722	16,011
Net cash provided by operating activities - discontinued operations	1,046	651
Net cash provided by operating activities	16,768	16,662
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	133,027	111,954
Purchases of securities available for sale	(160,269)	(71,311)
Purchases of Federal Home Loan Bank stock	(2,249)	(5,264)
Proceeds from redemption of Federal Home Loan Bank stock	-	3,405
Net change in loans	2,998	(119,930)
Net proceeds from the sale of other real estate owned	4,333	3,463
Proceeds from sales of premises and equipment	2	10
Purchases of premises and equipment	(944)	(264)
Proceeds of principal and earnings from bank-owned life insurance	1,493	-
Net cash (used in) investing activities - continuing operations	(21,609)	(77,937)
Net cash (used in) investing activities - discontinued operations	(20)	(176)
Net cash (used in) investing activities	(21,629)	(78,113)
Cash Flows from Financing Activities:
Net change in deposits	6,016	207,523
Net change in federal funds purchased and securities sold under agreements to repurchase	(44,667)	(97,486)
Net change in other short-term borrowings	1,615	(1,245)
Proceeds from long-term borrowings	-	75,000
Principal payments on long-term borrowings	-	(50,750)
Payment for shares reacquired under common stock repurchase plan	-	(788)
Common stock cash dividends	(1,566)	(8,354)
Preferred stock dividends paid	(1,125)	-
Preferred stock issuance costs	(65)	-
Net cash provided by (used in) financing activities - continuing operations	(39,792)	123,900
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	(39,792)	123,900

(Continued on next page)

West Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(unaudited)
	Nine Months Ended September 30,
(in thousands)	2009	2008

Net increase (decrease) in cash and cash equivalents	(44,653)	62,449
Cash and Cash Equivalents:
Beginning	196,969	49,943
End	$152,316	$112,392

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$21,394	$24,351
Income taxes	2,276	3,751
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$18,121	$4,042

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated statements of stockholders’ equity, comprehensive income (loss), and cash flows for the nine months ended September 30, 2009 and 2008, and the consolidated balance sheets as of September 30, 2009 and December 31, 2008, include the accounts of West Bancorporation, Inc. (the Company), West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), and West Bank’s 99.9 percent owned subsidiary, ICD IV, LLC (a community development partnership).  The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations as a result of the Company entering into a definitive agreement to sell all of the stock in WB Capital.  See Note 4 for additional details.  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, now included in the FASB Accounting Standards CodificationTM (Codification) as part of FASB ASC 810-10-15, a subsidiary, West Bancorporation Capital Trust I (the Trust) is not consolidated with the Company.  The results of the Trust are recorded on the books of the Company using the equity method of accounting.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

As a result of the decision to sell WB Capital, certain items in the financial statements as of September 30, 2008 and December 31, 2008, were reclassified to be consistent with the classifications used in the September 30, 2009 financial statements.  The reclassification has no effect on net income (loss) or stockholders’ equity.

2.  Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reported period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses (including the determination of the value of impaired loans), and fair value of financial instruments.

3.  Current Accounting Developments

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other−Than−Temporary Impairments” (“FSP FAS 115−2/124−2”), now included in the Codification as part of FASB ASC 320-10-35.  This standard requires entities to separate an other−than−temporary impairment (OTTI) of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  The Company adopted this standard effective for the quarter ending June 30, 2009.  The Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss) by $2,622 pre-tax or $1,625 after tax, relating to the $4,739 of impairment losses recorded during 2008.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”), now included in the Codification as part of FASB ASC 820-10-35.  Under this standard, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  The Company adopted this standard effective for the quarter ending June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”), now included in the Codification as part of FASB ASC 270-10-05.  This standard requires disclosures about fair value of financial instruments in interim and annual financial statements.  The Company adopted this standard effective for the quarter ending June 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”), now included in the Codification as part of FASB ASC 855-10-55.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this standard effective for the quarter ending June 30, 2009.

In June 2009, the FASB issued FASB Statement No. 166 (not incorporated into the Codification yet), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (not incorporated into the Codification yet), “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The change initiated by this Statement is now included in the Codification as FASB ASC 105-10-10 and establishes the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).   Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the Codification does not change GAAP, except for those nonpublic nongovernmental entities that must apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now included as part of FASB ASC Topic 985.  The Company adopted FASB ASC Topic 105-10-10 effective for the quarter ending September 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In August, 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which updates ASC 820-10.  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.  A valuation technique that uses a.) the quoted price of an identical liability when traded as an asset, or b.) quoted prices for similar liabilities or similar liabilities when traded as assets.
2.  Another valuation technique that is consistent with the principles of Topic 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods ending after August 2009.  The Company adopted Update 2009-05 effective for the quarter ending September 30, 2009.  The adoption did not have a material impact on the Company’s disclosures.

4.  Discontinued Operations

On October 1, 2009, the Company entered into a definitive agreement to sell all of its stock ownership interest in WB Capital.  After receiving solicitations from third parties to purchase WB Capital, the Company’s Board of Director’s decided to exit this business line and focus on community banking.  The sale, which is subject to customary terms and conditions, including certain approvals and consents of clients of WB Capital, is expected to close by December 31, 2009.  The assets and liabilities of WB Capital have been classified as discontinued operations held for sale for both the current period and prior period and the results of operations and cash flows of WB Capital have been reflected on those statements as discontinued operations for both the current period and prior periods reported.  Summarized financial information for discontinued operations is set forth below:

	September 30, 2009	December 31, 2008
Assets of discontinued operations held for sale:
Cash and due from banks	$395	$345
Securities available for sale	-	50
Premises and equipment, net	167	277
Goodwill	394	11,554
Other intangible assets	637	927
Other assets	1,633	822
Total assets of discontinued operations held for sale	$3,226	$13,975
Liabilities of discontinued operations held for sale:
Accrued expenses and other liabilities	1,217	1,323
Total liabilities of discontinued operations held for sale	$1,217	$1,323

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue from discontinued operations:
Interest income	$-	$-	$-	$-
Interest expense	-	1	-	1
Net interest income	-	(1)	-	(1)
Noninterest income	1,594	1,932	4,687	5,929
Noninterest expense	2,642	2,232	15,081	5,756
Income (loss) from discontinued operations before income taxes	(1,048)	(301)	(10,394)	172
Income taxes (benefits)	37	(123)	(777)	76
Income (loss) from discontinued operations	$(1,085)	$(178)	$(9,617)	$96

WB Capital was the only activity in the Company’s previously reported investment advisory segment disclosures.  The remainder of the Company was reported in the banking segment.  Therefore, the Company is no longer disclosing segment information.

The sales agreement includes a provision that the Company will not be involved in the investment advisory business for five years after closing, except as is currently being performed by the West Bank trust department.  The new owner of WB Capital will be allowed to make its investment advisory services available to West Bank’s trust department customers and will manage West Bank’s bond portfolio for the next three years.  The annual continuing cash flows to the buyer for these services are not expected to be significant.

5.  Critical Accounting Policies

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

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is deemed to have an indefinite life, is not subject to amortization, and is instead tested for impairment at least annually.  Goodwill is also tested for impairment on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.  Goodwill impairment was reviewed as of June 30, 2009, because the Company’s stock traded at a market price of less than its per share book value.  Therefore, the Company hired a third party valuation firm to assist management in determining whether goodwill had been impaired.  The Company’s goodwill consisted of two pieces.  Goodwill totaling $13,376 was associated with the acquisition of Hawkeye State Bank in 2003.  Goodwill totaling $11,554 was associated with the acquisitions of VMF Capital in 2003 and Investors Management Group, Ltd. in 2005, which combined constitute WB Capital.

With the assistance of the third party valuation firm, management prepared an estimate of the fair value of a 100 percent controlling marketable interest in the outstanding stock of West Bank and of WB Capital as of June 30, 2009, in accordance with FASB ASC 350-20-35.  FASB ASC 350-20-35 requires the use of fair value measurements as defined in FASB ASC 820-10-50.  In determining the fair value of West Bank a combination of the income and market approaches were used.  Under the income approach, the primary factor considered was the ability of West Bank to generate future cash flows.  A discount rate was estimated by utilizing the build-up method which factors in the following components:  a risk-free rate of return, an equity risk premium, an industry risk premium or discount, a size premium and risk associated specifically with West Bank.  A discount rate of 12.04 percent was then applied to projected future cash flows of West Bank.  Under the market approach, stock market data regularly published on publicly traded companies considered to be similar to West Bank were utilized in determining market value.  The two indicated values were then weighted to represent the relative importance a market participant might reasonably be expected to place on the results of each method.  For WB Capital, a discount rate of 16.66 percent, calculated under the same methodology as for West Bank, was applied to projected future cash flows to determine market value.  No weighting was given to the market approach for WB Capital as identified comparable companies were significantly larger and more diversified than WB Capital and comparable merger and acquisition transactions did not sufficiently reflect market conditions as of June 30, 2009.

Based on the above analysis, an impairment of $23,036 was recorded in the quarter ending June 30, 2009.  The impairment represented all of the goodwill of West Bank and $9,660 of WB Capital’s goodwill, which is included in the discontinued operations section of the consolidated statement of operations.  During the quarter ending September 30, 2009, an additional $1,500 of goodwill impairment was recorded at WB Capital.  The additional goodwill impairment charge was necessary because the Company determined the fair value of WB Capital was less than originally estimated.  The additional goodwill impairment of WB Capital is also reflected in the loss on discontinued operations in the consolidated statement of operations.  The impairment charges had no impact on the Company’s liquidity, cash flows, or tangible capital ratios.  In addition, goodwill is not included in the calculation of regulatory capital, so the impairment had a negligible impact on the Company’s and West Bank’s risk-based capital ratios.  As of September 30, 2009, the Company and West Bank exceed the regulatory requirements for being well-capitalized.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB ASC 320-10-35.  In June 2009, the Company adopted FSP FAS 115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” now included in the Codification as part of FASB ASC 320-10-35, which changed the accounting requirements for OTTI for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s lack of intent to sell the security or whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Declines in the fair value of securities below their amortized cost basis that are deemed to be OTTI are carried at fair value.  Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

6.  Securities Available for Sale

For securities available for sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income (loss), and estimated fair value by security type as of September 30, 2009 and December 31, 2008.  Included in gross unrealized losses as of September 30, 2009, is an OTTI loss of $3,519 relating to a pooled trust preferred security, which represents the noncredit-related portion of the overall impairment.

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. government agencies and corporations	$79,412	$244	$(85)	$79,571
State and political subdivisions	94,193	2,671	(537)	96,327
Mortgage-backed securities	12,240	77	-	12,317
Trust preferred securities (1)	7,422	-	(4,924)	2,498
Corporate notes and other investments	23,070	152	(1,832)	21,390
	$216,337	$3,144	$(7,378)	$212,103

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasury and government agencies and corporations	$58,895	$2,155	$-	$61,050
State and political subdivisions	109,682	1,271	(3,778)	107,175
Mortgage-backed securities	1,234	-	-	1,234
Trust preferred securities (2)	8,025	-	(2,756)	5,269
Corporate notes and other investments	9,564	3	(2,911)	6,656
	$187,400	$3,429	$(9,445)	$181,384

(1)
During the quarter ended June 30, 2009, pursuant to FASB ASC 320-10-35, which states that previously recorded impairment charges which did not relate to credit losses should be reclassified from retained earnings to accumulated other comprehensive income (loss), the Company recorded a cumulative effect adjustment that increased retained earnings and decreased other comprehensive income (loss) by $2,622, or $1,625 net of tax, respectively.

(2)
The Company recorded OTTI charges in this category of $2,622 for the year ending December 31, 2008 related to one pooled trust preferred security.  For the security deemed impaired, the amortized cost was written down to the fair value of the security.

Securities with an amortized cost of approximately $142,076 and $161,765 as of September 30, 2009 and December 31, 2008, respectively, were pledged as collateral on the Treasury, Tax, and Loan option notes, securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping on behalf of the Company.

The amortized cost and fair value of securities available for sale as of September 30, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$20,176	$19,661
Due after one year through five years	87,383	86,745
Due after five years through ten years	55,398	56,389
Due after ten years	53,380	49,308
	$216,337	$212,103

For the three and nine months ended September 30, 2009, proceeds from the sales of securities available for sale were $53,694 and $108,037, respectively.  Gross security gains of $722 and $2,175 were realized for the three and nine months ended September 30, 2009, respectively, and losses of $215 were recognized during the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, proceeds from the sales of securities available for sale were $5,958 and $9,562, respectively.  Gross security gains of $66 and $71 were realized for the three and nine months ended September 30, 2008, respectively, and no losses were recognized during these time periods.  Realized gains and losses on sales are computed on a specific identification basis and are based on amortized cost.

See Note 5 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2009 and December 31, 2008.  The table includes one trust preferred security for which a portion of an OTTI has been recognized in other comprehensive income (loss).

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

U.S. government agencies and corporations	$19,060	$(85)	$-	$-	$19,060	$(85)
State and political subdivisions	6,831	(144)	11,842	(393)	18,673	(537)
Mortgage-backed securities	-	-	-	-	-	-
Trust preferred securities	-	-	5,539	(4,924)	5,539	(4,924)
Corporate notes and other investments	-	-	4,154	(1,832)	4,154	(1,832)
	$25,891	$(229)	$21,535	$(7,149)	$47,426	$(7,378)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

U.S. Treasury and government agencies and corporations	$-	$-	$-	$-	$-	$-
State and political subdivisions	41,901	(3,109)	5,937	(669)	47,838	(3,778)
Mortgage-backed securities	-	-	-	-	-	-
Trust preferred securities	2,401	(1,799)	292	(957)	2,693	(2,756)
Corporate notes and other investments	1,512	(488)	1,560	(2,423)	3,072	(2,911)
	$45,814	$(5,396)	$7,789	$(4,049)	$53,603	$(9,445)

As of September 30, 2009, the available for sale investment portfolio included 28 municipal securities, 3 trust preferred securities, and 2 corporate notes with current unrealized losses that have existed for longer than one year.

The unrealized losses on the Company’s investments in state and political subdivisions are due to market conditions, not in estimated cash flows.  The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at September 30, 2009.

The unrealized losses in two single-issuer trust preferred securities are due to reduced demand for these securities, and interest rate fluctuations and illiquid markets, not estimated cash flows.  The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider these investments to be OTTI at September 30, 2009.

For the year ended December 31, 2008, the Company recorded OTTI on a pooled trust preferred security, which resulted in a reduction of noninterest income of $2,622.  Pursuant to FASB ASC 320-10-35, which states that previously recorded impairment charges which did not relate to a credit loss should be reclassified from retained earnings to other comprehensive income, during the second quarter of 2009 the Company recorded a cumulative effect adjustment that increased retained earnings and decreased other comprehensive income (loss) by $2,622, or $1,625, net of tax.  None of the previously recorded impairment loss was considered a credit loss as of April 1, 2009, the date of adoption of this accounting pronouncement.

The Company engaged an independent consulting firm to assist in the valuation of this security as of June 30, 2009 and September 30, 2009.  Based on the consulting firm’s findings, management determined the security had an estimated market value of $1,091 which resulted in $3,535 of total impairment, or an additional impairment of $1,013 and $174 in the second and third quarters of 2009, respectively.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flows of the security.  In addition, the consulting firm assumed no prepayments of the underlying debt.  If the net present value of the cash flows was less than the cost basis of the security, the difference was considered credit-related and recorded through earnings.  Based on this calculation, an additional $15, or $290 on a year-to-date basis of the total impairment was considered to be a credit loss which was recognized in the 2009 third quarter and nine months ended September 30, 2009 income statements and the remaining amortized cost of the security was reduced to create a new cost basis.  The remaining change in fair market value of $3,519 is reflected in other comprehensive income (loss), net of taxes of $1,337.  The Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

For the first quarter of 2009, the Company recognized an OTTI of $1,380 on two trust preferred securities.  The carrying values of these securities were written down to $120 as of March 31, 2009, and were considered credit losses, with the balances remaining the same at June 30, 2009.  During the third quarter of 2009, one of these trust preferred securities was sold with a realized loss of $62.  The subsidiary bank of the other trust preferred security was closed by the FDIC during the quarter and the security is considered to be uncollectible.  The decision was made to minimize the credit risk in the investment portfolio during the third quarter of 2009.  Therefore, the Company recognized an OTTI of $812 on three single-issuer trust preferred securities for which the Company now has the intent to sell.  The carrying values of these securities were written down to the estimated market value which totaled $479 as of September 30, 2009.

The Company’s unrealized loss on investments in corporate bonds is due to market conditions, not in estimated cash flows.  The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at September 30, 2009.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income (loss) through September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Balance at beginning of period	$275	$-
Current period credit loss recognized in earnings	15	290
Reductions for securities sold during the period	-	-
Reductions for securities where there is an intent to sell or requirement to sell	-	-
Reductions for increases in cash flows expected to be collected	-	-
Balance as of September 30, 2009	$290	$290

7.  Impaired Loans and Allowance for Loan Losses

A loan is impaired when it is probable that West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  The following is a recap of impaired loans at the dates shown:

	September 30, 2009	December 31, 2008
Impaired loans without an allowance	$17,966	$18,067
Impaired loans with an allowance	29,246	23,044
Total impaired loans	$47,212	$41,111
Allowance for loan losses related to impaired loans	$5,419	$3,590

The following table reconciles the balance of nonaccrual loans with impaired loans carried at fair value as of the dates shown below.

	September 30, 2009	December 31, 2008
Nonaccrual loans	$14,455	$21,367
Restructured loans	16,881	7,376
Other impaired loans still accruing interest	15,876	12,368
Total impaired loans	$47,212	$41,111

Changes in the allowance for loan losses were as follows for the periods shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Balance at beginning of period	$23,662	$10,557	$13,105	$15,441	$8,935	$6,506
Charge-offs	(7,131)	(1,118)	(6,013)	(17,684)	(6,239)	(11,445)
Recoveries	127	45	82	401	188	213
Net charge-offs	(7,004)	(1,073)	(5,931)	(17,283)	(6,051)	(11,232)
Provision charged to operations	3,000	7,000	(4,000)	21,500	13,600	7,900
Balance at end of period	$19,658	$16,484	$3,174	$19,658	$16,484	$3,174

8.  Fair Value Measurements

FASB ASC 820-10-50, requires disclosure for those assets and liabilities carried in the balance sheet on a fair value basis.  Effective January 1, 2009, the Company adopted the nonfinancial assets and liabilities portion of ASC 820-10-50, which requires recognition at fair value of nonfinancial assets and liabilities on a nonrecurring basis.  In June 2009, the Company adopted FSP FAS 157-4, now included in the Codification as part of FASB ASC 820-10-35, which was discussed above in Note 3, and has applied its guidance in estimating fair values for securities where the market volume and level of activity have significantly decreased.  The application of this accounting pronouncement did not result in a change in valuation technique or related inputs.

The Company’s balance sheet contains securities available for sale that are recorded at fair value on a recurring basis.  FASB ASC 820-10-50 establishes a three-level valuation hierarchy for disclosure of fair value.  The three levels for determining fair value are as follows:

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government agencies and corporations	$79,571	$-	$79,571	$-
State and political subdivisions	96,327	-	96,327	-
Mortgage-backed securities	12,317	-	12,317	-
Trust preferred securities	2,498	-	1,332	1,166
Corporate notes and other investments	21,390	-	21,390	-
Total	$212,103	$-	$210,937	$1,166

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
Securities available for sale:	September 30, 2009	September 30, 2009
Beginning balance	$1,316	$2,325
Transfer into Level 3	-	250
Total gains or losses:
Included in earnings	(191)	(466)
Included in other comprehensive income (loss)	41	(897)
Principal payments	-	(46)
Ending balance	$1,166	$1,166

The table above includes one pooled trust preferred security which was transferred to Level 3 during 2008.  Market pricing for this security varies widely from one pricing service to another based on a lack of trading so it was considered to no longer have readily observable market data.  The fair value as of September 30, 2009, was determined by discounting the expected cash flows over the life of the security.  The discount rate included an estimate for illiquidity, credit risk, and the time value of money.  An additional credit loss of $15 was recognized during the quarter ended September 30, 2009.  One other trust preferred security, with a carrying value of $250, was transferred to Level 3 during the first quarter of 2009.  The bank holding company that issued the trust preferred security is not a public company and has been losing money for over a year. This security was estimated by management to have a fair market value of $75 at September 30, 2009.  During the quarter ended September 30, 2009, the Company decided to sell this security, so it was deemed OTTI, and an impairment loss was recognized in earnings.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the FASB ASC 820-10-50 valuation hierarchy as of September 30, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$23,827	$-	$-	$23,827
Other real estate owned	18,089	-	-	18,089
Total	$41,916	$-	$-	$41,916

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

FASB ASC 825-10-50 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying amounts and approximate fair values are as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$28,631	$28,631	$23,712	$23,712
Federal funds sold and other short-term investments	123,685	123,685	173,257	173,257
Securities available for sale	212,103	212,103	181,434	181,434
Federal Home Loan Bank stock	10,423	10,423	8,174	8,174
Loans held for sale	1,152	1,160	1,018	1,022
Loans, net	1,042,675	1,049,063	1,085,294	1,091,071
Accrued interest receivable	6,889	6,889	6,415	6,415
Financial liabilities:
Deposits	1,161,148	1,165,310	1,155,132	1,160,965
Federal funds purchased and securities sold under agreements to repurchase	48,444	48,444	93,111	93,111
Other short-term borrowings	1,860	1,860	245	245
Accrued interest payable	3,150	3,150	3,995	3,995
Subordinated notes	20,619	15,253	20,619	21,026
Long-term borrowings	125,000	127,194	125,000	127,053
Off-balance-sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

9.  Earnings (Loss) per Common Share

Basic earnings (loss) per common share from continuing and discontinued operations are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share from continuing and discontinued operations reflect the potential dilution that could occur if the Company’s outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and nine months ended September 30, 2009 and 2008 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$2,990	$(182)	$(7,816)	$5,432
Income (loss) from discontinued operations	(1,085)	(178)	(9,617)	96
Net income (loss)	$1,905	$(360)	$(17,433)	$5,528
Preferred stock dividends*	(450)	-	(1,350)	-
Preferred stock discount accretion*	(121)	-	(358)	-
Net income (loss) available to common stockholders	$1,334	$(360)	$(19,141)	$5,528
Weighted average common shares outstanding	17,404	17,404	17,404	17,406
Common stock warrant**	-	-	-	-
Diluted weighted average common shares outstanding	17,404	17,404	17,404	17,406

Basic earnings (loss) per common share from continuing operations	$0.14	$(0.01)	$(0.55)	$0.31
Basic earnings (loss) per common share from discontinued operations	$(0.06)	$(0.01)	$(0.55)	$0.01
Basic earnings (loss) per common share	$0.08	$(0.02)	$(1.10)	$0.32

Diluted earnings (loss) per common share from continuing operations	$0.14	$(0.01)	$(0.55)	$0.31
Diluted earnings (loss) per common share from discontinued operations	$(0.06)	$(0.01)	$(0.55)	$0.01
Diluted earnings (loss) per common share	$0.08	$(0.02)	$(1.10)	$0.32
*   Preferred stock and the common stock warrant were issued on December 31, 2008, and therefore had no effect in 2008.
** The average closing price of the Company’s common stock for the three and nine months ended September 30, 2009, was $5.47 and $6.91, respectively.  This was less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

10.  Other Comprehensive Income (Loss)

Under FASB ASC 320-10-35, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income (loss).  The Company’s other component of other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income (loss), presented net of taxes for the nine months ended September 30, 2009 and 2008, are as follows:

	Nine Months Ended September 30,
	2009	2008

Net income (loss)	$(17,433)	$5,528
Other comprehensive income (loss):
Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding losses	(1,187)	-
Loss recognized in earnings	290	-
Net unrealized (losses) on securities with other-than-temporary impairment before tax benefit	(897)	-
Tax benefit	341	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other comprehensive income (loss)	(556)	-
Other securities:
Unrealized holding gains (losses) arising during the period	7,261	(4,985)
Realized net (gains) recognized into net income (loss)	(1,960)	(71)
Net unrealized gains (losses) on other securities before tax (expense) benefit	5,301	(5,056)
Tax (expense) benefit	(2,016)	1,925
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	3,285	(3,131)
Other comprehensive income (loss)	$(14,704)	$2,397

The components of accumulated other comprehensive income (loss), presented net of taxes, as of September 30, 2009, are shown in the following table:

September 30, 2009
Accumulated other comprehensive (loss):
Unrealized (losses) on available for sale securities for which a portion of other-than-temporary impairment has been recorded in earnings	$(2,182)
Unrealized (losses) on available for sale securities which are not other other-than-temporarily impaired	(444)
$(2,626)

11.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of September 30, 2009, and December 31, 2008:

	September 30, 2009	December 31, 2008
Allowance for loan losses	$7,470	$5,868
Intangibles	2,580	(2,331)
Net unrealized losses on securities available for sale	1,608	2,286
Other	828	380
Total deferred taxes	$12,486	$6,203

The significant increase in deferred tax assets since December 31, 2008, is the result of the increase in the allowance for loan losses from $15,441 to $19,658 at September 30, 2009, and recording impairment of goodwill of $13,376 in the quarter ended June 30, 2009.

Based upon the Company’s level of anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these net deductible differences.  Management believes the deferred tax asset related to unrealized losses on securities available for sale is recoverable because the Company does not have the intent to sell the related securities and it is more-likely-than-not the Company will not be required to sell the securities until recovery of the unrealized loss amounts.

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

	September 30, 2009	December 31, 2008
Commitments to extend credit	$212,934	$301,214
Standby letters of credit	20,161	19,788
	$233,095	$321,002

13.  Subsequent Events

Subsequent events have been evaluated through October 29, 2009, the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring disclosure, except for the definitive agreement to sell WB Capital which was signed on October 1, 2009, and is disclosed in Note 4.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio and capital ratios.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by or that include the words “believes,” “expects,” “intends,” “should,” or “anticipates,” or similar references or references to estimates or predictions.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, including actions of the Securities and Exchange Commission and/or the Federal Reserve Board; changes in the Treasury’s Capital Purchase Program; and customers’ acceptance of the Company’s products and services.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation, and West Bank’s 99.9 percent owned subsidiary ICD IV, LLC.  The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations as a result of the Company entering into an agreement to sell all of the stock in WB Capital.  As a result of the decision to sell WB Capital, certain items in the prior period financial statements were reclassified to be consistent with the classifications used in the September 30, 2009, financial statements.  The reclassification has no effect on net income (loss) or stockholders’ equity.  Consolidated results of operations for the three and nine months ended September 30, 2009, are compared to the results for the same periods in 2008 and the consolidated financial condition of the Company at September 30, 2009, is compared to the December 31, 2008, position.

Total net income for the quarter ended September 30, 2009, was $1,905, compared to a net loss of ($360) for the quarter ended September 30, 2008.  Net income for the current quarter consisted of net income from continuing operations of $2,990 and a loss from discontinued operations of ($1,085).  Net loss from continuing operations for the quarter ended September 30, 2008 was ($182) and net loss from the discontinued operations of WB Capital for the same period was ($178).  Total basic and diluted earnings (loss) per common share were $0.08 and ($0.02), respectively, for the quarters ended September 30, 2009, and September 30, 2008.  The Company’s annualized return on average equity and return on average assets for the three months ended September 30, 2009, were 5.74 percent and 0.49 percent, respectively, compared to (1.22) percent and (0.10) percent, respectively, for the three months ended September 30, 2008.

Results for continuing operations for the quarter ended September 30, 2009, were $3,172 higher than the same period last year due to a $4,000 decline in provision for loan losses, $507 of gains from the sale of investment securities, lower investment security impairment losses, and a $386 increase in net interest income.  These positive changes were partially offset by a $322 increase in FDIC insurance expense and a $334 increase in deposit operations expenses.

The ($1,085) net loss from discontinued operations for the quarter ended September 30, 2009, included an additional goodwill impairment of $1,500.  The additional goodwill impairment charge was necessary because the Company determined the fair value of WB Capital was less than originally estimated.

Total net loss for the nine months ended September 30, 2009, was ($17,433) compared to net income of $5,528 for the first nine months of 2008.  The annualized return on average equity and return on average assets for the nine months ended September 30, 2009, were (16.01) percent and (1.44) percent, respectively, compared to 6.18 percent and 0.55 percent, respectively, for the nine months ended September 30, 2008.

For the first nine months of 2009, net loss from continuing operations was ($7,816) compared to net income of $5,432 for the first nine months of 2008.  Basic and diluted earnings (loss) per common share from continuing operations were ($0.55) and $0.31, respectively.  The difference between the year-to-date net loss from continuing operations in 2009 and the 2008 net income was due in substantial part to the previously reported goodwill impairment at West Bank of $13,376, the $7,900 increase in provision for loan losses, and the $1,873 increase in FDIC insurance expense.

Year-to-date net interest income improved in 2009 by $407 due to higher levels of earning assets.  Year-to-date noninterest income was $868 higher than last year due to $840 of proceeds received in the first quarter of 2009 from a bank-owned life insurance policy due to the death of a West Bank officer and an increase of $503 in gains and fees on the sale of residential mortgages sold into the secondary market.  Offsetting these positive factors was a $463 decline in service charges on deposit accounts due to lower returned check charges.

Noninterest expense (exclusive of goodwill impairment) increased $3,161, or 20.2 percent in the first nine months of 2009 compared to 2008.  The growth in noninterest expense included the previously mentioned increase in FDIC insurance expense, a $395 increase in occupancy expense, and a $673 increase in deposit operations expense.  The increases were partially offset by a $158 reduction in marketing expenses.

On October 1, 2009, the Company entered into a definitive agreement to sell all of its stock in WB Capital.  After receiving solicitations from third parties to purchase WB Capital, the Company’s Board of Directors decided to exit this business line and focus on community banking.  The sale, which is subject to customary terms and conditions, including certain approvals and consents of clients of WB Capital, is expected to close by December 31, 2009.  WB Capital’s year-to-date net loss was ($9,617) for the nine months ended September 30, 2009 compared to net income of $96 for the same period in 2008.  The loss was the result of $11,160 of goodwill impairment recorded at WB Capital during the second and third quarters of 2009.  Revenues were lower than a year ago because of the decline in stock values and lower levels of assets under management.  Operating expenses (exclusive of goodwill impairment) were $1,835 lower during the first nine months of 2009 compared to the same 2008 period primarily due to staff attrition and a concerted effort to reduce operating costs.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2009, compared with the same periods in 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	Change %	2009	2008	Change	Change %
Income (loss) from continuing operations	$2,990	$(182)	$3,172	1742.9%	$(7,816)	$5,432	$(13,248)	-243.9%
Income (loss) from discontinued operations	(1,085)	(178)	(907)	509.6%	(9,617)	96	(9,713)	-10117.7%
Net income (loss)	1,905	(360)	2,265	629.2%	(17,433)	5,528	(22,961)	-415.4%

Average assets	1,534,591	1,388,016	146,575	10.6%	1,623,205	1,337,978	285,227	21.3%
Average stockholders' equity	131,724	117,727	13,997	11.9%	145,613	119,532	26,081	21.8%

Return on assets	0.49%	-0.10%	0.59%		-1.44%	0.55%	-1.99%

Return on equity	5.74%	-1.22%	6.96%		-16.01%	6.18%	-22.19%

Efficiency ratio	42.84%	39.71%	3.13%		46.63%	40.55%	6.08%

Dividend payout ratio	NM	NM	NM		-8.98%	151.13%	-160.11%

Average equity to average assets ratio	8.58%	8.48%	0.10%		8.97%	8.93%	0.04%

Equity to assets ratio - at end of period					8.83%	7.84%	0.99%

Tangible common equity ratio - end of period					6.48%	6.14%	0.34%

Definitions of ratios:

Return on assets – annualized net income (loss) divided by average assets.
Return on equity – annualized net income (loss) divided by average stockholders’ equity.

Efficiency ratio – noninterest expense (excluding goodwill impairment and discontinued operations) divided by noninterest income (excluding securities gains and net impairment losses and discontinued operations) plus taxable equivalent net interest income.

Dividend payout ratio – dividends paid divided by net income (loss).
Equity to assets ratio – equity divided by assets.
Tangible common equity ratio – common equity less intangible assets divided by tangible assets. NM – not meaningful.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change-%	2009	2008	Change	Change-%	2009	2008	Change
Interest-earning assets:
Loans:
Commercial	$409,707	$416,689	$(6,982)	-1.68%	$5,054	$5,841	$(787)	-13.47%	4.89%	5.58%	-0.69%
Real estate	684,799	663,213	21,586	3.25%	9,912	10,046	(134)	-1.33%	5.74%	6.03%	-0.29%
Consumer and other	9,719	14,391	(4,672)	-32.46%	153	217	(64)	-29.49%	6.26%	6.00%	0.26%
Total loans	1,104,225	1,094,293	9,932	0.91%	15,119	16,104	(985)	-6.12%	5.43%	5.85%	-0.42%

Investment securities:
Taxable	161,446	91,712	69,734	76.04%	1,219	1,174	45	3.83%	3.02%	5.12%	-2.10%
Tax-exempt	97,380	96,733	647	0.67%	1,477	1,415	62	4.38%	6.07%	5.85%	0.22%
Total investment securities	258,826	188,445	70,381	37.35%	2,696	2,589	107	4.13%	4.17%	5.50%	-1.33%

Federal funds sold and short-term investments	97,188	7,154	90,034	1258.51%	73	36	37	102.78%	0.30%	2.00%	-1.70%
Total interest-earning assets	$1,460,239	$1,289,892	$170,347	13.21%	17,888	18,729	(841)	-4.49%	4.86%	5.78%	-0.92%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$534,134	$325,101	$209,033	64.30%	1,999	1,231	768	62.39%	1.49%	1.51%	-0.02%
Time deposits	443,460	476,489	(33,029)	-6.93%	2,673	4,173	(1,500)	-35.95%	2.39%	3.48%	-1.09%
Total deposits	977,594	801,590	176,004	21.96%	4,672	5,404	(732)	-13.55%	1.90%	2.68%	-0.78%
Other borrowed funds	205,785	272,084	(66,299)	-24.37%	1,771	2,395	(624)	-26.05%	3.41%	3.50%	-0.09%
Total interest-bearing liabilities	$1,183,379	$1,073,674	$109,705	10.22%	6,443	7,799	(1,356)	-17.39%	2.16%	2.89%	-0.73%

Tax-equivalent net interest income					$11,445	$10,930	$515	4.71%
Net interest spread									2.70%	2.89%	-0.19%
Net interest margin									3.11%	3.37%	-0.26%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change-%	2009	2008	Change	Change-%	2009	2008	Change
Interest-earning assets:
Loans:
Commercial	$406,040	$381,777	$24,263	6.36%	$14,772	$16,889	$(2,117)	-12.53%	4.86%	5.91%	-1.05%
Real estate	699,945	643,849	56,096	8.71%	30,315	30,458	(143)	-0.47%	5.79%	6.32%	-0.53%
Consumer and other	10,757	14,206	(3,449)	-24.28%	509	672	(163)	-24.26%	6.33%	6.32%	0.01%
Total loans	1,116,742	1,039,832	76,910	7.40%	45,596	48,019	(2,423)	-5.05%	5.46%	6.17%	-0.71%

Investment securities:
Taxable	118,826	98,430	20,396	20.72%	2,985	3,720	(735)	-19.76%	3.35%	5.04%	-1.69%
Tax-exempt	96,739	90,136	6,603	7.33%	4,444	3,857	587	15.22%	6.13%	5.71%	0.42%
Total investment securities	215,565	188,566	26,999	14.32%	7,429	7,577	(148)	-1.95%	4.59%	5.36%	-0.77%

Federal funds sold and short-term investments	203,625	14,626	188,999	1292.21%	384	271	113	41.70%	0.25%	2.48%	-2.23%
Total interest-earning assets	$1,535,932	$1,243,024	$292,908	23.56%	53,409	55,867	(2,458)	-4.40%	4.65%	6.00%	-1.35%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$477,760	$325,557	$152,203	46.75%	4,678	4,173	505	12.10%	1.31%	1.71%	-0.40%
Time deposits	558,609	402,979	155,630	38.62%	10,564	11,741	(1,177)	-10.02%	2.53%	3.89%	-1.36%
Total deposits	1,036,369	728,536	307,833	42.25%	15,242	15,914	(672)	-4.22%	1.97%	2.92%	-0.95%
Other borrowed funds	232,615	295,912	(63,297)	-21.39%	5,302	7,967	(2,665)	-33.45%	3.05%	3.60%	-0.55%
Total interest-bearing liabilities	$1,268,984	$1,024,448	$244,536	23.87%	20,544	23,881	(3,337)	-13.97%	2.16%	3.11%	-0.95%

Tax-equivalent net interest income					$32,865	$31,986	$879	2.75%
Net interest spread									2.49%	2.89%	-0.40%
Net interest margin									2.86%	3.44%	-0.58%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the action of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended September 30, 2009, was 3.11 percent; a decline of 26 basis points compared to the same quarter last year and was 48 basis points higher than the second quarter of 2009.  The increase from the prior quarter was due to a significant reduction in low-yielding federal funds sold and short-term investments.  As reported in the second quarter of 2009, two commercial customers had temporarily deposited a significant amount of funds in money market deposit accounts.  By late in the second quarter, the deposits had flowed back out and additional investment securities had been purchased.  The decline in the net interest margin for the third quarter of 2009 compared to 2008 was caused by the yield on earning assets declining more than the rates paid on interest-bearing liabilities.  The Company’s tax-equivalent net interest income for the three months ended September 30, 2009, increased by $515 compared to the three months ended September 30, 2008, due to growth in interest-earning assets.

For the nine months ended September 30, 2009, the net interest margin declined to 2.86 percent, which was a 58 basis point decline compared to the nine months ended September 30, 2008.  Despite the drop in the net interest margin, tax-equivalent net interest income for the nine months ended September 30, 2009, increased $879 as growth in earning assets exceeded growth in interest-bearing liabilities when compared to the nine months ended September 30, 2008.  The high level of competition in the local markets, the Federal Reserves’ targeted federal funds rate of zero to 25 basis points, and the high level of nonaccrual loans are expected to keep pressure on the net interest margin of the Company.

Tax-equivalent interest income and fees on loans declined $2,423 in the first nine months of 2009 compared to the same period in 2008, as the combination of lower rates and a higher volume of nonaccrual loans exceeded the positive impact of the $76.9 million increase in the average volume of outstanding loans.  The average yield on loans declined to 5.46 percent for the first nine months of 2009, compared to 6.17 percent for the same period in 2008.  The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company’s market areas remains competitive, while the level of demand for new loans has declined as business customers assess the ongoing effects of the recession.

For the first nine months of 2009, the average balance of investment securities was $27.0 million higher than in the first nine months of 2008, and the yield declined 77 basis points.  The decline in yield was caused by reversing a total of $139 of interest on securities deemed impaired during the first and third quarters of 2009.  Investment securities totaling approximately $133 million were sold, called or matured in the first nine months of 2009 and approximately $160 million of investment securities were purchased during the same period.  In order to decrease credit risk in the investment portfolio certain trust preferred securities were sold in the third quarter.

The average balance of federal funds sold and short-term investments increased $189.0 million during the first nine months of 2009 compared to the same time period in 2008.  Despite the significant increase in volume, net interest income on these assets increased only $113 due to the 223 basis point drop in rates.

The average rate paid on deposits for the first nine months of 2009 declined to 1.97 percent from 2.92 percent for the same period last year.  The significant drop in rates paid caused interest expense to decline by $672 despite a sizable increase in average balances.  The average balance of interest-bearing demand and savings accounts grew due to the temporary spike in average money market balances mentioned above as well as a $56 million increase in average Reward Me Checking balances and a $75 million increase in average SmartyPig savings account balances.  Both of the latter types of accounts pay interest at rates in excess of rates paid on short-term certificates of deposit.  The maximum deposit amount on which the incentive rate will be paid on the Reward Me Checking product is being lowered from $50 to $30 in October 2009, so interest expense on this product should decline in the fourth quarter.  The average balance of time deposits increased over $155 million in the first nine months of 2009 compared to the same time period in 2008 with all of that increase in brokered time deposits.  The balance is expected to remain higher as more customers are participating in the Certificate of Deposit Account Registry Service (CDARS) program in order to obtain FDIC insurance on their deposits.  CDARS is a program that coordinates a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.  Of the total deposits in the CDARS program as of September 30, 2009, 47.6 percent are on behalf of West Bank customers and are required to be classified as brokered deposits, but the nature of these deposits is not “brokered.”

The average rate paid on other borrowings declined by 55 basis points compared to the first nine months of 2008.  The average balance of borrowings for the first nine months of 2009 was $63.3 million lower than a year ago.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $46 million less than during the first nine months of last year.  The average rate paid on overnight borrowings declined 223 basis points in 2009 compared to the first nine months of 2008.  Average long-term borrowings declined $17 million, while the average rates paid on borrowings increased 23 basis points compared to 2008.

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

West Bank’s policy is to charge off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008, as well as common ratios related to the allowance for loan losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Balance at beginning of period	$23,662	$10,557	$13,105	$15,441	$8,935	$6,506
Charge-offs	(7,131)	(1,118)	(6,013)	(17,684)	(6,239)	(11,445)
Recoveries	127	45	82	401	188	213
Net charge-offs	(7,004)	(1,073)	(5,931)	(17,283)	(6,051)	(11,232)
Provision charged to operations	3,000	7,000	(4,000)	21,500	13,600	7,900
Balance at end of period	$19,658	$16,484	$3,174	$19,658	$16,484	$3,174

Average loans outstanding	$1,104,225	$1,094,293		$1,116,742	$1,039,832

Ratio of net charge-offs during the period to average loans outstanding	0.63%	0.10%		1.55%	0.58%
Ratio of allowance for loan losses to average loans outstanding	1.78%	1.51%		1.76%	1.59%

The 2009 year-to-date provision is higher than historic levels as a result of the economy remaining in a recession with significant difficulty being experienced in the construction and real estate development, commercial real estate, and commercial business sectors.  Over $5 million of the third quarter charge-offs consisted of three loans including one with continued deterioration in collateral values.  A specific allowance had been established in the second quarter of 2009 for two of these loans and they were transferred to other real estate owned during the third quarter.

Net charge-offs during the first nine months of 2009 were $11.2 million higher than in the same period in 2008.  The majority of the 2009 year-to-date charge-offs were related to seven customers.

The allowance for loan losses represented 61.6 percent of nonperforming loans at September 30, 2009, compared to 53.5 percent at December 31, 2008.  A significant portion of nonaccrual loans are collateralized by real estate which means it is unlikely those loans will suffer a total loss of principal.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended September 30,
Noninterest income:	2009	2008	Change	Change %
Service charges on deposit accounts	$1,078	$1,287	$(209)	-16.2%
Trust services	222	207	15	7.2%
Gains and fees on sales of residential mortgages	324	136	188	138.2%
Increase in cash value of bank-owned life insurance	199	248	(49)	-19.8%
Other:
Debit card usage fees	296	235	61	26.0%
All other	232	233	(1)	-0.4%
Total other	528	468	60	12.8%
Total noninterest income	$2,351	$2,346	$5	0.2%

	Nine Months Ended September 30,
Noninterest income:	2009	2008	Change	Change %
Service charges on deposit accounts	$3,120	$3,583	$(463)	-12.9%
Trust services	581	605	(24)	-4.0%
Gains and fees on sales of residential mortgages	859	356	503	141.3%
Increase in cash value of bank-owned life insurance	562	697	(135)	-19.4%
Proceeds from bank-owned life insurance	840	-	840	N/A
Other:
Debit card usage fees	825	647	178	27.5%
All other	734	765	(31)	-4.1%
Total other	1,559	1,412	147	10.4%
Total noninterest income	$7,521	$6,653	$868	13.0%

Service charges on deposit accounts declined for the third quarter of 2009 due to return check charges falling compared to the same period in 2008.  In the current uncertain economy, customers appear to be more conscientious about monitoring their checking account balances.  For the first nine months of 2009 return check charges have declined $447, while other service charges have held steady.

Trust fees increased for the third quarter of 2009 due to new business and higher asset values due to positive movement in the stock market.  Year-to-date trust revenue is still somewhat lower than the prior year as a result of lower asset values due to the overall decline in the stock market during 2008.

The volume of originations of residential mortgages sold into the secondary market in the third quarter and the first nine months of 2009 more than doubled compared to the same time periods in 2008.  The growth of this line of business is expected to continue as long as historically low interest rates allow consumers to refinance existing mortgages in order to reduce their monthly costs.  Despite the low level of home sales, consumers are selectively purchasing real estate while locking in relatively low long-term rates.

The third quarter and year-to-date 2009 decline in the increase in cash value of bank-owned life insurance was due to lower market interest rates.  As previously discussed, West Bank received tax-exempt income from life insurance proceeds as the result of the death of one of its officers in the first quarter of 2009.

Debit card usage fees continued to increase in the first nine months of 2009 as the Reward Me Checking product grew by over 1,800 accounts and approximately $50 million in balances compared to December 31, 2008.  This product was introduced in April 2008 and encourages the use of electronic payments.  This source of revenue is expected to continue to grow due to the convenience of this payment method and the potential interest rate paid on the first tier of the account balance.  The growth rate may decline, however, due to the October 2009 lowering of the amount of the account balance that may be paid the incentive rate from $50 to $30.

Investment Securities Gains (Losses)

West Bank had OTTI losses on four trust preferred securities totaling $986, of which $827 was recognized through earnings during the third quarter of 2009.  For the nine months ended September 30, 2009, investment security impairment losses totaling $2,517 have been recognized through earnings.  During the third quarter, the decision was made to reduce the credit risk in the investment portfolio and four trust preferred securities were sold at losses totaling $215.  Selected municipal and agency securities were also sold with realized gains totaling $2,175 in the first nine months of 2009.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three months ended September 30,
Noninterest expense:	2009	2008	Change	Change %
Salaries and employee benefits	$2,294	$2,482	$(188)	-7.6%
Occupancy	794	748	46	6.1%
Data processing	455	426	29	6.8%
FDIC insurance expense	531	209	322	154.1%
Other expenses:
Marketing	118	148	(30)	-20.3%
Professional fees	313	227	86	37.9%
Consulting fees	74	51	23	45.1%
Deposit operations expense	390	56	334	596.4%
Bank service charges	100	59	41	69.5%
Other real estate owned expense	90	(2)	92	4600.0%
Charitable contributions	-	35	(35)	-100.0%
Intangible amortization	52	61	(9)	-14.8%
All other	697	771	(74)	-9.6%
Total other	1,834	1,406	428	30.4%
Total noninterest expense	$5,908	$5,271	$637	12.1%

	Nine months ended September 30,
Noninterest expense:	2009	2008	Change	Change %
Salaries and employee benefits	$7,494	$7,541	$(47)	-0.6%
Occupancy	2,637	2,242	395	17.6%
Data processing	1,312	1,357	(45)	-3.3%
FDIC insurance expense	2,267	394	1,873	475.4%
Goodwill impairment	13,376	-	13,376	N/A
Other expenses:
Marketing	403	561	(158)	-28.2%
Professional fees	804	734	70	9.5%
Consulting fees	235	149	86	57.7%
Deposit operations expense	767	94	673	716.0%
Bank service charges	255	157	98	62.4%
Other real estate owned expense	215	89	126	141.6%
Charitable contributions	200	101	99	98.0%
Intangible amortization	168	176	(8)	-4.5%
All other	2,073	2,074	(1)	0.0%
Total other	5,120	4,135	985	23.8%
Total noninterest expense	$32,206	$15,669	$16,537	105.5%

The decline in salaries and benefits resulted from the discontinuance of bonus accruals, resulting in a decline of $733 for year-to-date 2009 compared to the same time periods of 2008.  Partially offsetting the lower bonus accruals was a year-to-date decline in salary cost deferred for new loans originations due to a lower volume of new loans and a 9.9 percent increase in the cost of employee medical insurance coverage.  During the third quarter of 2009, the Board of Directors decided to eliminate a 2009 profit sharing contribution.  This resulted in quarter and year-to-date reductions of $208 and $268, respectively.

Occupancy expenses increased in the third quarter ended September 30, 2009, because of the February 2009 opening of a new branch in Waukee.  Year-to-date expense was up because of the new office location and a second quarter $190 one-time lease buyout for unused space leased by the Company in the facility in which WB Capital is located in West Des Moines.

Data processing expense increased in the 2009 third quarter compared to the 2008 third quarter as a result of increased costs related to higher volumes of pin and signature-based debit/ATM card transactions and higher volumes of transactions and accounts on West Bank’s various deposit and loan application systems.  On a year-to-date basis, data processing expense declined because of new terms in West Bank’s contract with its data processing provider.

FDIC insurance expense increased as a result of the 2009 rate increases, an emergency special assessment in the second quarter of 2009, and significantly higher average deposits.  The rate assessed to each bank is based upon risk factors including past due and nonperforming loans, net loan charge-offs, and net income (loss) before taxes.  The emergency special assessment was part of the FDIC’s restoration plan for the Deposit Insurance Fund.  The impact on West Bank was additional second quarter expense of $695.  The FDIC also has the ability to collect an additional emergency assessment prior to the end of 2009 with an announcement date as late as the last day of the year.  During the third quarter of 2009, the FDIC proposed an alternative to an additional special assessment, which would negatively impact all banks’ earnings.  The alternative is to have all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The proposed prepayment, which includes assumptions about deposit growth, would be based on average third quarter deposits.  The prepaid amount would be amortized over the prepayment period.  If approved, West Bank’s estimated prepayment would be approximately $7.2 million.  While the prepayment would decrease the amount of investable assets, the effect on earnings would be the lost earnings on the amount of prepayment, which is significantly less than the impact of an additional special assessment.

The second quarter 2009 goodwill impairment consisted of writing off all goodwill at West Bank, or $13,376.  The impairment analysis was completed at an interim period due to the Company’s common stock price falling to levels below book value.

Marketing expense for 2009 compared to 2008 declined as a result of prior year expense including costs for launching a new product.  Professional fees increased as both legal fees and accounting fees increased.  Legal fees increased due to the higher volume of impaired loans and accounting fees increased because of additional work done on investment securities valuations and goodwill valuation issues.  Consulting fees increased due to the implementation of a customer relationship management system beginning in the second half of 2008, investment securities valuations completed by a consulting firm, and hiring a third party firm to assist in evaluating goodwill for impairment.

Deposit operations expense increased for third quarter and year-to-date 2009 due to costs associated with SmartyPig savings and Reward Me Checking interest-bearing products which have both grown substantially compared to the prior year.  Expenses related to SmartyPig are expected to be significantly lower in the fourth quarter of 2009 due to migrating ACH transactions to another provider.  West Bank’s service charges paid have increased for third quarter and year-to-date 2009 as a result of technological improvements in cash letter processing that allows better availability of funds from incoming deposits.  The improved availability results in a loss of earnings credit used to offset the charges assessed by the processor.  Service charges also increased due to retaining WB Capital to manage West Bank’s investment portfolio effective in September 2009.

Other real estate owned expense increased during the third quarter of 2009 due to increased operating costs for a higher number of properties held.

Charitable contributions increased in the first nine months of 2009 because $200 of the previously mentioned bank-owned life insurance proceeds was contributed to the West Bancorporation Foundation in the first quarter.  The Company does not anticipate funding additional contributions for the remainder of 2009.

Income Tax Expense (Benefits)

The Company recorded income tax benefits on continuing operations of $8,021 for the nine months ended September 30, 2009, compared with expense of $796 for the nine months ended September 30, 2008.  The effective income tax rates as a percent of income (loss) before taxes for the nine months ended September 30, 2009 and 2008, was a benefit of 50.6 percent and expense of 12.8 percent, respectively.  The Company’s consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and the life insurance proceeds.  The effective tax rate for both years was also impacted by West Bank’s 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.  Income tax benefits on discontinued operations were affected by approximately $8.1 million of non-deductible goodwill impairment.

FINANCIAL CONDITION

Total assets were approximately $1.5 billion as of September 30, 2009, a 3.5 percent decline compared to December 31, 2008.  The reduction was primarily due to lower federal funds sold and short-term investment securities.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased approximately $31 million from December 31, 2008, to $212.1 million at September 30, 2009.  The increase was primarily the result of purchasing government agency, mortgage-backed, and corporate securities in an effort to improve the Company’s net interest margin.  To reduce the level of credit risk within the portfolio, four trust preferred and certain municipal securities were sold during the third quarter of 2009.

The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss for other-than-temporary impairment (OTTI).  In June 2009, the Company adopted FSP FAS 115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” now included in the Codification as part of FASB ASC 320-10-35, which changed the accounting requirements for OTTI for debt securities, and in certain circumstances, separates the total impairment into credit and noncredit-related amounts.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s intent to sell the security or whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Declines in the fair value of securities below their amortized cost basis that are deemed to be OTTI are carried at fair value.  Any portion of a decline in value associated with a credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

During the third quarter of 2009, West Bank recognized impairment losses totaling $812 on three trust preferred securities issued by banks that are experiencing financial difficulties.  The three securities were considered to have credit losses which were recognized through earnings.  As of September 30, 2009, one pooled trust preferred security had an amortized cost of $4,626 and an estimated market value of $1,091 which resulted in $3,535 of total impairment, or an additional impairment of $174 in the third quarter of 2009.  With the assistance of an investment consulting firm, the Company estimated the fair value of the security using a discounted cash flow method.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  Based on this calculation, an additional $15 of the total impairment was considered to be a credit loss which was recognized in the 2009 third quarter income statement and the remaining amortized cost of the security was reduced to create a new cost basis.  The remaining change in fair market value of $3,519 is reflected in other comprehensive income (loss), net of taxes of $1,337.  On a quarterly basis, the Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

At September 30, 2009, the most significant risk of a future impairment charge relates to West Bank’s investment in trust preferred securities of other banks and a note issued by CIT Group, a small business lender.  As of September 30, 2009, in addition to the pooled trust preferred security discussed above, two trust preferred securities with a cost basis of $2.3 million were valued at $0.9 million.  In accordance with FASB ASC 320-10-50, the decline in fair market value has been charged against equity on an after income tax basis.  Management has concluded these securities are not OTTI.  Any potential future loss that would be considered OTTI would negatively impact net income and regulatory capital; however, as previously noted the fair market value adjustment at September 30, 2009, has already been recorded against equity.  The note issued by CIT Group Inc. has a par value of $2 million and market value of $1.4 million as of September 30, 2009.  CIT Group is experiencing liquidity issues and its future is uncertain.  Management will continue to monitor this security which is scheduled to mature in the fourth quarter of 2009. The investment securities portfolio also includes a note issued by SLM Corporation, also know as Sallie Mae.  The cost of the note was $4 million and the current market value was $2.7 million as of September 30, 2009.  The value of the note has improved since the U.S. Government’s decision to continue to use Sallie Mae to service student loans.

As of September 30, 2009, the available for sale investment securities portfolio consists of approximately 38 percent U.S. government agency securities, 45 percent municipal securities, 6 percent mortgage-backed securities, and 11 percent corporate and trust preferred securities.

Loans and Nonperforming Assets

Loans outstanding declined approximately $38 million from December 31, 2008, to September 30, 2009.  The reduction was primarily attributable to payoffs in construction, multifamily and commercial real estate loans.  Commercial loans grew slightly compared to December 31, 2008.  Despite its interest in making loans to credit-worthy borrowers, West Bank is receiving fewer new loan requests compared to a year ago.  Therefore, no net loan growth is expected in the fourth quarter of 2009.

The following tables show a breakdown of West Bank’s three major components of its loan portfolio (construction, commercial real estate, and commercial) as of September 30, 2009.

Construction loans:

	September 30, 2009
	$	%
Land development
1-4 family	$7,876	6%
Multifamily	17,935	13%
Construction
1-4 family
Owner occupied	1,944	1%
Non-owner occupied	10,299	8%
Multifamily	9,614	7%
Industrial, commercial and other	89,423	65%
	$137,091	100%

Commercial Real Estate Loans:

	September 30, 2009
	$	%
Owner occupied	$214,474	51%
Nonowner occupied
Medical/Retirement	51,843	12%
Retail	45,602	11%
Multifamily	36,421	9%
Office	34,662	8%
Warehouse	15,969	4%
Hotel	8,191	2%
Other	13,632	3%
Total nonowner occupied	206,320	49%
	$420,794	100%

Commercial Loans:

	September 30, 2009
	$	%
Finance and insurance	$89,449	22%
Real estate and rental/leasing	51,985	13%
Manufacturing	43,212	11%
Publishing, broadcasting and information services	30,320	8%
Construction	18,477	5%
Wholesale trade	13,056	3%
Building trades	19,948	5%
Transportation and warehousing	15,492	4%
Retail	10,477	2%
Arts, entertainment and recreation	11,384	3%
Other	95,272	24%
	$399,072	100%

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items.

	September 30, 2009	December 31, 2008	Change
Nonaccrual loans	$14,455	$21,367	$(6,912)
Loans past due 90 days and still accruing interest	596	92	504
Restructured loans	16,881	7,376	9,505
Total nonperforming loans	31,932	28,835	3,097
Other real estate owned	18,089	4,352	13,737
Nonaccrual investment securities	1,735	2,575	(840)
Total nonperforming assets	$51,756	$35,762	$15,994

Nonperforming loans to total loans	3.01%	2.62%	0.39%
Nonperforming assets to total assets	3.45%	2.30%	1.15%

Total nonperforming assets have increased 44.7 percent since the end of 2008.  The balance of nonperforming loans grew during the first nine months of 2009, with the increase consisting of 1-4 family real estate and commercial (many tied to the construction industry) loan customers experiencing financial difficulties.  If the economy does not improve in the near future, it is expected that commercial customers in various retail industries could experience financial difficulties as well.  West Bank loan officers are in frequent contact with loan customers to aid in monitoring any potential problem loans.

Other real estate owned has grown to over $18 million as the resolution for some loans has taken the form of repossessing collateral.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 7 and 8 to the Financial Statements.

Deposits

Total deposits as of September 30, 2009, were approximately $1.16 billion, an increase of 0.5 percent.  All deposit categories except certificates of deposit increased during this time period.  Three factors caused certificates of deposit outstanding at September 30, 2009, to decline approximately $229 million compared to December 31, 2008.  These factors include one customer who opted to move a portion of their CDARS deposits into other investment vehicles, letting West Bank’s wholesale CDARS deposits mature, and the decision to reduce public funds.

In order to maintain and build core deposits, West Bank introduced a product called “Reward Me Checking” in April 2008.  This product, which pays a certificate of deposit-like rate if the customer performs a certain number of electronic banking transactions and agrees to receive monthly statements electronically, grew by approximately $50 million in the first nine months of 2009.  Also, West Bank is the banking partner for a savings program called SmartyPig.  SmartyPig is an internet-based savings and rewards program developed by SmartyPig, LLC, which is partially owned by WB Funding, a subsidiary of West Bank.  As of September 30, 2009, this program had gathered $172 million in deposits, including over $163 million in the first nine months of 2009.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $48.4 million at September 30, 2009, down from $93.1 million at December 31, 2008.  The reduction was principally in federal funds purchased, which consists of funds sold to West Bank by approximately 10 Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan option notes.  Long-term borrowings have not changed since December 31, 2008.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all corporate financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits, which include demand, money market, savings, and certificates of deposit.  Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $152 million as of September 30, 2009, compared with $197 million as of December 31, 2008.  West Bank has additional borrowing capacity available from the FHLB of approximately $58 million.  In addition, West Bank has $73 million in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of September 30, 2009.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at September 30, 2009.

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

The Company’s total stockholders’ equity declined to $132.4 million at September 30, 2009, from $150.1 million at December 31, 2008.  Total equity declined due to the year-to-date net loss and dividends paid.  Total stockholders' equity was 8.83 percent and 9.65 percent of total assets as of September 30, 2009, and December 31, 2008, respectively.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

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

The quantitative measures of the Company and West Bank of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets are set forth in the following table along with the minimum required ratios.  Management believes the capital levels of the Company and West Bank met all capital adequacy requirements to which they were subject at September 30, 2009.  Prompt corrective action provisions are not applicable to the Holding Company.  Management monitors the capital ratios of the Company and West Bank to ensure they stay in compliance with the well-capitalized guidelines.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$168,793	14.0%	$96,460	8.0%	n/a	n/a
West Bank	164,435	13.7	95,978	8.0	$119,973	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	153,664	12.7	48,230	4.0	n/a	n/a
West Bank	139,381	11.6	47,989	4.0	71,984	6.0

Tier I Capital (to Average Assets)
Consolidated	153,664	10.0	61,330	4.0	n/a	n/a
West Bank	139,381	9.1	61,332	4.0	76,665	5.0

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,458	13.3%	$99,383	8.0%	n/a	n/a
West Bank	161,790	13.1	99,073	8.0	$123,841	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	150,017	12.1	49,692	4.0	n/a	n/a
West Bank	136,349	11.0	49,536	4.0	74,305	6.0

Tier I Capital (to Average Assets)
Consolidated	150,017	10.3	58,244	4.0	n/a	n/a
West Bank	136,349	9.4	58,066	4.0	72,583	5.0

The goodwill impairment charge discussed earlier had a negligible impact on regulatory capital measurements.  Goodwill and other intangible assets are not included in capital or assets when calculating regulatory capital ratios.

Likewise, goodwill and other intangible assets are not considered when calculating the tangible common equity ratio.  This ratio is getting more attention from the investing community.  The Company’s tangible common equity ratio at September 30, 2009, was 6.48 percent, up from 5.91 percent at December 31, 2008.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2009, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2008.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2009 changed when compared to 2008.

Effects of New Statements of Financial Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other−Than−Temporary Impairments” (“FSP FAS 115−2/124−2”), now included in the Codification as part of FASB ASC 320-10-35.  This standard requires entities to separate an other−than−temporary impairment (OTTI) of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  The Company adopted this standard effective for the quarter ending June 30, 2009.  The Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss) by $2,622 pre-tax or $1,625 after tax, relating to the $4,739 of impairment losses recorded during 2008.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”), now included in the Codification as part of FASB ASC 820-10-35.  Under this standard, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value.  The Company adopted this standard effective for the quarter ending June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”), now included in the Codification as part of FASB ASC 270-10-05.  This standard requires disclosures about fair value of financial instruments in interim and annual financial statements.  The Company adopted this standard effective for the quarter ending June 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”), now included in the Codification as part of FASB ASC 855-10-55.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this standard effective for the quarter ending June 30, 2009.

In June 2009, the FASB issued FASB Statement No. 166 (not incorporated into the Codification yet), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (not incorporated into the Codification yet), “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The change initiated by this Statement is now included in the Codification as FASB ASC 105-10-10 and establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification TM as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).   Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the Codification does not change GAAP, except for those nonpublic nongovernmental entities that must apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now included as part of FASB ASC Topic 985.  The Company adopted FASB ASC Topic 105-10-10 effective for the quarter ending September 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In August, 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which updates ASC 820-10.  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses a.) the quoted price of an identical liability when traded as an asset, or b.) quoted prices for similar liabilities or similar liabilities when traded as assets.

2.  Another valuation technique that is consistent with the principles of Topic 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods ending after August 2009.  The Company adopted Update 2009-05 effective for the quarter ending September 30, 2009.  The adoption did not have a material impact on the Company’s disclosures.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2009.  Management does believe the current economic environment presents more than ordinary risks for the Company and its customers.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
2.1
Stock Purchase Agreement by and among Miles Capital Holdings, Inc. and West Bancorporation, Inc. and WB Capital Management Inc. dated October 1, 2009 (incorporated herein by reference to Exhibit 2.1 filed with the Form 8-K on October 6, 2009.)

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

10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002.)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002.)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002.)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002.)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002.)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002.)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002.)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002.)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002.)
10.10*	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002.)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003.)
10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004.)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005.)
10.14	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005.)
10.15*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005.)
10.16*	Employment Agreement between Investors Management Group Ltd. and Jeff Lorenzen (incorporated herein by reference to Exhibit 99 filed with the Form 8-K on February 22, 2006.)
10.17	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006.)
10.18	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007.)
10.19*	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008.)
10.20*	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008.)
10.21*	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008.)

10.22	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008.)
10.23*	Letter agreement dated July 15, 2009, between West Bancorporation, Inc. and David R. Milligan (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on July 15, 2009.)
10.24*	Separation Agreement and Release with Thomas E. Stanberry
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

October 29, 2009	By: /s/ David R. Milligan
Date	David R. Milligan
Interim Chief Executive Officer

October 29, 2009	By: /s/ Douglas R. Gulling
Date	Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
10.24	Separation Agreement and Release with Thomas E. Stanberry	44
12	Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends	47
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	48
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	49
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	50
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	51