Form 10-K
WEST BANCORPORATION INC
filed 2010-03-12
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2009

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  0-49677

WEST BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-1230603
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 22nd STREET, WEST DES MOINES, IOWA	50266
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (515) 222-2300

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $86,203,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, March 5, 2010.

17,403,882 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated by reference into Part I, Part II, and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 12, 2010, is incorporated by reference into Part II and Part III hereof to the extent indicated in such Parts.

PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

West Bancorporation, Inc. (the “Company” or “West Bancorporation”) is an Iowa corporation and financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company owns West Bank, an Iowa chartered bank headquartered in West Des Moines, Iowa.  Prior to December 31, 2009, the Company also owned WB Capital Management Inc. (“WB Capital”), a registered investment advisory firm also headquartered in West Des Moines.  WB Capital was sold as of December 31, 2009.  Accordingly, on January 1, 2010, the Company's only active subsidiary and primary business activity was West Bank.

The Company reported a loss available to common stockholders of ($16,893,000) for the year ended December 31, 2009.  This was the Company’s first ever annual loss.

On July 15, 2009, Thomas E. Stanberry resigned as Chairman, President, and Chief Executive Officer and director of the Company.  Jack G. Wahlig and Robert G. Pulver were elected Chair and Vice-Chair, respectively, of the Company’s Board of Directors on the same day.  In addition, David R. Milligan was hired as interim Chief Executive Officer of the Company and interim Chief Executive Officer of West Bank.  Mr. Milligan also became Chairman of the West Bank Board of Directors.  On March 8, 2010, the Company announced that David D. Nelson had been hired as Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of West Bank.  Mr. Nelson’s employment by the Company will commence on or about April 1, 2010.

The Company and West Bank had approximately 160 employees on December 31, 2009.

SEGMENTS AND DISCONTINUED OPERATIONS

In mid-2009 the Company decided to sell WB Capital.  On October 1, 2009, the Company entered into a definitive agreement to sell one hundred percent of the stock in WB Capital to Miles Capital Holdings, Inc.  The transaction closed on December 31.  For financial reporting purposes, the assets and liabilities of WB Capital have been reclassified as discontinued operations held for sale for periods prior to 2009.  The results of operations and cash flows of WB Capital have also been reclassified and reflected on those statements as discontinued operations for both the current and prior year periods reported.  The 2009 loss from discontinued operations was ($9,566,000), which included the recognition of goodwill impairment of $11,160,000.

WB Capital was the only activity in the Company’s previously reported investment advisory segment disclosures.  The remainder of the Company was reported in the banking segment.  Therefore, the Company is no longer disclosing segment information.  The financial statements appearing on pages 32 through 70 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated herein by reference.

WEST BANK

West Bank is a community commercial bank that was organized in 1893.  The Company was formed in 1984 to own West Bank.

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa metropolitan areas, as well as correspondent banking services to financial organizations located primarily in Iowa.  West Bank has eleven full-service offices, the newest one being an office opened in Waukee, Iowa during February 2009.

West Bank's business strategy emphasizes strong business and personal relationships between the bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank emphasizes strong cost controls while striving to achieve return on equity and net income goals.  To accomplish these goals, West Bank focuses on local market small- to medium-sized businesses that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to give the personal attention required by business owners, in addition to the credit expertise and entrepreneurial attitude to help businesses meet their financial services needs.

West Bank offers all basic types of credit to its customers including commercial, real estate, and consumer loans.  West Bank offers trust services typically found in a commercial bank with trust powers including the administration of estates, conservatorships, personal trusts, and agency accounts.  West Bank also originates residential mortgages that are primarily sold in the secondary market.  In addition, West Bank offers a full range of deposit services including checking, savings, money market accounts, and time certificates of deposit.  All of West Bank's deposit accounts are FDIC insured up to the maximum amount determined by law.

During 2007, West Bank began working with SmartyPig, LLC to develop the banking platform for an innovative internet-based savings and rewards program (www.smartypig.com).  In return for its initial development efforts and some seed capital, West Bank acquired a 20 percent ownership interest in SmartyPig, LLC.  That interest was diluted to 13 percent in 2009 due to additional investors acquiring part of the company.  As of February 28, 2010, West Bank held approximately $212 million in SmartyPig® related savings account deposits.

The total deposits of the SmartyPig® program have grown and are expected to grow significantly and, accordingly, have become a disproportionate percentage of West Bank’s deposits.  Therefore, West Bank has asked SmartyPig, LLC to move the savings accounts to a larger institution.  West Bank believes this will be accomplished in 2010, and it has sufficient liquidity to facilitate such a transfer.

The Company believes that the loss of deposits of any one customer or of a few customers, including the SmartyPig®-related deposits, would not have adverse material effects on West Bank’s operations or core deposit base.  Furthermore, the Company believes that the loss of any one or a few customers would not have a material effect on the Company.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance affiliates of auto companies, and other financial service providers.  Some of these competitors are local, while others are nationwide.  The major local commercial bank competitors include Bankers Trust Company, NA, First American Bank, Hills Bank & Trust Company, and MidWestOne Bank.  Bank of the West, a regional bank, and several nationwide banks, including Bank of America, Regions Bank, U.S. Bank, NA, and Wells Fargo Bank, NA are also competitors.  The larger banks have certain competitive advantages due to their abilities to pursue substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, for example, international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations have much higher legal lending limits than West Bank and, therefore, may be better able to service large regional, national, and global commercial customers.

In order to compete to the fullest extent possible with the other financial institutions in its primary trade area, West Bank uses the flexibility that is afforded by its local management.  This includes an emphasis on specialized services, local promotional activities, and personal contacts by West Bank’s officers, directors, and employees.  In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other personalized services.  West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, and quality products and services.

West Bank also competes with financial markets for funds.  Yields on corporate and government debt securities and commercial paper affect West Bank's ability to attract and hold deposits.  West Bank also competes for funds with money market accounts and similar investment vehicles offered by brokerage firms, mutual fund companies, internet banks, and others.

According to the FDIC’s Summary of Deposits, as of June 30, 2009, there were thirty-seven other banks and savings and loan associations operating within Polk County, Iowa, where seven of West Bank’s offices are located.  West Bank ranked fifth based on total deposits of all banking offices in Polk County.  As of June 30, 2009, there were sixteen other banks and savings and loan associations within Johnson County, Iowa, which includes Iowa City.  Three West Bank offices are located in Johnson County.  West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County.  For the entire state, West Bank ranked ninth in terms of deposit size.

SUPERVISION AND REGULATION

The Company and West Bank are subject to extensive federal and state regulation and supervision.  Regulation and supervision of financial institutions is intended primarily to protect customers and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund rather than shareholders of the Company.  The laws and regulations affecting banks and financial holding companies change regularly.  Any future change in applicable laws, regulations, or regulatory policies may have material effects on the business, operations, and prospects of the Company which can not now be fully anticipated.  Some, but not all, of the regulatory and supervisory environment in which the Company and West Bank exist are discussed below.

As a financial holding company, West Bancorporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), which subjects the Company and West Bank to supervision and examination by the Federal Reserve.  The Company files quarterly and annual reports of its operations and such additional information as the Federal Reserve may require.

Financial holding companies are permitted to engage in certain financial activities through affiliates that were previously prohibited activities for bank holding companies.  Such financial activities include securities and insurance underwriting and merchant banking.  The Company elected to become a financial holding company during 2007.  The Company’s status as a financial holding company gives it additional flexibility to engage in a broader range of financial and other activities than is permissible for non-financial bank holding companies.

A financial holding company is required to serve as a source of financial strength to its subsidiary bank(s) and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the Federal Reserve’s position that in serving as a source of strength to its subsidiary bank, a financial holding company should use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity.  It should also maintain the financial flexibility and capacity to obtain additional resources for providing assistance to its subsidiary bank.   A financial holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, a violation of the Federal Reserve’s regulations, or both.

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

On December 31, 2008, the Company sold 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock for $36 million to the United States Department of the Treasury under the Capital Purchase Program (“CPP” or “TARP”).  TARP participants are subject to various executive compensation, dividend, and corporate governance regulations.  For example, incentive compensation for covered senior executive officers is limited to one-third of total annual compensation and must be in the form of long-term restricted stock.  Severance benefits for such officers are prohibited while the preferred stock is outstanding.  The Company’s Compensation Committee has additional duties and reporting requirements during that period.

West Bank is a state-chartered bank subject to primary federal regulation and supervision by the FDIC and the Iowa Division of Banking.  The federal laws applicable to West Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans.  West Bank files quarterly reports of its operations with the Federal Financial Institutions Examination Council (“FFIEC”).

The FDIC has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe and unsound business practices.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, earnings, management compensation, and ratios of classified assets to capital.  FDICIA also contains provisions that are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of “undercapitalized banks” to borrow from the Federal Reserve’s discount window, require regulators to perform periodic on-site bank examinations, and set standards for real estate lending.

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

Beginning in November 2008, the FDIC increased the insurance coverage for customer deposit accounts up to a maximum amount of $250,000 through December 31, 2009.  The time period of the increased coverage was subsequently extended through 2013.  The FDIC adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC had authority to impose special assessments on deposits through December 31, 2009 and did so effective for the second quarter of 2009.

In November 2008, the FDIC also adopted the Temporary Liquidity Guarantee Program, (“TLGP”) which provided financial institutions with the option to participate in the ability to add unlimited FDIC coverage for noninterest-bearing transaction accounts and select interest-bearing transaction accounts.  West Bank opted to participate in this program, which costs $0.10 per $100 of qualifying deposits in excess of $250,000 through December 31, 2009, with an increase to $0.15 per $100 in 2010.  The TLGP is currently scheduled to end on June 30, 2010.

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

The Agencies must take certain “prompt corrective action” when a bank fails to meet capital requirements.  The regulations establish and define five capital levels: (1) “well-capitalized,” (2) “adequately capitalized,” (3) “undercapitalized,” (4) “significantly undercapitalized,” and (5) “critically undercapitalized.”  Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth, and other aspects of the operations of institutions that fall below the category of being “adequately capitalized.”  As of the date of this Annual Report on Form 10-K, neither the Company nor West Bank was subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.  Furthermore, as of that same date, West Bank was categorized as “well-capitalized” under regulatory prompt corrective action provisions.

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

Due to the Company’s participation in the CPP, any proposed dividend increase above the quarterly dividend amount paid in the quarter ended September 30, 2008, (i.e., $0.16 per share) is subject to the approval of the Treasury until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) became law in response to the financial market difficulties and recession that have occurred since 2006.  These statutes include a number of new corporate governance and executive compensation provisions which are applicable to the Company because of its participation in the CPP.

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

Finally, the Company is subject to regulation under the federal securities laws as administered by the Securities and Exchange Commission as well as the listing rules of the Nasdaq stock market.  Both the SEC and Nasdaq have multiple requirements for financial reporting, corporate disclosures, and corporate governance.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266.  The Company’s telephone number is (515) 222-2300 and the Internet address is www.westbankiowa.com.  Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the website as soon as reasonably practicable after the documents are filed or furnished to the SEC.  The Company's quarterly and annual reports to the Federal Reserve are available at http://www.ffiec.gov/nicpubweb/nicweb/SearchForm.aspx.  West Bank's quarterly reports of condition and income are available online at https://cdr.ffiec.gov/public/ManageFacsimiles.aspx.

ITEM 1A.  RISK FACTORS

West Bancorporation’s business is conducted almost exclusively through West Bank.  West Bank is subject to the general risks that challenge community banks.   An investment in West Bancorporation's common stock is also subject to the following specific risks.

There can be no assurances concerning whether or when West Bank will return to its historic profit levels.

West Bank has historically been a highly profitable bank, but it has recently suffered setbacks related to the difficulties in the financial and real estate sectors since 2007 and the general downturn in the economy.  Although we are working hard to once again earn substantial profits, there can be no assurances concerning whether or when West Bank will return to its historic profit levels.

There can be no assurances concerning if or when we might resume paying dividends.

Our shareholders are only entitled to receive the dividends declared by our Board of Directors.  The primary source of money to pay our dividends comes from dividends paid to West Bancorporation by West Bank.  The Company had a net loss during 2009 and dividends were not paid during the third or fourth quarters.  Although we have historically paid cash dividends on our common stock and would like to do so again when prudently possible, there can be no assurances that we will reinstate dividends at any particular future time or in any particular amount.

Our loan portfolio.

The largest component of West Bank’s income is interest received on loans.  West Bank’s loan portfolio includes a significant amount of commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank’s typical commercial borrower is a small- or medium-sized privately-owned Iowa business person or entity.  Our commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances, and repayment usually depends on the borrowers’ successful business operations.  Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus usually require refinancing or a large payoff at maturity.  When the general economy turns downward, which is currently the case, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.  Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults.  The current economic conditions in West Bank’s market areas are exerting considerable negative pressure on our existing loan customers and are limiting our ability to find credit-worthy new loan customers.

Our real estate loans expose us to increased credit risks.

A substantial portion of our loan portfolio consists of real estate-related loans, including real estate development, construction, and residential and commercial mortgage loans.  Consequently, real estate-related credit risks are a significant concern for us.  The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.  General difficulties in our real estate markets have recently contributed to increases in our nonperforming loans, charge-offs, and substantial reductions in our income.  Although we believe that the real estate markets in which we make loans are not as depressed as some in the country, we believe that real estate-related credit risks continue to be significant in our markets.

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

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These critical accounting policies relate to: (1) the allowance for loan losses, (2) determining the fair value and possible other-than-temporary impairment of investment securities available for sale, and (3) determining the valuation of foreclosed real estate properties.  Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the allowance for loan losses, the fair value of securities available for sale, the fair value of foreclosed real estate, and net income.

Various factors may cause our allowance for loan losses to increase.

Our allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses.  This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns.  In addition, general factors unique to each measurement date are considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile, and portfolio composition.  The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a short period of time.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, many of which are not within our control, may require an increase in the allowance for loan losses.  Determining the appropriate loan loss allowance is more difficult during periods of significant economic downturn.  Any increase in the allowance for loan losses will usually result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Federal and state regulation could increase our costs or have other negative effects on us.

Both West Bancorporation and West Bank are highly regulated companies.  Financial institution regulation is designed primarily to protect consumers, depositors, and the banking system as a whole, not shareholders.  We are subject to regular examinations by the Iowa Division of Banking, the Federal Deposit Insurance Company, and the Federal Reserve.  Although our companies are well-capitalized under regulatory standards and have recently returned to profitability, we have experienced substantial loan losses during the last two years.  Consequently, our regulators could impose operating limitations on us such as a pre-approval requirement for dividend payments or a prohibition of brokered deposits that could limit our business practices or otherwise increase our costs at least until we return to sustained profitability.  In addition, Congress, the Iowa legislature, and federal and state regulatory agencies are continually reviewing and changing financial institution laws, regulations, and policies.  The recent unprecedented failures of financial firms, credit market disruptions, and investor losses have caused many to call for increased financial institution regulation.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in significant, unpredictable ways.

Our participation in the Treasury's Capital Purchase Program may limit the amount of money available to pay common stock dividends.

On December 31, 2008, as part of the Capital Purchase Program (“CPP”) offered under the Emergency Economic Stabilization Act of 2008, West Bancorporation raised $36 million of capital by selling the United States Treasury 36,000 shares of preferred stock and a ten-year warrant to purchase 474,100 shares of our common stock for $11.39 per share.  The annual cash dividend that must be paid on the preferred stock is $1,800,000 through 2013 and $3,240,000 thereafter.  We intend to pay the preferred stock dividends each quarter before considering allocating any funds for payment of common stock dividends.  Therefore, our participation in the CPP may limit the amount of money available to pay common stock dividends.

Our participation in the CPP restricts our ability to increase dividends on our common stock, undertake stock repurchase programs, and compensate our key executives.

The terms of the CPP restrict our ability to increase quarterly dividends on our common stock above $0.16 per share, undertake stock repurchase programs, and pay certain types of executive compensation.  Additional restrictions may be imposed on the CPP by the Treasury or Congress at any time, and any such restrictions may apply to us retroactively.  These restrictions may have a material adverse effect on our operations, revenue and financial condition, our ability to pay dividends, or our ability to attract and retain executive talent.

Repurchase of the preferred stock sold to the Treasury could limit our ability to pay dividends in the future.

We would like to repurchase the preferred stock sold to the Treasury as soon as reasonably possible.  Funds for the stock repurchase will likely come from a combination of retained earnings and the sale of new West Bancorporation securities.  Either of these actions could negatively impact the price of our common stock and our ability to pay common stock dividends.

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

West Bancorporation and West Bank are relatively small companies and have overlapping senior management.  Our continued success depends to a significant extent upon the continued services of a relative few individuals, who generally do not have substantial backup.  The loss of services of any of our senior executive officers could cause our business to suffer, at least in the short term.  In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

We are subject to liquidity risks.

We maintain liquidity primarily through customer deposits and other short-term funding sources.  If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues.  Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity.  In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in us realizing a loss.

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

If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other-than-temporarily impaired with credit losses, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.

We analyze our investment securities quarterly to determine whether, in the opinion of management, the value of any of the securities is other-than-temporarily impaired.  To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired and credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted.  Generally, a fixed income security is determined to be other-than-temporarily impaired when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment.  In addition to credit losses, losses are recognized for a security having an unrealized loss if the Company has the intent to sell the security or if it is more-likely-than-not the Company will be required to sell the security before collection of the principal amount.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Commission staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 18,600 square feet in the building and pays annual rent of approximately $425,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  West Bank also leases bank buildings and space for eight other locations.  These offices are full-service locations, with drive-up facilities and automated teller machines, except an office in Coralville, which does not have a drive-up.  Annual lease payments for these eight offices total approximately $905,000.  West Bank owns two full-service banking locations in Iowa City.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor West Bank are parties to any material pending legal proceedings, other than ordinary litigation incidental to West Bank’s business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies’ property.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and common stock dividends declared for each quarter in 2009 and 2008.  The market quotations, reported by Nasdaq, do not include retail markup, markdown, or commissions.

Market and Dividend Information	High	Low	Dividends
2009
1st quarter	$12.40	$4.36	$0.08
2nd quarter	9.50	5.00	0.01
3rd quarter	6.38	4.61	-
4th quarter	5.50	4.28	-

2008
1st quarter	$14.43	$11.71	$0.16
2nd quarter	13.48	8.63	0.16
3rd quarter	16.21	7.30	0.16
4th quarter	13.50	8.67	0.16

There were 247 holders of record of the Company’s common stock as of March 1, 2010, and an estimated 1,100 additional beneficial holders whose stock was held in street name by brokerage houses.  The closing price of the Company’s common stock was $5.30 on March 1, 2010.

Dividends to common shareholders in 2009 and 2008 were $0.09 and $0.64 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company

The ability of West Bank to pay dividends is governed by various statutes.  West Bank, as a state bank, is restricted to paying dividends only out of undivided profits.  These statutes provide that no bank shall declare or pay any dividends in an amount greater than its retained earnings, without approval from governing regulatory bodies.  In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of any and all dividends until the bank complies with all requirements that may be imposed by such authorities.

Any proposed dividend increase above the $0.16 quarterly dividend paid by the Company in the quarter ended September 30, 2008, is subject to the approval of the Treasury until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

The stock performance graph appearing on page 30 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information appearing on page 3 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing on pages 4 through 31 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing on pages 28 and 29 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing on pages 32 through 70 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, is incorporated herein by reference.

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

Management’s annual report on internal control over financial reporting appears on page 34 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

The audit report of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting appears on page 33 of the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The registrant has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth summary information about the directors, director nominees, and executive officers of the Company.

Name	Age	Position with Company or West Bank

Frank W. Berlin	64	Director of Company and West Bank
Thomas A. Carlstrom	64	Director of Company and West Bank
Joyce A. Chapman	65	Director of Company and West Bank
Orville E. Crowley	83	Director of Company
Douglas R. Gulling	56	Director, Executive Vice President, and Chief Financial Officer of Company; Director and Chief Financial Officer of West Bank
Kaye R. Lozier	64	Director of Company and West Bank
David R. Milligan	62	Director and Chief Executive Officer of Company; Chairman and Chief Executive Officer of West Bank
George D. Milligan	53	Director of Company and West Bank
David D. Nelson	49	Director Nominee
James W. Noyce	54	Director of Company and West Bank
Robert G. Pulver	62	Director of Company and West Bank
Jack G. Wahlig	77	Chairman of Company; Director of West Bank
Connie Wimer	77	Director of Company and West Bank
Brad L. Winterbottom	53	Director and Executive Vice President of Company; Director and President of West Bank

Before April 16, 2009 (date of the last annual shareholders meeting), the Board of Directors was comprised of eight members.  Between April 16, 2009, and July 15, 2009, when Thomas E. Stanberry resigned from the Board, there were thirteen directors.  On July 29, 2009, James W. Noyce was elected as a director.  The Board is currently comprised of thirteen directors.  Subsequent to the April 29, 2010, annual meeting of shareholders, the Company expects that the Board will have fourteen members and that a majority of the directors will continue to be “independent” as defined by Nasdaq Listing Rule 5605(a)(2).  Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders after their election and until their successor shall be elected and shall qualify or until their earlier resignation, removal from office, death, or incapacity.  The shareholders may at any time remove any director, with or without cause, if, at a shareholders meeting called for the purpose of removing a director, the number of votes cast to remove a director exceeds the number of votes cast not to remove the director.  The executive officers of the Company are elected on an annual basis by the Board.  An executive officer may be removed by the Board whenever in its judgment the best interests of the Company will be served thereby.

The principal occupation or business and experience of the directors, director nominees, and executive officers of the Company and West Bank for the past five years are set forth below:

FRANK W. BERLIN is President of Frank W. Berlin & Associates, a West Des Moines company specializing in employee benefits.  Mr. Berlin has served as a director of the Company and West Bank since 1995.  He has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.  He also has extensive knowledge and experience with executive compensation programs.

THOMAS A. CARLSTROM is a neurosurgeon in private practice in Des Moines, Iowa.  Dr. Carlstrom is a member of West Bank’s Board of Directors (since 1996) and is a director of the Company (since 2009).  He has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.

JOYCE A. CHAPMAN is a member of West Bank’s Board of Directors (since 1975) and the Company’s Board of Directors (since 2009).  Ms. Chapman served as an officer of West Bank from 1971 until she retired as Executive Vice President in 2006.  During her career at West Bank, she served in a variety of capacities, covering virtually all aspects of bank administration and operations.  Ms. Chapman is also a board member of the public company American Equity Investment Life Holding Company.  She has extensive knowledge and experience with bank regulation as well as practices and procedures.  She also has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.

ORVILLE E. CROWLEY is President and Chief Operating Officer of Linden Lane Farms Company, a family farm corporation in Madison and Warren counties in Iowa.  Mr. Crowley has been a director of the Company since 1984.  He also serves as an emeritus member of the West Bank board of directors and was a board member for 23 years.  Mr. Crowley is a former owner and President of Ringland-Johnson-Crowley Company, a general contractor.  He has considerable knowledge of the real estate development businesses that are substantial sources of loan business for West Bank.

DOUGLAS R. GULLING is Executive Vice President (since 2004) and Chief Financial Officer (since 2001) of the Company.  He also serves as a board member (since 2005) and Chief Financial Officer (since 2002) of West Bank.  Mr. Gulling is a member of the Company’s Board of Directors (since 2009).  Mr. Gulling is a Certified Public Accountant (inactive) and has been employed in the banking industry since 1979.

KAYE R. LOZIER is Director of Donor Relations of the Community Foundation of Greater Des Moines.  Ms. Lozier is a member of West Bank’s Board of Directors (since 2005) and is a director of the Company (since 2009).  She is also actively involved in the Des Moines area, serving as chair for the Enterprise Zone Commission.  She has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.

DAVID R. MILLIGAN is interim Chief Executive Officer (since July 2009) of the Company and of West Bank.  Mr. Milligan is also interim Chairman of West Bank’s Board of Directors (since 2009) and has been a member of that board since 2000.  Mr. Milligan is a member of the Company’s Board of Directors (since 2009).  Mr. Milligan joined West Bank in 1980 and served in various capacities including General Counsel.  He retired as Executive Vice President of the Company, and as Chairman and Chief Executive Officer of West Bank on December 31, 2004.  He served as a director of the Company from 2002 through 2004, and as Vice Chairman of West Bank until December 2006.  He was a self-employed attorney and “Of Counsel” with Ahlers & Cooney, P.C. of Des Moines, Iowa from March 2007 through February 2009.  Mr. Milligan resumed part-time employment with the Company in February 2009 and full-time employment in May 2009.  He was a senior executive officer of the Company and West Bank during much of their most profitable times.  He has extensive knowledge of bank regulatory matters and loan portfolio management.

GEORGE D. MILLIGAN is President of The Graham Group, Inc., a Des Moines, Iowa-based real estate development and investment company.  Mr. Milligan has served as a director of the Company since 2005 and West Bank since 1994.  He has extensive knowledge of commercial real estate financing and underwriting, and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company  He is also a board member of the public company United Fire & Casualty Company.

DAVID D. NELSON has been hired as the Company’s new Chief Executive Officer and President effective on or about April 1, 2010.  Mr. Nelson has more than 25 years experience in commercial banking.  He most recently has been President, Southeast Minnesota Business Banking and President, Wells Fargo Bank Rochester in Rochester, Minnesota.  He has strong backgrounds in customer relationship building, credit, and leadership development.

JAMES W. NOYCE is the Major Gifts Officer for Drake University Athletics.  Mr. Noyce has served as a director of the Company and West Bank since July 2009.  He has nearly three decades of experience in the financial services industry, most recently as Chief Executive Officer of FBL Financial Group, Inc. and Farm Bureau Financial Services Companies from January 2007 through April 2009, and Chief Financial Officer from January 1996 through December 2006.  Prior to that, Mr. Noyce held various positions with FBL Financial Group, Inc. and Farm Bureau Financial Services Companies, including Controller and Vice President.  He served on the Advisory Committee to Farm Bureau Bank for approximately seven years until May 2009.  Mr. Noyce is also a board member of the public company United Fire & Casualty Company.  He is an audit committee financial expert and is expected to become chair of the Audit Committee should Mr. Wahlig choose not to continue in that role.  Mr. Noyce is a Certified Public Accountant (inactive), a Fellow of the Casualty Actuarial Society, and an Associate of the Society of Actuaries.

ROBERT G. PULVER is President and Chief Executive Officer of All-State Industries, Inc., an industrial rubber products manufacturer, which he has operated for 34 years.  Mr. Pulver has been a director of the Company since 1984 and West Bank since 1982.  He has also served as Vice Chairman of the Company’s Board since July 2009.  He is also a board member of the public company The Summit Group.  He has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.

JACK G. WAHLIG is President of Integrus Financial, L.C., a financial consulting company.  Mr. Wahlig has been a director of the Company since 2001 and West Bank since 1997.  Mr. Wahlig has served as Chairman of the Board since July 2009.  Mr. Wahlig retired in 1995 as the national managing partner of the public accounting firm of McGladrey & Pullen, LLP, after a 41-year career.  He is an audit committee financial expert.  He has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.

CONNIE WIMER is Chairman and former owner/publisher of Business Publications Corporation.  She is also a former owner and President of Iowa Title Company.  She has been a director of the Company and West Bank since 1985.  She has extensive knowledge of and familiarity with the Central Iowa business and investing communities, which are target constituencies of the Company.

BRAD L. WINTERBOTTOM is Executive Vice President of the Company (since 2006) and director and President (since 2000) of West Bank.  Mr. Winterbottom is a member of the Company’s Board of Directors (since 2009).  He joined West Bank in 1992 and has served as an executive and policy maker since 1998.  He has extensive experience in commercial lending and loan portfolio administration and knowledge of the Central Iowa business community. Mr. Winterbottom has been employed in the banking industry since 1981.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company reports that it knows of no Section 16(a) reports that were not filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers, and employees, including the chief executive officer, executive vice president and chief financial officer, and vice president and controller.  A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company’s website at www.westbankiowa.com.  The most recent amendments to the Code of Conduct were authorized by the Board of Directors in February 2010.  The amended Code of Conduct has been posted on the Company’s website and the Company intends to satisfy its disclosure requirement under Item 5.05 of Form 8-K by this reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 19 in the Company’s definitive Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Jack G. Wahlig, George D. Milligan, James W. Noyce, and Connie Wimer.  The Board of Directors has determined that Messrs. Wahlig and Noyce are audit committee financial experts.  All members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402, Item 407 (e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 9, 10, and 14 through 18 in the Company’s definitive Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found at pages 13 and 14 in the Company’s definitive Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this matter as required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 7 through 10 and 19 in the Company’s definitive Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at page 18 in the Company’s definitive Proxy Statement, which was filed on March 12, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1. Financial Statements
Financial statements, as listed, are incorporated by reference to the Company’s Appendix to the Proxy Statement, which was filed on March 12, 2010.

2. Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits (not covered by independent registered public accounting firms’ reports)

2.1
Stock Purchase Agreement by and among Miles Capital Holdings, Inc. and West Bancorporation, Inc. and WB Capital Management Inc. dated October 1, 2009 (incorporated herein by reference to Exhibit 2.1 filed with the Form 8-K on October 6, 2009)

3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Form 10 on March 11, 2002)
3.2
Articles of Amendment to the Restated Articles of Incorporation filed with the Iowa Secretary of State on December 24, 2008 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on December 31, 2008)

3.3
Articles of Amendment to the Restated Articles of Incorporation filed with the Iowa Secretary of State on December 24, 2008, designating the terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.2 filed with the Form 8-K on December 31, 2008)

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
4.1	Warrant for Purchase of Shares of Common Stock (incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on December 31, 2008)
4.2
Letter Agreement, dated December 31, 2008, between the Company and the UST, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on December 31, 2008)

10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002)
10.10*	Employment Contract (incorporated herein by reference to Exhibit 10.10 filed with the Form 10 on March 11, 2002)
10.11	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003)
10.12	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004)
10.13	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.14	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005)
10.15*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005)
10.16	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006)
10.17	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.18*	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008)
10.19*	Employment Agreement with Douglas R. Gulling (incorporated herein by reference to Exhibit 10.25 filed with the Form 8-K on May 23, 2008)
10.20*	Employment Agreement with Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.26 filed with the Form 8-K on May 23, 2008)

10.21	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008)
10.22*	Letter agreement dated July 15, 2009, between West Bancorporation, Inc. and David R. Milligan (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on July 15, 2009)
10.23*	Separation Agreement and Release with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 10-Q on October 29, 2009)
10.24*	Agreement dated March 5, 2010 between West Bancorporation, Inc, and David D. Nelson (incorporated by reference to Exhibit 10.1 filed with the Form 8-K on March 8, 2010)
12	Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
13	The Appendix to the Proxy Statement for West Bancorporation, Inc. for the 2009 calendar year (incorporated herein by reference to the definitive proxy statement 14A filed on March 12, 2010)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended
99.2	Certification of Chief Financial Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended
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

WEST BANCORPORATION, INC.
(Registrant)

March 12, 2010	By:	/s/ David R. Milligan
David R. Milligan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2010	By:	/s/ David R. Milligan
David R. Milligan
Chief Executive Officer and Director
(Principal Executive Officer)

March 12, 2010	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Director and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 12, 2010	By:	/s/ Marie I. Roberts
Marie I. Roberts
Vice President and Controller

BOARD OF DIRECTORS

March 12, 2010	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 12, 2010	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 12, 2010	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 12, 2010	By:	/s/ Orville E. Crowley
Orville E. Crowley

March 12, 2010	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 12, 2010	By:	/s/ George D. Milligan
George D. Milligan

March 12, 2010	By:	/s/ James W. Noyce
James W. Noyce

March 12, 2010	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 12, 2010	By:	/s/ Jack G. Wahlig
Jack G. Wahlig

March 12, 2010	By:	/s/ Connie Wimer
Connie Wimer

March 12, 2010	By:	/s/ Brad L. Winterbottom
Brad L. Winterbottom

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends	23
21	Subsidiaries	24
23	Consent of Independent Registered Public Accounting Firm	25
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	26
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	27
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29
99.1	Certification of Chief Executive Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended	30
99.2	Certification of Chief Financial Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended	32