Form 10-Q
period 2010-03-31
WEST BANCORPORATION INC
filed 2010-04-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes  ☐                      No  ☒

As of April 28, 2010, there were 17,403,882 shares of common stock, no par value outstanding.

WEST BANCORPORATION, INC.

Index

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$26,786	$27,923
Federal funds sold and other short-term investments	269,625	103,572
Cash and cash equivalents	296,411	131,495
Securities available for sale	320,660	340,478
Federal Home Loan Bank stock, at cost	10,191	10,791
Loans held for sale	1,381	332
Loans	992,101	1,020,710
Allowance for loan losses	(20,273)	(19,126)
Loans, net	971,828	1,001,584
Premises and equipment, net	5,392	5,290
Accrued interest receivable	6,255	5,502
Bank-owned life insurance	25,618	25,400
Other real estate owned	26,974	25,350
Deferred tax assets	11,929	12,823
Other assets	14,686	16,009
Total assets	$1,691,325	$1,575,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$220,019	$206,412
Interest-bearing demand	162,790	162,305
Savings	576,090	442,137
Time of $100,000 or more	275,298	271,145
Other time	121,757	164,618
Total deposits	1,355,954	1,246,617

Federal funds purchased and securities sold under agreements to repurchase	64,385	40,342
Other short-term borrowings	2,081	2,553
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	125,000
Accrued expenses and other liabilities	6,312	6,864
Total liabilities	1,554,351	1,441,995

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	34,143	34,024
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares issued and outstanding at March 31, 2010 and December 31, 2009	3,000	3,000
Additional paid-in capital	34,387	34,387
Retained earnings	68,729	65,959
Accumulated other comprehensive (loss)	(3,285)	(4,311)
Total stockholders' equity	136,974	133,059
Total liabilities and stockholders' equity	$1,691,325	$1,575,054

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Interest income:
Loans, including fees	$13,706	$15,022
Securities:
U.S. Treasury, government agencies and corporations	745	612
States and political subdivisions	889	1,100
Corporate notes and other investments	342	125
Federal funds sold and other short-term investments	147	103
Total interest income	15,829	16,962
Interest expense:
Demand deposits	596	477
Savings deposits	1,541	384
Time deposits	1,903	4,404
Federal funds purchased and securities sold under agreements to repurchase	56	91
Subordinated notes	363	363
Long-term borrowings	1,236	1,306
Total interest expense	5,695	7,025
Net interest income	10,134	9,937
Provision for loan losses	2,000	3,500
Net interest income after provision for loan losses	8,134	6,437
Noninterest income:
Service charges on deposit accounts	838	969
Trust services	208	180
Gains and fees on sales of residential mortgages	187	298
Increase in cash value of bank-owned life insurance	218	182
Gain from bank-owned life insurance	-	840
Other income	821	504
Total noninterest income	2,272	2,973
Investment securities gains (losses), net:
Total other-than-temporary impairment losses	-	(1,415)
Portion of loss recognized in other comprehensive income (loss) before taxes	-	-
Net impairment losses recognized in earnings	-	(1,415)
Realized securities gains, net	46	1,453
Investment securities gains, net	46	38
Noninterest expense:
Salaries and employee benefits	2,592	2,727
Occupancy	801	815
Data processing	433	410
FDIC insurance expense	562	453
Other expenses	1,608	1,689
Total noninterest expense	5,996	6,094
Income before income taxes	4,456	3,354
Income taxes	1,117	417
Income from continuing operations	3,339	2,937

(Continued on next page)

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations (continued)
(unaudited)
	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Discontinued operations:
Income from discontinued operations before income taxes	-	7
Income taxes	-	3
Income from discontinued operations	-	4
Net income	3,339	2,941
Preferred stock dividends and accretion of discount	(569)	(567)
Net income available to common stockholders	$2,770	$2,374

Earnings per common share:
Basic and diluted earnings per common share from continuing operations	$0.16	$0.14
Basic and diluted earnings per common share from discontinued operations	$-	$-
Basic and diluted earnings per common share	$0.16	$0.14
Cash dividends per common share	$-	$0.08

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Net income	$3,339	$2,941
Other comprehensive income:
Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gains arising during the period	19	-
Loss recognized in earnings	-	-
Net unrealized gains on securities with other-than-temporary impairment before tax benefit	19	-
Tax expense	(7)	-
Net unrealized gains on securities with other-than-temporary impairment, net of tax in other comprehensive income	12	-
Other securities:
Unrealized holding gains arising during the period	1,682	404
Realized net (gains) recognized into net income	(46)	(1,453)
Realized impairment losses reclassified into net income	-	1,415
Net unrealized gains on other securities before tax (expense) benefit	1,636	366
Tax expense	(622)	(139)
Net unrealized gains on other securities, net of tax in other comprehensive income	1,014	227
Other comprehensive income	$4,365	$3,168

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2009	$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Net income	-	-	-	2,941	-	2,941
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	-	-	-	-	227	227
Preferred stock discount accretion	117	-	-	(117)	-	-
Preferred stock issuance costs	-	-	(63)	-	-	(63)
Cash dividends declared, $0.08 per common share	-	-	-	(1,392)	-	(1,392)
Preferred stock dividends declared	-	-	-	(450)	-	(450)
Balance, March 31, 2009	$33,665	$3,000	$34,389	$83,775	$(3,503)	$151,326

Balance, January 1, 2010	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	-	-	-	3,339	-	3,339
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	-	-	-	-	1,026	1,026
Preferred stock discount accretion	119	-	-	(119)	-	-
Preferred stock dividends declared	-	-	-	(450)	-	(450)
Balance, March 31, 2010	$34,143	$3,000	$34,387	$68,729	$(3,285)	$136,974

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three months ended March 31,
(in thousands)	2010	2009
Cash Flows from Operating Activities:
Net income	$3,339	$2,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	3,500
Net amortization and accretion	235	134
(Gain) loss on disposition of premises and equipment	(5)	1
Securities gains, net	(46)	(1,453)
Investment securities impairment losses	-	1,415
Proceeds from sales of loans held for sale	10,463	19,762
Originations of loans held for sale	(11,512)	(19,727)
Gain from bank-owned life insurance	-	(840)
Increase in value of bank-owned life insurance	(218)	(182)
Depreciation	150	167
Deferred income taxes	265	(1,373)
Other	-	(4)
Change in assets and liabilities:
Increase in accrued interest receivable	(753)	(454)
Decrease in other assets	1,283	675
(Decrease) increase in accrued expenses and other liabilities	(552)	1,610
Net cash provided by operating activities - continuing operations	4,649	6,172
Net cash provided by operating activities - discontinued operations	-	51
Net cash provided by operating activities	4,649	6,223
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	71,416	65,971
Purchases of securities available for sale	(50,092)	(59,802)
Purchases of Federal Home Loan Bank stock	(224)	(804)
Proceeds from redemption of Federal Home Loan Bank stock	824	-
Net decrease (increase) in loans	21,812	(23,675)
Net proceeds from the sale of other real estate owned	4,320	2,161
Proceeds from sales of premises and equipment	5	-
Purchases of premises and equipment	(252)	(543)
Proceeds of principal and earnings from bank-owned life insurance	-	1,493
Net cash provided by (used in) investing activities - continuing operations	47,809	(15,199)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	47,809	(15,199)
Cash Flows from Financing Activities:
Net increase in deposits	109,337	39,091
Net increase in federal funds purchased and securities sold under agreements to repurchase	24,043	16,967
Net decrease in other short-term borrowings	(472)	(195)
Principal payments on long-term borrowings	(20,000)	-
Common stock cash dividends	-	(1,392)
Preferred stock dividends paid	(450)	(225)
Preferred stock issuance costs	-	(63)
Net cash provided by financing activities - continuing operations	112,458	54,183
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	112,458	54,183

(Continued on next page)

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(unaudited)
	Three months ended March 31,
(in thousands)	2010	2009
Net increase in cash and cash equivalents	164,916	45,207
Cash and Cash Equivalents:
Beginning	131,495	196,969
Ending	$296,411	$242,176

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,831	$6,720
Income taxes	-	190
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,944	$1,069

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three months ended March 31, 2010 and 2009, and the consolidated balance sheets as of March 31, 2010, and December 31, 2009, include the accounts of West Bancorporation, Inc. (the Company), West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in a partnership), and West Bank’s 99.99 percent owned subsidiary, ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with generally accepted accounting principles (GAAP), West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.  Accordingly, certain items in the prior period financial statements were reclassified to be consistent with the classifications used in the March 31, 2010, financial statements.  The reclassifications had no effect on net income or stockholders’ equity.  See Note 4 for additional details.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2010, and the results of operations, and cash flows for the three months ended March 31, 2010 and 2009.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.  Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with GAAP established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other-than-temporary impairment (OTTI), the valuation of other real estate owned, and the allowance for loan losses.

3.  Current Accounting Developments

In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance is included in the Codification as ASC 860.  The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company’s financial position or statement of operations.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is included in the Codification as part of ASC 810.  The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company’s financial position or statement of operations.

Index

4.  Discontinued Operations

A former subsidiary, WB Capital, was sold effective December 31, 2009.  The results of operations and cash flows of WB Capital have been reflected on those statements as discontinued operations for the prior year periods reported.

The results of discontinued operations consist of the following for the period shown:

Three Months Ended
March 31, 2009
Revenue from discontinued operations:
Interest income	$-
Interest expense	-
Net interest income	-
Noninterest income	1,459
Noninterest expense	1,452
Income from discontinued operations before income taxes	7
Income taxes	3
Income from discontinued operations	$4

WB Capital was the only activity in the Company’s previously reported investment advisory segment disclosures.  The remainder of the Company was reported in the banking segment.  Therefore, the Company is no longer disclosing segment information.

5.  Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and OTTI of available for sale investment securities, the valuation of other real estate owned, and the allowance for loan losses.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  The Company evaluates its debt securities for OTTI on an ongoing basis for those securities with a fair value below amortized cost.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s lack of intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Any portion of such a decline in value associated with credit loss is recognized in earnings as an impairment loss with the remaining noncredit-related component being recognized in accumulated other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”  In addition to credit losses, losses are recognized for a security having an unrealized loss if the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before collection of the principal amount.

Other real estate owned includes real estate properties acquired through or in lieu of foreclosure.  They are initially recorded at fair value less estimated selling costs.  After foreclosure, valuations are periodically performed by management during the holding period by obtaining updated appraisals or other market information.  Any subsequent write-downs are recorded as a charge to operations.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans, and other factors.  Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.  To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Index

6.  Securities Available for Sale

For securities available for sale, the following table shows the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive (loss), and estimated fair value by security type as of March 31, 2010, and December 31, 2009.  Included in gross unrealized losses as of March 31, 2010, is an OTTI loss of $3,436 relating to a pooled trust preferred security, which represents the noncredit-related portion of the overall impairment.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$175,772	$224	$(211)	$175,785
State and political subdivisions	84,046	934	(1,279)	83,701
Mortgage-backed securities (1)	50,428	257	(112)	50,573
Trust preferred securities	6,929	-	(4,730)	2,199
Corporate notes and other investments	8,784	25	(407)	8,402
	$325,959	$1,440	$(6,739)	$320,660

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$177,940	$190	$(240)	$177,890
State and political subdivisions	88,831	823	(1,719)	87,935
Mortgage-backed securities (1)	64,897	141	(460)	64,578
Trust preferred securities	6,926	-	(4,859)	2,067
Corporate notes and other investments	8,839	28	(859)	8,008
	$347,433	$1,182	$(8,137)	$340,478

(1)	All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $160,203 and $170,211 as of March 31, 2010, and December 31, 2009, respectively, were pledged as collateral on the securities sold under agreements to repurchase, other short-term borrowings, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping on behalf of the Company.

The amortized cost and fair value of securities available for sale as of March 31, 2010, are shown by contractual maturity in the following table.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$24,516	$24,581
Due after one year through five years	150,199	149,811
Due after five years through ten years	52,336	52,528
Due after ten years	48,480	43,167
	275,531	270,087
Mortgage-backed securities	50,428	50,573
	$325,959	$320,660

Index

Realized gains and losses on sales of securities available for sale are computed on a specific identification basis and are based on amortized cost.  The details of the sales of securities are summarized in the following table:

	Three months ended March 31,
	2010	2009
Proceeds from sales	$15,450	$54,343
Gross gains on sales	46	1,453
Gross losses on sales	-	-

See Note 5 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2010, and December 31, 2009.  The table includes one trust preferred security for which a portion of an OTTI has been recognized in other comprehensive income.

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and corporations	$89,808	$(211)	$-	$-	$89,808	$(211)
State and political subdivisions	26,112	(822)	9,436	(457)	35,548	(1,279)
Mortgage-backed securities	39,405	(112)	-	-	39,405	(112)
Trust preferred securities	-	-	2,199	(4,730)	2,199	(4,730)
Corporate notes and other investments	-	-	3,580	(407)	3,580	(407)
	$155,325	$(1,145)	$15,215	$(5,594)	$170,540	$(6,739)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and corporations	$42,535	$(240)	$-	$-	$42,535	$(240)
State and political subdivisions	31,433	(1,159)	11,652	(560)	43,085	(1,719)
Mortgage-backed securities	47,644	(460)	-	-	47,644	(460)
Trust preferred securities	-	-	2,067	(4,859)	2,067	(4,859)
Corporate notes and other investments	-	-	3,128	(859)	3,128	(859)
	$121,612	$(1,859)	$16,847	$(6,278)	$138,459	$(8,137)

As of March 31, 2010, the available for sale investment portfolio included 19 municipal securities, 3 trust preferred securities, and 1 corporate note with current unrealized losses that have existed for longer than one year.

The Company’s unrealized losses on investments in state and political subdivisions are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at March 31, 2010.

The unrealized losses in two single-issuer trust preferred securities totaling $1,294 are due to reduced demand for these securities, and interest rate fluctuations and illiquid markets, not estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider these investments to be OTTI at March 31, 2010.

Index

As of March 31, 2010, the Company had one pooled trust preferred security it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on the consulting firm’s findings, management determined the security had an estimated market value of $1,155 which resulted in $3,436 of total impairment.  To determine any credit loss on this security for the quarter, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flows of the security.  In addition, the consulting firm assumed no prepayments of the underlying debt.  If the net present value of the cash flows was less than the cost basis of the security, the difference would have been considered credit-related and recorded through earnings.  Based on the consulting firm’s findings and this calculation, no additional impairment was recorded and no additional credit loss was recognized in 2010 first quarter earnings.  The unrealized loss of $3,436 is reflected in accumulated other comprehensive (loss), net of taxes of $1,306.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The Company’s unrealized loss on an investment in one corporate bond is due to market conditions, not estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider this investment to be OTTI at March 31, 2010.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through March 31, 2010:

Three Months Ended March 31, 2010
Balance at beginning of period	$310
Current period credit loss recognized in earnings	-
Reductions for securities sold during the period	-
Reductions for securities where there is an intent to sell or requirement to sell	-
Reductions for increases in cash flows expected to be collected	-
Balance as of March 31, 2010	$310

The components of accumulated other comprehensive (loss), presented net of taxes, are shown in the following table:

	March 31, 2010	December 31, 2009
Accumulated other comprehensive (loss):
Unrealized (losses) on available for sale securities for which a portion of other-than-temporary impairment has been recorded in earnings, net of tax of $1,306 and $1,313, respectively	$(2,130)	$(2,142)
Unrealized (losses) on available for sale securities which are not other-than-temporarily impaired, net of tax of $708 and $1,330, respectively	(1,155)	(2,169)
	$(3,285)	$(4,311)

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

	March 31, 2010	December 31, 2009
Impaired loans without an allowance	$20,432	$16,809
Impaired loans with an allowance	22,674	24,745
Total impaired loans	$43,106	$41,554
Allowance for loan losses related to impaired loans	$4,782	$4,935

Index

The following table reconciles the balance of nonaccrual loans with impaired loans carried at fair value as of the dates shown.

	March 31, 2010	December 31, 2009
Nonaccrual loans	$11,450	$12,350
Restructured loans	16,554	12,817
Other impaired loans still accruing interest	15,102	16,387
Total impaired loans	$43,106	$41,554

Changes in the allowance for loan losses were as follows for the periods shown below:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$19,126	$15,441
Charge-offs	(1,022)	(1,187)
Recoveries	169	261
Net charge-offs	(853)	(926)
Provision charged to operations	2,000	3,500
Balance at end of period	$20,273	$18,015

8.  Fair Value Measurements

Accounting guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system, and expands disclosures about fair value measurement.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business.

The Company’s balance sheet contains securities available for sale that are recorded at fair value on a recurring basis.  The three-level valuation hierarchy for disclosure of fair value is as follows:

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

Index

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2010 and December 31, 2009:

	March 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$175,785	$-	$175,785	$-
State and political subdivisions	83,701	-	83,701	-
Mortgage-backed securities	50,573	-	50,573	-
Trust preferred securities	2,199	-	1,044	1,155
Corporate notes and other investments	8,402	-	8,402	-
Total	$320,660	$-	$319,505	$1,155

	December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$177,890	$-	$177,890	$-
State and political subdivisions	87,935	-	87,935	-
Mortgage-backed securities	64,578	-	64,578	-
Trust preferred securities	2,067	-	931	1,136
Corporate notes and other investments	8,008	-	8,008	-
Total	$340,478	$-	$339,342	$1,136

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Securities Available for Sale
Beginning balance	$1,136
Transfer into level 3	-
Total gains or (losses):
Included in earnings	-
Included in other comprehensive income	19
Principal payments	-
Ending balance	$1,155

The table above includes one pooled trust preferred security.  Market pricing for this security varies widely from one pricing service to another based on a lack of trading so it was considered to no longer have readily observable market data.  The fair value as of March 31, 2010, was determined by discounting the expected cash flows over the life of the security.  The discount rate included an estimate for illiquidity, credit risk, and the time value of money.  No additional credit loss was recognized during the quarter ended March 31, 2010.

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the valuation hierarchy as of March 31, 2010, and December 31, 2009:

	March 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$17,892	$-	$-	$17,892
Other real estate owned	26,974	-	-	26,974
Total	$44,866	$-	$-	$44,866

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$19,810	$-	$-	$19,810
Other real estate owned	25,350	-	-	25,350
Total	$45,160	$-	$-	$45,160

Loans in the table above consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans, which are classified as Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and fair value is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property, less estimated disposal costs, and is classified as a Level 3 in the fair value hierarchy.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below:

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

Loans:  The fair values of loans are estimated using discounted cash flow analysis based on observable market interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Deposits:  The carrying amounts for demand and savings deposits, which represent the amounts payable on demand, approximate their fair values.  The fair values for fixed-rate and variable-rate certificates of deposit are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered on certificates with similar terms.

Accrued interest receivable and payable:  The fair values of both accrued interest receivable and payable approximate their carrying amounts.

Index

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and certain other short-term borrowings approximate their fair values.  The fair values of long-term borrowings including subordinated notes and Federal Home Loan Bank (FHLB) advances are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The carrying amounts and approximate fair values are as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$26,786	$26,786	$27,923	$27,923
Federal funds sold and other short-term investments	269,625	269,625	103,572	103,572
Securities available for sale	320,660	320,660	340,478	340,478
Federal Home Loan Bank stock	10,191	10,191	10,791	10,791
Loans held for sale	1,381	1,386	332	332
Loans, net	971,828	974,561	1,001,584	1,006,217
Accrued interest receivable	6,255	6,255	5,502	5,502
Financial liabilities:
Deposits	1,355,954	1,359,366	1,246,617	1,250,163
Federal funds purchased and securities sold under agreements to repurchase	64,385	64,385	40,342	40,342
Other short-term borrowings	2,081	2,081	2,553	2,553
Accrued interest payable	1,620	1,620	1,756	1,756
Subordinated notes	20,619	14,362	20,619	14,387
FHLB advances	105,000	104,147	125,000	122,177
Off-balance-sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

Index

9.  Earnings per Common Share

Basic earnings per common share from continuing and discontinued operations are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  Diluted earnings per common share from continuing and discontinued operations reflect the potential dilution that could occur if the Company’s outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2010 and 2009, is presented below.

	Three Months Ended March 31,
	2010	2009
Income from continuing operations	$3,339	$2,937
Income from discontinued operations	-	4
Net income	3,339	2,941
Preferred stock dividends	(450)	(450)
Preferred stock discount accretion	(119)	(117)
Net income available to common stockholders	$2,770	$2,374

Weighted average common shares outstanding	17,404	17,404
Common stock warrant*	-	-
Diluted weighted average common shares outstanding	17,404	17,404

Basic earnings per common share from continuing operations	$0.16	$0.14
Basic earnings per common share from discontinued operations	$-	$-
Basic earnings per common share	$0.16	$0.14

Diluted earnings per common share from continuing operations	$0.16	$0.14
Diluted earnings per common share from discontinued operations	$-	$-
Diluted earnings per common share	$0.16	$0.14

*The average closing price of the Company’s common stock for the three months ended March 31, 2010 and 2009, was $5.38 and $8.33, respectively.  This was less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

10.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of March 31, 2010, and December 31, 2009:

	March 31, 2010	December 31, 2009
Allowance for loan losses	$7,704	$7,268
Intangibles	2,454	2,517
Net unrealized losses on securities available for sale	2,014	2,643
Equity security impairment	144	144
Alternative minimum tax credit and other credits	415	909
State net operating loss carryforward	318	296
Capital loss carryforward	3,298	3,269
Other	(686)	(514)
Net deferred tax assets before valuation allowance	15,661	16,532
Valuation allowance	(3,732)	(3,709)
Net deferred tax assets	$11,929	$12,823

The decline in deferred tax assets since December 31, 2009, is primarily the result of lower unrealized losses on investment securities available for sale and utilization of alternative minimum and other tax credit carryforwards.

Index

Management believes the deferred tax asset related to unrealized losses on securities available for sale is recoverable because the Company does not have the intent to sell the related securities and it is more likely than not the Company will not be required to sell the securities until recovery of the unrealized loss amounts.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforward, federal and state capital loss carryforwards, and equity security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

11.  Commitments

In the normal course of business, the Company enters into commitments to extend credit in the form of loan commitments and standby letters of credit to meet the financing needs of its customers.  These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit policies as are loans recorded on the balance sheet.  For additional information on credit extension commitments and the characteristics of these obligations, see Note 14 of the Company’s 2009 consolidated financial statements (pages 60-62 of the Appendix to the Proxy Statement).  The Company’s commitments as of the dates shown are approximately as follows:

	March 31, 2010	December 31, 2009
Commitments to extend credit	$195,102	$202,217
Standby letters of credit	17,602	18,350
	$212,704	$220,567

West Bank has executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment and guarantee per the Master Commitment is through March 18, 2011.  At March 31, 2010, any liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitment was immaterial.  West Bank has not experienced any losses under these guarantees.

12.  Subsequent Events

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there has been one event requiring financial statement disclosure.  West Bank entered into a memorandum of understanding with the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Corporation on April 28, 2010.  West Bank is required by the memorandum to obtain prior approval from the IDOB for any dividend which would be used to fund Company common stock dividends.  West Bank also agreed to maintain a tier 1 capital ratio of at least 8.0 percent of total assets and a total risk-based capital ratio of at least 12.0 percent of total risk-weighted assets.  West Bank is currently exceeding those ratios.  The Company believes West Bank can comply with the agreement without any substantial impact on its operations or material impact on its financial results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio, and capital ratios.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by or that include the words “believes,” “expects,” “intends,” “should,” or “anticipates,” or similar references or references to estimates or predictions.  Such forward-looking statements are based upon certain underlying assumptions, risks, and uncertainties.  Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements and costs, including but not limited to, actions of the Securities and Exchange Commission, the United States Department of the Treasury, the Federal Deposit Insurance Corporation, the Federal Reserve Board, or the Iowa Division of Banking; changes in the Treasury’s Capital Purchase Program; and customers’ acceptance of the Company’s products and services.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Index

THREE MONTHS ENDED MARCH 31, 2010
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank’s wholly-owned subsidiary, WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank’s 99.99 percent owned subsidiary, ICD IV, LLC (a community development partnership).  Consolidated results of operations for the three months ended March 31, 2010, are compared to the results for the same periods in 2009 and the consolidated financial condition of the Company at March 31, 2010, is compared to the December 31, 2009, position.

The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.  Accordingly, certain items in the prior period financial statements were reclassified to be consistent with the classifications used in the March 31, 2010, financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Total net income available to common stockholders was $2,770 for the quarter ended March 31, 2010, compared to $2,374 for the quarter ended March 31, 2009.  Total basic and diluted earnings per common share were $0.16 and $0.14, respectively, for the quarters ended March 31, 2010 and 2009.  The Company’s annualized return on average equity and return on average assets for the three months ended March 31, 2010, were 10.04 and 0.83 percent, respectively, compared to 7.84 and 0.75 percent, respectively, for the three months ended March 31, 2009.

Results for continuing operations for the quarter ended March 31, 2010, were $402 higher than the same period last year primarily due to a $1,500 decline in provision for loan losses.  Prior year first quarter results included a tax-exempt gain of $840 from bank-owned life insurance proceeds as the result of the death of one of West Bank’s officers.  Lower tax-exempt income caused income tax expense to increase by $700 in the first quarter of 2010 compared to the same period in 2009.

The allowance for loan losses as a percentage of loans outstanding as of March 31, 2010, was 2.04 percent compared to 1.87 percent as of December 31, 2009.  During the first quarter of 2010, total loans declined $28,609 compared to total loans outstanding as of year end 2009.  Total nonperforming assets increased by $3,512, with the increase attributed to the restructured loan and other real estate owned categories.

As of the issuance of this report, we believe the Company will be profitable for the remainder of 2010.  The amount of the profit, if any, will depend in large part on the amount of loan losses we incur during the last three quarters of the year.  The loan portfolio still presents substantially greater than normal risks.  A significant portion of our portfolio is comprised of loans secured by commercial real estate.  We also believe the dollar amount of the loan portfolio will remain at its current level or possibly decline somewhat further by the end of 2010.  Demand for new loans is not anticipated to significantly exceed the amount of loan payments and payoffs expected this year.

Effective April 1, 2010, David Nelson began his employment with the Company as the Chief Executive Officer and President.  Mr. Nelson brings with him significant leadership experience in commercial lending.

West Bank entered into a memorandum of understanding with the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Corporation on April 28, 2010.  The details of the agreement are described in a Form 8-K filing made by the Company on April 29, 2010.  The Company believes West Bank can comply with the agreement without any substantial impact on its operations or material impact on its financial results.

Index

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2010, compared with the same period in 2009.

	Three Months Ended March 31,
	2010	2009	Change	Change %
Income from continuing operations	$3,339	$2,937	$402	13.7%
Income from discontinued operations	-	4	(4)	-100.0%
Net income	$3,339	$2,941	$398	13.5%

Average assets	$1,636,430	$1,582,010	$54,420	3.4%
Average stockholders' equity	134,854	152,138	(17,284)	-11.4%

Return on average assets	0.83%	0.75%	0.08%

Return on average equity	10.04%	7.84%	2.20%

Efficiency ratio	46.05%	45.03%	1.02%

Dividend payout ratio	NM	47.34%	NM

Average equity to average assets ratio	8.24%	9.62%	-1.38%

Equity to assets ratio - end of period	8.10%	9.38%	-1.28%

Tangible common equity ratio - end of period	6.07%	6.50%	-0.43%

Definitions of ratios:

Return on average assets – annualized net income divided by average assets.
Return on average equity – annualized net income divided by average stockholders’ equity.

Efficiency ratio – noninterest expense (excluding discontinued operations) divided by noninterest income (excluding securities gains and net impairment losses and discontinued operations) plus taxable equivalent net interest income.

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

Index

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2010	2009	Change	Change-%	2010	2009	Change	Change-%	2010	2009	Change
Interest-earning assets:
Loans:
Commercial	$350,876	$396,806	$(45,930)	-11.57%	$4,283	$4,751	$(468)	-9.85%	4.95%	4.86%	0.09%
Real estate	643,943	707,597	(63,654)	-9.00%	9,495	10,252	(757)	-7.38%	5.98%	5.88%	0.10%
Consumer and other	10,406	11,734	(1,328)	-11.32%	131	184	(53)	-28.80%	5.11%	6.34%	-1.23%
Total loans	1,005,225	1,116,137	(110,912)	-9.94%	13,909	15,187	(1,278)	-8.42%	5.61%	5.52%	0.09%

Investment securities:
Taxable	252,041	86,438	165,603	191.59%	1,110	831	279	33.57%	1.76%	3.85%	-2.09%
Tax-exempt	82,467	95,163	(12,696)	-13.34%	1,277	1,464	(187)	-12.77%	6.19%	6.16%	0.03%
Total investment securities	334,508	181,601	152,907	84.20%	2,387	2,295	92	4.01%	2.85%	5.06%	-2.21%

Federal funds sold and short-term investments	197,216	193,884	3,332	1.72%	147	103	44	42.72%	0.30%	0.22%	0.08%
Total interest-earning assets	$1,536,949	$1,491,622	$45,327	3.04%	16,443	17,585	(1,142)	-6.49%	4.34%	4.78%	-0.44%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$666,939	$341,464	$325,475	95.32%	2,137	861	1,276	148.20%	1.30%	1.02%	0.28%
Time deposits	419,872	653,899	(234,027)	-35.79%	1,903	4,404	(2,501)	-56.79%	1.84%	2.73%	-0.89%
Total deposits	1,086,811	995,363	91,448	9.19%	4,040	5,265	(1,225)	-23.27%	1.51%	2.15%	-0.64%
Other borrowed funds	197,099	242,264	(45,165)	-18.64%	1,655	1,760	(105)	-5.97%	3.41%	2.95%	0.46%
Total interest-bearing liabilities	$1,283,910	$1,237,627	$46,283	3.74%	5,695	7,025	(1,330)	-18.93%	1.80%	2.30%	-0.50%

Tax-equivalent net interest income					$10,748	$10,560	$188	1.78%
Net interest spread									2.54%	2.48%	0.06%
Net interest margin									2.84%	2.87%	-0.03%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended March 31, 2010, was 2.84 percent, a decline of 3 basis points compared to the first quarter of 2009.  The decline from the prior year was due to the change in the mix of average earning assets.

The net interest margin is expected to improve in the second quarter of 2010 as the result of implementation of tiered pricing within the SmartyPig® savings program, which was announced on April 19, 2010, and will become effective on May 19, 2010.  SmartyPig® is an innovative, internet-based savings and rewards program developed by SmartyPig, LLC.  The rate will increase from 2.00 percent to 2.15 percent for accounts with balances up to $50 and the rate for balances above $50 will be reduced to 0.50 percent.  As of March 31, 2010, the approximately 11,750 active customers in this program include 1,300 customers who have balances exceeding $50, which totaled approximately $105,000.  Management of West Bank and SmartyPig, LLC felt the majority of the high balance account holders are not using the program as intended to build their savings over a period of time.  Total deposits for this group of depositors should decline as a result of the tiered pricing.

As previously reported, the amount of the SmartyPig® savings program (approximately $231,000 as of March 31, 2010) is larger than West Bank desires.  At this time it is anticipated that the SmartyPig® deposits will transfer to a regional or larger bank by the end of the second quarter of 2010.  This transfer is anticipated to have a positive effect on net interest margin in the second half of the year.

The Company’s tax-equivalent net interest income increased $188 for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, as the rates paid on interest-bearing liabilities declined slightly more than the yields on earning assets.

Tax-equivalent interest income and fees on loans declined $1,278 in the first three months of 2010 compared to the same period in 2009 due to the decline in the average volume of outstanding loans.  The average yield on loans increased to 5.61 percent for the first three months of 2010, compared to 5.52 percent for the same period in 2009.  The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company’s market areas remains competitive, while the demand for new loans has declined.

Index

For the first three months of 2010, the average balance of investment securities was $152,907 higher than in the first three months of 2009, while the yield declined 221 basis points.  The decline in yield was caused by adding significant amounts to the portfolio during the year ended December 31, 2009, during the low interest rate environment, and reducing the credit risk within the portfolio.  Investment securities totaling $71,416 were sold, called, or matured in the first three months of 2010, and $50,092 of investment securities were purchased during the same period.

The average rate paid on deposits for the first three months of 2010 declined to 1.51 percent from 2.15 percent for the same period last year.  The drop in rates paid caused interest expense to decline by $1,225, despite a 9.19 percent increase in average balances.  The average balance of interest-bearing demand and savings accounts grew significantly due to an approximate $195,100 increase in average SmartyPig® savings account balances, an approximate $38,000 increase in average Reward Me Checking balances, and an approximate $57,900 increase in preferred money market accounts.  Both of the first two types of accounts pay interest at rates in excess of rates paid on short-term certificates of deposit.  The average balance of time deposits declined approximately $234,000 in the first three months of 2010 compared to the same time period in 2009, with the majority of the decline in certificates of deposit in excess of $100,000 and maturities of wholesale brokered deposits.  West Bank consciously decided to allow brokered certificates of deposit to run off.

The average rate paid on other borrowings increased by 46 basis points compared to the first three months of 2009 due to the change in the composition of borrowings.  The average balance of borrowings for the first three months of 2010 was $45,165 lower than a year ago.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged approximately $42,100 less than during the first three months of last year.  The balance of federal funds purchased from correspondent banks can fluctuate, depending on the loan demand and liquidity needs of those banks.  The average rate paid on overnight borrowings declined 4 basis points in 2010 compared to the first three months of 2009.  Average long-term borrowings declined $4,900 due to the March 2010 maturity of a $20,000 FHLB advance with a rate of 5.96 percent.

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank’s Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

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

Index

West Bank’s policy is to charge off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009, as well as common ratios related to the allowance for loan losses.

	Three Months Ended March 31,
	2010	2009	Change
Balance at beginning of period	$19,126	$15,441	$3,685
Charge-offs	(1,022)	(1,187)	165
Recoveries	169	261	(92)
Net charge-offs	(853)	(926)	73
Provision charged to operations	2,000	3,500	(1,500)
Balance at end of period	$20,273	$18,015	$2,258

Average loans outstanding	$1,005,225	$1,116,137

Ratio of net charge-offs during the period to average loans outstanding	0.08%	0.08%
Ratio of allowance for loan losses to average loans outstanding	2.02%	1.61%

The 2010 year-to-date provision is $1,500 lower than in 2009 but remains higher than historic levels as a result of continuing problems in the economy.  Difficulty is still being experienced in the construction and real estate development, commercial real estate, and commercial business sectors.  Net charge-offs in the first quarter of 2010 included $645 of commercial loans and $106 of construction and land development loans.

The allowance for loan losses represented 71.9 percent of nonperforming loans at March 31, 2010, compared to 72.7 percent at December 31, 2009.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended March 31,
Noninterest income:	2010	2009	Change	Change %
Service charges on deposit accounts	$838	$969	$(131)	-13.5%
Trust services	208	180	28	15.6%
Gains and fees on sales of residential mortgages	187	298	(111)	-37.2%
Increase in cash value of bank-owned life insurance	218	182	36	19.8%
Gain from bank-owned life insurance	-	840	(840)	-100.0%
Other:
Debit card usage fees	308	248	60	24.2%
Service fee from SmartyPig, LLC	267	-	267	N/A
All other	246	256	(10)	-3.9%
Total other	821	504	317	62.9%
Total noninterest income	$2,272	$2,973	$(701)	-23.6%

Service charges on deposit accounts declined for the first quarter of 2010 due to a $76 reduction in overdraft and return check charges and a $47 drop in commercial account fees.  In the last few years, customers have become more conscientious about monitoring their checking account balances to avoid overdraft and return check charges.  Service charges on commercial accounts declined due to revised fee schedules implemented in the third quarter of 2009.

Trust fees increased for the first quarter of 2010 due to new business and higher asset values due to positive movement in the stock market.

Index

The volume of originations of residential mortgages sold into the secondary market in the first quarter of 2010 declined approximately 42 percent compared to the first quarter of 2009.  The level of home sales remains low and many consumers refinanced existing mortgage loans in 2009 while rates were at historic lows.  While we expect mortgage interest rates to increase only slightly through the remainder of 2010, loan volume is expected to remain below 2009.

The 2010 year-to-date improvement in the increase in cash value of bank-owned life insurance was due to slightly higher yields.  As previously discussed, West Bank received tax-exempt income from life insurance proceeds as the result of the death of one of its officers in the first quarter of 2009.

Debit card usage fees continued to increase in the first three months of 2010 as the Reward Me Checking and other checking product customers expanded the use of this convenient payment method.  The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits at a rate which exceeds other internet-based savings accounts.  This fee will remain in place until the deposits have been transferred to a larger institution.  As previously mentioned, this transfer is expected to occur by the end of the second quarter.

Investment Securities Gains (Losses)

During the first quarter of 2009, the Company recognized impairment losses of $1,415 on two trust preferred securities held by West Bank and one unit investment trust at the Company.  During March of 2009, West Bank sold agency and municipal available-for-sale investment securities with a book value of approximately $52,890 to take advantage of gains within the portfolio.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three months ended March 31,
Noninterest expense:	2010	2009	Change	Change %
Salaries and employee benefits	$2,592	$2,727	$(135)	-5.0%
Occupancy	801	815	(14)	-1.7%
Data processing	433	410	23	5.6%
FDIC insurance expense	562	453	109	24.1%
Other:
Marketing	97	163	(66)	-40.5%
Professional fees	248	262	(14)	-5.3%
Consulting fees	76	57	19	33.3%
Director fees	84	59	25	42.4%
Insurance expense	99	66	33	50.0%
Bank service charges and fees	153	73	80	109.6%
Other real estate owned expense	110	35	75	214.3%
Charitable contributions	38	200	(162)	-81.0%
All other	703	774	(71)	-9.2%
Total other	1,608	1,689	(81)	-4.8%
Total noninterest expense	$5,996	$6,094	$(98)	-1.6%

The decline in salaries and benefits resulted from freezing most salaries at 2009 levels until such time as management and the Board feel the current profitability levels are sustainable.  The Company is also accruing profit sharing expense at a lower level than was recorded in the first quarter of 2009.

FDIC insurance expense increased as a result of the 2009 rate increases, significantly higher average deposits, and an increase in the cost of the FDIC’s Transaction Account Guarantee Program (TAG).  The TAG program was recently extended through the end of 2010.

Index

Marketing expense for 2010 compared to 2009 declined as a result of the timing of planned projects and cost containment efforts.  Consulting fees increased due to fees paid in conjunction with the Company’s search for a new chief executive officer.  Insurance expense has increased 50.0 percent compared to the prior year due to additional directors and officers liability coverage, and costs are expected to rise in the third quarter as additional policies renew.  West Bank’s service charges and fees paid have increased for the first quarter of 2010 as a result of retaining an outside party to assist in managing West Bank’s investment portfolio effective September 2009.

Other real estate owned expense increased during the first quarter of 2010 due to increased operating and ownership costs for a higher number of properties held.

Charitable contributions decreased in the first quarter of 2010 compared to the same time period in 2009 because first quarter 2009 included a contribution of $200 to the West Bancorporation Foundation.  A portion of the previously mentioned gain on bank-owned life insurance proceeds was used to fund the contribution.

All other expenses declined 9.2 percent as a result of cost containment efforts.

Income Tax Expense

The Company recorded income tax expense on continuing operations of $1,117 for the three months ended March 31, 2010, compared with expense of $417 for the three months ended March 31, 2009.  The effective income tax rates as a percent of income before taxes for the three months ended March 31, 2010 and 2009, were 25.1 and 12.4 percent, respectively.  The effective rate increased in 2010 due to having a lower level of tax-exempt income.  The Company’s consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and the gain on life insurance proceeds in 2009.  The effective tax rate for both years was also impacted by West Bank’s 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.

FINANCIAL CONDITION

Total assets were approximately $1,691,000 as of March 31, 2010, a 7.4 percent increase compared to December 31, 2009.  The increase was primarily due to deposit growth being invested in federal funds sold in anticipation of the transfer of the SmartyPig®-related deposits to a larger financial institution.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined $19,818 from December 31, 2009, to $320,660 at March 31, 2010.  The reduction was primarily the result of maturing and called securities and the decision to retain a portion of those proceeds in short-term investments to have those funds readily available to facilitate the transfer of the SmartyPig®-related deposits.

On a quarterly basis, the Company evaluates the investment securities portfolio for those securities with a fair value below amortized cost.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit-worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s lack of intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable.  Any portion of such a decline in value associated with credit loss is recognized in earnings as an impairment loss with the remaining noncredit-related component being recognized in accumulated other comprehensive income.  As of March 31, 2010, existing unrealized losses of $3,303 for all securities except a pooled trust preferred security are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not estimated cash flows, and the Company has the ability and the intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.  The Company holds one pooled trust preferred security which has been considered OTTI and had an unrealized loss of $3,436 as of March 31, 2010.  The credit loss portion of the unrealized loss was recognized through earnings during 2009, and the remaining unrealized loss is included in accumulated other comprehensive (loss).

Index

The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on the consulting firm’s findings, management determined the security had a March 31, 2010, estimated market value of $1,155 which resulted in $3,436 of total impairment.  To determine the credit loss on this security, the investment consulting firm projected cash flows for the security and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flows of the security.  In addition, the consulting firm assumed no prepayments of the underlying debt.  If the net present value of the cash flows was less than the cost basis of the security, the difference was considered credit-related and recorded through earnings.  Based on this calculation, no additional impairment was recorded and no additional credit loss was recognized in 2010 first quarter earnings.  The remaining change in fair market value of $3,436 is reflected in accumulated other comprehensive (loss) net of taxes of $1,306.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

At March 31, 2010, the most significant risk of a future impairment charge relates to West Bank’s investment in trust preferred securities of other banks.  As of quarter end, three trust preferred securities with a cost basis of $6,929 were valued at $2,199.  Management has concluded that only the pooled trust preferred security is considered to have OTTI.  Any potential future loss that would be considered a credit loss or an increase in the amount of the unrealized loss attributed to credit, would negatively impact net income and regulatory capital; however, as previously noted, the fair market value adjustment at March 31, 2010, has already been recorded against equity.

As of March 31, 2010, the available for sale investment securities portfolio consists of approximately 55 percent U.S. government agency securities, 26 percent municipal securities, 16 percent government agency-issued mortgage-backed securities, and 3 percent corporate and trust preferred securities.

Loans and Nonperforming Assets

Loans outstanding declined $28,609 from December 31, 2009, to March 31, 2010.  The reduction was primarily attributable to payoffs in all loan categories exceeding advances on new loans.  Despite its interest in making loans to credit-worthy borrowers, West Bank is receiving fewer new loan requests compared to a year ago.  Total loans are not expected to grow in the second quarter of 2010.

The following tables show a breakdown of West Bank’s three major components of its loan portfolio (commercial, construction, and commercial real estate) as of March 31, 2010, and December 31, 2009.

Commercial loans:
	March 31, 2010		December 31, 2009
	$	%	$	%
Finance and insurance	$85,569	25%	$88,960	25%
Real estate and rental/leasing	40,932	12%	42,747	12%
Manufacturing	36,076	11%	41,112	12%
Publishing, broadcasting and information services	28,823	8%	28,987	8%
Construction	6,932	2%	5,019	1%
Wholesale trade	10,367	3%	10,946	3%
Building trades	20,544	6%	20,121	6%
Transportation and warehousing	11,842	3%	12,367	3%
Retail	10,569	3%	10,125	3%
Arts, entertainment and recreation	13,233	4%	11,091	3%
Other	81,044	23%	85,545	24%
	$345,931	100%	$357,020	100%

Index

Construction loans:
	March 31, 2010		December 31, 2009
	$	%	$	%
Land development:
1-4 family	$17,051	12%	$17,486	12%
Other construction and development	14,894	11%	19,596	13%
Construction:
1-4 family:
Owner occupied	9,597	7%	4,325	3%
Nonowner occupied	13,477	10%	20,466	14%
Multifamily	4,356	3%	8,899	6%
Industrial, commercial and other	80,135	57%	77,733	52%
	$139,510	100%	$148,505	100%

Commercial real estate loans:
	March 31, 2010		December 31, 2009
	$	%	$	%
Owner occupied	$203,090	50%	$203,432	49%
Nonowner occupied:
Medical/retirement	51,591	13%	51,731	13%
Retail	45,186	11%	47,225	12%
Multifamily	34,246	8%	34,321	8%
Office	34,415	8%	38,424	9%
Warehouse	14,945	4%	15,123	4%
Hotel	8,541	2%	8,440	2%
Other	14,340	4%	13,743	3%
Total nonowner occupied	203,264	50%	209,007	51%
	$406,354	100%	$412,439	100%

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items.

	March 31, 2010	December 31, 2009	Change
Nonaccrual loans	$11,450	$12,350	$(900)
Loans past due 90 days and still accruing interest	173	1,150	(977)
Restructured loans*	16,554	12,817	3,737
Total nonperforming loans	28,177	26,317	1,860
Other real estate owned	26,974	25,350	1,624
Nonaccrual investment securities	1,310	1,282	28
Total nonperforming assets	$56,461	$52,949	$3,512

Nonperforming loans to total loans	2.84%	2.58%	0.26%
Nonperforming assets to total assets	3.34%	3.36%	-0.02%

* While restructured loans are reported as nonperforming, restructured loans as of March 31, 2010, were yielding 6.10 percent, which represents a decline from the original yield on these loans.

Index

The following table sets forth the activity within each category of nonperforming loans and assets for the quarter ended March 31, 2010.

	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Restructured	Total Nonperforming Loans	Other Real Estate Owned (OREO)	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value						28	28
Additions	2,699	175	3,846	6,720	4,784	-	11,504
Transfers:
Past due to nonaccrual	1,150	(1,150)		-			-
Nonaccrual to OREO	(1,160)			(1,160)	1,160		-
Upgrade in classification	(300)	-	-	(300)	-	-	(300)
Sales	-	-	-	-	(4,320)	-	(4,320)
Charge-offs	(862)	(2)	-	(864)	-	-	(864)
Payments	(2,427)	-	(109)	(2,536)	-	-	(2,536)
Balance at end of period	$11,450	$173	$16,554	$28,177	$26,974	$1,310	$56,461

Total nonperforming assets have increased 6.6 percent since the end of 2009.  As indicated in the tables above, the majority of the growth in nonperforming assets was in the restructured category, which are earning interest, but at a lower level than before the loans were restructured.  Management is devoting a great deal of effort to monitoring these nonperforming assets, and West Bank loan officers are in frequent contact with loan customers to aid in working through any potential problem loans.

The following table provides the composition of other real estate owned as of the dates shown.

	March 31, 2010	December 31, 2009
Construction, land development, and other land	$13,916	$8,596
1-4 family residential properties	3,784	3,918
Commercial properties	9,274	12,836
	$26,974	$25,350

West Bank is actively marketing the assets included in the table above.  Unfortunately, demand for commercial real estate and development land is weak.  Valuations of other real estate owned are periodically performed by management so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  At March 31, 2010, the construction and land development category includes seven properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in the Kansas City, Missouri metropolitan area, and one property in northern Arkansas.  The 1-4 family properties consist of twelve homes and a 22-unit townhome project, with 14 of the townhome units currently rented.  Two homes with a total carrying value of $785 have been sold in April of 2010.  The commercial properties consist of five properties, including four commercial facilities and a private golf course.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 7 and 8 to the Financial Statements.

Deposits

Total deposits as of March 31, 2010, increased 8.8 percent compared to December 31, 2009, to $1,355,954.  All deposit categories except certificates of deposit of less than $100,000 increased during this time period.  The majority of the growth was in the preferred money market and SmartyPig® savings categories, which grew approximately $92,255 and $43,800, respectively, during the first quarter of 2010.  The significant increase in preferred money market deposits was due to two new accounts and significant increases in four existing customer accounts.  The increase in SmartyPig® deposits was due to the increasing popularity of this program.  See the Net Interest Margin heading for further information regarding the SmartyPig® savings program.

The decline in certificates of deposit of less than $100,000 consisted of a reduction in Certificate of Deposit Account Registry Service (CDARS) deposits due to maturities.  By the end of the first quarter, virtually all of the Company’s wholesale deposits in this program had matured and were not renewed as West Bank did not have a need to use this funding source due to its current high level of liquidity.

Index

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $64,385 at March 31, 2010, compared to $40,342 at December 31, 2009.  The increase was principally in federal funds purchased, which consists of funds sold to West Bank by eight Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan Option Notes.  Federal Home Loan Bank advances declined $20,000 during March 2010, due to a maturity.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $296,411 as of March 31, 2010, compared with $131,495 as of December 31, 2009.  West Bank had additional borrowing capacity available from the FHLB of approximately $58,000 at March 31, 2010.  In addition, West Bank has $73,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of March 31, 2010.  Net cash from continuing operating activities contributed $4,649 and $6,172 to liquidity for the three months ended March 31, 2010 and 2009, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at March 31, 2010.

As previously discussed, as of March 31, 2010, deposits included $231,164 related to the SmartyPig® savings program.  Due to the success of the program in gathering deposits, the growth has become a disproportionate percentage of West Bank’s total deposits.  Accordingly, West Bank has asked SmartyPig, LLC to move the program to a larger bank in 2010.  An agreement to do so is expected soon with a transfer of the deposits expected to occur by the end of the second quarter of 2010.  The high level of potentially liquid assets is sufficient to accommodate the upcoming transfer.

On December 31, 2008, the Company received $36 million from the U.S. Department of the Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the Capital Purchase Program (CPP).  The senior preferred shares qualify as Tier 1 capital for regulatory purposes, rank senior to common stock, and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors and management believed it was prudent to participate in the CPP because (i) the cost of capital under the program was significantly lower than the cost of capital otherwise available to the Company at the time, and (ii) despite being well-capitalized, additional capital provided the Company and West Bank additional flexibility to meet future capital needs during the current uncertain economic environment.  Management does not anticipate repaying the CPP funds in 2010.

The Company’s total stockholders’ equity increased to $136,974 at March 31, 2010, from $133,059 at December 31, 2009.  Total equity increased due to the year-to-date net income less preferred stock dividends paid.  Total stockholders' equity was 8.10 and 8.45 percent of total assets as of March 31, 2010, and December 31, 2009, respectively.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier I capital to risk-weighted assets and of tier I capital to average assets.  West Bank has agreed with the IDOB to maintain a total capital ratio of at least 12.0 percent and a tier 1 capital ratio of at least 8.0 percent.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2010.  Prompt corrective action provisions are not applicable to the Company.  West Bank’s ratios exceed the level required to be well-capitalized.

Index

The Company’s and West Bank’s capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,947	14.8%	$93,624	8.0%	n/a	n/a
West Bank	168,255	14.4	93,164	8.0	$116,456	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	158,137	13.5	46,812	4.0	n/a	n/a
West Bank	143,516	12.3	46,582	4.0	69,873	6.0

Tier I Capital (to Average Assets)
Consolidated	158,137	9.7	65,372	4.0	n/a	n/a
West Bank	143,516	8.8	65,437	4.0	81,796	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,217	14.3%	$96,441	8.0%	n/a	n/a
West Bank	166,795	13.9	95,991	8.0	$119,989	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	157,098	13.0	48,220	4.0	n/a	n/a
West Bank	141,745	11.8	47,995	4.0	71,993	6.0

Tier I Capital (to Average Assets)
Consolidated	157,098	9.8	64,180	4.0	n/a	n/a
West Bank	141,745	8.9	64,013	4.0	80,016	5.0

Intangible assets ($235) are not included in capital or assets when calculating regulatory capital ratios.  The Company’s tangible common equity ratio at March 31, 2010, was 6.07 percent, compared to 6.27 percent at December 31, 2009.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2010, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2009.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2010 changed when compared to 2009.

Effects of New Statements of Financial Accounting Standards

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 3 of the preceding unaudited financial statements.

Index

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

April 29, 2010	By: /s/ David D. Nelson
Date	David D. Nelson
Chief Executive Officer and President

April 29, 2010	By: /s/ Douglas R. Gulling
Date	Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends	36
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	37
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	38
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40