Form 10-Q
period 2010-06-30
WEST BANCORPORATION INC
filed 2010-07-30
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐                      No  ☒

As of July 29, 2010, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

Index

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$26,596	$27,923
Federal funds sold and other short-term investments	257,277	103,572
Cash and cash equivalents	283,873	131,495
Securities available for sale	287,812	340,478
Federal Home Loan Bank stock, at cost	10,597	10,791
Loans held for sale	1,041	332
Loans	961,221	1,020,710
Allowance for loan losses	(21,091)	(19,126)
Loans, net	940,130	1,001,584
Premises and equipment, net	5,288	5,290
Accrued interest receivable	5,406	5,502
Bank-owned life insurance	25,844	25,400
Other real estate owned	24,637	25,350
Deferred tax assets	11,840	12,823
Other assets	12,409	16,009
Total assets	$1,608,877	$1,575,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$208,960	$206,412
Interest-bearing demand	165,699	162,305
Savings	429,638	442,137
Time of $100,000 or more	350,676	271,145
Other time	120,414	164,618
Total deposits	1,275,387	1,246,617

Federal funds purchased and securities sold under agreements to repurchase	58,982	40,342
Other short-term borrowings	1,808	2,553
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	125,000
Accrued expenses and other liabilities	7,057	6,864
Total liabilities	1,468,853	1,441,995

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at June 30, 2010, and December 31, 2009	34,265	34,024
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares issued and outstanding at June 30, 2010, and December 31, 2009	3,000	3,000
Additional paid-in capital	34,387	34,387
Retained earnings	70,760	65,959
Accumulated other comprehensive loss	(2,388)	(4,311)
Total stockholders' equity	140,024	133,059
Total liabilities and stockholders' equity	$1,608,877	$1,575,054

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans, including fees	$13,525	$15,102	$27,231	$30,124
Securities:
U.S. Treasury, government agencies and corporations	723	607	1,468	1,219
States and political subdivisions	851	1,120	1,740	2,220
Corporate notes and other investments	402	234	744	359
Federal funds sold and other short-term investments	183	208	330	311
Total interest income	15,684	17,271	31,513	34,233
Interest expense:
Demand deposits	628	671	1,224	1,148
Savings deposits	1,433	1,147	2,974	1,531
Time deposits	1,912	3,487	3,815	7,891
Federal funds purchased and securities sold under agreements to repurchase	62	84	118	175
Subordinated notes	367	367	730	730
Long-term borrowings	1,019	1,320	2,255	2,626
Total interest expense	5,421	7,076	11,116	14,101
Net interest income	10,263	10,195	20,397	20,132
Provision for loan losses	1,400	15,000	3,400	18,500
Net interest income after provision for loan losses	8,863	(4,805)	16,997	1,632
Noninterest income:
Service charges on deposit accounts	820	1,073	1,658	2,042
Debit card usage fees	348	281	656	529
Service fee from SmartyPig, LLC	794	-	1,061	-
Trust services	198	179	406	359
Gains and fees on sales of residential mortgages	286	237	473	535
Increase in cash value of bank-owned life insurance	226	181	444	363
Gain from bank-owned life insurance	-	-	-	840
Other income	247	246	493	502
Total noninterest income	2,919	2,197	5,191	5,170
Investment securities gains (losses), net:
Total other than temporary impairment losses	(188)	(1,013)	(188)	(2,428)
Portion of loss recognized in other comprehensive income (loss) before taxes	-	738	-	738
Net impairment losses recognized in earnings	(188)	(275)	(188)	(1,690)
Realized securities gains (losses), net	(9)	-	37	1,453
Investment securities gains (losses), net	(197)	(275)	(151)	(237)
Noninterest expense:
Salaries and employee benefits	2,775	2,473	5,367	5,200
Occupancy	796	1,028	1,597	1,843
Data processing	469	447	902	857
FDIC insurance expense	883	1,283	1,445	1,736
Other real estate owned expense	550	90	660	125
Professional fees	226	229	474	491
Miscellaneous losses	921	18	988	32
Goodwill impairment	-	13,376	-	13,376
Other expenses	1,146	1,260	2,329	2,638
Total noninterest expense	7,766	20,204	13,762	26,298

(Continued on next page)

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations (continued)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Income (loss) before income taxes	3,819	(23,087)	8,275	(19,733)
Income taxes (benefits)	1,216	(9,344)	2,333	(8,927)
Income (loss) from continuing operations	2,603	(13,743)	5,942	(10,806)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(9,353)	-	(9,346)
Income tax benefits	-	(817)	-	(814)
Loss from discontinued operations	-	(8,536)	-	(8,532)
Net income (loss)	2,603	(22,279)	5,942	(19,338)
Preferred stock dividends and accretion of discount	(572)	(570)	(1,141)	(1,137)
Net income (loss) available to common stockholders	$2,031	$(22,849)	$4,801	$(20,475)

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share from continuing operations	$0.12	$(0.83)	$0.28	$(0.69)
Basic and diluted earnings (loss) per common share from discontinued operations	$-	$(0.49)	$-	$(0.49)
Basic and diluted earnings (loss) per common share	$0.12	$(1.32)	$0.28	$(1.18)
Cash dividends per common share	$-	$0.01	$-	$0.09

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$2,603	$(22,279)	$5,942	$(19,338)
Other comprehensive income (loss):
Securities for which a portion of an other than temporary impairment has been recorded in earnings:
Unrealized holding gains (losses) arising during the period	67	(1,013)	86	(1,013)
Loss recognized in earnings	-	275	-	275
Net unrealized gains (losses) on securities with other than temporary impairment before tax benefit	67	(738)	86	(738)
Tax (expense) benefit	(26)	280	(33)	280
Net unrealized gains (losses) on securities with other than temporary impairment, net of tax, in other comprehensive income (loss)	41	(458)	53	(458)
Other securities:
Unrealized holding gains arising during the period	1,183	1,138	2,865	1,542
Realized net (gains) losses recognized into net income	9	-	(37)	(1,453)
Realized impairment losses reclassified into net income	188	-	188	1,415
Net unrealized gains on other securities before tax expense	1,380	1,138	3,016	1,504
Tax expense	(524)	(433)	(1,146)	(572)
Net unrealized gains on other securities, net of tax, in other comprehensive income (loss)	856	705	1,870	932
Other comprehensive income (loss)	$3,500	$(22,032)	$7,865	$(18,864)

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2009	$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Cumulative effect accounting adjustment, net of tax (1)	-	-	-	1,625	(1,625)	-
Net (loss)	-	-	-	(19,338)	-	(19,338)
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	-	-	-	-	474	474
Preferred stock discount accretion	237	-	-	(237)	-	-
Preferred stock issuance costs	-	-	(65)	-	-	(65)
Cash dividends declared, $0.09 per common share	-	-	-	(1,566)	-	(1,566)
Preferred stock dividends declared	-	-	-	(900)	-	(900)
Balance, June 30, 2009	$33,785	$3,000	$34,387	$62,377	$(4,881)	$128,668

Balance, January 1, 2010	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	-	-	-	5,942	-	5,942
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	-	-	-	-	1,923	1,923
Preferred stock discount accretion	241	-	-	(241)	-	-
Preferred stock dividends declared	-	-	-	(900)	-	(900)
Balance, June 30, 2010	$34,265	$3,000	$34,387	$70,760	$(2,388)	$140,024

(1)
Represents reclassifications of noncredit-related components of previously recorded other than temporary losses pursuant to the adoption of FSP 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments, now included as part of FASB ASC Topic 320 Investments--Debt and Equity Securities.

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
(in thousands)	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$5,942	$(19,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,400	18,500
Goodwill impairment	-	13,376
Goodwill impairment of discontinued operations	-	9,660
Net amortization and accretion	533	285
(Gain) loss on disposition of premises and equipment	(7)	3
Securities gains, net	(37)	(1,453)
Investment securities impairment losses	188	1,690
Proceeds from sales of loans held for sale	23,529	39,043
Originations of loans held for sale	(24,238)	(45,238)
Gain on sale of other real estate owned	(211)	(64)
Gain from bank-owned life insurance	-	(840)
Increase in value of bank-owned life insurance	(444)	(363)
Depreciation	297	350
Deferred income taxes	(195)	(8,759)
Other	-	(1,128)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	96	(707)
Decrease (increase) in other assets	4,180	(2,501)
Increase in accrued expenses and other liabilities	193	1,028
Net cash provided by operating activities - continuing operations	13,226	3,544
Net cash provided by operating activities - discontinued operations	-	394
Net cash provided by operating activities	13,226	3,938
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	176,706	74,436
Purchases of securities available for sale	(121,541)	(138,525)
Purchases of Federal Home Loan Bank stock	(630)	(1,582)
Proceeds from redemption of Federal Home Loan Bank stock	824	-
Net decrease (increase) in loans	52,155	(30,748)
Net proceeds from the sale of other real estate owned	6,161	4,156
Proceeds from sales of premises and equipment	7	2
Purchases of premises and equipment	(295)	(615)
Proceeds of principal and earnings from bank-owned life insurance	-	1,493
Net cash provided by (used in) investing activities - continuing operations	113,387	(91,383)
Net cash provided by investing activities - discontinued operations	-	31
Net cash provided by (used in) investing activities	113,387	(91,352)
Cash Flows from Financing Activities:
Net increase in deposits	28,770	22,146
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	18,640	(44,173)
Net (decrease) increase in other short-term borrowings	(745)	3,017
Principal payments on long-term borrowings	(20,000)	-
Common stock cash dividends	-	(1,566)
Preferred stock dividends paid	(900)	(675)
Preferred stock issuance costs	-	(65)
Net cash provided by (used in) financing activities - continuing operations	25,765	(21,316)
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	25,765	(21,316)

(Continued on next page)

Index

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(unaudited)
	Six months ended June 30,
(in thousands)	2010	2009
Net increase (decrease) in cash and cash equivalents	152,378	(108,730)
Cash and Cash Equivalents:
Beginning	131,495	196,969
Ending	$283,873	$88,239

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,222	$13,988
Income taxes	625	2,276
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,899	$5,813

See accompanying Notes to Consolidated Financial Statements.

Index

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, and the consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2010 and 2009, and the consolidated balance sheets as of June 30, 2010, and December 31, 2009, include the accounts of West Bancorporation, Inc. (the Company), West Bank, West Bank’s wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank’s 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with generally accepted accounting principles (GAAP), West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.  Accordingly, certain items in the prior period financial statements were reclassified to be consistent with the classifications used in the June 30, 2010, financial statements.  The reclassifications had no effect on net income (loss) or stockholders’ equity.  See Note 4 for additional details.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2010, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.  Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with GAAP established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the valuation of other real estate owned, and the allowance for loan losses.

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

Index

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  The guidance requires additional disclosure in two areas:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.  Increased disclosures regarding the transfers in/out of Level 1 and 2 are required for interim and annual periods beginning after December 15, 2009.  Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The adoption of both parts of this guidance did not have a material impact on the Company’s consolidated financial position or statement of operations.

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The Company is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Company’s consolidated financial position or statement of operations.

4.  Discontinued Operations

A former subsidiary, WB Capital, was sold effective December 31, 2009.  The results of operations and cash flows of WB Capital have been reflected on those statements as discontinued operations for the prior year periods reported.

The results of discontinued operations consisted of the following for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss from discontinued operations:
Interest income	$-	$-	$-	$-
Interest expense	-	-	-	-
Net interest income	-	-	-	-
Noninterest income	-	1,634	-	3,093
Noninterest expense	-	10,987	-	12,439
Loss from discontinued operations before income taxes	-	(9,353)	-	(9,346)
Income tax benefits	-	(817)	-	(814)
Loss from discontinued operations	$-	$(8,536)	$-	$(8,532)

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

Index

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  The Company evaluates its debt securities for OTTI on an ongoing basis for those securities with a fair value below amortized cost.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s lack of intent to sell the security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate the decline is permanent, but indicates the prospect for a near-term recovery of value is not necessarily favorable, or there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Any portion of such a decline in value associated with credit loss is recognized in earnings as an impairment loss with the remaining noncredit-related component being recognized in accumulated other comprehensive income.  A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”  In addition to credit losses, losses are recognized for a security having an unrealized loss if the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before collection of the principal amount.

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

Index

6.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive (loss), and estimated fair value by security type as of June 30, 2010, and December 31, 2009.  Included in gross unrealized losses as of June 30, 2010, is an OTTI loss of $3,369 relating to a pooled trust preferred security (TPS), which represents the noncredit-related portion of the overall impairment.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$118,706	$748	$-	$119,454
State and political subdivisions	74,037	758	(782)	74,013
Mortgage-backed securities (1)	85,593	552	(10)	86,135
Trust preferred securities	6,743	-	(4,435)	2,308
Corporate notes and other investments	6,586	17	(701)	5,902
	$291,665	$2,075	$(5,928)	$287,812

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$177,940	$190	$(240)	$177,890
State and political subdivisions	88,831	823	(1,719)	87,935
Mortgage-backed securities (1)	64,897	141	(460)	64,578
Trust preferred securities	6,926	-	(4,859)	2,067
Corporate notes and other investments	8,839	28	(859)	8,008
	$347,433	$1,182	$(8,137)	$340,478

(1)	All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $132,057 and $170,211 as of June 30, 2010, and December 31, 2009, respectively, were pledged as collateral on the securities sold under agreements to repurchase, other short-term borrowings, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of June 30, 2010, are shown by contractual maturity in the following table.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	June 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$16,240	$16,281
Due after one year through five years	102,275	102,195
Due after five years through ten years	45,907	46,234
Due after ten years	41,650	36,967
	206,072	201,677
Mortgage-backed securities	85,593	86,135
	$291,665	$287,812

Index

Realized gains and losses on sales of securities available for sale are computed on a specific identification basis and are based on amortized cost.  The details of the sales of securities are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$52,171	$-	$67,621	$54,343
Gross gains on sales	40	-	86	1,453
Gross losses on sales	(49)	-	(49)	-

See Note 5 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2010, and December 31, 2009.  The tables include one TPS for which a portion of an OTTI has been recognized in other comprehensive income.

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and corporations	$-	$-	$-	$-	$-	$-
State and political subdivisions	18,830	(510)	9,873	(272)	28,703	(782)
Mortgage-backed securities	4,959	(10)	-	-	4,959	(10)
Trust preferred securities	-	-	1,871	(4,435)	1,871	(4,435)
Corporate notes and other investments	-	-	3,287	(701)	3,287	(701)
	$23,789	$(520)	$15,031	$(5,408)	$38,820	$(5,928)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and corporations	$42,535	$(240)	$-	$-	$42,535	$(240)
State and political subdivisions	31,433	(1,159)	11,652	(560)	43,085	(1,719)
Mortgage-backed securities	47,644	(460)	-	-	47,644	(460)
Trust preferred securities	-	-	2,067	(4,859)	2,067	(4,859)
Corporate notes and other investments	-	-	3,128	(859)	3,128	(859)
	$121,612	$(1,859)	$16,847	$(6,278)	$138,459	$(8,137)

As of June 30, 2010, the available for sale investment portfolio included 26 municipal securities, 2 TPSs, and 1 corporate note with unrealized losses that have existed for longer than one year.

Index

The Company believes the unrealized losses on investments in state and political subdivisions are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at June 30, 2010.

The Company believes the unrealized loss of $1,066 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at June 30, 2010.

As of June 30, 2010, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,222, which resulted in $3,369 of impairment.  The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and then the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed rate nature of the instrument’s contractual interest cash flows, a discount rate of LIBOR + 14% (a lifetime average all-in discount rate of approximately 18%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted at the original purchased yield of 6.33% through March 2011 and then LIBOR plus 1.25% thereafter.

The consulting firm first evaluates the credit quality of each underlying issuer within the TPS by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of trust preferred securities and subordinate debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no collateral will prepay over the life of the TPS.  In light of generally weakening collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply a larger amount of issuer defaults during the next three years than that which had been experienced historically, and a gradual leveling off of defaults thereafter.

Based on the valuation work performed, no additional impairment was recorded and no additional credit loss was recognized in second quarter 2010 earnings.  The unrealized loss of $3,369 is reflected in accumulated other comprehensive loss, net of taxes of $1,280.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

During the second quarter of 2010, the second single-issuer TPS, which was issued by Old Second Bancorp, Inc., was considered OTTI due to the announcement of an exchange offer.  The issuer is offering to issue a number of shares of its common stock equal to 75 percent of the face value of the TPS.  The issuer also announced other capital raising efforts.  Management valued the security at 70 percent of face value to allow for an additional decline in stock price at the time of the exchange and recognized an impairment loss of $188 in the quarter ended June 30, 2010.  The book value of this security was reduced from $625 to $437 as a result.  The Company plans to accept the offer and plans to dispose of the shares once the exchange has occurred.  The exchange is expected to occur in the third quarter of 2010.

Index

The following tables detail information for each individual and pooled TPS owned as of June 30, 2010, and December 31, 2009.

As of June 30, 2010:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,591	$1,222	$(3,369)	Ca	56	18.1%	17.9%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,715	649	(1,066)	NR	n/a	n/a	n/a	n/a
Old Second Capital Trust I	Single	n/a	437	437	-	NR	n/a	n/a	n/a	n/a

As of December 31, 2009:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,591	$1,136	$(3,455)	Ca	58	18.2%	19.6%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,710	594	(1,116)	NR	n/a	n/a	n/a	n/a
Old Second Capital Trust I	Single	n/a	625	337	(288)	NR	n/a	n/a	n/a	n/a

(1) Lowest rating assigned
(2) Pooled issue originally included 58 banks and 19 insurance companies
(3) As a percentage of the original collateral
(4) As a percentage of the remaining performing collateral

Excess subordination represents the additional defaults in excess of both current and projected defaults that the pool can absorb before the bond experiences any credit impairment.  There is no excess collateral to absorb any future defaults.  With the excess subordination at zero percent, this means any additional deferrals or defaults will have a negative impact on the value of this security.

The Company’s unrealized loss on an investment in one corporate bond is due to market conditions, not estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider this investment to be OTTI at June 30, 2010.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$310	$-	$310	$-
Current period credit loss recognized in earnings	-	275	-	275
Reductions for securities sold during the period	-	-	-	-
Reductions for securities where there is an intent to sell or requirement to sell	-	-	-	-
Reductions for increases in cash flows expected to be collected	-	-	-	-
Balance at end of period	$310	$275	$310	$275

Index

The components of accumulated other comprehensive (loss), presented net of taxes, are shown in the following table:

	June 30, 2010	December 31, 2009
Accumulated other comprehensive (loss):
Unrealized (losses) on available for sale securities for which a portion of other than temporary impairment has been recorded in earnings, net of tax of $1,280 and $1,313, respectively	$(2,089)	$(2,142)
Unrealized (losses) on available for sale securities which are not other than temporarily impaired, net of tax of $184 and $1,330, respectively	(299)	(2,169)
	$(2,388)	$(4,311)

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

	June 30, 2010	December 31, 2009
Impaired loans without an allowance	$14,100	$16,809
Impaired loans with an allowance	23,520	24,745
Total impaired loans	$37,620	$41,554
Allowance for loan losses related to impaired loans	$5,877	$4,935

The following table reconciles the balance of nonaccrual loans with impaired loans carried at fair value as of the dates shown.

	June 30, 2010	December 31, 2009
Nonaccrual loans	$11,445	$12,350
Troubled debt restructured loans	12,339	12,817
Other impaired loans still accruing interest	13,836	16,387
Total impaired loans	$37,620	$41,554

Of the total amount of impaired loans, as of June 30, 2010, and December 31, 2009, $5,170 (14%) and $6,648 (16%), respectively, were not real estate collateral dependent.  Additionally, $16,390 (43%) and $8,311 (20%) of impaired loans were real estate collateral dependent as of June 30, 2010, and December 31, 2009, respectively, but were not supported by an appraisal less than 12 months old.  The remaining $16,060 (43%) as of June 30, 2010, and $26,595 (64%) as of December 31, 2009, of impaired loans were real estate collateral dependent loans and supported by current (less than 12 months old) appraised values of qualified licensed appraisers.

We generally order appraisals at any point in the lending relationship when we believe a loan may be impaired.  There have been no significant time lapses during this process.  If it is determined we have a collateral shortfall as a result of this reappraisal, we either establish a specific reserve against the loan or realize a partial charge-off to recognize our collateral deficiency.  These entries are made no less frequently than quarterly.  In the event the process for establishing a revised value for real estate collateral bridges two separate reporting periods, a specific reserve may be made against the loan to reflect management’s best estimate of the collateral deficiency.  This reserve is based on the appraisal on file, with adjustments made based on management’s familiarity with current market conditions.

We monitor all Watch List assets monthly for deterioration and to determine when we are becoming increasingly collateral dependent for repayment of the debt.  Through this process, we determine whether or not a reappraisal is prudent to establish a revised collateral value and determine the amount of any impairment to the loan.  If a reappraisal is not justified as a result of this process, we rely on the existing appraised value, less any adjustments we determine to be appropriate based on changes in market conditions, our knowledge of the market, and information obtained from realtors and brokers.

Index

The only instance in which we may not recognize a charge-off or specific reserve based on the fair value of the collateral is when the book value of the loan exceeds the fair value of the underlying collateral by an immaterial amount.   Specific reserves are not established for any loan that is adequately supported by the fair value of the underlying collateral, particularly if repayment performance on the debt is within the terms of the original loan agreement.

Partial charge-offs result almost exclusively from current appraised values not adequately supporting the book value of the loan.  The charged-off portion of a loan is not returned to a performing loan and payments, if received, are recorded as recoveries to the allowance for loan losses, only after the remaining book value of the loan has been entirely collected.

Changes in the allowance for loan losses were as follows for the periods shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Balance at beginning of period	$20,273	$18,015	$2,258	$19,126	$15,441	$3,685
Charge-offs	(661)	(9,366)	8,705	(1,683)	(10,553)	8,870
Recoveries	79	13	66	248	274	(26)
Net charge-offs	(582)	(9,353)	8,771	(1,435)	(10,279)	8,844
Provision charged to operations	1,400	15,000	(13,600)	3,400	18,500	(15,100)
Balance at end of period	$21,091	$23,662	$(2,571)	$21,091	$23,662	$(2,571)

8.  Fair Value Measurements

Accounting guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system, and required disclosures.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts business.

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

Index

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2010, and December 31, 2009:

	June 30, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$119,454	$-	$119,454	$-
State and political subdivisions	74,013	-	74,013	-
Mortgage-backed securities	86,135	-	86,135	-
Trust preferred securities	2,308	-	649	1,659
Corporate notes and other investments	5,902	-	5,902	-
Total	$287,812	$-	$286,153	$1,659

	December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$177,890	$-	$177,890	$-
State and political subdivisions	87,935	-	87,935	-
Mortgage-backed securities	64,578	-	64,578	-
Trust preferred securities	2,067	-	931	1,136
Corporate notes and other investments	8,008	-	8,008	-
Total	$340,478	$-	$339,342	$1,136

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$1,155	$2,344	$1,136	$2,325
Transfer into level 3	625	-	625	250
Total gains or (losses):
Included in earnings	(188)	(275)	(188)	(275)
Included in other comprehensive income	67	(738)	86	(938)
Principal payments	-	(15)	-	(46)
Ending balance	$1,659	$1,316	$1,659	$1,316

The table above includes one pooled TPS and one single-issuer TPS.  The Old Second Bancorp TPS was transferred to Level 3 from Level 2 effective on the date of the announcement of an exchange offer.  The use of management judgment in valuing this security is an unobservable input, which caused the transfer.  See Note 6 for a detailed discussion of the valuation of both of these securities.

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets carried on the balance sheet by caption and by level within the valuation hierarchy as of June 30, 2010, and December 31, 2009:

	June 30, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$17,643	$-	$-	$17,643
Other real estate owned	24,637	-	-	24,637
Total	$42,280	$-	$-	$42,280

	December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$19,810	$-	$-	$19,810
Other real estate owned	25,350	-	-	25,350
Total	$45,160	$-	$-	$45,160

Loans in the tables above consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable, and fair value is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s judgment concerning changes in market conditions from the time of valuation, and/or management’s evaluation of the client and client’s business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property, less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

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

Index

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

The carrying amounts and approximate fair values are as follows as of June 30, 2010, and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$26,596	$26,596	$27,923	$27,923
Federal funds sold and other short-term investments	257,277	257,277	103,572	103,572
Securities available for sale	287,812	287,812	340,478	340,478
Federal Home Loan Bank stock	10,597	10,597	10,791	10,791
Loans held for sale	1,041	1,052	332	332
Loans, net	940,130	946,108	1,001,584	1,006,217
Accrued interest receivable	5,406	5,406	5,502	5,502
Financial liabilities:
Deposits	1,275,387	1,278,971	1,246,617	1,250,163
Federal funds purchased and securities sold under agreements to repurchase	58,982	58,982	40,342	40,342
Other short-term borrowings	1,808	1,808	2,553	2,553
Accrued interest payable	1,650	1,650	1,756	1,756
Subordinated notes	20,619	15,462	20,619	14,387
FHLB advances	105,000	109,426	125,000	122,177
Off-balance-sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

Index

9.  Earnings (Loss) per Common Share

Basic earnings (loss) per common share from continuing and discontinued operations are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  Diluted earnings (loss) per common share from continuing and discontinued operations reflect the potential dilution that could occur if the Company’s outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and six months ended June 30, 2010 and 2009, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$2,603	$(13,743)	$5,942	$(10,806)
Loss from discontinued operations	-	(8,536)	-	(8,532)
Net income (loss)	2,603	(22,279)	5,942	(19,338)
Preferred stock dividends	(450)	(450)	(900)	(900)
Preferred stock discount accretion	(122)	(120)	(241)	(237)
Net income (loss) available to common stockholders	$2,031	$(22,849)	$4,801	$(20,475)

Weighted average common shares outstanding	17,404	17,404	17,404	17,404
Common stock warrant*	-	-	-	-
Diluted weighted average common shares outstanding	17,404	17,404	17,404	17,404

Basic earnings (loss) per common share from continuing operations	$0.12	$(0.83)	$0.28	$(0.69)
Basic earnings (loss) per common share from discontinued operations	$-	$(0.49)	$-	$(0.49)
Basic earnings (loss) per common share	$0.12	$(1.32)	$0.28	$(1.18)

Diluted earnings (loss) per common share from continuing operations	$0.12	$(0.83)	$0.28	$(0.69)
Diluted earnings (loss) per common share from discontinued operations	$-	$(0.49)	$-	$(0.49)
Diluted earnings (loss) per common share	$0.12	$(1.32)	$0.28	$(1.18)

*The average closing price of the Company’s common stock for the three and six months ended June 30, 2010, was $7.78 and $6.60, respectively, and was $7.03 and $7.68, respectively, for the three and six months ended June 30, 2009.  These were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

Index

10.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of June 30, 2010, and December 31, 2009:

	June 30, 2010	December 31, 2009
Allowance for loan losses	$8,015	$7,268
Intangibles	2,391	2,517
Net unrealized losses on securities available for sale	1,464	2,643
Equity security impairment	-	144
Investment security impairment	71	-
Alternative minimum tax credit and other credits	389	909
State net operating loss carryforward	334	296
Capital loss carryforward	3,780	3,269
Other	(490)	(514)
Net deferred tax assets before valuation allowance	15,954	16,532
Valuation allowance	(4,114)	(3,709)
Net deferred tax assets	$11,840	$12,823

The decline in deferred tax assets since December 31, 2009, is primarily the result of lower unrealized losses on investment securities available for sale and utilization of alternative minimum and other tax credit carryforwards.

Management believes the deferred tax asset related to unrealized losses on securities available for sale is recoverable because the Company does not have the intent to sell the related securities and it is more likely than not the Company will not be required to sell the securities until recovery of the unrealized losses.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforward, federal and state capital loss carryforwards, and equity security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

11.  Deposits

Savings deposits included $167,288 of SmartyPig® savings, which is an internet-based savings and rewards program developed by SmartyPig, LLC, which is partially owned by WB Funding, a subsidiary of West Bank.  Effective June 2, 2010, West Bank entered into a U.S. Bank Services Transition Agreement with SmartyPig, LLC, Compass Bank, WB Funding Corporation, and Macks, Inc.  The agreement defines the process for transferring the SmartyPig® savings accounts from West Bank to Compass Bank on July 31, 2010.  This transaction is expected to occur per the agreement, and West Bank has sufficient liquidity to accomplish transition of the accounts.

12.  Commitments

In the normal course of business, West Bank enters into commitments to extend credit in the form of loan commitments and standby letters of credit to meet the financing needs of its customers.  These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit policies as are loans recorded on the balance sheet.  For additional information on credit extension commitments and the characteristics of these obligations, see Note 14 of the Company’s 2009 consolidated financial statements (pages 60-62 of the Appendix to the Proxy Statement).  The Company’s commitments as of the dates shown are approximately as follows:

	June 30, 2010	December 31, 2009
Commitments to extend credit	$159,539	$202,217
Standby letters of credit	15,416	18,350
	$174,955	$220,567

Index

West Bank has executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment and guarantee per the Commitment is through March 18, 2011.  At June 30, 2010, any liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitment was immaterial.  West Bank has not experienced any losses under these guarantees.

13.  Subsequent Events

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.  Through that date there has been one event requiring disclosure.  On July 22, 2010, the Company received notice from the Federal Reserve Bank of Chicago that it must request prior approval for (1) the declaration or payment of common stock dividends (which must be paid from current earnings), (2) any increase in debt or issuance of trust preferred obligations, or (3) the redemption of Company stock.  The Company believes it can comply with the Federal Reserve requirements without any substantial impact on current or planned operations or material impact on future financial results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company’s growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio, and capital ratios.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by or that include the words “believes,” “expects,” “intends,” “should,” “anticipates,” or similar references or references to estimates or predictions.  Such forward-looking statements are based upon certain underlying assumptions, risks, and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements and costs, including but not limited to, actions of the Securities and Exchange Commission, the United States Department of the Treasury, the Federal Deposit Insurance Corporation, the Federal Reserve Board, and/or the Iowa Division of Banking; changes in the Treasury’s Capital Purchase Program; and customers’ acceptance of the Company’s products and services.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE AND SIX MONTHS ENDED JUNE 30, 2010
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank’s wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank’s 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  Consolidated results of operations for the three and six months ended June 30, 2010, are compared to the results for the same periods in 2009, and the consolidated financial condition of the Company at June 30, 2010, is compared to the December 31, 2009, position.

The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.  Accordingly, certain items in the prior period financial statements were reclassified to be consistent with the classifications used in the June 30, 2010, financial statements.  The reclassifications had no effect on net income (loss) or stockholders’ equity.

Index

Total net income was $2,603 for the three months ended June 30, 2010, compared to a net loss of ($22,279) for the three months ended June 30, 2009.  Total basic and diluted earnings (loss) per common share were $0.12 and ($1.32), respectively, for the same periods.  The Company’s annualized return on average equity and return on average assets for the three months ended June 30, 2010, were 7.52 and 0.63 percent, respectively, compared to (58.33) and (5.10) percent, respectively, for the three months ended June 30, 2009.

Results of continuing operations for the three months ended June 30, 2010, were $16,346 higher than the same period last year, due to a $13,600 decline in provision for loan losses, prior year second quarter results including goodwill impairment of $13,376, and a loss on discontinued operations of ($8,536).  Second quarter 2010 results included $794 of services fees from SmartyPig, LLC, recognition of a loss of approximately $900 from writing off the Company’s investment in a renewable energy closed-end fund, and a $570 charge to reduce the carrying value of two other real estate owned properties based on updated valuations.  The loss on the renewable energy fund is a capital loss which the Company is unable to utilize for tax purposes at this time.  Therefore, no tax benefit was recognized.  This $900 loss affected earnings per share by approximately $0.05 per common share.

For the first six months of 2010, net income was $5,942, compared to a net loss of ($19,338) for the first six months of 2009.  Basic and diluted earnings (loss) per common share were $0.28 and ($1.18), respectively.  The annualized return on average equity and return on average assets for the six months ended June 30, 2010, were 8.75 percent and 0.73 percent, respectively, compared to (25.54) percent and (2.34) percent, respectively, for the six months ended June 30, 2009.

The difference between the year-to-date net income in 2010 and the 2009 net loss was due in substantial part to the 2009 goodwill impairment discussed above and the $15,100 decrease in provision for loan losses.  Prior year first quarter results included a tax-exempt gain of $840 from bank-owned life insurance proceeds as the result of the death of one of West Bank’s officers.  Year-to-date 2010 income includes $1,061 of service fees from SmartyPig, LLC.  This fee will be discontinued once the previously announced transfer of SmartyPig® savings deposits to Compass Bank occurs on July 31, 2010.  The discontinuance of this fee should not materially impact income because it was designed to reimburse West Bank for the difference between the interest expense on the SmartyPig savings accounts and the interest income earned by investing those funds on a short-term basis.

The allowance for loan losses as a percentage of loans outstanding as of June 30, 2010, was 2.19 percent compared to 1.87 percent as of December 31, 2009.  During the first six months of 2010, total loans outstanding declined $59,489.  Total nonperforming assets declined by $2,711, with declines in all categories except nonaccrual investment securities.

Management believes the Company will be profitable for the remainder of 2010.  The amount of the profit, if any, will depend in large part on future loan losses.  The loan portfolio continues to present substantially greater than normal risks.  We also believe the dollar amount of the loan portfolio will remain at its current level or possibly decline somewhat further by the end of 2010.  Demand for new loans is not anticipated to significantly exceed the amount of loan payments and payoffs expected this year.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) recently became law.  The Company anticipates the Act will affect its operations and overall results, but the magnitude and timing of specific impacts is presently uncertain.

West Bank entered into a memorandum of understanding with the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Corporation (FDIC) on April 28, 2010.  The details of the agreement are described in a Form 8-K filing made by the Company on April 29, 2010.  On July 22, 2010, the Company received notice from the Federal Reserve Bank of Chicago that it must request prior approval for the declaration or payment of common stock dividends (which must be paid from current earnings), any increase in debt or issuance of trust preferred obligations, or the redemption of Company stock.  The Company believes it can comply with the Federal Reserve requirements and West Bank can comply with the agreement without any substantial impact on operations or material impact on financial results.

Effective April 1, 2010, David Nelson began his employment with the Company as the Chief Executive Officer and President.  Mr. Nelson brings with him significant leadership experience in commercial lending.  On July 12, 2010, the Company announced the hiring of Harlee Olafson as its Chief Risk Officer.  Mr. Olafson has over 30 years of banking experience and is expected to begin his employment on August 3, 2010.

Index

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2010, compared with the same periods in 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	Change %	2010	2009	Change	Change %
Income (loss) from continuing operations	$2,603	$(13,743)	$16,346	118.9%	$5,942	$(10,806)	$16,748	155.0%
Loss from discontinued operations	-	(8,536)	8,536	100.0%	-	(8,532)	8,532	100.0%
Net income (loss)	$2,603	$(22,279)	$24,882	111.7%	$5,942	$(19,338)	$25,280	130.7%

Average assets	$1,657,364	$1,753,534	$(96,170)	-5.5%	$1,646,955	$1,668,246	$(21,291)	-1.3%
Average stockholders' equity	138,887	153,203	(14,316)	-9.3%	136,882	152,673	(15,791)	-10.3%

Return on average assets	0.63%	-5.10%	5.73%		0.73%	-2.34%	3.07%

Return on average equity	7.52%	-58.33%	65.85%		8.75%	-25.54%	34.29%

Efficiency ratio	56.33%	52.30%	4.03%		51.34%	48.60%	2.74%

Dividend payout ratio	NM	-0.78%	NM		NM	-8.10%	NM

Average equity to average assets ratio	8.38%	8.74%	-0.36%		8.31%	9.15%	-0.84%

Equity to assets ratio - end of period					8.70%	8.49%	0.21%

Tangible common equity ratio - end of period					6.56%	6.24%	0.32%

Definitions of ratios:
Return on average assets – annualized net income (loss) divided by average assets.
Return on average equity – annualized net income (loss) divided by average stockholders’ equity.

Efficiency ratio – noninterest expense (excluding discontinued operations and goodwill impairment) divided by noninterest income (excluding securities gains and net impairment losses and discontinued operations) plus taxable equivalent net interest income.

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

Index

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2010	2009	Change	Change-%	2010	2009	Change	Change-%	2010	2009	Change
Interest-earning assets:
Loans:
Commercial	$347,396	$411,466	$(64,070)	-15.57%	$4,321	$4,967	$(646)	-13.01%	4.99%	4.84%	0.15%
Real estate	619,279	707,689	(88,410)	-12.49%	9,272	10,151	(879)	-8.66%	6.01%	5.75%	0.26%
Consumer and other	10,908	10,840	68	0.63%	137	172	(35)	-20.35%	5.04%	6.37%	-1.33%
Total loans	977,583	1,129,995	(152,412)	-13.49%	13,730	15,290	(1,560)	-10.20%	5.63%	5.43%	0.20%

Investment securities:
Taxable	236,816	107,770	129,046	119.74%	1,139	935	204	21.82%	1.92%	3.47%	-1.55%
Tax-exempt	79,498	97,650	(18,152)	-18.59%	1,237	1,503	(266)	-17.70%	6.22%	6.15%	0.07%
Total investment securities	316,314	205,420	110,894	53.98%	2,376	2,438	(62)	-2.54%	3.00%	4.75%	-1.75%

Federal funds sold and short-term investments	264,623	320,865	(56,242)	-17.53%	183	208	(25)	-12.02%	0.28%	0.26%	0.02%
Total interest-earning assets	$1,558,520	$1,656,280	$(97,760)	-5.90%	16,289	17,936	(1,647)	-9.18%	4.19%	4.34%	-0.15%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$650,482	$555,565	$94,917	17.08%	2,061	1,818	243	13.37%	1.27%	1.31%	-0.04%
Time deposits	435,731	580,781	(145,050)	-24.97%	1,912	3,487	(1,575)	-45.17%	1.76%	2.41%	-0.65%
Total deposits	1,086,213	1,136,346	(50,133)	-4.41%	3,973	5,305	(1,332)	-25.11%	1.47%	1.87%	-0.40%
Other borrowed funds	202,994	250,197	(47,203)	-18.87%	1,448	1,771	(323)	-18.24%	2.86%	2.84%	0.02%
Total interest-bearing liabilities	$1,289,207	$1,386,543	$(97,336)	-7.02%	5,421	7,076	(1,655)	-23.39%	1.69%	2.05%	-0.36%

Tax-equivalent net interest income					$10,868	$10,860	$8	0.07%
Net interest spread									2.50%	2.29%	0.21%
Net interest margin									2.80%	2.63%	0.17%

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2010	2009	Change	Change-%	2010	2009	Change	Change-%	2010	2009	Change
Interest-earning assets:
Loans:
Commercial	$349,126	$404,177	$(55,051)	-13.62%	$8,604	$9,718	$(1,114)	-11.46%	4.97%	4.85%	0.12%
Real estate	631,543	707,643	(76,100)	-10.75%	18,767	20,403	(1,636)	-8.02%	5.99%	5.81%	0.18%
Consumer and other	10,658	11,284	(626)	-5.55%	268	356	(88)	-24.72%	5.07%	6.36%	-1.29%
Total loans	991,327	1,123,104	(131,777)	-11.73%	27,639	30,477	(2,838)	-9.31%	5.62%	5.47%	0.15%

Investment securities:
Taxable	244,386	97,163	147,223	151.52%	2,249	1,766	483	27.35%	1.84%	3.63%	-1.79%
Tax-exempt	80,975	96,413	(15,438)	-16.01%	2,514	2,967	(453)	-15.27%	6.21%	6.15%	0.06%
Total investment securities	325,361	193,576	131,785	68.08%	4,763	4,733	30	0.63%	2.93%	4.89%	-1.96%

Federal funds sold and short-term investments	231,106	257,725	(26,619)	-10.33%	330	311	19	6.11%	0.29%	0.24%	0.05%
Total interest-earning assets	$1,547,794	$1,574,405	$(26,611)	-1.69%	32,732	35,521	(2,789)	-7.85%	4.26%	4.54%	-0.28%

Interest-bearing liabilities:
Deposits:
Checking with interest, savings and money markets	$658,665	$449,106	$209,559	46.66%	4,198	2,679	1,519	56.70%	1.29%	1.20%	0.09%
Time deposits	427,845	617,138	(189,293)	-30.67%	3,815	7,891	(4,076)	-51.65%	1.80%	2.58%	-0.78%
Total deposits	1,086,510	1,066,244	20,266	1.90%	8,013	10,570	(2,557)	-24.19%	1.49%	2.00%	-0.51%
Other borrowed funds	200,063	246,252	(46,189)	-18.76%	3,103	3,531	(428)	-12.12%	3.13%	2.89%	0.24%
Total interest-bearing liabilities	$1,286,573	$1,312,496	$(25,923)	-1.98%	11,116	14,101	(2,985)	-21.17%	1.74%	2.17%	-0.43%

Tax-equivalent net interest income					$21,616	$21,420	$196	0.92%
Net interest spread									2.52%	2.37%	0.15%
Net interest margin									2.81%	2.74%	0.07%

Index

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets, and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended June 30, 2010, was 2.80 percent, an increase of 17 basis points compared to the same quarter last year and 4 basis points lower than the first quarter of 2010.  The decrease from the prior quarter was the result of maintaining substantial short-term liquidity to facilitate the transfer of the SmartyPig® savings accounts.  Offsetting this decline in the net interest margin for the second quarter was an increase in service fee income from SmartyPig, LLC.  During the second quarter, the service fee entirely covered the difference between the interest expense on SmartyPig® balances and the interest those balances earned when invested in federal funds sold.

For the six months ended June 30, 2010, the net interest margin increased to 2.81 percent, which was a 7 basis point increase compared to the six months ended June 30, 2009.  Tax-equivalent net interest income for the six months ended June 30, 2010, increased $196 as interest expense on interest-bearing liabilities declined more than interest income on interest-earning assets.  Pricing changes on the Reward Me Checking and SmartyPig® savings accounts in addition to the gradual decline in rates paid on certificates of deposit resulted in the decline in interest expense.  In addition, a Federal Home Loan Bank (FHLB) advance in the amount of $20,000 bearing a cost of 5.96 percent matured on March 10, 2010, and was paid off using short-term liquidity.  The high level of competition in the local markets, the Federal Reserves’ targeted federal funds rate of 0 to 25 basis points, and the high level of nonaccrual loans are expected to keep negative pressure on the net interest margin of the Company.  Transfer of the SmartyPig® savings accounts (as described immediately below) should, however, increase the net interest margin by approximately 50 basis points.

Effective June 2, 2010, West Bank entered into a U.S. Bank Services Transition Agreement with SmartyPig, LLC, Compass Bank, an Alabama banking corporation, WB Funding Corporation, and Macks, Inc.  The agreement defines the process for transferring the SmartyPig® related savings accounts from West Bank to Compass Bank on July 31, 2010.  As of June 30, 2010, the dollar amount of those deposits was approximately $167,000.  West Bank has sufficient liquidity to accomplish transition of the accounts.

Tax-equivalent interest income and fees on loans declined $2,838 in the first six months of 2010 compared to the same period in 2009 due to the decline in the average volume of outstanding loans.  The average yield on loans increased to 5.62 percent for the first six months of 2010, compared to 5.47 percent for the same period in 2009.  The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company’s market areas remains competitive, while the demand for new loans has declined.

For the first six months of 2010, the average balance of investment securities was $131,785 higher than in the first six months of 2009, while the yield declined 196 basis points.  The decline in yield was caused by adding significant amounts to the portfolio during the year ended December 31, 2009, during the low interest rate environment, while reducing the credit risk within the portfolio.  Investment securities totaling $176,706 were sold, called, or matured in the first six months of 2010, and investment securities totaling $121,541 were purchased during the same period.

The average rate paid on deposits for the first six months of 2010 declined to 1.49 percent from 2.00 percent for the same period last year.  The drop in rates paid caused interest expense to decline by $2,557, despite a 1.9 percent increase in average balances.  The average balance of interest-bearing demand and savings accounts grew significantly due to an approximate $162,500 increase in average SmartyPig® savings account balances and an approximate $24,100 increase in average Reward Me Checking balances.  Both of these types of accounts pay interest at rates in excess of rates paid on short-term certificates of deposit.  The average balance of time deposits declined $189,293 in the first six months of 2010 compared to the same time period in 2009, with the majority of the decline in certificates of deposit in excess of $100,000 and maturities of wholesale brokered deposits.  West Bank consciously decided to allow brokered certificates of deposit to run off.

Index

The average rate paid on other borrowings increased by 24 basis points compared to the first six months of 2009 due to the change in the composition of borrowings.  The average balance of borrowings for the first six months of 2010 was $46,189 lower than a year ago.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged approximately $35,000 less than during the first six months of last year.  The balance of federal funds purchased from correspondent banks can fluctuate, depending on the loan demand and liquidity needs of those banks.  The average rate paid on overnight borrowings declined two basis point in 2010 compared to the first six months of 2009.  Average long-term borrowings declined $12,486 due to the March 2010 maturity of a $20,000 FHLB advance with a rate of 5.96 percent.

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

West Bank’s policy is to charge off loans when, in management’s opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009, as well as common ratios related to the allowance for loan losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Balance at beginning of period	$20,273	$18,015	$2,258	$19,126	$15,441	$3,685
Charge-offs	(661)	(9,366)	8,705	(1,683)	(10,553)	8,870
Recoveries	79	13	66	248	274	(26)
Net charge-offs	(582)	(9,353)	8,771	(1,435)	(10,279)	8,844
Provision charged to operations	1,400	15,000	(13,600)	3,400	18,500	(15,100)
Balance at end of period	$21,091	$23,662	$(2,571)	$21,091	$23,662	$(2,571)

Average loans outstanding	$977,583	$1,129,995		$991,327	$1,123,104

Annualized net charge-offs to average loans outstanding	0.24%	3.31%		0.29%	1.83%
Ratio of allowance for loan losses to average loans outstanding	2.16%	2.09%		2.13%	2.11%

Index

The 2010 year-to-date provision is $15,100 lower than in 2009 but remains higher than historic levels as a result of continuing problems in the economy.  Difficulty is still being experienced in the construction and real estate development, commercial real estate, and commercial business sectors.  Net charge-offs in the first six months of 2010 included $954 of commercial loans and $206 of construction and land development loans.

The allowance for loan losses represented 88.1 percent of nonperforming loans at June 30, 2010, compared to 72.7 percent at December 31, 2009.

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended June 30,
Noninterest income:	2010	2009	Change	Change %
Service charges on deposit accounts	$820	$1,073	$(253)	-23.6%
Debit card usage fees	348	281	67	23.8%
Service fee from SmartyPig, LLC	794	-	794	N/A
Trust services	198	179	19	10.6%
Gains and fees on sales of residential mortgages	286	237	49	20.7%
Increase in cash value of bank-owned life insurance	226	181	45	24.9%
Other:
Visa/Mastercard income	57	44	13	29.5%
All other	190	202	(12)	-5.9%
Total other	247	246	1	0.4%
Total noninterest income	$2,919	$2,197	$722	32.9%

	Six Months Ended June 30,
Noninterest income:	2010	2009	Change	Change %
Service charges on deposit accounts	$1,658	$2,042	$(384)	-18.8%
Debit card usage fees	656	529	127	24.0%
Service fee from SmartyPig, LLC	1,061	-	1,061	N/A
Trust services	406	359	47	13.1%
Gains and fees on sales of residential mortgages	473	535	(62)	-11.6%
Increase in cash value of bank-owned life insurance	444	363	81	22.3%
Gain from bank-owned life insurance	-	840	(840)	-100.0%
Other:
Visa/Mastercard income	98	84	14	16.7%
All other	395	418	(23)	-5.5%
Total other	493	502	(9)	-1.8%
Total noninterest income	$5,191	$5,170	$21	0.4%

Year-to-date service charges on deposit accounts declined due to a $268 reduction in overdraft and return check charges and a $108 drop in commercial account fees.  In the last few years, customers have become more conscientious about monitoring their checking account balances to avoid overdraft and return check charges.  In addition, West Bank did not allow point-of-sale transactions to overdraw an account, and therefore, as debit card transactions became more prevalent, potential overdraft fee income declined.  West Bank is changing its policy in the third quarter of 2010 to allow point-of-sale transactions to overdraw an account and potentially charge an overdraft fee if the customer asks for this service.  Service charges on commercial accounts declined due to revised fee schedules implemented in the third quarter of 2009.

Debit card usage fees continued to increase in the second quarter of 2010 and on a year-to-date basis as the Reward Me Checking and other checking product customers expanded the use of this convenient payment method.  We expect these fees will decline due to the Dodd-Frank Act. The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits at a rate that exceeds other internet-based savings accounts.  This fee will remain in place until the deposits have been transferred to a larger institution.  As previously mentioned, this transfer is scheduled to occur on July 31, 2010.

Index

Trust fees increased for the second quarter and year-to-date 2010 due to new business and higher asset values due to gains in the stock market.

Revenue from the sales of residential mortgages into the secondary market improved in the second quarter of 2010 due to higher average gains per loan.  The volume of originations of residential mortgages sold into the secondary market in the second quarter and first six months of 2010 declined approximately 50 percent and 46 percent, respectively, compared to the same time periods in 2009.  The volume of home sales remains low and many consumers refinanced existing mortgage loans in 2009.  The continuing decline in mortgage interest rates to new historic lows along with hiring an additional experienced originator caused an increase in volume late in the second quarter of 2010 compared to first quarter.  We expect revenue for the remainder of 2010 to catch up to the 2009 level due to the combination of low interest rates and having additional staff in place.

The increase in cash value of bank-owned life insurance for the three and six months ended June 30, 2010, was due to slightly higher yields.  As previously discussed, West Bank received tax-exempt income from life insurance proceeds as the result of the death of one of its officers in the first quarter of 2009.

Investment Securities Gains (Losses)

During the second quarter of 2010, a trust preferred security (TPS) issued by Old Second Bancorp, Inc. (Old Second) was determined to be other than temporarily impaired (OTTI).  At the end of June Old Second announced an exchange offer for its outstanding TPSs.  They have offered to exchange common stock for TPSs in a ratio that effectively values the TPSs at 75 percent of face value.  The exchange offer expires August 2, 2010.  We plan to participate in the exchange offer and expect to immediately liquidate the common stock received.  As of June 30, 2010, we have valued this security at $437, which is 70 percent of face value and resulted in an impairment charge of $188.  We further discounted the carrying value from the indicated exchange rate to allow for selling costs and further disruption to the market value of the common stock.

During the second quarter of 2009, West Bank had one pooled TPS with OTTI of $1,013.  Of this amount, $275 was recognized as an impairment loss.  During the first quarter of 2009, the Company recognized impairment losses of $1,415 on two single-issuer TPSs held by West Bank and one unit investment trust held by the Company.  During the first quarter of 2009, West Bank sold agency and municipal available-for-sale investment securities with a book value of approximately $52,890 to take advantage of gains within the portfolio. The realized securities losses of $9 in the second quarter of 2010 and the realized securities gains of $37 for the first six months of 2010 are the result of normal management of the investment portfolio.

Index

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended June 30,
Noninterest expense:	2010	2009	Change	Change %
Salaries and employee benefits	$2,775	$2,473	$302	12.2%
Occupancy	796	1,028	(232)	-22.6%
Data processing	469	447	22	4.9%
FDIC insurance expense	883	1,283	(400)	-31.2%
Other real estate owned expense	550	90	460	511.1%
Professional fees	226	229	(3)	-1.3%
Miscellaneous losses	921	18	903	5016.7%
Goodwill impairment	-	13,376	(13,376)	-100.0%
Other:
Marketing	95	122	(27)	-22.1%
Consulting fees	47	105	(58)	-55.2%
Director fees	90	71	19	26.8%
Insurance expense	96	64	32	50.0%
Bank service charges and fees	143	82	61	74.4%
Deposit operations expense	98	288	(190)	-66.0%
Charitable contributions	37	-	37	N/A
All other	540	528	12	2.3%
Total other	1,146	1,260	(114)	-9.0%
Total noninterest expense	$7,766	$20,204	$(12,438)	-61.6%

	Six Months Ended June 30,
Noninterest expense:	2010	2009	Change	Change %
Salaries and employee benefits	$5,367	$5,200	$167	3.2%
Occupancy	1,597	1,843	(246)	-13.3%
Data processing	902	857	45	5.3%
FDIC insurance expense	1,445	1,736	(291)	-16.8%
Other real estate owned expense	660	125	535	428.0%
Professional fees	474	491	(17)	-3.5%
Miscellaneous losses	988	32	956	2987.5%
Goodwill impairment	-	13,376	(13,376)	-100.0%
Other:
Marketing	192	285	(93)	-32.6%
Consulting fees	123	162	(39)	-24.1%
Director fees	174	130	44	33.8%
Insurance expense	195	130	65	50.0%
Bank service charges and fees	296	155	141	91.0%
Deposit operations expense	190	376	(186)	-49.5%
Charitable contributions	75	200	(125)	-62.5%
All other	1,084	1,200	(116)	-9.7%
Total other	2,329	2,638	(309)	-11.7%
Total noninterest expense	$13,762	$26,298	$(12,536)	-47.7%

The increase in salaries and benefits consisted of 2010 bonus accruals based on year-to-date results.  The second quarter bonus accrual included $125 per the employment agreement between the Company and Mr. Nelson, the new chief executive officer, in consideration for joining the Company.  Most salaries were frozen at 2009 levels until such time as management and the Board believe the current profitability levels are sustainable.  The Board has recently authorized suspension of the salary freeze for the second half of 2010.  The Company is also accruing profit sharing expense at a lower level than was recorded in the first half of 2009 before the accrual was eliminated late in 2009.

Index

The majority of the decline in occupancy expense was due to a 2009 second quarter $190 one-time lease buyout for unused space leased by the Company.  Depreciation expense on furniture and equipment has also declined from the prior year as older equipment has become fully depreciated.

Data processing expense increased as a result of higher costs related to higher volumes of PIN and signature-based debit/ATM card transactions.

Year-to-date and second quarter FDIC insurance expense is lower than 2009 due to the second quarter 2009 emergency special assessment which was imposed on all insured institutions.  The decline was somewhat offset by a rate increase and an increase in the cost of the FDIC’s Transaction Account Guarantee Program (TAG), which has been extended through the end of 2012.  FDIC expense for 2010 is projected to be approximately 10 percent higher than 2009 annual expense due to the rate increase.

Other real estate owned expense increased during the second quarter and first six months of 2010 due to operating and ownership costs for a higher number of properties held.  In the second quarter of 2010 this included a $570 charge to reduce the carrying value of two properties based on updated valuations.

Miscellaneous losses increased due to the total impairment of the Company’s investment in a renewable energy closed-end fund.  The investment consisted of start up expenses for a publicly traded closed-end fund formed to invest in companies involved in the renewable energy sector.  The investment was originally made in support of the Company’s former subsidiary, WB Capital Management Inc., which was to be the fund’s investment manager.   The fund, which has been under development for over two years, is sponsored by the National Corn Growers Association.  It has not closed on its initial public offering and has had limited fundraising success.  The fund’s board of directors has not withdrawn the offering, but the Company believes current market conditions and the lack of fundraising success make it unlikely the fund will succeed.

The 2009 goodwill impairment consisted of writing off all goodwill at West Bank, or $13,376.  The impairment analysis was completed at an interim period in 2009 due to the Company’s common stock price falling to levels below book value.

Marketing expense for 2010 compared to 2009 declined as a result of the timing of planned projects and cost containment efforts.  Consulting fees declined as fees paid in conjunction with the Company’s search for a new chief executive officer in 2010 were less than the 2009 costs for hiring consulting firms to assist in evaluating goodwill for impairment and to assist with investment securities valuations.  Director fees have increased due to additional meetings in conjunction with hiring the new chief executive officer and an agreement to pay the new chairman a monthly fee for his ongoing operational guidance.

Insurance expense has increased 50.0 percent compared to the prior year due to additional directors and officers liability coverage.  West Bank’s service charges and fees paid have increased for the first half of 2010 as a result of retaining an outside party to assist in managing West Bank’s investment portfolio.  Deposit operations expense has declined significantly as costs associated with ACH transactions for the SmartyPig® savings program were transferred to another provider in the third quarter of 2009.  These expenses will decline again when these deposits are transferred to Compass Bank.

Charitable contributions declined in the first six months of 2010 compared to the same time period in 2009 because first quarter 2009 included a contribution of $200 to the West Bancorporation Foundation.  A portion of the previously mentioned 2009 gain on bank-owned life insurance proceeds was used to fund the contribution.

Year-to-date 2010 other expenses declined 9.7 percent as a result of cost containment efforts.

Index

Income Tax Expense (Benefits)

The Company recorded income tax expense on continuing operations of $2,333 for the six months ended June 30, 2010, compared with income tax benefits on continuing operations of ($8,927) for the six months ended June 30, 2009.  The effective income tax rates as a percent of income (loss) on continuing operations before taxes for the second quarter of 2010 and 2009, were an expense of 31.8 percent and a benefit of (40.5) percent, respectively, and were an expense of 28.2 percent and a benefit of (45.2) percent, respectively, for the six months ended June 30, 2010 and 2009.  The effective rate increased in 2010 due to having a lower level of tax-exempt income.  The Company’s consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and the gain on life insurance proceeds in 2009.  The effective tax rate for both years was also impacted by West Bank’s 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.

FINANCIAL CONDITION

Total assets were approximately $1,609,000 as of June 30, 2010, a 2.1 percent increase compared to December 31, 2009.  The increase was primarily due to deposit growth being invested in federal funds sold in anticipation of the transfer of the SmartyPig® related deposits to a larger financial institution.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined $52,666 from December 31, 2009, to $287,812 at June 30, 2010.  The reduction was primarily the result of maturing and called securities and the decision to retain a portion of those proceeds in short-term investments to have those funds readily available to facilitate the transfer of the SmartyPig® related deposits.

As of June 30, 2010, the available for sale investment securities portfolio consists of approximately 41 percent U.S. government agency securities, 26 percent municipal securities, 30 percent government agency-issued mortgage-backed securities, and 3 percent corporate and trust preferred securities.

On a quarterly basis, the Company evaluates the investment securities portfolio and identifies securities with fair value below amortized cost.  The review takes into consideration current market conditions, issuer rating changes and trends, the credit-worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Company’s lack of intent to sell the security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.  The term OTTI is not intended to indicate the decline is permanent, but indicates the prospect for a near-term recovery of value is not necessarily favorable.  Any portion of such a decline in value associated with credit loss is recognized in earnings as an impairment loss with the remaining noncredit-related component being recognized in accumulated other comprehensive income.  As of June 30, 2010, existing unrealized losses of $2,559 for all securities except one pooled TPS are considered to be temporary in nature due to market conditions, not reduced estimated cash flows, and the Company has the ability and the intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.  The Company holds one pooled TPS security, which has been considered OTTI and had an unrealized loss of $3,369 as of June 30, 2010.  The credit loss portion of the unrealized loss was recognized through earnings during 2009, and the remaining unrealized loss is included in accumulated other comprehensive loss.

The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had a June 30, 2010, estimated fair value of $1,222, which resulted in $3,369 of total impairment.  See Note 6 for a discussion on the valuation process for this security.

At June 30, 2010, the most significant risk of a future impairment charge relates to West Bank’s investment in TPSs of other banks.  As of quarter end, three TPSs with a cost basis of $6,743 were valued at $2,308.  Management has concluded that the pooled TPS is considered to be OTTI and, as noted on page 31, the TPS issued by Old Second was determined to be OTTI in the second quarter of 2010.  Any potential future loss that would be considered a credit loss or an increase in the amount of the unrealized loss attributed to credit would negatively impact net income and regulatory capital; however, as previously noted, the fair value adjustment at June 30, 2010, has already been recorded against equity.  The Company owns one other TPS through West Bank’s investment portfolio.  This security is issued by Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company.  Heartland, according to public information, is well-capitalized and profitable.  While the market values this security at 30 percent of our cost, we have no reason at this time to believe West Bank will not receive its entire principal and interest over the life of this security.  West Bank’s cost of this security is $1,715.

Index

Loans and Nonperforming Assets

Loans outstanding declined $59,489 from December 31, 2009, to June 30, 2010.  The reduction was primarily attributable to payoffs in all loan categories exceeding advances on new loans.  Despite its interest in making loans to credit-worthy borrowers, West Bank is receiving fewer new loan requests compared to a year ago.  Total loans are not expected to grow in the third quarter of 2010.

The following tables show a breakdown of the three major components of West Bank’s loan portfolio (commercial, construction, and commercial real estate) as of June 30, 2010, and December 31, 2009.

Commercial loans:	June 30, 2010		December 31, 2009
	$	%	$	%
Finance and insurance	$92,473	27%	$88,960	25%
Real estate and rental/leasing	40,123	12%	42,747	12%
Manufacturing	32,375	9%	41,112	12%
Publishing, broadcasting and information services	28,917	8%	28,987	8%
Construction	9,298	3%	5,019	1%
Wholesale trade	14,815	4%	10,946	3%
Building trades	16,360	5%	20,121	6%
Transportation and warehousing	12,336	3%	12,367	3%
Retail	9,361	3%	10,125	3%
Arts, entertainment and recreation	13,973	4%	11,091	3%
Other	74,093	22%	85,545	24%
	$344,124	100%	$357,020	100%

Construction, land, and land development loans:	June 30, 2010		December 31, 2009
	$	%	$	%
Land development:
1-4 family	$18,607	14%	$19,092	13%
Other construction and development	31,350	24%	38,863	26%
Land:
Agricultural	11,413	9%	12,798	8%
Construction:
1-4 family:
Owner occupied	7,458	6%	4,325	3%
Nonowner occupied	10,771	8%	20,466	14%
Multifamily	4,806	3%	8,899	6%
Industrial, commercial and other	46,884	36%	44,062	30%
	$131,289	100%	$148,505	100%

Commercial real estate loans:	June 30, 2010		December 31, 2009
	$	%	$	%
Owner occupied	$200,464	51%	$203,432	49%
Nonowner occupied:
Medical/retirement	51,453	13%	51,731	13%
Retail	42,430	11%	47,225	12%
Multifamily	33,917	9%	34,321	8%
Office	23,946	6%	38,424	9%
Warehouse	14,289	4%	15,123	4%
Hotel	8,630	2%	8,440	2%
Other	16,834	4%	13,743	3%
Total nonowner occupied	191,499	49%	209,007	51%
	$391,963	100%	$412,439	100%

Index

The following table sets forth the amount of nonperforming loans by category and other nonperforming assets held by the Company and common ratio measurements of those items.

	June 30, 2010	December 31, 2009	Change
Nonaccrual loans:
Commercial	$7,106	$9,846	$(2,740)
Real estate:
Construction, land, and land development	361	1,399	(1,038)
1-4 family residential	711	863	(152)
Commercial	2,113	214	1,899
Consumer and other loans	1,154	28	1,126
Total nonaccrual loans	11,445	12,350	(905)
Loans past due 90 days and still accruing interest:
Commercial	-	-	-
Real estate:
Construction, land, and land development	-	-	-
1-4 family residential	-	-	-
Commercial	158	-	158
Consumer and other loans	-	1,150	(1,150)
Total past due 90 days and still accruing interest	158	1,150	(992)
Trouble debt restructured loans:
Commercial	973	6,168	(5,195)
Real estate:
Construction, land, and land development	1,205	84	1,121
1-4 family residential	521	523	(2)
Commercial	9,483	6,024	3,459
Consumer and other loans	157	18	139
Total troubled debt restructured loans	12,339	12,817	(478)
Total nonperforming loans	23,942	26,317	(2,375)
Other real estate owned	24,637	25,350	(713)
Nonaccrual investment securities	1,659	1,282	377
Total nonperforming assets	$50,238	$52,949	$(2,711)

Nonperforming loans to total loans	2.49%	2.58%	-0.09%
Nonperforming assets to total assets	3.12%	3.36%	-0.24%

Index

The following table sets forth the activity within each category of nonperforming loans and assets for the six months ended June 30, 2010.

	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	-	-	-	-	-	86	86
Additions	3,357	2,200	5,009	10,566	4,753	625	15,944
Transfers:
Past due to nonaccrual	1,447	(1,447)	-	-	-	-	-
Troubled debt to nonaccrual	55	-	(55)	-	-	-	-
Nonaccrual to OREO	(1,146)	-	-	(1,146)	1,146	-	-
Upgrade in classification	(712)	(1,550)	(5,246)	(7,508)	-	-	(7,508)
Sales	-	-	-	-	(5,950)	(146)	(6,096)
Subsequent writedowns/impairment	-	-	-	-	(662)	(188)	(850)
Charge-offs	(1,265)	(8)	-	(1,273)	-	-	(1,273)
Payments	(2,641)	(187)	(186)	(3,014)	-	-	(3,014)
Balance at end of period	$11,445	$158	$12,339	$23,942	$24,637	$1,659	$50,238

Total nonperforming assets have declined 5.1 percent since the end of 2009.  As indicated in the tables above, the decline in nonperforming assets is spread across all nonperforming categories except nonaccrual investment securities.  The determination that the Old Second TPS was OTTI accounts for that increase.  Management is devoting a great deal of effort to monitoring these nonperforming assets, and West Bank loan officers are in frequent contact with loan customers to aid in working through any potential problem loans.

We place troubled debt restructured loans on accrual status at the time of restructuring.  The terms of the restructuring are predicated on data that indicate the borrower is capable of making payments based on the new terms.  If a loan has been placed on nonaccrual status at some point during its life, the loan may generally be returned to an accrual status after six months of payment performance.  The current troubled debt restructured (TDR) loans have had no portion of the loan charged off.  The majority of TDRs are due to term extension and are done at market interest rates.

The payment history of the customer, along with a current analysis of its cash flow, is used to determine the restructured terms.  Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial statements and tax returns are obtained and analyzed.  A current assessment of collateral is performed.  The approval process for restructured loans is the same as that for new loans.

The following table provides the composition of other real estate owned as of the dates shown.

	June 30, 2010	December 31, 2009
Construction, land development, and other land	$13,427	$8,596
1-4 family residential properties	277	1,853
Multifamily	1,859	2,065
Commercial properties	9,074	12,836
	$24,637	$25,350

West Bank is actively marketing the assets included in the table above.  Unfortunately, demand for commercial real estate and development land is weak.  Valuations of other real estate owned are periodically performed by management so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  At June 30, 2010, the construction and land development category includes nine properties.  The 1-4 family properties consist of four homes and the multifamily category consists of a 22-unit townhome project, with 16 of the townhome units currently rented.  The commercial properties consist of six properties, including five commercial facilities and a private golf course.

Index

During the second quarter of 2010, the carrying value for land developed for single family and multifamily use was reduced by $220.  Also, the carrying value of a land development project and a 22-unit townhome project, which is adjacent to the land development project, was reduced by $350.  Both of these adjustments were based on updated valuations.  These reductions in carrying value were charged directly to earnings.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 7 and 8 to the Financial Statements.

Deposits

Total deposits as of June 30, 2010, increased to $1,275,387, or 2.3 percent, compared to December 31, 2009.  The overall increase in certificates of deposit consisted of a $56,862 increase in Certificate of Deposit Account Registry Service (CDARS) deposits.  CDARS is a program that coordinates, on a reciprocal basis, a network of banks to spread out deposits exceeding the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits.  Customers seem to be keeping their funds in insured products rather than placing them in more volatile investments.  This was also seen in regular savings accounts as the balances increased $3,663 compared to the end of 2009.  This is a category of deposits that had been experiencing declining balances in the past few years.  Money market accounts also increased $4,882 in the first six months of 2010.

As expected with the previously mentioned May 2010 implementation of tiered pricing for the SmartyPig® savings program, these deposits declined by approximately $20,000 in the first six months of 2010.  See the Net Interest Margin heading for further information regarding the SmartyPig® savings program.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $58,982 at June 30, 2010, compared to $40,342 at December 31, 2009.  The increase was principally in federal funds purchased, which consists of funds sold to West Bank by five Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan Option Notes.  FHLB advances declined $20,000 during the first six months of 2010, due to a maturity in March of this year.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank’s asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $283,873 as of June 30, 2010, compared with $131,495 as of December 31, 2009.  West Bank had additional borrowing capacity available from the FHLB of approximately $58,600 at June 30, 2010.  In addition, West Bank has $73,000 in borrowing capacity available through unsecured and $10,000 of secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of June 30, 2010.  Net cash from continuing operating activities contributed $13,226 and $3,938 to liquidity for the six months ended June 30, 2010 and 2009, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at June 30, 2010.

As previously discussed, as of June 30, 2010, deposits included $167,288 related to the SmartyPig® savings program.  Those deposits should be transferred to Compass Bank on July 31, 2010.  The high level of liquid assets held by the Company as of June 30, 2010, is sufficient to accommodate this transfer.

Index

On December 31, 2008, the Company received $36 million from the U.S. Department of the Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the Capital Purchase Program (CPP).  The senior preferred shares qualify as tier I capital for regulatory purposes, rank senior to common stock, and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors and management believed it was prudent to participate in the CPP because (i) the cost of capital under the program was significantly lower than the cost of capital otherwise available to the Company at the time, and (ii) despite being well-capitalized, additional capital provided the Company and West Bank additional flexibility to meet future capital needs during the highly uncertain economic environment.  Management does not anticipate repaying the CPP funds in 2010.

The Company’s total stockholders’ equity increased to $140,024 at June 30, 2010, from $133,059 at December 31, 2009.  Total equity increased due to the year-to-date net income less preferred stock dividends paid.  Total stockholders' equity was 8.70 and 8.45 percent of total assets as of June 30, 2010, and December 31, 2009, respectively.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier I capital to risk-weighted assets and of tier I capital to average assets.  West Bank has agreed with the IDOB to maintain a total capital ratio of at least 12.0 percent and a tier I capital ratio of at least 8.0 percent.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2010.  Prompt corrective action provisions are not applicable to the Company.  West Bank’s ratios exceed the level required to be well-capitalized.

Index

The Company’s and West Bank’s capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$173,650	15.6%	$89,024	8.0%	n/a	n/a
West Bank	169,858	15.3	88,631	8.0	$110,789	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	159,651	14.3	44,512	4.0	n/a	n/a
West Bank	145,920	13.2	44,316	4.0	66,473	6.0

Tier I Capital (to Average Assets)
Consolidated	159,651	9.6	66,388	4.0	n/a	n/a
West Bank	145,920	8.8	66,201	4.0	82,751	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,217	14.3%	$96,441	8.0%	n/a	n/a
West Bank	166,795	13.9	95,991	8.0	$119,989	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	157,098	13.0	48,220	4.0	n/a	n/a
West Bank	141,745	11.8	47,995	4.0	71,993	6.0

Tier I Capital (to Average Assets)
Consolidated	157,098	9.8	64,180	4.0	n/a	n/a
West Bank	141,745	8.9	64,013	4.0	80,016	5.0

Intangible assets ($198) are not included in capital or assets when calculating regulatory capital ratios.  The Company’s tangible common equity ratio at June 30, 2010, was 6.56 percent, compared to 6.27 percent at December 31, 2009.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company’s interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2010, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2009.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2010 changed when compared to 2009.

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

Index

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

Index

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

West Bancorporation, Inc.
(Registrant)

July 30, 2010	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

July 30, 2010	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends	45
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	46
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	47
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	48
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	49