Form 10-Q
period 2010-09-30
WEST BANCORPORATION INC
filed 2010-10-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes  ☐                      No  ☒

As of October 28, 2010, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$32,979	$27,923
Federal funds sold and other short-term investments	55,608	103,572
Cash and cash equivalents	88,587	131,495
Securities available for sale	258,780	340,478
Federal Home Loan Bank stock, at cost	11,055	10,791
Loans held for sale	3,167	332
Loans	926,465	1,020,710
Allowance for loan losses	(19,085)	(19,126)
Loans, net	907,380	1,001,584
Premises and equipment, net	5,171	5,290
Accrued interest receivable	5,642	5,502
Bank-owned life insurance	25,190	25,400
Other real estate owned	19,740	25,350
Deferred tax assets	10,009	12,823
Other assets	14,430	16,009
Total assets	$1,349,151	$1,575,054
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$234,120	$206,412
Interest-bearing demand	160,155	162,305
Savings	259,104	442,137
Time of $100,000 or more	268,531	271,145
Other time	112,292	164,618
Total deposits	1,034,202	1,246,617
Federal funds purchased and securities sold under agreements to repurchase	35,393	40,342
Other short-term borrowings	1,785	2,553
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	125,000
Accrued expenses and other liabilities	6,971	6,864
Total liabilities	1,203,970	1,441,995
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per	34,387	34,024
share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at
September 30, 2010, and December 31, 2009
Common stock, no par value; authorized 50,000,000 shares; 17,403,882	3,000	3,000
shares issued and outstanding at September 30, 2010, and December 31, 2009
Additional paid-in capital	34,387	34,387
Retained earnings	74,129	65,959
Accumulated other comprehensive loss	(722)	(4,311)
Total stockholders' equity	145,181	133,059
Total liabilities and stockholders' equity	$1,349,151	$1,575,054

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans, including fees	$13,285	$14,914	$40,516	$45,038
Securities:
U.S. Treasury, government agencies and corporations	564	694	2,032	1,913
States and political subdivisions	740	1,096	2,480	3,316
Corporate notes and other investments	479	439	1,223	798
Federal funds sold and other short-term investments	116	73	446	384
Total interest income	15,184	17,216	46,697	51,449
Interest expense:
Demand deposits	513	704	1,737	1,852
Savings deposits	683	1,295	3,657	2,826
Time deposits	1,838	2,673	5,653	10,564
Federal funds purchased and securities sold under agreements	52	65	170	240
to repurchase
Subordinated notes	371	371	1,101	1,101
Long-term borrowings	1,030	1,335	3,285	3,961
Total interest expense	4,487	6,443	15,603	20,544
Net interest income	10,697	10,773	31,094	30,905
Provision for loan losses	2,000	3,000	5,400	21,500
Net interest income after provision for loan losses	8,697	7,773	25,694	9,405
Noninterest income:
Service charges on deposit accounts	867	1,078	2,525	3,120
Debit card usage fees	338	296	994	825
Service fee from SmartyPig, LLC	253	—	1,314	—
Trust services	210	222	616	581
Gains and fees on sales of residential mortgages	571	324	1,044	859
Increase in cash value of bank-owned life insurance	220	199	664	562
Gain from bank-owned life insurance	420	—	420	840
Other income	228	232	721	734
Total noninterest income	3,107	2,351	8,298	7,521
Investment securities gains (losses), net:
Total other than temporary impairment losses	(117)	(986)	(305)	(3,414)
Portion of loss recognized in other comprehensive income	—	159	—	897
(loss) before taxes
Net impairment losses recognized in earnings	(117)	(827)	(305)	(2,517)
Realized securities gains, net	16	507	53	1,960
Investment securities (losses), net	(101)	(320)	(252)	(557)
Noninterest expense:
Salaries and employee benefits	2,813	2,294	8,180	7,494
Occupancy	806	794	2,403	2,637
Data processing	464	455	1,366	1,312
FDIC insurance expense	835	531	2,280	2,267
Other real estate owned expense	(3)	90	657	215
Professional fees	230	313	704	804
Miscellaneous losses	220	27	1,208	59
Goodwill impairment	—	—	—	13,376
Other expenses	1,216	1,404	3,545	4,042
Total noninterest expense	6,581	5,908	20,343	32,206
(Continued on next page)

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations (continued)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Income (loss) before income taxes	$5,122	$3,896	$13,397	$(15,837)
Income taxes (benefits)	1,181	906	3,514	(8,021)
Income (loss) from continuing operations	3,941	2,990	9,883	(7,816)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,048)	—	(10,394)
Income taxes (benefits)	—	37	—	(777)
Loss from discontinued operations	—	(1,085)	—	(9,617)
Net income (loss)	3,941	1,905	9,883	(17,433)
Preferred stock dividends and accretion of discount	(572)	(571)	(1,713)	(1,708)
Net income (loss) available to common stockholders	$3,369	$1,334	$8,170	$(19,141)

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share from
continuing operations	$0.19	$0.14	$0.47	$(0.55)
Basic and diluted (loss) per common share from
discontinued operations	$—	$(0.06)	$—	$(0.55)
Basic and diluted earnings (loss) per common share	$0.19	$0.08	$0.47	$(1.10)
Cash dividends per common share	$—	$—	$—	$0.09

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$3,941	$1,905	$9,883	$(17,433)
Other comprehensive income (loss):
Securities for which a portion of an other than temporary
impairment has been recorded in earnings:
Unrealized holding gains (losses) arising during the period	(8)	(174)	78	(1,187)
Loss recognized in earnings	117	15	117	290
Net unrealized gains (losses) on securities with other than	109	(159)	195	(897)
temporary impairment before tax (expense) benefit
Tax (expense) benefit	(41)	61	(74)	341
Net unrealized gains (losses) on securities with	68	(98)	121	(556)
other than temporary impairment, net of tax,
in other comprehensive income (loss)
Other securities:
Unrealized holding gains arising during the period	2,594	3,492	5,459	5,034
Realized net (gains) recognized into net income	(16)	(507)	(53)	(1,960)
Realized impairment losses reclassified into net income	—	812	188	2,227
Net unrealized gains on other securities before tax expense	2,578	3,797	5,594	5,301
Tax expense	(980)	(1,444)	(2,126)	(2,016)
Net unrealized gains on other securities, net of tax,	1,598	2,353	3,468	3,285
in other comprehensive income (loss)
Other comprehensive income (loss)	$5,607	$4,160	$13,472	$(14,704)

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2009	$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Cumulative effect accounting adjustment,
net of tax (1)	—	—	—	1,625	(1,625)	—
Net (loss)	—	—	—	(17,433)	—	(17,433)
Other comprehensive income, unrealized
gains on securities, net of reclassification
adjustment, net of tax	—	—	—	—	2,729	2,729
Preferred stock discount accretion	358	—	—	(358)	—	—
Preferred stock issuance costs	—	—	(65)	—	—	(65)
Cash dividends declared, $0.09 per
common share	—	—	—	(1,566)	—	(1,566)
Preferred stock dividends declared	—	—	—	(1,350)	—	(1,350)
Balance, September 30, 2009	$33,906	$3,000	$34,387	$63,711	$(2,626)	$132,378

Balance, January 1, 2010	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	—	—	—	9,883	—	9,883
Other comprehensive income, unrealized
gains on securities, net of reclassification
adjustment, net of tax	—	—	—	—	3,589	3,589
Preferred stock discount accretion	363	—	—	(363)	—	—
Preferred stock dividends declared	—	—	—	(1,350)	—	(1,350)
Balance, September 30, 2010	$34,387	$3,000	$34,387	$74,129	$(722)	$145,181

(1) Represents reclassifications of noncredit-related components of previously recorded other than temporary losses pursuant to the adoption of FSP 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments, now included as part of FASB ASC Topic 320, Investments-Debt and Equity Securities.

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$9,883	$(17,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,400	21,500
Goodwill impairment of banking operations	—	13,376
Goodwill impairment of discontinued operations	—	11,160
Net amortization and accretion	1,095	548
(Gain) loss on disposition of premises and equipment	(2)	4
Securities gains, net	(53)	(1,960)
Investment securities impairment losses	305	2,517
Proceeds from sales of loans held for sale	47,470	58,052
Originations of loans held for sale	(50,305)	(58,186)
Gain on sale of other real estate owned	(355)	(64)
Gain from bank-owned life insurance	(420)	(840)
Increase in value of bank-owned life insurance	(664)	(562)
Depreciation	443	521
Deferred income taxes	615	(7,957)
Other	—	(1,543)
Change in assets and liabilities:
Increase in accrued interest receivable	(140)	(474)
Decrease (increase) in other assets	3,414	(2,938)
Increase (decrease) in accrued expenses and other liabilities	107	(63)
Net cash provided by operating activities - continuing operations	16,793	15,658
Net cash provided by operating activities - discontinued operations	—	1,046
Net cash provided by operating activities	16,793	16,704
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	232,825	133,027
Purchases of securities available for sale	(146,566)	(160,269)
Purchases of Federal Home Loan Bank stock	(1,120)	(2,249)
Proceeds from redemption of Federal Home Loan Bank stock	856	—
Net decrease in loans	88,928	2,998
Net proceeds from sales of other real estate owned	5,180	4,397
Proceeds from sales of premises and equipment	9	2
Purchases of premises and equipment	(331)	(944)
Proceeds of principal and earnings from bank-owned life insurance	—	1,493
Net cash provided by (used in) investing activities - continuing operations	179,781	(21,545)
Net cash (used in) investing activities - discontinued operations	—	(20)
Net cash provided by (used in) investing activities	179,781	(21,565)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(212,415)	6,016
Net decrease in federal funds purchased and securities sold
under agreements to repurchase	(4,949)	(44,667)
Net (decrease) increase in other short-term borrowings	(768)	1,615
Principal payments on long-term borrowings	(20,000)	—
Common stock cash dividends	—	(1,566)
Preferred stock dividends paid	(1,350)	(1,125)
Preferred stock issuance costs	—	(65)
Net cash (used in) financing activities - continuing operations	(239,482)	(39,792)
Net cash (used in) financing activities - discontinued operations	—	—
Net cash (used in) financing activities	(239,482)	(39,792)
(Continued on next page)

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(unaudited)	Nine Months Ended September 30,
(in thousands)	2010	2009
Net decrease in cash and cash equivalents	$(42,908)	$(44,653)
Cash and Cash Equivalents:
Beginning	131,495	196,969
Ending	$88,587	$152,316

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,834	$21,394
Income taxes	1,742	2,276
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$6,531	$18,121
Transfer of other real estate owned to loans	6,655	—
Bank-owned life insurance death benefit receivable	1,294	—

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 2010 and 2009, and the consolidated balance sheets as of September 30, 2010, and December 31, 2009, include the accounts of West Bancorporation, Inc. (the Company), West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with generally accepted accounting principles (GAAP), West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.  See Note 4 for additional details.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2010, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

3.  Current Accounting Developments

In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance is included in the Codification as ASC 860.  The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company's financial position or statement of operations.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is included in the Codification as part of ASC 810.  The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company's financial position or statement of operations.

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  See Note 8 for a discussion of fair value measurement. The guidance requires additional disclosure in two areas:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.  Increased disclosures regarding the transfers in/out of Level 1 and 2 are required for interim and annual periods beginning after December 15, 2009.  Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.  This guidance is included in the Codification as part of ASC 820. The adoption of both parts of this guidance did not have a material impact on the Company's consolidated financial position or statement of operations.

In July 2010, the FASB issued guidance for improving disclosures about an entity's allowance for loan losses and the credit quality of its loans.  The guidance requires additional disclosure to facilitate financial statement users' evaluation of the following: (1) the nature of credit risk inherent in the entity's loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The Company is currently evaluating the disclosure requirements of this guidance, and does not expect it to have a material impact on the Company's consolidated financial position or statement of operations.

4.  Discontinued Operations

A former subsidiary, WB Capital, was sold effective December 31, 2009.  The results of operations and cash flows of WB Capital have been reflected on those statements as discontinued operations for the prior year periods reported.

The results of discontinued operations consisted of the following for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss from discontinued operations:
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Net interest income	—	—	—	—
Noninterest income	—	1,594	—	4,687
Noninterest expense	—	2,642	—	15,081
Loss from discontinued operations before income taxes	—	(1,048)	—	(10,394)
Income taxes (benefits)	—	37	—	(777)
Loss from discontinued operations	$—	$(1,085)	$—	$(9,617)

WB Capital was the only activity in the Company's previously reported investment advisory segment disclosures.  The remainder of the Company was reported in the banking segment.  Therefore, the Company is no longer disclosing segment information.

5.  Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and OTTI of available for sale investment securities, the valuation of other real estate owned, and the allowance for loan losses.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  The Company evaluates each of its investment securities whose value has declined below amortized cost to assess whether the decline in fair value is OTTI.  The investment portfolio is evaluated for OTTI by segregating the portfolio into two segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests in securitized financial assets, including asset-backed securities and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets.

In determining OTTI under the FASB ASC 320 model, the review takes into consideration the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as the Company's lack of intent to sell the security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325. Under the FASB ASC 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

6.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive (loss), and estimated fair value by security type as of September 30, 2010, and December 31, 2009.  Included in gross unrealized losses as of September 30, 2010, is an OTTI loss of $3,260 relating to a pooled trust preferred security (TPS), which represents the noncredit-related portion of the overall impairment.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$101,710	$729	$—	$102,439
State and political subdivisions	62,750	1,481	(77)	64,154
Mortgage-backed securities (1)	82,748	1,565	—	84,313
Trust preferred securities	6,191	—	(4,322)	1,869
Corporate notes and other investments	6,547	20	(562)	6,005
	$259,946	$3,795	$(4,961)	$258,780

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$177,940	$190	$(240)	$177,890
State and political subdivisions	88,831	823	(1,719)	87,935
Mortgage-backed securities (1)	64,897	141	(460)	64,578
Trust preferred securities	6,926	—	(4,859)	2,067
Corporate notes and other investments	8,839	28	(859)	8,008
	$347,433	$1,182	$(8,137)	$340,478

(1)	All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $151,148 and $170,211 as of September 30, 2010, and December 31, 2009, respectively, were pledged as collateral on securities sold under agreements to repurchase, other short-term borrowings, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of September 30, 2010, are shown by contractual maturity in the following table.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	September 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$5,817	$5,834
Due after one year through five years	110,835	110,871
Due after five years through ten years	22,424	23,087
Due after ten years	38,122	34,675
	177,198	174,467
Mortgage-backed securities	82,748	84,313
	$259,946	$258,780

Realized gains and losses on sales of securities available for sale are computed on a specific identification basis and are based on amortized cost.  The details of the sales of securities are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$10,096	$53,694	$77,717	$108,037
Gross gains on sales	326	722	412	2,175
Gross losses on sales	(310)	215	(359)	215

See Note 5 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2010, and December 31, 2009.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	6,173	(19)	2,008	(58)	8,181	(77)
Mortgage-backed securities	—	—	—	—	—	—
Trust preferred securities	—	—	1,869	(4,322)	1,869	(4,322)
Corporate notes and other investments	—	—	3,427	(562)	3,427	(562)
	$6,173	$(19)	$7,304	$(4,942)	$13,477	$(4,961)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$42,535	$(240)	$—	$—	$42,535	$(240)
State and political subdivisions	31,433	(1,159)	11,652	(560)	43,085	(1,719)
Mortgage-backed securities	47,644	(460)	—	—	47,644	(460)
Trust preferred securities	—	—	2,067	(4,859)	2,067	(4,859)
Corporate notes and other investments	—	—	3,128	(859)	3,128	(859)
	$121,612	$(1,859)	$16,847	$(6,278)	$138,459	$(8,137)

As of September 30, 2010, the available for sale investment portfolio included six municipal securities, two TPSs, and one corporate note with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in state and political subdivisions are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at September 30, 2010.

The Company believes the unrealized loss of $1,062 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at September 30, 2010.

As of September 30, 2010, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,213 at September 30, 2010.  The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and then the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of LIBOR + 14% (a lifetime average all-in discount rate of approximately 17%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted at the original purchased yield of 6.33% through March 2011 and then LIBOR plus 1.25% thereafter.

The consulting firm first evaluates the credit quality of each underlying issuer within the TPS by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of trust preferred securities and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no collateral will prepay over the life of the TPS.  In light of generally weakening collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply a larger amount of issuer defaults during the next three years than that which had been experienced historically, and a gradual leveling off of defaults thereafter.

Based on the valuation work performed, an additional credit loss of $117 was recognized in third quarter 2010 earnings.  The unrealized loss of $3,260 is reflected in accumulated other comprehensive (loss), net of taxes of $1,239.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

During the third quarter of 2010, a single-issuer TPS, which was issued by Old Second Bancorp, Inc., was sold with a realized loss of $304. A previously announced exchange offer for this security was withdrawn by the issuer during the third quarter. Management made the decision to eliminate future potential losses on this security by selling West Bank's entire investment.

The following tables detail information for each individual and pooled TPS owned as of September 30, 2010, and December 31, 2009.

As of September 30, 2010:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,213	$(3,260)	Ca	52	19.6%	20.5%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,718	656	(1,062)	NR	n/a	n/a	n/a	n/a

As of December 31, 2009:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	4,591	1,136	(3,455)	Ca	58	18.2%	19.6%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,710	594	(1,116)	NR	n/a	n/a	n/a	n/a
Old Second Capital Trust I	Single	n/a	625	337	(288)	NR	n/a	n/a	n/a	n/a

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

The Company's unrealized loss on an investment in one corporate bond is due to market conditions, not estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider this investment to be OTTI at September 30, 2010.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$310	$275	$310	$—
Current period credit loss recognized in earnings	117	15	117	290
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to sell or
requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to be collected	—	—	—	—
Balance at end of period	$427	$290	$427	$290

The components of accumulated other comprehensive (loss), presented net of taxes, are shown in the following table:

	September 30, 2010	December 31, 2009
Accumulated other comprehensive (loss):
Unrealized (losses) on available for sale securities for which a portion of other than temporary impairment has been recorded in earnings, net of tax
of $1,239 and $1,313, respectively	$(2,021)	$(2,142)
Unrealized gains (losses) on available for sale securities which are not other
than temporarily impaired, net of tax of ($796) and $1,330, respectively	1,299	(2,169)
	$(722)	$(4,311)

7.  Impaired Loans and Allowance for Loan Losses

A loan is impaired when it is probable that West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  The following is a recap of impaired loans at the dates shown:

	September 30, 2010	December 31, 2009
Impaired loans without an allowance	$10,943	$16,809
Impaired loans with an allowance	23,342	24,745
Total impaired loans	$34,285	$41,554
Allowance for loan losses related to impaired loans	$3,827	$4,935

The following table reconciles the balance of nonaccrual loans with impaired loans carried at fair value as of the dates shown.

	September 30, 2010	December 31, 2009
Nonaccrual loans	$11,252	$12,350
Troubled debt restructured loans	5,194	12,817
Other impaired loans still accruing interest	17,839	16,387
Total impaired loans	$34,285	$41,554

Of the total amount of impaired loans, as of September 30, 2010, and December 31, 2009, $6,226 (18%) and $6,648 (16%), respectively, were not real estate collateral dependent.  Additionally, $16,037 (47%) and $8,311 (20%) of impaired loans were real estate collateral dependent as of September 30, 2010, and December 31, 2009, respectively, but were not supported by an appraisal less than 12 months old.  The remaining $12,022 (35%) as of September 30, 2010, and $26,595 (64%) as of December 31, 2009, of impaired loans were real estate collateral dependent loans and supported by current (less than 12 months old) appraised values of qualified licensed appraisers.

We generally obtain appraisals at any point in the lending relationship when we believe a loan may be impaired.  There have been no significant time lapses during this process.  If it is determined we have a collateral shortfall as a result of this reappraisal, we either establish a specific reserve against the loan or realize a partial charge-off to recognize our collateral deficiency.  These entries are made no less frequently than quarterly.  In the event the process for establishing a revised value for real estate collateral bridges two separate reporting periods, a specific reserve may be made against the loan to reflect management's best estimate of the collateral deficiency.  This reserve is based on the appraisal on file, with adjustments made based on management's familiarity with current market conditions.

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

Changes in the allowance for loan losses were as follows for the periods shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Balance at beginning of period	$21,091	$23,662	$(2,571)	$19,126	$15,441	$3,685
Charge-offs	(4,402)	(7,131)	2,729	(6,085)	(17,684)	11,599
Recoveries	396	127	269	644	401	243
Net charge-offs	(4,006)	(7,004)	2,998	(5,441)	(17,283)	11,842
Provision charged to operations	2,000	3,000	(1,000)	5,400	21,500	(16,100)
Balance at end of period	$19,085	$19,658	$(573)	$19,085	$19,658	$(573)

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

The Company's balance sheet contains securities available for sale that are recorded at fair value on a recurring basis.  The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  An example is U.S. Treasury securities.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.  Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management's best estimates.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2010, and December 31, 2009:

	September 30, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$102,439	$—	$102,439	$—
State and political subdivisions	64,154	—	64,154	—
Mortgage-backed securities	84,313	—	84,313	—
Trust preferred securities	1,869	—	656	1,213
Corporate notes and other investments	6,005	—	6,005	—
Total	$258,780	$—	$257,567	$1,213

	December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$177,890	$—	$177,890	$—
State and political subdivisions	87,935	—	87,935	—
Mortgage-backed securities	64,578	—	64,578	—
Trust preferred securities	2,067	—	931	1,136
Corporate notes and other investments	8,008	—	8,008	—
Total	$340,478	$—	$339,342	$1,136

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$1,659	$1,316	$1,136	$2,325
Transfer into level 3	—	—	625	250
Total gains or (losses):
Included in earnings	(117)	(191)	(305)	(466)
Included in other comprehensive income	109	41	195	(897)
Sale of security	(438)	—	(438)	—
Principal payments	—	—	—	(46)
Ending balance	$1,213	$1,166	$1,213	$1,166

The previous table includes one pooled TPS and one single-issuer TPS.  The Old Second Bancorp TPS was transferred to Level 3 from Level 2 effective on the date of the announcement of an exchange offer in June 2010.  The exchange offer was subsequently withdrawn and the security was sold in the third quarter of 2010.  See Note 6 for a detailed discussion of the valuation of both of these securities.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets carried on the balance sheet by caption and by level within the valuation hierarchy as of September 30, 2010, and December 31, 2009:

	September 30, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$19,515	$—	$—	$19,515
Other real estate owned	19,740	—	—	19,740
Total	$39,255	$—	$—	$39,255

	December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$19,810	$—	$—	$19,810
Other real estate owned	25,350	—	—	25,350
Total	$45,160	$—	$—	$45,160

Loans in the tables above consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable, and fair value is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management's judgment concerning changes in market conditions from the time of valuation, and/or management's evaluation of the client and client's business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property, less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

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

The following table includes the carrying amounts and approximate fair values as of the dates shown:

	September 30, 2010		December 31, 2009
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$32,979	$32,979	$27,923	$27,923
Federal funds sold and other short-term investments	55,608	55,608	103,572	103,572
Securities available for sale	258,780	258,780	340,478	340,478
Federal Home Loan Bank stock	11,055	11,055	10,791	10,791
Loans held for sale	3,167	3,213	332	332
Loans, net	907,380	915,431	1,001,584	1,006,217
Accrued interest receivable	5,642	5,642	5,502	5,502
Financial liabilities:
Deposits	1,034,203	1,038,353	1,246,617	1,250,163
Federal funds purchased and securities sold under
agreements to repurchase	35,393	35,393	40,342	40,342
Other short-term borrowings	1,785	1,785	2,553	2,553
Accrued interest payable	1,525	1,525	1,756	1,756
Subordinated notes	20,619	17,966	20,619	14,387
FHLB advances	105,000	113,579	125,000	122,177
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

9.  Earnings (Loss) per Common Share

Basic earnings (loss) per common share from continuing and discontinued operations are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  Diluted earnings (loss) per common share from continuing and discontinued operations reflect the potential dilution that could occur if the Company's outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and nine months ended September 30, 2010 and 2009, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$3,941	$2,990	$9,883	$(7,816)
Loss from discontinued operations	—	(1,085)	—	(9,617)
Net income (loss)	3,941	1,905	9,883	(17,433)
Preferred stock dividends	(450)	(450)	(1,350)	(1,350)
Preferred stock discount accretion	(122)	(121)	(363)	(358)
Net income (loss) available to common stockholders	$3,369	$1,334	$8,170	$(19,141)

Weighted average common shares outstanding	17,404	17,404	17,404	17,404
Common stock warrant*	—	—	—	—
Diluted weighted average common shares outstanding	17,404	17,404	17,404	17,404

Basic earnings (loss) per common share from
continuing operations	$0.19	$0.14	$0.47	$(0.55)
Basic (loss) per common share from
discontinued operations	$—	$(0.06)	$—	$(0.55)
Basic earnings (loss) per common share	$0.19	$0.08	$0.47	$(1.10)

Diluted earnings (loss) per common share from
continuing operations	$0.19	$0.14	$0.47	$(0.55)
Diluted (loss) per common share from
discontinued operations	$—	$(0.06)	$—	$(0.55)
Diluted earnings (loss) per common share	$0.19	$0.08	$0.47	$(1.10)

*The average closing price of the Company's common stock for the three and nine months ended September 30, 2010, was $6.37 and $6.52, respectively, and was $5.47 and $6.91, respectively, for the three and nine months ended September 30, 2009.  These were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

10.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of the dates shown:

	September 30, 2010	December 31, 2009
Allowance for loan losses	$7,252	$7,268
Intangibles	2,328	2,517
Net unrealized losses on securities available for sale	443	2,643
Equity security impairment	—	144
Alternative minimum tax credit and other credits	218	909
State net operating loss carryforward	361	296
Capital loss carryforward	3,699	3,269
Other	(232)	(514)
Net deferred tax assets before valuation allowance	14,069	16,532
Valuation allowance	(4,060)	(3,709)
Net deferred tax assets	$10,009	$12,823

The decline in deferred tax assets since December 31, 2009, is primarily the result of lower unrealized losses on investment securities available for sale and utilization of alternative minimum and other tax credit carryforwards.

Management believes the deferred tax asset related to unrealized losses on securities available for sale is recoverable because the Company does not have the intent to sell the related securities and it is more likely than not the Company will not be required to sell the securities until recovery of the unrealized losses.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and the federal and state capital loss carryforwards as management believes it is more likely than not that such carryforwards will expire without being utilized.

11.  Deposits

Savings deposits at December 31, 2009, included $187,358 of SmartyPig® savings, which is an internet-based savings and rewards program developed by SmartyPig, LLC, which is partially owned by WB Funding.  On July 30, 2010, West Bank completed the transfer of the SmartyPig® savings accounts from West Bank to Compass Bank per a previously announced transition agreement.

12.  Commitments

In the normal course of business, West Bank enters into commitments to extend credit in the form of loan commitments and standby letters of credit to meet the financing needs of its customers.  These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit policies as are loans recorded on the balance sheet.  For additional information on credit extension commitments and the characteristics of these obligations, see Note 14 of the Company's 2009 consolidated financial statements (pages 60-62 of the Appendix to the Proxy Statement).  The Company's commitments as of the dates shown are approximately as follows:

	September 30, 2010	December 31, 2009
Commitments to extend credit	$187,826	$202,217
Standby letters of credit	15,134	18,350
	$202,960	$220,567

West Bank has executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitment.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment and guarantee per the Commitment is through March 18, 2011.  At September 30, 2010, any liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitment was immaterial. West Bank has not experienced any losses under these guarantees.

13.  Subsequent Events

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.  Through that date there have been no events requiring disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this report may contain forward-looking statements about the Company's growth and acquisition strategies, new products and services, and future financial performance, including earnings and dividends per share, return on average assets, return on average equity, efficiency ratio, and capital ratios.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements preceded by, followed by, or that include the words “believes,” “expects,” “intends,” “should,” “anticipates,” or similar references, or references to estimates or predictions.  Such forward-looking statements are based upon certain underlying assumptions, risks, and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, including actions of the Securities and Exchange Commission, the United States Department of the Treasury, the Federal Deposit Insurance Corporation, the Federal Reserve Board, and/or the Iowa Division of Banking; changes in the Treasury's Capital Purchase Program; and customers' acceptance of the Company's products and services.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  Consolidated results of operations for the three and nine months ended September 30, 2010, are compared to the results for the same periods in 2009, and the consolidated financial condition of the Company at September 30, 2010, is compared to the December 31, 2009, position.

The accounts of WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.

Total net income was $3,941 for the three months ended September 30, 2010, compared to net income of $1,905 for the three months ended September 30, 2009.  Total basic and diluted earnings per common share were $0.19 and $0.08, respectively, for the same periods.  The Company's annualized return on average equity and return on average assets for the three months ended September 30, 2010, were 10.89 and 1.03 percent, respectively, compared to 5.74 and 0.49 percent, respectively, for the three months ended September 30, 2009.

Results of continuing operations for the three months ended September 30, 2010, were $951 higher than the same period last year, primarily due to a $1,000 decline in provision for loan losses.  Third quarter 2010 results also included $253 of services fees from SmartyPig, LLC and a $420 gain from bank-owned life insurance due to the death of a retired employee. Offsetting these improvements was a $519 increase in salaries and employee benefits and a $304 increase in FDIC insurance expense.

For the first nine months of 2010, net income was $9,883, compared to a net loss of $(17,433) for the first nine months of 2009.  Basic and diluted earnings (loss) per common share were $0.47 and $(1.10), respectively.  The annualized return on average equity and return on average assets for the nine months ended September 30, 2010, were 9.50 and 0.82 percent, respectively, compared to (16.01) and (1.44) percent, respectively, for the nine months ended September 30, 2009.

The difference between the year-to-date net income in 2010 and the 2009 net loss was due in substantial part to the the $16,100 reduction in provision for loan losses, the 2009 goodwill impairment of $13,376, and the 2009 $(9,617) loss from discontinued operations due to the decision to sell WB Capital.  Year-to-date 2010 income includes $1,314 of service fees from SmartyPig, LLC.  This fee was discontinued in the third quarter after the previously announced transfer of SmartyPig® savings deposits to Compass Bank occurred on July 30, 2010.  The discontinuance of this fee should not materially impact net income, because it was designed to reimburse West Bank for the difference between the interest expense on the SmartyPig® savings accounts and the interest income earned by investing those funds on a short-term basis. This service fee was not in place during 2009.

The allowance for loan losses as a percentage of loans outstanding as of September 30, 2010, was 2.06 percent compared to 1.87 percent as of December 31, 2009.  During the first nine months of 2010, total loans outstanding declined $94,245.  Total nonperforming assets declined by $15,550, with declines in all categories.

Management believes the Company will be profitable for the remainder of 2010.  The amount of the profit will depend in large part on future loan losses.  The loan portfolio continues to present substantially greater than normal risks.  We also believe the dollar amount of the loan portfolio will remain at its current level or possibly decline somewhat further by the end of 2010.  Demand for new loans is not anticipated to significantly exceed the amount of loan payments and payoffs expected for the remainder of the year.

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

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2010, compared with the same periods in 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	Change %	2010	2009	Change	Change %
Income (loss) from
continuing operations	$3,941	$2,990	$951	31.8%	$9,883	$(7,816)	$17,699	226.4%
Loss from
discontinued operations	—	(1,085)	1,085	100.0%	—	(9,617)	9,617	100.0%
Net income (loss)	$3,941	$1,905	$2,036	106.9%	$9,883	$(17,433)	$27,316	156.7%

Average assets	$1,520,657	$1,534,591	$(13,934)	(0.9)%	$1,604,393	$1,623,205	$(18,812)	(1.2)%
Average stockholders' equity	143,548	131,724	11,824	9.0%	139,128	145,613	(6,485)	(4.5)%
Return on average assets	1.03%	0.49%	0.54%		0.82%	(1.44)%	2.26%
Return on average equity	10.89%	5.74%	5.15%		9.50%	(16.01)%	25.51%
Efficiency ratio	45.84%	42.84%	3.00%		49.42%	46.63%	2.79%
Dividend payout ratio	NM	NM	NM		NM	(8.98)%	NM
Average equity to average
assets ratio	9.44%	8.58%	0.86%		8.67%	8.97%	(0.30)%
Equity to assets ratio -
end of period					10.76%	8.83%	1.93%
Tangible common equity
ratio - end of period					8.20%	6.48%	1.72%

Definitions of ratios:

•	Return on average assets - annualized net income (loss) divided by average assets.

•
Efficiency ratio - noninterest expense (excluding discontinued operations and goodwill impairment) divided by noninterest income (excluding net securities gains, net impairment losses, and discontinued operations) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid divided by net income (loss).

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

•	NM - not meaningful.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2010	2009	Change	Change- %	2010	2009	Change	Change- %	2010	2009	Change
Interest-earning assets:
Loans:
Commercial	$336,771	$409,707	$(72,936)	(17.80)%	$4,217	$5,054	$(837)	(16.56)%	4.97%	4.89%	0.08%
Real estate	610,305	684,799	(74,494)	(10.88)%	9,137	9,912	(775)	(7.82)%	5.94%	5.74%	0.20%
Consumer and other	10,289	9,719	570	5.86%	128	153	(25)	(16.34)%	4.94%	6.26%	(1.32)%
Total loans	957,365	1,104,225	(146,860)	(13.30)%	13,482	15,119	(1,637)	(10.83)%	5.59%	5.43%	0.16%

Investment securities:
Taxable	219,876	161,446	58,430	36.19%	1,058	1,219	(161)	(13.21)%	1.92%	3.02%	(1.10)%
Tax-exempt	69,200	97,380	(28,180)	(28.94)%	1,078	1,477	(399)	(27.01)%	6.23%	6.07%	0.16%
Total investment securities	289,076	258,826	30,250	11.69%	2,136	2,696	(560)	(20.77)%	2.96%	4.17%	(1.21)%

Federal funds sold and short-
term investments	176,443	97,188	79,255	81.55%	116	73	43	58.90%	0.26%	0.30%	(0.04)%
Total interest-earning assets	$1,422,884	$1,460,239	$(37,355)	(2.56)%	15,734	17,888	(2,154)	(12.04)%	4.39%	4.86%	(0.47)%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$481,096	$534,134	$(53,038)	(9.93)%	1,196	1,999	(803)	(40.17)%	0.99%	1.49%	(0.50)%
Time deposits	473,831	443,460	30,371	6.85%	1,838	2,673	(835)	(31.24)%	1.54%	2.39%	(0.85)%
Total deposits	954,927	977,594	(22,667)	(2.32)%	3,034	4,672	(1,638)	(35.06)%	1.26%	1.90%	(0.64)%
Other borrowed funds	181,558	205,785	(24,227)	(11.77)%	1,453	1,771	(318)	(17.96)%	3.18%	3.41%	(0.23)%
Total interest-bearing
liabilities	$1,136,485	$1,183,379	$(46,894)	(3.96)%	4,487	6,443	(1,956)	(30.36)%	1.57%	2.16%	(0.59)%

Tax-equivalent net interest income					$11,247	$11,445	$(198)	(1.73)%
Net interest spread									2.82%	2.70%	0.12%
Net interest margin									3.14%	3.11%	0.03%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2010	2009	Change	Change-%	2010	2009	Change	Change-%	2010	2009	Change
Interest-earning assets:
Loans:
Commercial	$344,963	$406,040	$(61,077)	(15.04)%	$12,821	$14,772	$(1,951)	(13.21)%	4.97%	4.86%	0.11%
Real estate	624,386	699,945	(75,559)	(10.79)%	27,904	30,315	(2,411)	(7.95)%	5.98%	5.79%	0.19%
Consumer and other	10,534	10,757	(223)	(2.07)%	396	509	(113)	(22.20)%	5.03%	6.33%	(1.30)%
Total loans	979,883	1,116,742	(136,859)	(12.26)%	41,121	45,596	(4,475)	(9.81)%	5.61%	5.46%	0.15%

Investment securities:
Taxable	236,126	118,826	117,300	98.72%	3,307	2,985	322	10.79%	1.87%	3.35%	(1.48)%
Tax-exempt	77,006	96,739	(19,733)	(20.40)%	3,592	4,444	(852)	(19.17)%	6.22%	6.13%	0.09%
Total investment securities	313,132	215,565	97,567	45.26%	6,899	7,429	(530)	(7.13)%	2.94%	4.59%	(1.65)%

Federal funds sold and short-
term investments	212,685	203,625	9,060	4.45%	446	384	62	16.15%	0.28%	0.25%	0.03%
Total interest-earning assets	$1,505,700	$1,535,932	$(30,232)	(1.97)%	48,466	53,409	(4,943)	(9.25)%	4.30%	4.65%	(0.35)%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$598,825	$477,760	$121,065	25.34%	5,394	4,678	716	15.31%	1.20%	1.31%	(0.11)%
Time deposits	443,342	558,609	(115,267)	(20.63)%	5,653	10,564	(4,911)	(46.49)%	1.70%	2.53%	(0.83)%
Total deposits	1,042,167	1,036,369	5,798	0.56%	11,047	15,242	(4,195)	(27.52)%	1.42%	1.97%	(0.55)%
Other borrowed funds	193,827	232,615	(38,788)	(16.67)%	4,556	5,302	(746)	(14.07)%	3.14%	3.05%	0.09%
Total interest-bearing
liabilities	$1,235,994	$1,268,984	$(32,990)	(2.60)%	15,603	20,544	(4,941)	(24.05)%	1.69%	2.16%	(0.47)%

Tax-equivalent net interest income					$32,863	$32,865	$(2)	(0.01)%
Net interest spread									2.61%	2.49%	0.12%
Net interest margin									2.92%	2.86%	0.06%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets, and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended September 30, 2010, increased 3 basis points to 3.14 percent compared to the same quarter last year and was 34 basis points higher than the second quarter of 2010.  The increase from the prior quarter was primarily the result of the July 30, 2010, transfer of the SmartyPig® savings accounts to another financial institution as previously announced, and a continued reduction in deposit rates.  The transfer and the rate reductions should both assist in achieving continued margin improvement for the remainder of 2010.

For the nine months ended September 30, 2010, the net interest margin increased to 2.92 percent, which was a 6 basis point increase compared to the nine months ended September 30, 2009.  Year-to-date tax-equivalent net interest income for the nine months ended September 30, 2010, held steady compared to the prior year. Rate changes on most interest-bearing deposit products resulted in the decline in interest expense.  In addition, a Federal Home Loan Bank (FHLB) advance in the amount of $20,000 bearing a cost of 5.96 percent matured in March 2010, and was paid off using short-term liquidity.

Tax-equivalent interest income and fees on loans declined $4,475 in the first nine months of 2010 compared to the same period in 2009 due to the decline in the average volume of outstanding loans.  The average yield on loans increased to 5.61 percent for the first nine months of 2010, compared to 5.46 percent for the same period in 2009.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company's market areas remains competitive, while the demand for new loans has declined.

For the first nine months of 2010, the average balance of investment securities was $97,567 higher than in the first nine months of 2009, while the yield declined 165 basis points.  The decline in yield was caused by adding significant amounts to the portfolio during the year ended December 31, 2009, during the low interest rate environment, while reducing the credit risk within the portfolio.  Investment securities totaling $232,825 were sold, called, or matured in the first nine months of 2010, and investment securities totaling $146,566 were purchased during the same period.

The average rate paid on deposits for the first nine months of 2010 declined to 1.42 percent from 1.97 percent for the same period last year.  The drop in rates paid caused interest expense to decline by $4,195, despite a small increase in average balances.  The average balance of interest-bearing demand and savings accounts grew significantly due to an approximate $74,700 increase in average SmartyPig® savings account balances, which occurred prior to the transfer, and an approximate $16,700 increase in average Reward Me Checking balances.  Both of these types of accounts pay interest at rates in excess of rates paid on short-term certificates of deposit.  The average balance of time deposits declined approximately $115,300 in the first nine months of 2010 compared to the same time period in 2009, with the majority of the decline in certificates of deposit in excess of $100,000 and maturities of wholesale brokered deposits.  West Bank consciously decided to allow brokered certificates of deposit to run off.

The average rate paid on other borrowings increased by 9 basis points compared to the first nine months of 2009 due to the change in the composition of borrowings.  The average balance of borrowings for the first nine months of 2010 was approximately $38,800 lower than a year ago.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged approximately $24,800 less than during the first nine months of last year.  The balance of federal funds purchased from correspondent banks can fluctuate, depending on the loan demand and liquidity needs of those banks.  More correspondent banks are investing their excess funds at the Federal Reserve than in the past due to the Federal Reserve paying 25 basis points. The average rate paid on overnight borrowings remained the same in 2010 as in the first nine months of 2009.  Average long-term borrowings declined approximately $15,000 due to the March 2010 maturity of a $20,000 FHLB advance with a rate of 5.96 percent. The rate on long-term borrowings will decline in the fourth quarter of 2010 as the rate on the Company's subordinated notes changed to a variable rate tied to LIBOR, effective October 1, 2010. The rate established for the fourth quarter is less than half of what it had been.

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank's Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted.

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

West Bank's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009, as well as common ratios related to the allowance for loan losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Balance at beginning of period	$21,091	$23,662	$(2,571)	$19,126	$15,441	$3,685
Charge-offs	(4,402)	(7,131)	2,729	(6,085)	(17,684)	11,599
Recoveries	396	127	269	644	401	243
Net charge-offs	(4,006)	(7,004)	2,998	(5,441)	(17,283)	11,842
Provision charged to operations	2,000	3,000	(1,000)	5,400	21,500	(16,100)
Balance at end of period	$19,085	$19,658	$(573)	$19,085	$19,658	$(573)

Average loans outstanding	$957,365	$1,104,225		$979,883	$1,116,742

Annualized net charge-offs to
average loans outstanding	1.67%	2.54%		0.74%	2.06%
Ratio of allowance for loan losses
to average loans outstanding	1.99%	1.78%		1.95%	1.76%

The allowance for loan losses represented 116.0 percent of nonperforming loans at September 30, 2010, compared to 72.7 percent at December 31, 2009. The 2010 year-to-date provision is $16,100 lower than in 2009 but remains higher than historic levels as a result of continuing problems in the economy.  Difficulty is still being experienced in the construction and real estate development, commercial real estate, and commercial business sectors.  Net charge-offs in the first nine months of 2010 included $4,749 of commercial loans, $206 of home equity loans, and $206 of construction and land development loans.

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended September 30,
Noninterest income:	2010	2009	Change	Change %
Service charges on deposit accounts	$867	$1,078	$(211)	(19.57)%
Debit card usage fees	338	296	42	14.19%
Service fee from SmartyPig, LLC	253	—	253	N/A
Trust services	210	222	(12)	(5.41)%
Gains and fees on sales of residential mortgages	571	324	247	76.23%
Increase in cash value of bank-owned life insurance	220	199	21	10.55%
Gain from bank-owned life insurance	420	—	420	N/A
Other:
Visa/Mastercard income	47	45	2	4.44%
Wire transfer fees	45	37	8	21.62%
All other	136	150	(14)	(9.33)%
Total other	228	232	(4)	(1.72)%
Total noninterest income	$3,107	$2,351	$756	32.16%

	Nine Months Ended September 30,
Noninterest income:	2010	2009	Change	Change %
Service charges on deposit accounts	$2,525	$3,120	$(595)	(19.07)%
Debit card usage fees	994	825	169	20.48%
Service fee from SmartyPig, LLC	1,314	—	1,314	N/A
Trust services	616	581	35	6.02%
Gains and fees on sales of residential mortgages	1,044	859	185	21.54%
Increase in cash value of bank-owned life insurance	664	562	102	18.15%
Gain from bank-owned life insurance	420	840	(420)	(50.00)%
Other:
Visa/Mastercard income	145	129	16	12.40%
Wire transfer fees	126	107	19	17.76%
All other	450	498	(48)	(9.64)%
Total other	721	734	(13)	(1.77)%
Total noninterest income	$8,298	$7,521	$777	10.33%

Year-to-date service charges on deposit accounts declined due to a $447 reduction in overdraft and return check charges and a $136 decline in commercial account fees.  In the last few years, customers have become more conscientious about monitoring their checking account balances to avoid overdraft and return check charges.  In addition, West Bank did not allow point-of-sale transactions to overdraw an account, and therefore, as debit card transactions became more prevalent, potential overdraft fee income declined.  West Bank changed its policy in the third quarter of 2010 to allow point-of-sale transactions to overdraw an account and potentially charge an overdraft fee if the customer asks for this service.  Service charges on commercial accounts declined due to revised fee schedules implemented in the third quarter of 2009.

Debit card usage fees continued to increase in the third quarter and on a year-to-date 2010 basis as the Reward Me Checking and other checking product customers expanded the use of this convenient payment method.  We expect these fees to decline in the future due to the Dodd-Frank Act. The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits at a rate that exceeded other internet-based savings accounts.  This fee was discontinued in the third quarter when these deposits were transferred to a larger institution on July 30, 2010.

Year-to-date 2010 trust fees increased due to new business and higher asset values due to gains in the stock market.

Revenue from the sales of residential mortgages into the secondary market improved in the third quarter of 2010 due to higher average gains per loan.  The volume of originations of residential mortgages sold into the secondary market during the first nine months of 2010 declined to $50,305 from $58,186 for the same time period in 2009.  The volume of home sales in our markets remains low, but many consumers continue to refinance existing mortgage loans.  The continuing decline in mortgage interest rates to new historic lows along with hiring an additional experienced originator caused an increase in volume in the third quarter of 2010 compared to the first half of the year.  We expect revenue for the remainder of 2010 to remain strong due to the combination of low interest rates and having additional staff in place.

The increase in cash value of bank-owned life insurance for the three and nine months ended September 30, 2010, was due to slightly higher yields.  As previously discussed, West Bank received tax-exempt income from life insurance proceeds as the result of the death of one of its retired officers in the third quarter of 2010 and one of its officers in the first quarter of 2009.

Investment Securities Gains (Losses)

During the second quarter of 2010, a trust preferred security (TPS) issued by Old Second Bancorp, Inc. (Old Second) was determined to be other than temporarily impaired (OTTI) and a loss of $188 was recognized.  At the end of June, Old Second announced an exchange offer for its outstanding TPSs.  The exchange offer was withdrawn in the third quarter of 2010, so management decided to eliminate the potential for a total loss and sold this TPS and recognized a loss of $304. Offsetting this third quarter loss were gains of $326 on the sale of $9,643 of municipal securities. Also during the third quarter of 2010, West Bank's only pooled TPS, which is considered OTTI, had an additional credit loss of $117.

During the third quarter of 2009, West Bank had OTTI on four trust preferred securities totaling $986, of which $827 was recognized through earnings. For the nine months ended September 30, 2009, investment security impairment losses totaling $2,517 were recognized through earnings.  During the first nine months of 2009, West Bank sold available-for-sale investment securities to take advantage of gains within the portfolio. The realized securities gains totaled $507 in the third quarter of 2009 and $1,960 for the first nine months of 2009.

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended September 30,
Noninterest expense:	2010	2009	Change	Change %
Salaries and employee benefits	$2,813	$2,294	$519	22.62%
Occupancy	806	794	12	1.51%
Data processing	464	455	9	1.98%
FDIC insurance expense	835	531	304	57.25%
Other real estate owned expense	(3)	90	(93)	(103.33)%
Professional fees	230	313	(83)	(26.52)%
Miscellaneous losses	220	27	193	714.81%
Other:
Marketing	119	118	1	0.85%
Consulting fees	62	73	(11)	(15.07)%
Director fees	86	67	19	28.36%
Insurance expense	94	75	19	25.33%
Bank service charges and fees	134	100	34	34.00%
Deposit operations expense	100	391	(291)	(74.42)%
Charitable contributions	38	—	38	N/A
All other	583	580	3	0.52%
Total other	1,216	1,404	(188)	(13.39)%
Total noninterest expense	$6,581	$5,908	$673	11.39%

	Nine Months Ended September 30,
Noninterest expense:	2010	2009	Change	Change %
Salaries and employee benefits	$8,180	$7,494	$686	9.15%
Occupancy	2,403	2,637	(234)	(8.87)%
Data processing	1,366	1,312	54	4.12%
FDIC insurance expense	2,280	2,267	13	0.57%
Other real estate owned expense	657	215	442	205.58%
Professional fees	704	804	(100)	(12.44)%
Miscellaneous losses	1,208	59	1,149	1,947.46%
Goodwill impairment	—	13,376	(13,376)	(100.00)%
Other:
Marketing	311	403	(92)	(22.83)%
Consulting fees	185	235	(50)	(21.28)%
Director fees	260	197	63	31.98%
Insurance expense	289	205	84	40.98%
Bank service charges and fees	430	255	175	68.63%
Deposit operations expense	290	767	(477)	(62.19)%
Charitable contributions	113	200	(87)	(43.50)%
All other	1,667	1,780	(113)	(6.35)%
Total other	3,545	4,042	(497)	(12.30)%
Total noninterest expense	$20,343	$32,206	$(11,863)	(36.83)%

The increase in salaries and benefits for the third quarter and year-to-date 2010 consisted of bonus accruals and profit sharing expense. Accruals for both of these were reinstated as a result of improved operating results compared to the 2009 loss.  These accruals have been calculated at approximately 50 percent of the potential maximum payout. The Compensation Committee of the Board of Directors will make a final determination of the accrual level for 2010 in the fourth quarter. The third quarter and year-to-date bonus accrual included $30 and $155, respectively, of hiring incentives per the employment agreements between the Company and two new members of senior management in consideration for joining the Company.  Most salaries were frozen at 2009 levels during the first half of the year.  The Board authorized suspension of the salary freeze for the second half of 2010 and an average increase of 1.5 percent took place during the third quarter.

The majority of the year-to-date decline in occupancy expense was due to a 2009 second quarter $190 one-time buyout of unused space leased by the Company.  Depreciation expense on furniture and equipment has also declined from the prior year as older assets have become fully depreciated.

Third quarter FDIC insurance expense is higher than 2009 due to a rate increase and an increase in the cost of the FDIC's Transaction Account Guarantee Program (TAGP).  Year-to-date 2009 FDIC expense included a second quarter emergency special assessment which was imposed on all insured institutions. FDIC expense for 2010 is projected to be approximately 13 percent higher than 2009 annual expense due to the rate increase and due to higher average deposit balances during the first seven months of the year prior to the SmartyPig® savings accounts being transferred to another institution. The FDIC is currently working on determining revised assessment rates for 2011 which will take into effect blending in the TAGP and the change in the assessment base from total average deposits to total average assets less tangible capital.

Other real estate owned expense declined during the third quarter of 2010 due to recognizing income from sales of several properties. Year-to-date expense included $662 of charges to reduce the carrying value of properties based on updated valuations.

Third quarter and year-to-date professional fees have declined due to lower legal fees.

Miscellaneous losses increased in the third quarter of 2010 as the result of recording losses on three secondary market loans due to documentation or other underwriting violations, and a loss on an Automated Clearing House (ACH) transaction. West Bank is actively working to recover the loss on the ACH transaction. Year-to-date miscellaneous losses also included the total impairment of the Company's investment in a renewable energy closed-end fund.  The investment consisted of start up expenses for a publicly traded closed-end fund formed to invest in companies involved in the renewable energy sector.  The investment was originally made in support of the Company's former subsidiary, WB Capital Management Inc., which was to be the fund's investment manager.   The fund, which was under development for over two years, was sponsored by the National Corn Growers Association.  It had limited fundraising success and the fund's board of directors have decided to withdraw the offering.

The 2009 goodwill impairment consisted of writing off all goodwill at West Bank, or $13,376.  The impairment analysis was completed at an interim period in 2009 due to the Company's common stock price falling to levels below book value.

Year-to-date marketing expense for 2010 compared to 2009 declined as a result of the timing of planned projects and cost containment efforts.  Consulting fees declined as fees paid in conjunction with the Company's search for a new chief executive officer in 2010 were less than the 2009 costs for hiring consulting firms to assist in evaluating goodwill for impairment and to assist with investment securities valuations.  Director fees have increased due to additional meetings in conjunction with hiring the new chief executive officer and an agreement to pay the new chairman a monthly fee for his ongoing operational guidance.

Insurance expense has increased compared to the prior year due to increases in premiums.  West Bank's service charges and fees paid have increased for the third quarter and first nine months of 2010 as a result of retaining an outside party to assist in managing West Bank's investment portfolio.  Deposit operations expense has declined significantly as costs associated with ACH transactions for the SmartyPig® savings program were transferred to another provider in the third quarter of 2009.  These expenses will decline again in the fourth quarter due to the elimination of West Bank's involvement with this program.

Charitable contributions declined in the first nine months of 2010 compared to the same time period in 2009 because first quarter 2009 included a contribution of $200 to the West Bancorporation Foundation.

Year-to-date 2010 other expenses declined 6.3 percent as a result of cost containment efforts.

Income Tax Expense (Benefits)

The Company recorded income tax expense on continuing operations of $3,514 for the nine months ended September 30, 2010, compared with an income tax benefit on continuing operations of $(8,021) for the nine months ended September 30, 2009.  The effective income tax rates as a percent of income (loss) on continuing operations before taxes for the third quarter of 2010 and 2009, were an expense of 23.1 percent and 23.3 percent, respectively, and were an expense of 26.2 percent and a benefit of (50.6) percent, respectively, for the nine months ended September 30, 2010 and 2009.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and gains on life insurance proceeds. The effective tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.

FINANCIAL CONDITION

Total assets were $1,349,151 as of September 30, 2010, a decline of 14.3 percent compared to December 31, 2009.  This reduction in asset size was primarily due to the planned transfer of SmartyPig® savings deposits to another financial institution and a lower volume of loan originations due to payoffs and lower demand due to the current economy. A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined $81,698 from December 31, 2009, to $258,780 at September 30, 2010.  The reduction was primarily the result of maturing, called, and sold securities. Securities were sold in an effort to reduce potential credit risk in the portfolio and to take advantage of existing gains.

As of September 30, 2010, the available for sale investment securities portfolio consists of approximately 40 percent U.S. government agency securities, 25 percent municipal securities, 32 percent government agency-issued mortgage-backed securities, and 3 percent corporate and trust preferred securities.

At September 30, 2010, the most significant risk of a future impairment charge relates to West Bank's investment in TPSs of other banks.  As of quarter end, two TPSs with a cost basis of $6,191 were valued at $1,869.  Management has concluded that the pooled TPS is considered to be OTTI.  Any potential future loss that would be considered a credit loss or an increase in the amount of the unrealized loss attributed to credit would negatively impact net income and regulatory capital; however, as previously noted, the fair value adjustment at September 30, 2010, has already been recorded against equity.  The Company owns one other TPS through West Bank's investment portfolio.  This security is issued by Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company.  Heartland, according to public information, is well-capitalized and profitable.  While the market values this security at 38 percent of our cost, we have no reason at this time to believe West Bank will not receive its entire principal and interest over the life of this security.  West Bank's cost of this security is $1,718.

Loans and Nonperforming Assets

Loans outstanding declined $94,245 from December 31, 2009, to September 30, 2010.  The reduction was attributable to payoffs in all loan categories exceeding advances on new loans.  Despite its interest in making loans to credit-worthy borrowers, West Bank is receiving fewer new loan requests compared to a year ago.  Total loans are not expected to grow in the fourth quarter of 2010.

The following tables show a breakdown of the three major components of West Bank's loan portfolio (commercial, construction, and commercial real estate) as of September 30, 2010, and December 31, 2009.

Commercial loans:	September 30, 2010		December 31, 2009
	$	%	$	%
Finance and insurance	$81,214	26%	$88,960	25%
Real estate and rental/leasing	38,117	12%	42,747	12%
Manufacturing	32,509	10%	41,112	12%
Publishing, broadcasting and information services	27,807	9%	28,987	8%
Construction	7,709	2%	5,019	1%
Wholesale trade	11,610	4%	10,946	3%
Building trades	17,546	5%	20,121	6%
Transportation and warehousing	16,119	5%	12,367	3%
Retail	8,841	3%	10,125	3%
Arts, entertainment and recreation	13,106	4%	11,091	3%
Other	62,454	20%	85,545	24%
	$317,032	100%	$357,020	100%

Construction, land, and land development loans:	September 30, 2010		December 31, 2009
	$	%	$	%
Land development:
1-4 family	$20,272	15%	$19,092	13%
Other construction and development	31,089	23%	38,863	26%
Land:
Agricultural	16,291	12%	12,798	8%
Construction:
1-4 family:
Owner occupied	3,119	2%	4,325	3%
Nonowner occupied	10,721	8%	20,466	14%
Multifamily	5,865	5%	8,899	6%
Industrial, commercial and other	46,949	35%	44,062	30%
	$134,306	100%	$148,505	100%

Commercial real estate loans:	September 30, 2010		December 31, 2009
	$	%	$	%
Owner occupied	$205,177	53%	$203,432	49%
Nonowner occupied:
Medical/retirement	52,128	13%	51,731	13%
Retail	41,867	11%	47,225	12%
Multifamily	32,877	9%	34,321	8%
Office	18,292	5%	38,424	9%
Warehouse	8,664	2%	15,123	4%
Hotel	8,615	2%	8,440	2%
Other	17,894	5%	13,743	3%
Total nonowner occupied	180,337	47%	209,007	51%
	$385,514	100%	$412,439	100%

The following table sets forth the amount of nonperforming loans by category and other nonperforming assets held by the Company and common ratio measurements of those items.

	September 30, 2010	December 31, 2009	Change
Nonaccrual loans:
Commercial	$4,163	$9,846	$(5,683)
Real estate:
Construction, land, and land development	360	1,399	(1,039)
1-4 family residential first mortgages	1,187	597	590
Home equity	93	266	(173)
Commercial	4,299	214	4,085
Consumer and other loans	1,150	28	1,122
Total nonaccrual loans	11,252	12,350	(1,098)
Loans past due 90 days and still accruing interest:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	1,150	(1,150)
Total past due 90 days and still accruing interest	—	1,150	(1,150)
Troubled debt restructured loans:
Commercial	245	6,168	(5,923)
Real estate:
Construction, land, and land development	1,202	84	1,118
1-4 family residential first mortgages	—	523	(523)
Home equity	—	—	—
Commercial	3,592	6,024	(2,432)
Consumer and other loans	155	18	137
Total troubled debt restructured loans	5,194	12,817	(7,623)
Total nonperforming loans	16,446	26,317	(9,871)
Other real estate owned	19,740	25,350	(5,610)
Nonaccrual investment securities	1,213	1,282	(69)
Total nonperforming assets	$37,399	$52,949	$(15,550)

Nonperforming loans to total loans	1.78%	2.58%	(0.80)%
Nonperforming assets to total assets	2.77%	3.36%	(0.59)%

The following table sets forth the activity within each category of nonperforming loans and assets for the nine months ended September 30, 2010.

	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	—	—	—	—	—	195	195
Additions	4,667	2,828	5,109	12,604	5,159	625	18,388
Transfers:
Past due to nonaccrual	1,738	(1,738)	—	—	—	—	—
Troubled debt to nonaccrual	2,891	—	(2,891)	—	—	—	—
Troubled debt to past due	—	13	(13)	—	—	—	—
Nonaccrual to OREO	(1,372)	—	—	(1,372)	1,372	—	—
Upgrade in classification	(712)	(1,914)	(9,610)	(12,236)	—	—	(12,236)
Sales	—	—	—	—	(11,479)	(584)	(12,063)
Subsequent writedowns/
impairment	—	—	—	—	(662)	(305)	(967)
Charge-offs	(5,465)	(8)	—	(5,473)	—	—	(5,473)
Payments	(2,845)	(331)	(218)	(3,394)	—	—	(3,394)
Balance at end of period	$11,252	$—	$5,194	$16,446	$19,740	$1,213	$37,399

Total nonperforming assets have declined 29.4 percent since the end of 2009.  As indicated in the tables above, the decline in nonperforming assets is spread across all nonperforming categories.  Management is devoting a great deal of effort to monitoring these nonperforming assets, and West Bank loan officers are in frequent contact with loan customers to aid in working through any potential problem loans.

The terms of any restructuring are predicated on data that indicate the borrower is capable of making payments based on the new terms.  If a loan has been placed on nonaccrual status at some point during its life, the loan may generally be returned to an accrual status after six months of payment performance.  The current TDR loans have had no portion of the loan charged off.  The majority of TDR loans are due to term extension and are done at market interest rates.

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

The following table provides the composition of other real estate owned as of the dates shown.

	September 30, 2010	December 31, 2009
Construction, land development, and other land	$13,427	$8,596
1-4 family residential properties	632	1,853
Multifamily	1,858	2,065
Commercial properties	3,823	12,836
	$19,740	$25,350

West Bank is actively marketing the assets included in the table above.  Unfortunately, demand for commercial real estate and development land is weak.  Valuations of other real estate owned are periodically updated by management so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  At September 30, 2010, the construction and land development category includes nine properties.  The 1-4 family properties consist of five homes and the multifamily category consists of a 22-unit townhome project, with 19 of the townhome units currently rented.  The commercial properties consist of four commercial facilities.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses” and Notes 7 and 8 to the Financial Statements.

Deposits

Total deposits as of September 30, 2010, declined 17.0 percent to $1,034,202 compared to December 31, 2009.  The largest portion of the decline was due to the previously announced transfer of the SmartyPig® savings program to another institution. This transfer was completed on July 30, 2010. These deposits declined $187,358 compared to December 31, 2009.  The overall decline in certificates of deposit included a $21,970 reduction in Certificate of Deposit Account Registry Service (CDARS) deposits as a result of one customer moving funds out of this category.  CDARS is a program that coordinates, on a reciprocal basis, a network of banks to spread out deposits exceeding the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits.

Offsetting these declines was a $27,708 increase in noninterest-bearing demand accounts, a $3,420 increase in regular savings and a $4,056 increase in money market accounts compared to the end of 2009.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $35,393 at September 30, 2010, compared to $40,342 at December 31, 2009.  The decline was in federal funds purchased, which consists of funds sold to West Bank by four Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  Correspondent banks are leaving more funds invested with the Federal Reserve since their rate is currently higher than West Bank's. The balance of other short-term borrowings consisted of Treasury, Tax, and Loan Option Notes.  FHLB advances declined $20,000 during the first nine months of 2010, due to a maturity in March of this year.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $88,587 as of September 30, 2010, compared with $131,495 as of December 31, 2009.  West Bank had additional borrowing capacity available from the FHLB of approximately $53,000 at September 30, 2010.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured and $10,000 of secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of September 30, 2010.  Net cash from continuing operating activities contributed $16,793 and $15,658 to liquidity for the nine months ended September 30, 2010 and 2009, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at September 30, 2010.

On December 31, 2008, the Company received $36 million from the U.S. Department of the Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the Capital Purchase Program (CPP).  The senior preferred shares qualify as Tier I capital for regulatory purposes, rank senior to common stock, and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors and management believed it was prudent to participate in the CPP because (i) the cost of capital under the program was significantly lower than the cost of capital otherwise available to the Company at the time, and (ii) despite being well-capitalized, additional capital provided the Company and West Bank additional flexibility to meet future capital needs during the highly uncertain economic environment.  The CPP preferred stock will not be redeemed in 2010. The Board of Directors has, however, begun a preliminary evaluation of funding options, including selling additional stock, paying from earnings, or combinations of those alternatives. No decisions have been made, and no timetable for the redemption has been finalized.

The Company's total stockholders' equity increased to $145,181 at September 30, 2010, from $133,059 at December 31, 2009.  Total equity increased due to the year-to-date net income less preferred stock dividends paid and lower accumulated other comprehensive loss due to lower unrealized losses on investment securities.  Total stockholders' equity was 10.76 and 8.45 percent of total assets as of September 30, 2010, and December 31, 2009, respectively.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

The Company and West Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  West Bank has agreed with the IDOB to maintain a Total capital ratio of at least 12.0 percent and a Tier I capital ratio of at least 8.0 percent.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2010.  Prompt corrective action provisions are not applicable to the Company.  West Bank's ratios exceed the level required to be well-capitalized.

The Company's and West Bank's capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$177,328	16.5%	$85,785	8.0%	n/a	n/a
West Bank (ratio required by MOU - 12.0%)	162,856	15.4%	84,652	8.0%	$105,815	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	163,854	15.3%	42,893	4.0%	n/a	n/a
West Bank	149,557	14.1%	42,326	4.0%	63,489	6.0%

Tier I Capital (to Average Assets)
Consolidated	163,854	10.8%	60,826	4.0%	n/a	n/a
West Bank (ratio required by MOU - 8.0%)	149,557	9.9%	60,650	4.0%	75,812	5.0%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,217	14.3%	$96,441	8.0%	n/a	n/a
West Bank	166,795	13.9%	95,991	8.0%	$119,989	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	157,098	13.0%	48,220	4.0%	n/a	n/a
West Bank	141,745	11.8%	47,995	4.0%	71,993	6.0%

Tier I Capital (to Average Assets)
Consolidated	157,098	9.8%	64,180	4.0%	n/a	n/a
West Bank	141,745	8.9%	64,013	4.0%	80,016	5.0%

Intangible assets ($161) are not included in capital or assets when calculating regulatory capital ratios.  The Company's tangible common equity ratio at September 30, 2010, was 8.20 percent, compared to 6.27 percent at December 31, 2009.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2010, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2009.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2010 changed when compared to 2009.

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

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.  Changes in internal controls over financial reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 29, 2010, West Bank was named a defendant in a purported class action lawsuit that asserts overdraft fees charged by West Bank on bank card transactions are in fact interest charges that violate Iowa usury laws. West Bank believes the allegations of the lawsuit to be both factually and legally inaccurate. West Bank will vigorously defend this litigation.

Neither the Company nor West Bank are parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

Item 1A.  Risk Factors

The full impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the operations of the Company and West Bank are currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking. The compliance burden and impact on the operations and profitability of the Company and West Bank with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts, as well as their holding companies, will be subject to significantly increased regulation and compliance obligations and costs.

The new Bureau of Consumer Financial Protection ("BCFP") may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including West Bank. The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAP authority"). The potential reach of the BCFP's broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including West Bank is currently unknown.

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

West Bancorporation, Inc.
(Registrant)

October 29, 2010	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

October 29, 2010	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Page Number
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends	47
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	48
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	49
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	50
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	51