Form 10-K
period 2010-12-31
WEST BANCORPORATION INC
filed 2011-03-11
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-49677

WEST BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-1230603
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 22nd STREET, WEST DES MOINES, IOWA	50266
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (515) 222-2300

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $115,960,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, March 9, 2011.

17,403,882 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 11, 2011, is incorporated by reference into Part III hereof to the extent indicated in such Part.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “should,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue,” or similar references, or references to estimates, predictions, or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks, and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, limitations, and costs; changes in the Treasury's Capital Purchase Program; changes in customers' acceptance of the Company's products and services; and any other risks described in the “Risk Factors” sections of this and other reports made by the Company. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS
(dollars in thousands, except per share amounts)

GENERAL DEVELOPMENT OF BUSINESS

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company owns West Bank, an Iowa chartered bank headquartered in West Des Moines, Iowa.

The Company reported net income available to common stockholders of $11,099 for the year ended December 31, 2010.

Effective April 1, 2010, David D. Nelson commenced his duties as Chief Executive Officer and President of the Company and Chief Executive Officer and Chairman of West Bank. On that same date, David R. Milligan submitted his resignation as interim Chief Executive Officer of the Company and interim Chief Executive Officer and Chairman of West Bank. Mr. Milligan was appointed an Executive Vice President of West Bank to assist Mr. Nelson during a transition period which ended on April 30, 2010. Mr. Milligan continued as a member of the Board of Directors of both the Company and West Bank, and became Chairman of the Company on April 29, 2010.

On August 3, 2010, Harlee N. Olafson began his employment in the new position of Executive Vice President and Chief Risk Officer of the Company and West Bank. He reports to Mr. Nelson and performs duties assigned by Mr. Nelson and the Company's Board of Directors. Mr. Olafson is a named executive officer of the Company.

During 2010, management's primary focus was on improving credit quality of the loan portfolio and reducing nonperforming assets. Additional employees have improved the infrastructure of the organization. These investments in infrastructure have and will help us with continued improvements in credit quality and our credit process. The infrastructure investments are also designed to provide West Bank with the capacity for growth. The sales and credit evaluation functions have been separated, which provides more time for business development by the business development staff. The credit function will focus on underwriting of the new business opportunities. Additional resources have also been added in the compliance area to focus on the significant volume of financial institution regulations being enacted.

West Bank entered into a memorandum of understanding (MOU) with the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Corporation (FDIC) on April 28, 2010. The MOU was issued as a result of concerns related in significant part to the level of West Bank’s classified assets as of December 31, 2009, and its 2009 loss. West Bank agreed with its regulators’ general concerns and has been aggressively working to resolve the issues. The Company believes those efforts are producing positive results, as demonstrated by the level of earnings reported for 2010 and significant reductions in classified assets by the end of 2010.

The Company believes West Bank has been performing under the agreement without any substantial impact on its operations or material impact on its financial results. For example, West Bank’s capital levels have always exceeded the levels stated in the agreement. West Bank is well-capitalized under all regulatory measures, and no change in that condition is anticipated.

The agreement allows West Bank to pay dividends to the Company for preferred stock dividends, trust preferred payments, and normal and ordinary Company expenses. The agreement calls for prior regulatory approval of West Bank dividends intended to fund Company common stock dividends. The Company is not currently paying regular quarterly common stock dividends; however, it did receive approval for the declaration and payment of a $0.05 special dividend in December 2010.

The agreement requires West Bank to maintain its allowance for loan losses at a level commensurate with the volume and degree of risk inherent in the loan portfolio. The Company believes West Bank is presently in compliance with this requirement.

The agreement requires a comprehensive written plan concerning future profitability. West Bank has met this requirement. The Company believes that West Bank is in compliance with the other requirements of the agreement.

On July 22, 2010, the Company received notice from the Federal Reserve Bank of Chicago that it must request prior approval for the declaration or payment of common stock dividends (which must be paid from current earnings), any increase in debt or issuance of trust preferred obligations, or the redemption of Company stock.

On July 30, 2010, West Bank completed the planned transfer of the SmartyPig® savings accounts from West Bank to another financial institution. The transfer reduced West Bank's total deposit liabilities by approximately $176 million. The transaction was funded by liquidating short-term assets.

The Company and West Bank had approximately 170 employees as of December 31, 2010.

SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company's and West Bank's only business is banking, therefore, no segment information is disclosed.

The audited financial statements appear on pages 47 through 89 under Item 8 of this document.

WEST BANK

West Bank is a business-focused community bank that was organized in 1893.  The Company was formed in 1984 to own West Bank.

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa metropolitan areas.  West Bank has eleven full-service offices.

West Bank's business strategy emphasizes strong business and personal relationships between the bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank's commitment extends to building strong communities. West Bank's buy-local commitment contributes to the profits of the community. West Bank emphasizes strong cost controls while striving to achieve return on equity and net income goals.  To accomplish these goals, West Bank focuses on local market small to medium-sized businesses that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to give the personal attention required by business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial services needs. West Bank also supports our customers by being a connected member of the business community.

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

The Company believes the loss of deposits of any one customer or of a few customers would not have adverse material effects on West Bank's operations or core deposit base.  Furthermore, the Company believes the loss of any one or a few customers would not have a material effect on the Company.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance affiliates of auto companies, and other financial service providers.  Some of these competitors are local, while others are nationwide.  The major local commercial bank competitors include Bankers Trust Company, NA, First American Bank, Hills Bank & Trust Company, and MidWestOne Bank.  Bank of the West, a regional bank, and several nationwide banks, including Bank of America, Regions Bank, U.S. Bank, NA, and Wells Fargo Bank, NA are also competitors.  The larger banks have certain competitive advantages due to their abilities to pursue substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, for example, international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national, and global commercial customers.

In order to compete to the fullest extent possible with the other financial institutions in its primary trade area, West Bank uses the flexibility that is afforded by its local management.  This includes an emphasis on specialized services, local promotional activities, and personal contacts by West Bank's officers, directors, and employees.  In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other personalized services.  West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, and quality products and services.

West Bank also competes with financial markets for funds.  Yields on corporate and government debt securities and commercial paper affect West Bank's ability to attract and hold deposits.  West Bank also competes for funds with money market accounts and similar investment vehicles offered by brokerage firms, mutual fund companies, internet banks, and others.

According to the FDIC's Summary of Deposits, as of June 30, 2010, there were thirty-six other banks and savings and loan associations operating within Polk County, Iowa, where seven of West Bank's offices are located.  West Bank ranked fifth based on total deposits of all banking offices in Polk County.  As of June 30, 2010, there were seventeen other banks and savings and loan associations within Johnson County, Iowa, which includes Iowa City.  Three West Bank offices are located in Johnson County.  West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County.  For the entire state, West Bank ranked seventh in terms of deposit size.

SUPERVISION AND REGULATION

The Company and West Bank are subject to extensive federal and state regulation and supervision.  Regulation and supervision of financial institutions is intended primarily to protect customers and the FDIC insurance fund rather than shareholders of the Company.  The laws and regulations affecting banks and bank holding companies change regularly.  Any future change in applicable laws, regulations, or regulatory policies may have material effects on the business, operations, and prospects of the Company which cannot now be fully anticipated.  Some, but not all, of the regulatory and supervisory environment in which the Company and West Bank exist are discussed below.

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

As a bank holding company, West Bancorporation is subject to regulation under the BHCA, which subjects the Company and West Bank to supervision and examination by the Federal Reserve.  The Company files quarterly and annual reports of its operations and such additional information as the Federal Reserve may require.

The Company elected to become a financial holding company during 2007. Financial holding companies are permitted to engage in certain financial activities through affiliates that were previously prohibited activities for bank holding companies.  Such financial activities include securities and insurance underwriting and merchant banking.  The Company opted to revert back to a bank holding company after the July 30, 2010, transfer of the SmartyPig® savings program accounts. Management does not currently anticipate engaging in any activities which would require financial holding company status.

A bank holding company is required to serve as a source of financial strength to its subsidiary bank(s) and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary bank, a bank holding company should use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity.  It should also maintain the financial flexibility and capacity to obtain additional resources for providing assistance to its subsidiary bank.   The Federal Reserve generally considers a bank holding company's failure to be a source of strength for a subsidiary bank to be an unsafe and unsound banking practice, a violation of the Federal Reserve's regulations, or both.

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

On December 31, 2008, the Company sold 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock for $36 million to the United States Department of the Treasury under the Capital Purchase Program (CPP).  CPP participants are subject to various executive compensation, dividend, and corporate governance regulations.  For example, incentive compensation for covered senior executive officers is limited to one-third of total annual compensation and must be in the form of long-term restricted stock.  Severance benefits for such officers are prohibited while the preferred stock is outstanding.  The Company's Compensation Committee has additional duties and reporting requirements during that period. The Board of Directors is currently considering options for redeeming the preferred stock prior to the date of a scheduled increase in the preferred stock dividend rate which is on January 1, 2014.

West Bank is a state-chartered bank subject to primary federal regulation and supervision by the FDIC and the IDOB.  The federal laws applicable to West Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans.  West Bank files quarterly reports of its operations with the Federal Financial Institutions Examination Council (FFIEC).

The FDIC has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe and unsound business practices.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, earnings, management compensation, and ratios of classified assets to capital.  FDICIA also contains provisions regarding independent auditing requirements, restricts the activities of state-chartered insured banks, amended various consumer banking laws, limits the ability of “undercapitalized banks” to borrow from the Federal Reserve's discount window, requires regulators to perform periodic on-site bank examinations, and sets standards for real estate lending.

West Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower to fifteen percent of total equity and reserves.  West Bank is in compliance with applicable requirements governing loans to one borrower.

On July 21, 2010, legislation was signed into law which permanently increased the FDIC insurance coverage for customer deposit accounts up to a maximum amount of $250,000.  In addition, on November 9, 2010, the FDIC issued a final rule which provides for unlimited insurance coverage for noninterest-bearing transaction accounts. This unlimited coverage is in effect from December 31, 2010 through December 31, 2012, and is separate from, and in addition to, the insurance coverage provided to a depositor's other accounts.  The FDIC has a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC has redefined the assessment base used for calculating deposit insurance assessments. Going forward the assessment base will be based on an amount equal to average consolidated total assets less average tangible equity. This change is expected to reduce total fees paid by community banks.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law.

The Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to account for off-balance sheet items.  Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.  West Bank is in compliance with applicable regulatory capital level requirements.

The current guidelines require all federally-regulated banks to maintain a minimum Total Risk-Based Capital ratio equal to eight percent, of which at least four percent must be Tier 1 Capital.  Tier 1 Capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses.  Tier 2 Capital includes the excess of any preferred stock not included in Tier 1 Capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock, and general reserve for loan and lease losses up to 1.25 percent of risk-weighted assets.

The regulatory agencies must take certain “prompt corrective action” when a bank fails to meet capital requirements.  The regulations establish and define five capital levels: (1) “well-capitalized,” (2) “adequately capitalized,” (3) “undercapitalized,” (4) “significantly undercapitalized,” and (5) “critically undercapitalized.”  Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth, and other aspects of the operations of institutions that fall below the category of being “adequately capitalized.”  As of the date of this Annual Report on Form 10-K, West Bank was categorized as “well-capitalized” under regulatory prompt corrective action provisions.

Dividends paid to the Company by West Bank are the major source of Company cash flow.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends.  For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  In addition, the Federal Reserve and the FDIC have issued policy statements providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

Due to the Company's participation in the CPP, any proposed dividend increase above the quarterly dividend amount paid in the quarter ended September 30, 2008, (i.e., $0.16 per share) is subject to the approval of the Treasury until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties. Currently, per notice received from the Federal Reserve Bank of Chicago, the Company must request prior approval for the declaration or payment of common stock dividends (which must be paid from current earnings), any increase in debt, issuance of trust preferred obligations, or the redemption of Company stock.

West Bank, as a state-chartered bank, is restricted under Iowa law to paying dividends only out of its undivided profits.  Additionally, the payment of dividends by West Bank is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and West Bank is generally prohibited from paying any dividends if, following payment thereof, West Bank would be undercapitalized. West Bank must currently obtain prior regulatory approval for dividends intended to fund Company common stock dividends. Such approval for payment was sought and granted in December 2010.

The Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2009 (ARRA) became law in response to the financial market difficulties and recession.  These statutes include a number of corporate governance and executive compensation provisions, which are applicable to the Company because of its participation in the CPP.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 31, 2010. The Dodd-Frank Act constitutes a substantial change to financial and banking regulation. The two main annunciated goals of the legislation are to lower the systemic risks of the financial system and enhance consumer protections. The specific compliance burden and impact on the operations and profitability of the Company and West Bank with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be expanding further for some time to come. It is highly likely that banks and thrifts, as well as their holding companies, will be subject to significantly increased regulation and compliance obligations and costs.

The Dodd-Frank Act also created the new Bureau of Consumer Financial Protection (BCFP), which consolidates most federal regulation of financial services offered to consumers. The BCFP is supposed to ensure that consumers receive clear and accurate information for evaluating mortgages, credit cards, and other financial products; to provide consumers with one dedicated advocate; and to protect them from hidden fees and deceptive practices. The BCFP will also oversee the enforcement of federal laws intended to ensure the fair, equitable, and nondiscriminatory access to consumer credit. The ultimate impact of the BCFP's broad new rulemaking powers on the operations of financial institutions offering consumer financial products or services, including West Bank, is currently unknown.

Finally, the Company is subject to regulation under the federal securities laws as administered by the Securities and Exchange Commission as well as the listing rules of the Nasdaq stock market.  Both the SEC and Nasdaq establish requirements for financial reporting, corporate disclosures, and corporate governance.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266.  The Company's telephone number is (515) 222-2300, and the Internet address is www.westbankiowa.com.  Copies of the Company's quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the website as soon as reasonably practicable after the documents are filed or furnished to the SEC.  The Company's quarterly and annual reports to the Federal Reserve are available at http://www.ffiec.gov/nicpubweb/nicweb/SearchForm.aspx.  West Bank's quarterly reports of condition and income are available online at https://cdr.ffiec.gov/public/ManageFacsimiles.aspx.

ITEM 1A.  RISK FACTORS

West Bancorporation's business is conducted almost exclusively through West Bank.  West Bancorporation and West Bank are subject to many of the common risks that challenge publicly traded, regulated financial institutions.   An investment in West Bancorporation's common stock is also subject to the following specific risks.

Risks Related to West Bancorporation's Business

Our loan portfolio.

The largest component of West Bank's income is interest received on loans. West Bank is in substantial part a business bank. Its loan portfolio includes a significant amount of commercial real estate loans, construction or land development loans, commercial lines of credit, and commercial term loans. West Bank's typical commercial borrower is a small or medium-sized privately-owned Iowa business person or entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans, because commercial loans often have larger balances and repayment usually depends on the borrowers' successful business operations. Commercial loans also involve some additional risk, because they generally are not fully repaid over the loan period and thus usually require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults. The general economic conditions in West Bank's market areas are still challenging for many of our existing loan customers, and are limiting our ability to find credit-worthy new loan customers. Competition for quality loans in our market area continues to increase.

We must effectively manage our credit risks.

Our business depends on the creditworthiness of our customers. There are obvious risks inherent in making loans. We attempt to reduce our credit risk through prudent loan application and approval procedures, including internal loan reviews before and after proceeds have been disbursed, careful monitoring of the concentration of our loans within specific industries, and collateral and guarantee requirements. These procedures cannot, however, be expected to completely eliminate our credit risks.

Nonperforming loans take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2010, West Bank's nonperforming loans, which consist of nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructured loans, totaled $12.9 million, or 1.46 percent of our loan portfolio. While this total is less than half of the 2009 year end amount, it remains at a level exceeding our usual past experiences. Nonperforming loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby negatively affecting our income and returns on assets and equity, and our administrative costs increase significantly. Nonperforming loans require significant time commitments from management and lending staff, which takes time away from other duties, including generation of new business. There is no assurance that we will experience continued decreases in nonperforming loans in the future.

Various factors may cause our allowance for loan losses to increase.

Our allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns. In addition, general factors unique to each measurement date are considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile, and portfolio composition. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a short period of time. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, many of which are not within our control, may require an increase in the allowance for loan losses. West Bank may need to significantly increase the provision for loan losses if one or more of our larger loans or credit relationships becomes delinquent or experiences significant financial difficulties. In addition, federal and state regulators periodically review West Bank's allowance for loan losses and may require West Bank to increase the provision for loan losses or recognize loan charge-offs. Determining the appropriate loan loss allowance is more difficult during periods of significant economic downturn. A significant increase in the allowance for loan losses will usually result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other than temporarily impaired with credit losses, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.

We analyze our investment securities quarterly to determine whether, in the opinion of management, the value of any of the securities is other than temporarily impaired. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other than temporarily impaired and credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to be other than temporarily impaired when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if West Bank has the intent to sell the security or if it is more likely than not West Bank will be required to sell the security before collection of the principal amount.

Other real estate owned.

Other real estate owned consists of real estate collateral that West Bank has received in foreclosure or accepted in lieu of foreclosure of nonperforming loans. Management obtains independent appraisals to determine that these properties are carried at fair value less estimated costs to sell. The appraisals are updated at least annually, and any subsequent writedowns are recorded as charges to operations. Future economic conditions could result in reductions of our estimates of fair value for other real estate owned.

Our accounting policies and methods are the basis for how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in us reporting different amounts than would have been reported under a different alternative.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations, because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) determining the fair value and possible other than temporary impairment of investment securities available for sale, (2) determining the valuation of other real estate owned properties, and (3) the allowance for loan losses. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the fair value of other real estate owned, or the allowance for loan losses, and net income.

West Bank and West Bancorporation are highly regulated entities and are currently operating under regulatory agreements that require consent for the payment of common stock dividends and impose capital requirements above ordinary “well-capitalized” standards.

Both West Bancorporation and West Bank are highly regulated companies. Financial institution regulation is designed primarily to protect consumers, depositors, and the banking system as a whole, not shareholders. We are subject to regular examinations by the Iowa Division of Banking (IDOB), the Federal Deposit Insurance Company (FDIC), and the Federal Reserve. Although our companies are considered well-capitalized under regulatory standards, we experienced significant loan losses during the last three years and the levels of our nonperforming assets have been above historic averages.  On April 28, 2010, West Bank entered into a memorandum of understanding with the IDOB and the FDIC. West Bank agreed to obtain prior approval from the IDOB for payment of any dividend that would be used to fund West Bancorporation common stock dividends. West Bank also agreed to maintain a Tier 1 Capital ratio of at least 8.0 percent of Total Average Assets and a Total Risk-Based Capital ratio of at least 12.0 percent of Total Risk-Weighted assets. These capital ratios are higher than the ordinary regulatory standards for being considered “well-capitalized.” West Bank's capital position exceeded the agreed upon levels as of April 28, 2010, and has continued to do so since. In July 2010, our Board passed a resolution stating it would request prior approval from the Federal Reserve Bank of Chicago for (1) the declaration or payment of common stock dividends (which must be paid from current earnings), (2) any increase in debt or issuance of trust preferred obligations, or (3) the redemption of Company stock. West Bancorporation and West Bank believe they have complied with the requirements of the agreement and resolution without any substantial impact on current or planned operations and will be able to continue complying without material impact on future financial results. Each of the regulators approved the payment of a West Bancorporation common stock dividend in December 2010.

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in West Bank realizing losses.

Although West Bank's current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. Liquidity issues during the financial crisis were severe for regional and community banks, as some of the larger financial institutions significantly curtailed their lending to regional and community banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. If this was to occur to us, and additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.

The market for banking and financial services in our market areas is highly competitive, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets. The West Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. Customer loyalty can be influenced by a competitor's new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers, because they provide products and services over a larger geographic area than we serve.

Failure to maintain effective internal controls over financial reporting could impair our ability to accurately and timely report our financial results and could increase the risk of fraud.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. Management believes that our internal controls over financial reporting are currently effective. While management will continue to assess our controls and procedures and take immediate action to remediate any future perceived issues, there can be no guarantee of the effectiveness of these controls and procedures on an on-going basis. Any failure to maintain an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business operations and stock price.

A breach of information security, compliance breach by one of our employees or vendors, or employee or customer fraud could negatively affect our reputation and business.

West Bank depends on data processing, communication, and information exchange on a variety of platforms and networks and over the internet. West Bank cannot be certain all of its systems are entirely free from vulnerability to attack, despite safeguards it has installed. West Bank does business with a number of third-party service providers and vendors with respect to West Bank's business, data, and communications needs. If information security is breached, or one of West Bank's employees or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to West Bank or damages to others. Computer break-ins, phishing, and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of insurance coverage, and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

Employee or customer fraud could subject us to operational losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of a customer, or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. We maintain a substantial system of internal controls and insurance coverage to mitigate against operational risks, including data processing failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have an adverse effect on our business, financial condition, or results of operations.

The loss of the services of any of our senior executive officers or key personnel could cause our business to suffer.

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in bank and financial services and who function well in the communities in our market area. Our continued success depends to a significant extent upon the continued services of a relative few individuals. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or results of operations, at least in the short term. In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

Risks Related to West Bancorporation's Common Stock

Our stock is relatively thinly traded.

Although our common stock is traded on the Nasdaq Global Select Market, the trading volume of our common stock is less than that of larger financial services companies. The desired market characteristics of depth, liquidity, and orderliness require the presence of willing buyers and sellers in the marketplace at any given time. This presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would otherwise be expected.

There can be no assurances concerning if or when we might pay dividends in the future.

Our common stock shareholders are only entitled to receive the dividends declared by our Board of Directors. The primary source of money to pay our dividends comes from dividends paid to West Bancorporation by West Bank. As discussed above, West Bank is required by a memorandum of understanding to obtain prior approval from the IDOB for any dividend which would be used to fund West Bancorporation common stock dividends. In December 2010, our Board, with required regulatory consent, declared a special dividend of $0.05 per common share. Although we have historically paid quarterly dividends on our common stock and hope to resume payment of a quarterly dividend at some point in 2011, there can be no assurances that we will be able to reinstate regular quarterly dividends at any particular future time or in any particular amount.

Our participation in the Treasury's Capital Purchase Program (CPP) may limit the amount of money available to pay common stock dividends and impacts net income available to common stockholders and earnings per share.

On December 31, 2008, as part of the CPP, West Bancorporation raised $36 million of capital by selling the U.S. Treasury 36,000 shares of preferred stock and a ten-year warrant to purchase 474,100 shares of our common stock for $11.39 per share. The annual cash dividend on the preferred stock is $1,800,000 through 2013 and $3,240,000 thereafter. We anticipate redeeming the preferred stock before 2014. We also intend to pay the preferred stock dividends each quarter before considering allocating any funds for payment of common stock dividends. Therefore, our participation in the CPP will limit the amount of money available to pay common stock dividends so long as the preferred stock is outstanding.

The dividends declared on our preferred stock reduce the net income available to common shareholders and our earnings per common share. The preferred stock will also receive preferential treatment in the event of liquidation, dissolution, or winding up of our business.

Repurchase of the preferred stock sold to the Treasury could limit our ability to pay dividends in the future.

We anticipate redeeming the preferred stock sold to the U.S. Treasury prior to December 31, 2013. Funds for the redemption may come from a combination of retained earnings, the sale of new West Bancorporation stock, or participation in the Small Business Lending fund. Any of these actions could negatively impact the price of our common stock and our ability to pay common stock dividends.

Issuing additional common stock or the exercise of the Treasury's warrant may adversely affect the market price of our common stock.

In connection with the preferred stock sale, we sold a warrant to the U.S. Treasury representing the right to purchase 474,100 shares of our common stock at $11.39. In addition, the Company may issue additional common shares in order to raise capital to redeem the preferred stock. If the warrant is exercised or additional shares of common stock are issued, the ownership interests of our existing shareholders will be diluted. The market price of our common stock might decline or fail to advance in response to either of these two potential events.

Risks Related to the Banking Industry in General and Community Banking in Particular

Increasing government regulation is a significant challenge.

During the last three years the Dodd-Frank Act, the American Recovery and Reinvestment Act of 2009, and the Emergency Economic Stabilization Act of 2008 have been enacted. These laws and related regulations either have imposed or will impose a significant number of new business practice requirements and restrictions and additional compliance burdens on banks. The regulation of bank services and products in the overall financial services marketplace and the increasing burdens of regulatory compliance are significant challenges for banking profitability, especially for community banks such as West Bank.

The Bureau of Consumer Financial Protection (BCFP) will impact consumer financial regulation through federal rulemaking and enforcement of “unfair, deceptive, or abusive practices,” which may directly impact the business operations of depository institutions offering consumer financial products or services, including West Bank.

The BCFP, which was created by the Dodd-Frank Act, has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. West Bancorporation and West Bank do not employ unfair, deceptive, or abusive practices. However, the potential reach and costs of the BCFP's broad new rulemaking powers on the operations of financial institutions offering consumer financial products or services, including West Bank, are currently unknown.

Community banking is adversely affected by conditions in national and international financial markets and economies over which West Bank has no meaningful influence or extraordinary ability to predict.

The financial crisis of the last several years demonstrates how negative national and international financial and economic developments disrupt the economic activities of local businesses and individuals, who are West Bank's primary customers. Adverse changes in those general conditions promote changes in interest rates, savings rates, demand for loans, loan defaults, and other factors that may substantially and negatively impact West Bank's traditional local commercial banking business model. West Bancorporation has no meaningful influence over national or international financial or economic conditions and may not be able to predict adverse changes in those conditions any better than the average business of its size. In addition, West Bank's business model does not include investment banking, brokerage, or trading activities that may remain profitable even in periods of economic contraction or become profitable in the early stages of a general economic upturn. West Bank, as a community bank, has more limited options than larger financial institutions to mitigate general risks of future economic downturns.

Changes in interest rates could negatively impact our financial condition and results of operations.

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last few years interest rates have been at historically low levels. When the interest rates inevitably increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may increase faster than rates received on loans, which may reduce net interest margin during the transition periods. Community banks, such as West Bank, rely more heavily on net interest margin than do larger institutions that have additional non-lending sources of income.

Technological advances.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability to effectively implement new technology. Many of our large institution competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that put West Bank at some competitive disadvantage.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Commission staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 18,800 square feet in the building and pays annual rent of approximately $425,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  West Bank also leases bank buildings and space for eight other locations.  These offices are full-service locations, with drive-up facilities and automated teller machines, except an office in Coralville, which does not have a drive-up.  Annual lease payments for these eight offices total approximately $915,000.  West Bank owns two full-service banking locations in Iowa City. We believe each of our facilities is adequate to meet our needs.

ITEM 3.  LEGAL PROCEEDINGS

On September 29, 2010, West Bank was named a defendant in a purported class action lawsuit that asserts overdraft fees charged by West Bank on bank card transactions are in fact interest charges that violate Iowa usury laws. West Bank believes the allegations of the lawsuit to be both factually and legally inaccurate. West Bank is vigorously defending this litigation.

Except as described above, neither the Company nor West Bank are parties to any material pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and common stock dividends declared for each quarter in 2010 and 2009.  The market quotations, reported by Nasdaq, do not include retail markup, markdown, or commissions.

Market and Dividend Information
	High	Low	Dividends
2010
1st quarter	$6.64	$4.80	$—
2nd quarter	9.04	6.32	—
3rd quarter	7.28	5.51	—
4th quarter	8.19	6.13	0.05
2009
1st quarter	$12.40	$4.36	$0.08
2nd quarter	9.50	5.00	0.01
3rd quarter	6.38	4.61	—
4th quarter	5.50	4.28	—

There were 235 holders of record of the Company's common stock as of February 28, 2011, and an estimated 990 additional beneficial holders whose stock was held in street name by brokerage houses.  The closing price of the Company's common stock was $7.61 on February 28, 2011.

Dividends to common shareholders in 2010 and 2009 were $0.05 and $0.09 per common share, respectively.  Dividend declarations are evaluated and determined by the Board on a quarterly basis.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

The ability of West Bank to pay dividends is governed by various statutes.  These statutes provide that no bank shall declare or pay any dividends in an amount greater than its retained earnings, without approval from governing regulatory bodies.  In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

The Company's preferred stock agreement with the Treasury limits dividends to $0.16 or less per quarter. The Company and West Bank are also currently required to obtain regulatory approval before dividends can be paid on the Company's common stock. Approval was obtained for the Company's December 2010 $0.05 common stock dividend.

The following performance graph provides information regarding cumulative, five-year return (loss) on an indexed basis of the common stock as compared with the Nasdaq - Total US Index and the SNL Midwest Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia.  The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by SNL Financial.  The indices assume the investment of $100 on December 31, 2005, in the common stock, the Nasdaq - Total US Index, and the SNL Midwest Bank Index, with all dividends reinvested.  The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

*Source: SNL Financial LC, Charlottesville, VA.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	Years Ended December 31
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Operating Results
Interest income	$61,143	$67,730	$72,532	$82,027	$79,738
Interest expense	19,023	26,636	31,431	43,823	40,639
Net interest income	42,120	41,094	41,101	38,204	39,099
Provision for loan losses	6,050	24,500	16,600	2,350	1,725
Net interest income after provision for loan losses	36,070	16,594	24,501	35,854	37,374
Noninterest income, including securities gains (losses)	10,387	8,904	4,301	8,430	8,128
Noninterest expense	27,744	37,905	20,105	17,870	17,425
Income (loss) before income taxes	18,713	(12,407)	8,697	26,414	28,077
Income taxes (benefits)	5,330	(7,356)	1,386	8,062	8,935
Income (loss) from continuing operations	13,383	(5,051)	7,311	18,352	19,142
Income (loss) from discontinued operations
before income taxes	—	(10,262)	563	982	458
Income taxes (benefits)	—	(696)	238	414	193
Income (loss) from discontinued operations	—	(9,566)	325	568	265
Net income (loss)	13,383	(14,617)	7,636	18,920	19,407
Preferred stock dividends and accretion of discount	(2,284)	(2,276)	—	—	—
Net income (loss) available to common stockholders	$11,099	$(16,893)	$7,636	$18,920	$19,407

Dividends and Per Share Data
Cash dividends	$870	$1,566	$11,138	$11,224	$10,956
Cash dividends per common share	0.050	0.090	0.640	0.640	0.625
Basic and diluted earnings (loss) per common share
from continuing operations	0.64	(0.42)	0.42	1.05	1.09
Basic and diluted earnings (loss) per common share
from discontinued operations	—	(0.55)	0.02	0.03	0.02
Basic and diluted earnings (loss) per common share	0.64	(0.97)	0.44	1.08	1.11
Average common shares outstanding	17,404	17,404	17,405	17,536	17,537

Year End Balances
Total assets	$1,305,463	$1,575,054	$1,554,276	$1,341,289	$1,270,013
Average assets	1,558,461	1,618,557	1,371,401	1,309,119	1,298,410
Investment securities	267,537	351,269	189,558	237,378	261,578
Loans, including held for sale	893,101	1,021,042	1,101,753	985,423	904,422
Allowance for loan losses	(19,087)	(19,126)	(15,441)	(8,935)	(8,494)
Deposits	972,072	1,246,617	1,155,132	911,371	926,251
Long-term borrowings	125,619	145,619	145,619	123,619	105,519
Stockholders' equity	145,436	133,059	150,063	121,606	113,812
Average stockholders' equity	141,079	143,163	118,090	116,683	107,345

Performance Ratios
Equity to assets ratio (average equity divided
by average assets)	9.05%	8.85%	8.61%	8.91%	8.27%
Return on assets (net income (loss) divided
by average assets)	0.86%	(0.90)%	0.56%	1.45%	1.49%
Return on equity (net income (loss) divided
by average equity)	9.49%	(10.21)%	6.47%	16.21%	18.08%
Efficiency ratio (noninterest expense divided by
noninterest income plus tax-equivalent
net interest income)	50.40%	45.99%	38.56%	37.08%	35.47%
Dividend payout ratio (common dividends paid divided by
net income (loss) available to common stockholders)	7.84%	NM	145.86%	59.32%	56.45%
NM - not meaningful

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company's 2010 financial results improved considerably compared to 2009.  The Company's 2010 net income available to common shareholders was $11,099.  The most significant aspect of the improvement was a decline in the provision for loan losses.

The Company was able to generate net income of $13,383 while nonperforming assets trended lower throughout the year. Continued improvement in both areas is expected in 2011. Management continues to focus on credit quality and reducing the level of nonperforming assets, but is also actively pursuing new lending opportunities.

Investments in the infrastructure of the Company have and will continue to improve our credit processes and are designed to provide the capacity for growth. As the economic recovery continues, we want to be well-positioned to take advantage of the business opportunities that will present themselves. The sales and credit evaluation functions have been separated and will allow our front-line bankers more time for business development. A clearly defined credit function will focus on the underwriting of the new business opportunities. Resources have also been added to the compliance area to properly handle the unprecedented volume of new regulations applicable to the Company's operations.

West Bank entered into a memorandum of understanding with the Iowa Department of Banking and the FDIC on April 28, 2010, due to examination results as of December 31, 2009. The details of the agreement are described in Item 1 of this filing. On July 22, 2010, the Company received notice from the Federal Reserve Bank of Chicago that it must request prior approval for the declaration or payment of common stock dividends (which must be paid from current earnings), any increase in debt or issuance of trust preferred obligations, or the redemption of Company stock. The Company believes it has and will continue to comply with the Federal Reserve requirements, and West Bank has and will be able to continue to comply with the agreement without any substantial impact on operations or material impact on financial results. The regulators approved a common stock dividend in December 2010.

We anticipate the Company will be profitable in 2011.  The amount of the anticipated profit will depend, in large part, on the amount of loan losses we incur.  We anticipate loan losses will decline again in 2011, but our loan portfolio still presents higher than normal risks.  A significant portion of our portfolio is comprised of loans secured by commercial real estate.  While we believe we have aggressively addressed declining real estate valuation issues when evaluating the adequacy of the allowance for loan losses, future changes in real estate valuations in 2011 and beyond remain uncertain.

-----------------------------

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC.  The accounts of former subsidiary WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.

CRITICAL ACCOUNTING POLICIES

This report is based on the Company's audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained in these statements is based on the financial effects of transactions and events that have already occurred.  However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and other than temporary impairment (OTTI) of available for sale investment securities, the valuation of other real estate owned, and the allowance for loan losses.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income taxes.  The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI.  The investment portfolio is evaluated for OTTI by segregating the portfolio into two segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests in securitized financial assets, including asset-backed securities and collateralized debt obligations, that had credit ratings of below AA at the time of purchase are evaluated using the model outlined in FASB ASC 325, Beneficial Interests in Securitized Financial Assets.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Other real estate owned includes real estate properties acquired through or in lieu of foreclosure.  Properties are initially recorded at fair value less estimated selling costs.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information.  Any subsequent writedowns are recorded as a charge to operations.

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

RESULTS OF OPERATIONS - 2010 COMPARED TO 2009

OVERVIEW

Total net income available to common stockholders for the year ended December 31, 2010, was $11,099 compared to a net loss of $(16,893) for the year ended December 31, 2009.  The Company's 2010 return on average equity (ROE) was 9.49 percent compared to (10.21) percent in 2009.  The return on average assets (ROA) was 0.86 percent, compared to (0.90) percent for the prior year.

Net income from continuing operations was $13,383 for 2010 compared to a net loss of $(5,051) for 2009.  Basic and diluted earnings (loss) per common share from continuing operations were $0.64 and $(0.42) for the same periods, respectively.  The improvement in net income from continuing operations in 2010 compared to 2009 was due in substantial part to the $18,450 decline in the provision for loan losses during 2010. In addition, the 2009 loss included a one-time non-cash goodwill impairment at West Bank of $13,376.

Noninterest income, exclusive of securities gains (losses), increased by $1,020 compared to 2009.  Noninterest income for 2010 included $1,314 of service fees paid to West Bank by SmartyPig, LLC. This fee was discontinued after the SmartyPig® savings deposits were transferred to a larger financial institution. The discontinuance of this fee should not materially impact future net income, because it was designed to reimburse West Bank for the difference between the interest expense on the SmartyPig® savings accounts and the interest income earned by investing those funds on a short-term basis.

Noninterest expense, exclusive of goodwill impairment, increased $3,215 over 2009.  The increase included higher salary and benefit costs due in significant part to bonus accruals and profit sharing expense, increased other real estate owned expense due to writedowns of property values, and higher miscellaneous losses.

For the year ended December 31, 2010, the Company's efficiency ratio was 50.40 percent, up from the prior year's ratio of 45.99 percent.  This ratio is computed by dividing noninterest expense (excluding goodwill impairment and discontinued operations) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains and net impairment losses and discontinued operations). The ratio for both years is significantly better than peer group averages, which are generally around 69 percent according to data in the September 2010 Bank Holding Company Performance Report, a report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

Net Interest Income

Net interest income increased $1,026 to $42,120 for 2010 as the net interest margin improved to 3.04 percent from 2.86 percent in 2009.  The rates paid on deposits and borrowings declined more than the yields on earning assets.  The average yield on earning assets declined 26 basis points, while the average rate on interest-bearing liabilities declined 50 basis points.  The net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, improved to 2.73 percent from 2.49 percent a year earlier.

For additional details on changes in interest rates and yields and volume variances, see the section of this report entitled, Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates; and Interest Differential.

Loan Volume/Loan Quality

Total loans declined $132,061 to $888,649 as of December 31, 2010, from $1,020,710 a year earlier.  Loan payoffs exceeded the demand for new loans during 2010 due to the continuing weak economy. Management believes that trend will continue for the first quarter of 2011, but believes total loans by the end of 2011will be higher than the end of 2010. West Bank is actively seeking new business, from both existing and new customers.  Nonperforming loans at December 31, 2010, totaled $12,930 or 1.46 percent of total loans.  At December 31, 2009, nonperforming loans totaled $26,317 or 2.58 percent of total loans.  Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been renegotiated to below market interest rates or terms.  In addition, at December 31, 2010, the Company held $19,193 of other real estate owned.  For more discussion on loan quality, see the Loan Portfolio and Summary of the Allowance for Loan Losses sections of this report.

The allowance for loan losses, which totaled $19,087 as of December 31, 2010, represented 2.15 percent of total loans and 147.6 percent of nonperforming loans at year end, compared to 1.87 percent and 72.7 percent as of December 31, 2009.  The provision for loan losses totaled $6,050 for 2010, down from $24,500 for 2009.  The Company's net charge-offs as a percent of average loans were 0.63 percent for 2010, compared to 1.89 percent for 2009.  The amount of loans charged off in 2010 totaled $6,918, compared to $21,380 in 2009.  Recoveries in 2010 from loans previously charged off were $829, up from $565 in the prior year.  Management believes the allowance for loan losses at December 31, 2010, is sufficient to absorb probable loan losses within the portfolio.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other income” category that represent significant variances are shown.

	Years ended December 31
Noninterest income:	2010	2009	Change	Change %
Service charges on deposit accounts	$3,361	$4,021	$(660)	(16.41)%
Debit card usage fees	1,329	1,123	206	18.34%
Service fee from SmartyPig, LLC	1,314	—	1,314	N/A
Trust services	818	786	32	4.07%
Gains and fees on sales of residential mortgages	1,533	1,114	419	37.61%
Increase in cash value of bank-owned life insurance	869	776	93	11.98%
Gain from bank-owned life insurance	422	840	(418)	(49.76)%
Other income:
Visa/Mastercard income	201	177	24	13.56%
Wire transfer fees	165	147	18	12.24%
All other income	640	648	(8)	(1.23)%
Total other income	1,006	972	34	3.50%
Total noninterest income	$10,652	$9,632	$1,020	10.59%

Service charges on deposit accounts declined primarily due to a $501 reduction in overdraft and return check charges and a $127 decline in commercial account fees.  In the last few years, customers have become more conscientious about monitoring their checking account balances to avoid overdraft and return check charges. Service charges on commercial accounts declined due to revised fee schedules as a result of consolidating and simplifying the product offerings.

Debit card usage fees continued to increase in 2010 as the Reward Me Checking and other checking product customers expanded the use of this convenient payment method. We expect these fees to decline in the future due to implementation of provisions of the Dodd-Frank Act. The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits higher than that of other internet-based savings accounts. This fee was discontinued in the third quarter when these deposits were transferred to a larger institution on July 30, 2010.

Trust fees increased in 2010 due to new business and higher asset values due to gains in the stock market.

Revenue from the sales of residential mortgages sold into the secondary market improved in 2010 due to higher average gains per loan.  The volume of loans sold into the secondary market during 2010 was stable compared to 2009. The volume of home sales in our markets remains low, but many consumers took advantage of the historically low rates to refinance existing mortgage loans. This source of revenue is expected to remain strong in 2011.

The increase in cash value of bank-owned life insurance was due to slightly higher yields.  West Bank received tax-exempt income from a gain on life insurance proceeds as the result of the death of one of its retired officers in the third quarter of 2010 and one of its officers in the first quarter of 2009.

Investment Securities Gains (Losses)

During 2010, West Bank securities impairment losses totaling $305 were recognized through earnings. Those losses consisted of a $188 OTTI on one single-issuer trust preferred security (TPS) issued by Old Second Bancorp, Inc. (Old Second) in the second quarter and a $117 credit loss on a pooled TPS during the third quarter. Upon the withdrawal of an exchange offer for Old Second, management decided to eliminate the potential for a total loss on this security and sold it for a loss of $304 during the third quarter. Offsetting this realized loss were gains on sales of municipal and other securities with total net gains of $40 recognized for the year.

During 2009, West Bank investment securities impairment losses totaling $2,612 were recognized through earnings. Those losses consisted of $2,267 on five single-issuer TPSs, a $310 OTTI credit loss on a pooled TPS, and a $35 loss on a unit trust comprised of the common stock of several community banks and bank holding companies. Management liquidated certain bonds during the second half of 2009 in order to reduce the credit risk in the West Bank investment portfolio. Trust preferred, corporate, and selected agency and municipal bonds were sold resulting in net gains totaling $1,884 for the year ended December 31, 2009.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Years ended December 31
Noninterest expense:	2010	2009	Change	Change %
Salaries and employee benefits	$10,996	$9,938	$1,058	10.65%
Occupancy	3,207	3,451	(244)	(7.07)%
Data processing	1,815	1,761	54	3.07%
FDIC insurance expense	3,082	2,736	346	12.65%
Other real estate owned expense	1,716	368	1,348	366.30%
Professional fees	959	964	(5)	(0.52)%
Miscellaneous losses	1,330	70	1,260	1,800.00%
Goodwill impairment	—	13,376	(13,376)	(100.00)%
Other expenses:
Insurance expense	382	285	97	34.04%
Marketing	424	504	(80)	(15.87)%
Consulting fees	235	413	(178)	(43.10)%
Director fees	355	274	81	29.56%
Deposit operations expense	336	821	(485)	(59.07)%
Bank service charges and fees	551	411	140	34.06%
Postage, courier, and freight	311	339	(28)	(8.26)%
All other	2,045	2,194	(149)	(6.79)%
Total other	4,639	5,241	(602)	(11.49)%
Total noninterest expense	$27,744	$37,905	$(10,161)	(26.81)%

The increase in salaries and employee benefits consisted primarily of bonus accruals and profit sharing expense. Accruals for both of these were reinstated as a result of improved operating results compared to 2009. These accruals were calculated at approximately 50 percent of the potential maximum payout. The 2010 bonus accrual included $155 of hiring incentives paid to two new members of senior management as consideration for joining the Company. Most salaries were frozen at 2009 levels during the first half of 2010. The Board ended the salary freeze for the second half of 2010 and an average salary increase of 1.5 percent was awarded during the third quarter. Additional employees were hired to enable customer contact personnel to spend more time on business development while others focus on credit underwriting and compliance.

The majority of the decline in occupancy expense was due to a 2009 second quarter $190 one-time buyout for unused space leased by the Company. Depreciation expense on furniture and equipment has also declined from the prior year as older assets have become fully depreciated.

FDIC insurance expense was higher in 2010 due to a rate increase, higher average deposit balances during the first seven months of the year, and an increase in the cost of the FDIC's Temporary Liquidity Guarantee Program (TLGP).  FDIC expense for 2009 included a second quarter emergency special assessment which was imposed on all insured institutions. FDIC insurance expense for 2011 is expected to decline due to a reduction in announced rates and a change in the assessment base from total average deposits to total average assets less tangible capital.

Other real estate owned expense increased primarily as a result of property writedowns totaling $1,621 in 2010 and $133 in 2009.

Miscellaneous losses included $900 of total impairment of the Company's investment in a renewable energy closed-end fund.  The investment consisted of startup expenses for a publicly traded closed-end fund formed to invest in companies involved in the renewable energy sector.  The investment was originally made in support of the Company's former subsidiary WB Capital Management Inc., which was to be the fund's investment manager.  Miscellaneous losses also included an estimated liability of $195 established for secondary market loans sold through the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance Program (MPF). West Bank has agreed to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered through the program.

The 2009 goodwill impairment consisted of writing off all goodwill at West Bank, which totaled $13,376. The impairment analysis was completed at an interim period in 2009 due to the Company's common stock price falling to levels below book value.

Insurance expense increased compared to the prior year due to increases in premiums. Marketing expense declined due to cost containment efforts compared to 2009.  Consulting fees declined as fees paid in conjunction with the Company's search for a new chief executive officer in 2010 were less than the 2009 costs for hiring consulting firms to assist in evaluating goodwill for impairment and to assist with investment securities valuations. Director fees have increased due to additional meetings in conjunction with hiring the new chief executive officer and an agreement to pay the new chairman a monthly fee for his ongoing operational guidance.

Deposit operations expense declined significantly as costs associated with opening accounts for the SmartyPig® savings program were transferred to another provider in the third quarter of 2009. This portion of this expense category was eliminated once West Bank's involvement with the program ended. West Bank's service charges and fees paid grew in 2010 as a result of retaining an outside party to assist in managing West Bank's investment portfolio. Other expense declined due to cost containment efforts throughout 2010.

Income Taxes (Benefits)

The Company records a provision for income tax expense (benefits) currently payable, along with a provision for those taxes payable or refundable in the future.  Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting.  The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, gain from bank-owned life insurance, disallowed interest expense, and state income taxes.  For both years, the effective tax rate was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.  The effective rate of income tax expense (benefit) as a percent of income (loss) before income taxes from continuing operations was an expense of 28.5 percent for 2010, compared to a benefit of (59.3) percent for 2009.  The federal income tax expense (benefit) was approximately $4,599 and ($7,067) for 2010 and 2009, respectively, while state income tax expense (benefit) was approximately $731 and ($289), respectively.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

RESULTS OF OPERATIONS - 2009 COMPARED TO 2008

OVERVIEW

Total net loss available to common stockholders for the year ended December 31, 2009, was $(16,893) compared to net income of $7,636 for the year ended December 31, 2008.  The Company's ROE was (10.21) percent in 2009, compared to 6.47 percent in 2008.  The ROA was (0.90) percent, compared to 0.56 percent for the prior year.

Net loss from continuing operations was $(5,051) for 2009 compared to net income of $7,311 for 2008.  Basic and diluted earnings (loss) per common share from continuing operations were $(0.42) and $0.42 for the same periods, respectively.  The unfavorable change between the net loss from continuing operations in 2009 compared to 2008 net income from continuing operations was due in substantial part to goodwill impairment at West Bank of $13,376, the $7,900 increase in provision for loan losses, and the $2,130 increase in FDIC insurance expense.

The 2009 provision for loan losses, which was $24,500, was a historic high due to significant charge-offs in 2009.  Charge-offs of commercial, real estate construction, commercial real estate, and other loans totaled $21,380.  For much of 2009 the economy was in a recession and significant difficulty was experienced in the construction and real estate development, commercial real estate, and commercial business sectors.

Noninterest income, exclusive of securities gains (losses), increased by $665 compared to 2008.  The increase was due to $840 of gain received in the first quarter of 2009 from a bank-owned life insurance policy as the result of the death of a West Bank officer and an increase of $570 in gains and fees on the sales of residential mortgages sold into the secondary market.  Offsetting this growth was an $811 decline in service charges on deposit accounts primarily due to lower returned check charges.

Goodwill impairment was reviewed as of June 30, 2009, because the Company's common stock traded at a market price of less than its per share book value.  With the assistance of a third party valuation firm, management prepared an estimate of the fair value of a 100 percent controlling marketable interest in the outstanding stock of West Bank.  A combination of the income and market approaches was used in determining the fair value.  Under the income approach, the primary factor considered was the ability of West Bank to generate future cash flows.  A discount rate was estimated by utilizing the build-up method which factors in the following components: a risk-free rate of return, an equity risk premium, an industry risk premium or discount, a size premium, and risk associated specifically with West Bank.  A discount rate of 12.04 percent was then applied to projected future cash flows.  Under the market approach, stock market data regularly published on publicly traded companies considered to be similar to West Bank were utilized in determining market value.  The two indicated values were then weighted to represent the relative importance a market participant might reasonably be expected to place on the results of each method.  Based on that analysis, an impairment of $13,376, or all of the goodwill recorded on West Bank's balance sheet, was taken in the second quarter of 2009.

Noninterest expense, exclusive of goodwill impairment, increased $4,424 over 2008.  The increase included the previously mentioned increase in FDIC insurance expense, including a one-time special assessment, a $681 increase in salaries and employee benefits , a $459 increase in occupancy costs, a $650 increase in deposit operations expense, and a $345 increase in costs associated with nonperforming assets.

For the year ended December 31, 2009, the Company's efficiency ratio was 45.99 percent, up from the prior year's ratio of 38.56 percent.

After receiving indications of interest from third parties to purchase WB Capital, the Company's Board of Directors decided to exit this business line and focus on community banking.  The Company entered into a definitive agreement to sell all of its stock in WB Capital in October 2009, and the sale closed on December 31, 2009.  The net loss from discontinued operations of WB Capital was $(9,566) compared to net income of $325 for the year ended December 31, 2008.  The loss was the result of $11,160 of goodwill impairment recorded at WB Capital during the second and third quarters of 2009.  Revenues were lower than the prior year because of the decline in stock values and lower levels of assets under management.  Operating expenses at WB Capital, exclusive of goodwill impairment, were $1,746 lower in 2009 than in 2008 primarily due to lower staffing levels and a concerted effort to reduce operating costs.

Net Interest Income

Net interest income declined only $7 to $41,094 for 2009 despite the 52 basis point decline in net interest margin to 2.86 percent from 3.38 percent in 2008 and the high volume of nonperforming assets.  Yields on earning assets declined at a faster pace than the rates paid on deposits and borrowings.  The average yield on earning assets declined 124 basis points, while the average rate on interest-bearing liabilities declined 86 basis points.  The net interest spread declined to 2.49 percent from 2.87 percent a year earlier.  The higher level of interest earning assets offset the previously mentioned negative trends.

Loan Volume/Loan Quality

At December 31, 2009, total loans declined $80,025, to $1,020,710 from $1,100,735 a year earlier.  Demand for new loans by businesses in the Company's markets was soft.  Requests for commercial real estate, new construction and land development loans had fallen off substantially, and customers were paying down debt if they were able.  Nonperforming loans at December 31, 2009, totaled $26,317 or 2.58 percent of total loans.  At December 31, 2008, nonperforming loans totaled $28,835 or 2.62 percent of total loans.  In addition, at December 31, 2009, West Bank held $25,350 of other real estate owned.

The allowance for loan losses, which totaled $19,126, represented 1.87 percent of total loans and 72.7 percent of nonperforming loans at the end of 2009, compared to 1.40 percent and 53.55 percent for 2008, respectively.  The provision for loan losses totaled $24,500 for 2009, up from $16,600 for 2008.  The Company's net charge-offs as a percent of average loans were 1.89 percent for 2009, compared to 0.96 percent for 2008.  The amount of loans charged off in 2009 totaled $21,380, compared to $10,370 in 2008.  Recoveries in 2009 from loans previously charged off were $565, up from $276 in the prior year.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.

	Years ended December 31
Noninterest income:	2009	2008	Change	Change %
Service charges on deposit accounts	$4,021	$4,832	$(811)	(16.78)%
Debit card usage fees	1,123	880	243	27.61%
Trust services	786	789	(3)	(0.38)%
Gains and fees on sales of residential mortgages	1,114	544	570	104.78%
Increase in cash value of bank-owned life insurance	776	936	(160)	(17.09)%
Gain from bank-owned lifed insurance	840	—	840	N/A
All other income	972	986	(14)	(1.42)%
Total noninterest income	$9,632	$8,967	$665	7.42%

Service charges on deposit accounts declined due to a $722 reduction in return check charges.  In the uncertain economy of 2009, customers appeared to be more conscientious about monitoring their checking account balances.  Service charges on commercial accounts declined 5.1 percent or $44 due to revised fee schedules implemented in September 2009.

Debit card usage fees continued to increase in 2009 as the Reward Me Checking product grew by over 1,900 accounts and approximately $45,000 in balances compared to December 31, 2008.  This product was introduced in April 2008 and encourages the use of electronic payments.

The volume of originations of residential mortgages sold into the secondary market more than doubled compared to the prior year.  Despite the low level of home sales, consumers were selectively purchasing real estate while locking in relatively low long-term rates.

The 2009 decline in the increase in cash value of bank-owned life insurance was due to lower market interest rates.  As previously discussed, West Bank received tax-exempt income from a gain on life insurance proceeds as the result of the death of one of its officers in the first quarter of 2009.

Investment Securities Gains (Losses)

During 2009, West Bank investment securities impairment losses totaling $2,612 were recognized through earnings.  Those losses consisted of $2,267 on five single-issuer TPSs, a $310 OTTI credit loss on a pooled TPS, and a $35 loss on a unit trust comprised of the common stock of several community banks and bank holding companies.  TPSs, corporate, and selected agency and municipal bonds were sold resulting in net gains totaling $1,884 compared to gains of $73 in 2008.  By the end of 2009, the TPSs in the West Bank portfolio were reduced to two single-issuer bonds, which were considered to have low risk, and one pooled TPS.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Years ended December 31
Noninterest expense:	2009	2008	Change	Change %
Salaries and employee benefits	$9,938	$9,257	$681	7.36%
Occupancy	3,451	2,992	459	15.34%
Data processing	1,761	1,748	13	0.74%
FDIC insurance expense	2,736	606	2,130	351.49%
Other real estate owned expense	368	166	202	121.69%
Professional fees	964	941	23	2.44%
Goodwill impairment	13,376	—	13,376	N/A
Miscellaneous losses	70	22	48	218.18%
Other expenses:
Insurance	285	224	61	27.23%
Marketing	504	719	(215)	(29.90)%
Consulting fees	413	210	203	96.67%
Director fees	274	278	(4)	(1.44)%
Deposit operations expense	821	171	650	380.12%
Bank service charges and fees	411	221	190	85.97%
Nonreimbursed loan expenses	191	48	143	297.92%
Training	91	179	(88)	(49.16)%
Charitable contributions	200	113	87	76.99%
Intangible amortization	205	238	(33)	(13.87)%
All other	1,846	1,972	(126)	(6.39)%
Total other	5,241	4,373	868	19.85%
Total noninterest expense	$37,905	$20,105	$17,800	88.54%

Salaries and employee benefits expense increased due to annual salary increases, a change in the paid time off policy, an increase in commission expense related to the higher volume of mortgage loans sold into the secondary market, a ten percent increase in medical insurance costs, and a decline in salary cost deferred for new loan originations due to a lower volume of new loans.  Partially offsetting these increases was the elimination of annual bonuses for most officers and the decision to make no 2009 profit sharing contribution.

Occupancy expenses increased in 2009 because of the February 2009 opening of a new branch in Waukee and a $190 one-time lease buyout for unused space leased by the Company.

FDIC insurance expense increased as a result of rate increases, an emergency special assessment in the second quarter of 2009 as part of the FDIC's restoration plan for the Deposit Insurance Fund, significantly higher average deposits, and participation in the FDIC's TLGP. On December 30, 2009, all insured institutions were required to prepay FDIC assessments for three and one-quarter years.  The prepayment was based on average third quarter deposits and assumptions about future deposit growth.  West Bank's $7,200 payment is being amortized over the prepayment period.

Other real estate owned expense increased during 2009 due to increased operating costs for a higher number of properties held.  Costs also included writedowns subsequent to transfers to this classification totaling $133 in 2009 and $70 in 2008.  Professional fees grew as legal fees increased due to the higher volume of impaired loans.

As previously mentioned, the second quarter 2009 goodwill impairment consisted of writing off all goodwill at West Bank, or $13,376.

Insurance expense increased as the result of a rate increase for directors and officers coverage.  Marketing expense declined due to cost containment efforts compared to 2008, which had included costs for launching a new product.    Consulting fees increased due to the implementation of a customer relationship management system beginning in the second half of 2008, investment securities valuations completed by a consulting firm, hiring a third party firm to assist in evaluating goodwill for impairment, and fees paid in conjunction with the Company's search for a new chief executive officer.

Deposit operations expense increased in 2009 due to costs associated with SmartyPig® savings and Reward Me Checking interest-bearing products, which both grew substantially compared to the prior year.  Expenses related to SmartyPig® were significantly lower in the fourth quarter of 2009 as the processing of ACH transactions was transferred to another vendor.  West Bank's service charges paid increased for 2009 as a result of technological improvements in cash letter processing that allows better availability of funds from incoming deposits.  The improved availability resulted in a loss of earnings credit used to offset the charges assessed by the processor.  Service charges also increased due to retaining WB Capital to manage West Bank's investment portfolio effective in September 2009.

Nonreimbursed loan expenses increased due to the higher volume of impaired loans and the related costs to protect collateral values and the writedown of $50 on one foreclosed asset. Training expense and other expense declined due to cost containment efforts throughout 2009. Charitable contributions increased in 2009 because $200 of the previously mentioned bank-owned life insurance proceeds was contributed to the West Bancorporation Foundation in the first quarter.

Income Taxes

For 2009 and 2008, the effective tax rate was impacted by a federal new market tax credit.  The effective rate of income tax expense (benefit) as a percent of income (loss) before income taxes from continuing operations was a (59.3) percent benefit for 2009, compared to expense of 15.9 percent for 2008.  The federal income tax expense (benefit) was approximately $(7,067) and $652 for 2009 and 2008, respectively, while state income tax expense (benefit) was approximately $(289) and $734, respectively.  State income tax expense was higher than federal tax expense in 2008 due to establishing a deferred tax valuation allowance against a state net operating loss of the Company.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES; AND INTEREST DIFFERENTIAL

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest-bearing liabilities for the years indicated.  Interest income and the resulting net interest income are shown on a fully taxable basis.

	2010			2009			2008
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (2) (3)
Commercial	$336,979	$16,758	4.97%	$399,696	$19,436	4.86%	$387,426	$22,175	5.72%
Real estate (1)	614,585	36,733	5.98%	690,159	40,001	5.80%	653,381	40,944	6.27%
Consumer and other loans	10,413	521	5.00%	10,190	643	6.31%	13,751	867	6.30%
Total loans	961,977	54,012	5.61%	1,100,045	60,080	5.46%	1,054,558	63,986	6.07%
Investment securities:
Taxable	228,666	4,330	1.89%	135,962	3,937	2.90%	96,560	4,763	4.93%
Tax-exempt (1)	72,458	4,534	6.26%	94,859	5,797	6.11%	92,646	5,393	5.82%
Total investment securities	301,124	8,864	2.94%	230,821	9,734	4.22%	189,206	10,156	5.37%
Federal funds sold and other
short-term investments	196,609	541	0.28%	198,043	521	0.26%	33,113	467	1.41%
Total interest-earning assets (1)	1,459,710	63,417	4.34%	1,528,909	70,335	4.60%	1,276,877	74,609	5.84%
Noninterest-earning assets:
Cash and due from banks	34,518			31,918			29,343
Premises and equipment, net	5,257			5,201			4,976
Other, less allowance for
loan losses	58,976			52,529			60,205
Total noninterest-earning assets	98,751			89,648			94,524
Total assets	$1,558,461			$1,618,557			$1,371,401

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand, and money markets	$568,043	6,168	1.09%	$503,279	6,638	1.32%	$325,850	5,035	1.55%
Time deposits	421,015	7,049	1.67%	527,075	12,910	2.45%	447,959	16,486	3.68%
Total deposits	989,058	13,217	1.34%	1,030,354	19,548	1.90%	773,809	21,521	2.78%
Other borrowed funds	191,098	5,806	3.04%	232,894	7,088	3.04%	285,249	9,910	3.47%
Total interest-bearing liabilities	1,180,156	19,023	1.61%	1,263,248	26,636	2.11%	1,059,058	31,431	2.97%
Noninterest-bearing liabilities:
Demand deposits	229,939			201,243			180,614
Other liabilities	7,287			10,903			13,639
Stockholders' equity	141,079			143,163			118,090
Total liabilities and
stockholders' equity	$1,558,461			$1,618,557			$1,371,401

Net interest income/net interest spread (1)		$44,394	2.73%		$43,699	2.49%		$43,178	2.87%
Net interest margin (1)			3.04%			2.86%			3.38%

(1)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 35% and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investments and loans.

(2)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(3)	Interest income on loans includes amortization of loan fees and costs, which are not material.

Net Interest Income

The Company's largest component of net income is net interest income, which is the difference between interest earned on earning assets, consisting primarily of loans and investments, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the action of regulatory authorities.  Net interest margin for the year is a measure of the net return on interest-earning assets and is computed by dividing tax-equivalent net interest income by the average of total interest-earning assets for the year.

For the years ended December 31, 2010, 2009, and 2008, the Company's net interest margin was 3.04, 2.86, and 3.38 percent, respectively.  The increase in the net interest margin in 2010 was the result of rates paid on deposits and borrowings declining more than the yields on earning assets.  This was partially the result of transferring the SmartyPig® savings deposits to another financial institution and a continued reduction in deposit rates throughout 2010.

Rate and Volume Analysis

The rate and volume analysis shown below, on a tax-equivalent basis, is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest yield or rate.  The change in interest that is due to both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the absolute value of the change in each.

	2010 Compared to 2009			2009 Compared to 2008
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(3,110)	$432	$(2,678)	$684	$(3,423)	$(2,739)
Real estate (2)	(4,487)	1,219	(3,268)	2,231	(3,174)	(943)
Consumer and other loans	14	(136)	(122)	(225)	1	(224)
Total loans (including fees)	(7,583)	1,515	(6,068)	2,690	(6,596)	(3,906)
Investment securities:
Taxable	2,068	(1,675)	393	1,545	(2,371)	(826)
Tax-exempt (2)	(1,399)	136	(1,263)	131	273	404
Total investment securities	669	(1,539)	(870)	1,676	(2,098)	(422)
Federal funds sold and other
short-term investments	(4)	24	20	700	(646)	54
Total interest income (2)	(6,918)	—	(6,918)	5,066	(9,340)	(4,274)
Interest Expense
Deposits:
Savings, interest-bearing
demand, and money markets	791	(1,261)	(470)	2,425	(822)	1,603
Time deposits	(2,278)	(3,583)	(5,861)	2,575	(6,151)	(3,576)
Total deposits	(1,487)	(4,844)	(6,331)	5,000	(6,973)	(1,973)
Other borrowed funds	(1,270)	(12)	(1,282)	(1,684)	(1,138)	(2,822)
Total interest expense	(2,757)	(4,856)	(7,613)	3,316	(8,111)	(4,795)
Net interest income (2)	$(4,161)	$4,856	$695	$1,750	$(1,229)	$521

(1)	Balances of nonaccrual loans have been included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35% and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investments and loans.

Tax-equivalent interest income and fees on loans declined $6,068 for the year ended December 31, 2010, compared to 2009, primarily due to a decline of $138,068 in the average volume of loans outstanding.  The average yield on loans increased slightly to 5.61 percent for 2010, compared to 5.46 percent for 2009.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The interest rate levels influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company's market areas remains competitive, while the demand for new loans has been stagnant.

The average balance of investment securities in 2010 grew $70,303 compared to 2009, while the yield fell 128 basis points.  The decline in yield was caused by significant additions in a low interest rate environment and higher yielding securities being called throughout the year. During 2010, investment securities totaling $299,728 were sold, called, or matured, and $214,710 were purchased.

The average balance of federal funds sold and other short-term investments declined $1,434 during 2010.  Net interest income on these assets remained about the same for the two years. West Bank's goal for 2011 is to reduce the level of federal funds sold by allowing higher rate certificates of deposit to mature without renewing.

The 2010 average rate paid on deposits declined to 1.34 percent from 1.90 percent for 2009.  The continuing reduction in market rates paid, transfer of the SmartyPig® deposits, and the lower level of average certificates of deposit outstanding during 2010 caused interest expense to decline by $6,331.

The average rate paid on other borrowings remained steady at 3.04 percent.  The average balance of other borrowings for 2010 was $41,796 lower than in 2009.  Overnight borrowings in the form of federal funds purchased from correspondent banks and securities sold under agreements to repurchase averaged $26,290 less than in 2009, and the average balance of FHLB advances was $16,274 lower.  The effective rate on the outstanding subordinated notes declined 93 basis points as those notes became variable at the beginning of the fourth quarter. The rate as of December 31, 2010, was 3.45 percent which was approximately half of the former fixed rate. The rate paid on this debt in 2011 is expected to remain at or near the year-end rate.

INVESTMENT PORTFOLIO

The following table sets forth the composition of the Company's securities available for sale as of the dates indicated.

	As of December 31
	2010	2009	2008
U.S. Treasury and government agencies and corporations	$47,798	$177,890	$61,050
State and political subdivisions	59,137	87,935	107,175
Mortgage-backed securities	141,220	64,578	1,234
Trust preferred securities	1,976	2,067	5,269
Corporate notes and other investments	6,195	8,008	6,656
Total	$256,326	$340,478	$181,384

The investments presented in the following table are at carrying value and reported by contractual maturity as of December 31, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The mortgage-backed securities within the portfolio have monthly pay-downs.

December 31, 2010

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$—	$44,967	$2,831	$—	$47,798
State and political subdivisions	1,887	9,777	16,832	30,641	59,137
Mortgage-backed securities	450	2,020	17,703	121,047	141,220
Trust preferred securities	—	—	—	1,976	1,976
Corporate notes and other investments	1,619	4,276	—	300	6,195
Total	$3,956	$61,040	$37,366	$153,964	$256,326

Weighted average yield:
U.S. government agencies and corporations	—	1.69%	3.90%	—
State and political subdivisions (1)	5.87%	5.72%	5.72%	6.64%
Mortgage-backed securities	4.32%	3.25%	2.99%	2.52%
Trust preferred securities	—	—	—	2.22%
Corporate notes and other investments	1.45%	4.13%	—	—
Total	3.89%	2.56%	4.29%	3.32%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental tax rate of 35% and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investments.

As of December 31, 2010, existing unrealized losses of $2,796 are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.

All except one of the state and political subdivisions investments are with Iowa communities and all are considered to have acceptable credit risks.  Mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.  The debt obligations were all within the credit ratings acceptable under West Bank's investment policy.

As of December 31, 2010, the tables above include a pooled TPS, ALESCO Preferred Funding X, Ltd., that is OTTI and which has been placed on nonaccrual status.  The accrual of interest on an investment security is discontinued when a security is deemed OTTI. The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,339 at December 31, 2010. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk-adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts, and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and adjustments are made as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed-rate nature of the instrument's contractual interest cash flows, a discount rate of LIBOR + 13% (a lifetime average all-in discount rate of approximately 17%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted at the original purchased yield of 6.33% through March 2011 and then LIBOR plus 1.25% thereafter.

The consulting firm first evaluates the credit quality of each underlying issuer within the TPS by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPSs and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no collateral will prepay over the life of the TPS.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply a larger amount of issuer defaults during the next three years than that which had been experienced historically, and a gradual leveling off of defaults thereafter.

Based on the valuation work performed, credit losses of $117 and $310 were recognized for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the unrealized loss of $3,134 is reflected in accumulated other comprehensive (loss), net of taxes of $1,191.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

At December 31, 2010, the most significant risk of a future impairment charge relates to West Bank's investment in TPSs of other banks.  As of year-end, two TPSs with a cost basis of $6,194 were valued at $1,976.  As previously mentioned, management has concluded that only the pooled TPS is OTTI.  Any potential future loss that would be considered a credit loss or an increase in the amount of the unrealized loss attributed to credit, would negatively impact net income and regulatory capital; however, as previously noted, the fair market value adjustment at December 31, 2010, has already been recorded against equity.

As of December 31, 2010, the Company did not have securities from a single issuer, except for the United States government or its agencies, which exceeded 10 percent of consolidated stockholders' equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2010	2009	2008	2007	2006
Commercial	$310,376	$356,885	$391,926	$364,994	$327,985
Real estate:
Construction, land, and land development	116,601	148,505	152,704	153,184	143,928
1-4 family residential first mortgages	51,760	64,288	67,630	58,833	57,919
Home equity	26,111	30,110	35,504	32,881	31,059
Commercial	372,404	413,063	441,444	360,255	328,514
Consumer and other loans	11,514	8,163	11,884	13,790	15,752
Total loans	888,766	1,021,014	1,101,092	983,937	905,157
Deferred loan fees, net	117	304	357	372	871
Total loans, net of deferred fees	$888,649	$1,020,710	$1,100,735	$983,565	$904,286

As of December 31, 2010, the total amount of loans was approximately 91 percent of total deposits and 68 percent of total assets.  As of December 31, 2010, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were no non-U.S. loans outstanding during the years presented.

Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, inventory and accounts receivable, and capital expenditure loans to finance equipment and other fixed assets.  These loans generally have short maturities, have either adjustable or fixed rates, and are either unsecured or secured by inventory, accounts receivable, and/or fixed assets.

Real estate loans include various types of loans for which West Bank holds real property as collateral, and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature every 5 years with payments based on up to 30-year amortization periods.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities of up to 24 months.  West Bank originates residential real estate loans for its portfolio and for sale in the secondary market for a fee.

Consumer loans include loans extended to individuals for household, family, and other personal expenditures not secured by real estate.  The majority of West Bank's consumer lending is for vehicles, consolidation of personal debts, and household improvements.

The interest rates charged on loans vary with the degree of risk, the amount of the loan, and the maturity of the loan.  Competitive pressures, market interest rates, the availability of funds, and government regulation further influence the rate charged on a loan.

West Bank follows a loan policy that has been approved by West Bank's Board of Directors.  The loan policy is reviewed at least annually and is updated as considered necessary.  The policy establishes lending limits, review criteria, and other guidelines, such as for loan administration and the allowance for loan losses.  Loans are approved by West Bank's Board of Directors and/or designated officers in accordance with the applicable guidelines and underwriting policies.  Loans to any one borrower are limited by state banking laws.  Loan officer lending authorities vary according to the individual loan officer's experience and expertise.

The following tables show a breakdown of the three major segments of West Bank's loan portfolio (commercial, construction, and commercial real estate) as of December 31, 2010 and 2009.

Commercial loans:
	December 31
	2010		2009
	$	%	$	%
Finance and insurance	$82,473	27%	$88,960	25%
Real estate and rental/leasing	36,071	12%	42,747	12%
Manufacturing	34,550	11%	41,112	12%
Publishing, broadcasting, and information services	28,192	9%	28,987	8%
Construction	5,115	2%	5,019	1%
Wholesale trade	16,094	5%	10,946	3%
Building trades	14,107	4%	20,121	6%
Transportation and warehousing	12,742	4%	12,367	3%
Retail	9,297	3%	10,125	3%
Arts, entertainment, and recreation	12,517	4%	11,091	3%
Other	59,218	19%	85,410	24%
	$310,376	100%	$356,885	100%

Construction loans:
	December 31
	2010		2009
	$	%	$	%
Land development:
1-4 family	$19,941	17%	$19,092	13%
Other construction and development	31,611	27%	38,863	26%
Land:
Agricultural	18,177	16%	12,798	8%
Construction:
1-4 family:
Owner occupied	5,398	5%	4,325	3%
Nonowner occupied	8,662	7%	20,466	14%
Multifamily	1,050	1%	8,899	6%
Industrial, commercial, and other	31,762	27%	44,062	30%
	$116,601	100%	$148,505	100%

Commercial real estate loans:
	December 31
	2010		2009
	$	%	$	%
Owner occupied	$199,993	54%	$203,432	49%
Nonowner occupied:
Medical/retirement	51,078	14%	51,731	13%
Retail	45,828	12%	47,225	12%
Multifamily	26,767	7%	34,321	8%
Office	16,611	4%	38,424	9%
Warehouse	3,165	1%	15,123	4%
Hotel	10,185	3%	8,440	2%
Other	18,777	5%	14,367	3%
Total nonowner occupied	172,411	46%	209,631	51%
	$372,404	100%	$413,063	100%

Maturities of Loans

The contractual maturities of the Company's loan portfolio are as shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2010	Within one year	After one but within five years	After five years	Total
Commercial	$227,729	$72,653	$9,994	$310,376
Real estate:
Construction, land, and land development	66,189	50,412	—	116,601
1-4 family residential first mortgages	17,752	31,682	2,326	51,760
Home equity	5,573	8,725	11,813	26,111
Commercial	29,572	271,860	70,972	372,404
Consumer and other loans	6,975	4,062	477	11,514
Total loans	$353,790	$439,394	$95,582	$888,766

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$423,364	$57,027
Variable rates		16,030	38,555
		$439,394	$95,582

Risk Elements

The following table sets forth the amount of nonperforming loans by segment and other nonperforming assets held by the Company and common ratio measurements of those items.

	Years Ended December 31
	2010	2009	2008	2007	2006
Nonaccrual loans:
Commercial	$4,011	$9,846	$15,149	$2,078	$61
Real estate:
Construction, land, and land development	60	1,399	4,093	1,510	—
1-4 family residential first mortgages	1,001	597	1,043	833	313
Home equity	59	266	265	58	103
Commercial	2,814	214	799	990	6
Consumer and other loans	—	28	18	—	12
Total nonaccrual loans	7,945	12,350	21,367	5,469	495
Loans past due 90 days and still accruing interest:
Commercial	—	—	—	215	—
Real estate:
Construction, land, and land development	—	—	—	—	—
1-4 family residential first mortgages	198	—	92	178	—
Home equity	—	—	—	15	17
Commercial	—	—	—	—	131
Consumer and other loans	—	1,150	—	—	7
Total past due 90 days and still accruing interest	198	1,150	92	408	155
Troubled debt restructured loans*:
Commercial	—	6,168	596	—	—
Real estate:
Construction, land, and land development	1,195	84	—	—	—
1-4 family residential first mortgages	—	523	—	—	—
Home equity	—	—	6,780	—	—
Commercial	3,578	6,024	—	—	—
Consumer and other loans	14	18	—	—	—
Total troubled debt restructured loans	4,787	12,817	7,376	—	—
Total nonperforming loans	12,930	26,317	28,835	5,877	650
Other real estate owned	19,193	25,350	4,352	155	2,002
Nonaccrual investment securities	1,339	1,282	2,575	—	—
Total nonperforming assets	$33,462	$52,949	$35,762	$6,032	$2,652

Nonperforming loans to total loans	1.46%	2.58%	2.62%	0.60%	0.07%
Nonperforming assets to total assets	2.56%	3.36%	2.30%	0.45%	0.21%
* While restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following table sets forth the activity within each category of nonperforming loans and assets for the year ended December 31, 2010.

	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	—	—	—	—	—	321	321
Additions	5,694	7,853	5,111	18,658	5,528	625	24,811
Transfers:
Past due to nonaccrual	1,738	(1,738)	—	—	—	—	—
Troubled debt to nonaccrual	2,891	—	(2,891)	—	—	—	—
Troubled debt to past due	—	16	(16)	—	—	—	—
Nonaccrual to OREO	(1,660)	—	—	(1,660)	1,660	—	—
Upgrade in classification	(2,303)	(6,734)	(9,955)	(18,992)	—	—	(18,992)
Sales	—	—	—	—	(11,666)	(584)	(12,250)
Subsequent writedowns/
impairments	—	—	—	—	(1,621)	(305)	(1,926)
Charge-offs	(6,115)	(11)	(24)	(6,150)	(58)	—	(6,208)
Payments	(4,650)	(338)	(255)	(5,243)	—	—	(5,243)
Balance at end of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462

Total nonperforming assets have declined 36.8 percent since the end of 2009. As indicated in the table above, the decline in nonperforming assets is spread across all nonperforming categories, except investment securities. Management is devoting a great deal of effort to monitoring these nonperforming assets, and West Bank loan officers are in frequent contact with loan customers to execute workout strategies on any potential loan problems.

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.  Interest income on troubled debt restructured loans (TDR) is recognized pursuant to the terms of the new loan agreement.  A TDR may be reported in the nonaccrual category if it is not performing in accordance with its revised terms. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral.

Outstanding loans of $10,323 were placed on nonaccrual status during 2010.  Charge-offs of $6,115 were recorded in 2010 related to nonaccrual loans and $1,660 was transferred to other real estate owned.  A loan may be removed from nonaccrual status when payments have resumed and it is reasonable to expect continued payment performance. For the years ended December 31, 2010, 2009, and 2008, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $664, $1,411, and $795, respectively.

A loan may be considered a TDR loan when the interest rate is reduced below that of a new loan with comparable risk or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan at market terms.  The payment history of the customer, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial statements and tax returns are obtained and analyzed. A current assessment of collateral is performed. The approval process for TDRs is the same as that for new loans. The TDRs with extended terms are accounted for as impaired until ongoing performance is established.  Any TDR with an interest rate concession remains in TDR status until paid off. As shown in the table above, TDRs totaling $2,891 were transferred to nonaccrual during 2010. The average balance of all impaired loans during 2010 was approximately $38,552.  Interest income recognized on impaired loans in 2010 and 2009 was approximately $1,467 and $1,808, respectively, and was immaterial in 2008.

The following table summarizes all loans designated as TDRs, which are performing as of December 31, 2010, along with the concession made.

	Number	Amount
	of Loans	Outstanding
Concessions made:
Lengthened amortization:
Commercial	—	$—
Real estate:
Construction, land, and land development	1	80
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	2	3,578
Consumer and other loans	1	14
	4	3,672
Reduced interest rate:
Commercial	—	—
Real estate:
Construction, land, and land development	1	1,115
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
	1	1,115
Total	5	$4,787

As of December 31, 2010, West Bank had identified approximately $6,601 of loans to two real estate developers, $9,015 to three commercial real estate customers, $1,169 to one commercial customer, and $212 to an individual residential mortgage customer as potential problem loans.  None of these loans were in default at the end of the year.  It is not now possible to predict the degree of problems these loans may develop.  However, West Bank is closely monitoring each of them.

The composition of other real estate owned as of December 31, 2010, is shown in the following table.

Construction, land development, and other land	$12,953
1-4 family residential properties	1,038
Multifamily	1,374
Commercial properties	3,828
$19,193

The Company is actively marketing the assets included in the previous table.  Unfortunately, demand for commercial real estate and development land remains weak.  Valuations of other real estate owned are periodically performed by management so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  The construction and land development category includes six properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  One of the Des Moines properties was sold in January 2011. The 1-4 family properties consist of seven homes. The multifamily category consists of a 22-unit townhome project in Arkansas, with 20 of the units currently rented.  The commercial properties consist of five properties, all of which are commercial facilities.

SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

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

Change in the Allowance for Loan Losses

West Bank's policy is to charge off loans when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes activity in the Company's allowance for loan losses by loan segment for the years indicated, including amounts of loans charged off, amounts of recoveries, additions to the allowance charged to income, and related ratios.

	Analysis of the Allowance for Loan Losses for the Years
	Ended December 31
	2010	2009	2008	2007	2006
Balance at beginning of period	$19,126	$15,441	$8,935	$8,494	$7,615
Charge-offs:
Commercial	5,785	8,495	8,993	1,741	776
Real estate:
Construction, land, and land development	209	2,859	952	—	295
1-4 family residential first mortgages	371	1,087	38	113	9
Home equity	266	598	92	243	—
Commercial	53	3,551	36	—	—
Consumer and other loans	234	4,790	259	45	60
	6,918	21,380	10,370	2,142	1,140
Recoveries:
Commercial	716	493	236	191	270
Real estate:
Construction, land, and land development	10	20	—	—	6
1-4 family residential first mortgages	33	8	22	20	1
Home equity	16	11	—	—	—
Commercial	10	—	—	—	—
Consumer and other loans	44	33	18	22	17
	829	565	276	233	294
Net charge-offs	6,089	20,815	10,094	1,909	846
Provision for loan losses charged to operations	6,050	24,500	16,600	2,350	1,725
Balance at end of period	$19,087	$19,126	$15,441	$8,935	$8,494
Average loans outstanding	$961,977	$1,100,045	$1,054,558	$945,669	$918,992
Ratio of net charge-offs during the period
to average loans outstanding	0.63%	1.89%	0.96%	0.20%	0.09%
Ratio of allowance for loan losses to
average loans outstanding	1.98%	1.74%	1.46%	0.94%	0.92%

As the previous table indicates, the provision for loan losses and the charge-off of commercial, construction and land development, commercial real estate, and consumer loans are the most significant changes in the reserve level for the five-year period presented.  The net charge-off ratio for 2010 was 0.63 percent, a significant improvement compared to 2009, which was a historical high for the Company.  According to the September 2010 Bank Holding Company Performance Report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, the percentage of net charge-offs to average loans for all banks with total assets between $1 billion and $3 billion was 1.16 percent for the first nine months of 2010.

Commercial charge-offs in 2010 included $4,802 related to eight customers, including additional charge-offs for a customer who had a fraud committed against his company during 2008.

Factors that are considered when determining the adequacy of the allowance include loan concentrations, loan growth, the economic outlook, and historical losses.  The Company's concentration risks include geographic concentration in Central Iowa.  The local economy is comprised primarily of service industries and state and county governments.

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately-owned Iowa business person or entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans, because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks, because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.  Although management believes that the real estate markets in which West Bank makes loans are not as depressed as in some other parts of the country, we believe that real estate-related credit risks continue to be higher than normal in our markets.  The current economic conditions in West Bank's market areas continue to put negative pressure on our existing loan customers and are limiting our ability to make attractive new loans.

Nonperforming assets have continued to decline throughout 2010.  We are experiencing changes in the components of nonperforming assets as certain loans move from nonaccrual status to other real estate owned to ultimate disposition.  The amounts being realized from the sale of other real estate owned have been reasonably close to the carrying value, which indicates the valuation process for other real estate owned has validity.

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	2010		2009		2008		2007		2006
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$7,940	34.92%	$7,988	34.95%	$9,177	35.59%	$2,762	37.10%	$2,068	36.23%
Real estate:
Construction, land,
and land development	3,787	13.12%	3,260	14.54%	2,310	13.87%	1,267	15.57%	1,168	15.90%
1-4 family residential
first mortgages	647	5.82%	649	6.30%	296	6.14%	436	5.98%	427	6.40%
Home equity	658	2.94%	654	2.95%	270	3.23%	909	3.34%	714	3.44%
Commercial	5,823	41.90%	6,438	40.46%	3,227	40.09%	3,475	36.61%	3,985	36.29%
Consumer and other loans	232	1.30%	137	0.80%	161	1.08%	86	1.40%	132	1.74%
	$19,087	100.00%	$19,126	100.00%	$15,441	100.00%	$8,935	100.00%	$8,494	100.00%
*Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories, the historical net loss experience by category, which can vary over time, and management's assessment of economic factors that may influence potential losses in the loan portfolio.  Prior to 2010, the historical experience factor was calculated using a three-year average. That average was updated once per year at the end of each calendar year. In 2010, that calculation was modified to use a rolling 12-quarter average. It was felt that by using a rolling 12-quarter average, the most recent charge off experience is factored into the analysis sooner. The allocation of the allowance includes specific reserves of $1,742 in the commercial category for three borrowers, $1,900 in the construction, land, and land development category for two borrowers, $25 for one residential mortgage customer, and $21 in the consumer category for one borrower.

DEPOSITS

The Company's primary source of funds is customer deposits.  Total deposits as of December 31, 2010, were $972,072, a reduction of 22 percent compared to the end of 2009.  The decline was primarily in savings and certificates of deposit. Savings deposits declined $128,287 primarily due to the transfer of the SmartyPig® related deposits. Certificates of deposit declined $149,849 compared to December 31, 2009, with the majority of the reduction in Certificate of Deposit Account Registry Service (CDARS) deposits due to the decision to let West Bank's wholesale CDARS deposits mature, and a decline in commercial CDARS balances. CDARS is a program that coordinates, on a reciprocal basis, a network of banks to spread out deposits exceeding the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits.

While approximately 77 percent of West Bank's total certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate-sensitive certificates of deposit in excess of $100 experience somewhat higher volatility with regard to renewal volume as West Bank adjusts rates based upon funding needs.  In December 2010, management was utilizing wholesale deposits of $44,760 as a source of funding.  Of the total wholesale deposits, approximately $4,299 are certificates of deposit which mature in 2011.  In the event a substantial volume of certificates is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund significant runoff.  A sustained reduction in deposit volume would have a significant negative impact on the Company's operations and liquidity.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2010.

3 months or less	$70,619
Over 3 through 6 months	56,954
Over 6 through 12 months	35,106
Over 12 months	15,709
$178,388

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits during the years indicated.

	Years ended December 31
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$229,939	—	$201,243	—	$180,614	—
Interest-bearing demand:
Reward Me checking	82,254	2.40%	69,779	3.29%	14,643	3.97%
Other interest-bearing demand	78,163	0.25%	66,925	0.27%	72,621	0.88%
Money market	253,351	0.63%	227,014	0.72%	200,569	1.74%
Savings:
SmartyPig® savings	113,290	2.01%	102,144	2.33%	3,040	3.89%
Other savings	40,985	0.33%	37,417	0.36%	34,977	0.61%
Time certificates	421,015	1.67%	527,075	2.45%	447,959	3.68%
	$1,218,997		$1,231,597		$954,423

BORROWED FUNDS

The following table summarizes the outstanding amount of and the weighted average rate on borrowed funds as of the dates indicated.

	As of December 31
	2010		2009		2008
	Balance	Rate	Balance	Rate	Balance	Rate
Subordinated notes	$20,619	3.45%	$20,619	7.14%	$20,619	7.14%
FHLB advances	105,000	3.84%	125,000	4.18%	125,000	4.18%
Federal funds purchased and securities
sold under agreements to repurchase	52,095	0.28%	40,342	0.45%	93,111	0.48%
Other short-term borrowings	2,914	—	2,553	—	245	—
	$180,628	2.71%	$188,514	3.65%	$238,975	2.99%

Other short-term borrowings as of the end of each year consisted of Treasury, Tax, and Loan Option Notes.

The following tables set forth the average amount of, the average rate paid, and the maximum outstanding balance on borrowed funds for the years indicated.

	Years Ended December 31
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Subordinated notes	$20,619	6.21%	$20,619	7.14%	$20,619	7.14%
FHLB advances	108,726	3.97%	125,000	4.24%	138,203	4.06%
Federal funds purchased and securities
sold under agreements to repurchase	59,697	0.35%	85,987	0.37%	125,110	2.23%
Other short-term borrowings	2,056	—	1,288	—	1,317	2.98%
	$191,098	3.04%	$232,894	3.04%	$285,249	3.47%

	2010	2009	2008
Maximum amount outstanding during
the year:
Subordinated notes	$20,619	$20,619	$20,619
FHLB advances	125,000	125,000	153,000
Federal funds purchased and securities
sold under agreements to repurchase	91,431	136,613	198,917
Other short-term borrowings	3,544	4,047	21,769

The fluctuation in FHLB advances between the maximum amount outstanding and the December 31, 2010, balance was due to a maturity of one advance in March 2010. The fluctuation in federal funds purchased and securities sold under agreements to repurchase is dependent upon the loan demand and investment strategy of correspondent banks for federal funds purchased and customer cash flows for securities sold under agreements to repurchase.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, West Bank commits to extend credit in the form of loan commitments and standby letters of credit in order to meet the financing needs of its customers.  These commitments expose West Bank to varying degrees of credit and market risks in excess of the amounts recognized in the consolidated balance sheets and are subject to the same credit policies as are loans recorded on the balance sheets.

West Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  As of December 31, 2010 and 2009, West Bank had commitments to extend credit of approximately $202,000 on both of these dates and standby letters of credit of approximately $15,000 and $18,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  West Bank evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and commercial properties.

Standby letters of credit are conditional commitments issued by West Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above, and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount disclosed above.  If a commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2010 and 2009, no amounts had been recorded as liabilities for West Bank's potential obligations under these guarantees.

In February 2008, 2009, and 2010, West Bank executed MPF Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist in managing the credit risk of the MPF Program mortgage loans.  The term of the current commitment and guarantee per the Master Commitment is through March 18, 2011.  (West Bank expects to enter into a new commitment upon the expiration of the current commitment.)  At December 31, 2010, any liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $195.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investor purchasing residential mortgage loans from West Bank, the Company had approximately $180,000 and $105,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2010 and 2009, respectively. West Bank did not repurchase any loans from secondary market investors under the terms of loan sale agreements during the years ended December 31, 2010 and 2009. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to West Bank is not significant, and accordingly, the only liability established relates to loans sold under the FHLB MPF program.

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2010.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Deposits	$972,072	$905,593	$51,088	$15,391	$—
Federal funds purchased and securities sold
under agreements to repurchase	52,095	52,095	—	—	—
Other short-term borrowings	2,914	2,914	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	—	—	105,000
Operating lease commitments	16,029	1,454	2,756	1,862	9,957
Total	$1,168,729	$962,056	$53,844	$17,253	$135,576

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $87,954 at December 31, 2010, a decline of $43,541 from December 31, 2009.  West Bank had additional borrowing capacity available from the FHLB of approximately $34,800 at December 31, 2010.  In addition, West Bank has $58,000 in borrowing capacity available through unsecured and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of December 31, 2010.  Net cash from continuing operating activities contributed $25,084, $16,706, and $26,960 to liquidity for the years 2010, 2009, and 2008, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provide strong liquidity for the Company as of December 31, 2010.

On December 31, 2008, the Company received $36,000 from the United States Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the CPP.  The senior preferred shares qualify as Tier 1 capital for regulatory purposes, rank senior to common stock, and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors and management believed it was prudent to participate in the CPP because (i) the cost of capital under the program was significantly lower than the cost of capital otherwise available to the Company at the time, and (ii) despite being well-capitalized, additional capital provided the Company and West Bank additional flexibility to meet future capital needs during the highly uncertain economic environment.  The Board has begun evaluating options for redeeming the preferred stock, including selling additional common stock, using earnings, participating in the Small Business Lending Fund, or combinations of those alternatives. No decisions have yet been made, but the Company expects to redeem the preferred stock before December 31, 2013.

The Company's total stockholders' equity increased to $145,436 at December 31, 2010, from $133,059 at December 31, 2009.  The change in equity was due to the 2010 net income less preferred and common stock dividends paid and lower accumulated other comprehensive loss due to lower unrealized losses in the investment portfolio.  At December 31, 2010, stockholders' equity was 11.14 percent of total assets, compared to 8.45 percent at December 31, 2009.  The Company's tangible common equity ratio was 8.49 percent at December 31, 2010, compared to 6.27 percent a year earlier.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time, except for the possible repurchase of preferred stock.  The December 31, 2010, capital levels of the Company exceed applicable regulatory guidelines to be considered well-capitalized.

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 of the following audited financial statements.

INTEREST RATE RISK

Interest rate risk refers to the exposure to earnings and capital arising from changes in interest rates.  Management's objectives are to manage interest rate risk to work for consistent growth of earnings and capital.  Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations used to evaluate volatility, interest rate, spread, and volume assumptions.  This risk is quantified and compared against tolerance levels.

The Company uses a purchased computer software simulation modeling program to measure its exposure to potential interest rate changes.  For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income.

Another measure of interest rate sensitivity is the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.  The Company's gap ratio is shown on the following page.

INFLATION

The primary impact of inflation on the Company's operations is increased asset yields, deposit costs, and operating overhead.  Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution's performance than they would have on non-financial companies.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.  The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than otherwise would be necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2010 materially changed compared to 2009.

The following table presents the estimated change in net interest income for the coming twelve months under several scenarios of assumed interest rate changes for the rate shock levels shown:

Scenario	% Change
300 basis points rising	4.43%
200 basis points rising	2.92%
100 basis points rising	0.60%
Base	—

As of December 31, 2010, the estimated effect of an immediate 300 basis point increase in interest rates would cause the Company's net interest income to increase by approximately 4.43 percent, or $1,946 in 2011.  The estimated effect of an immediate decrease in rates is not reasonably calculable due to the current historically low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short-term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short-term as the change in market rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions.  Actual values may differ from those projections set forth above.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

The following table sets forth the estimated maturity, expected cash flows, or repricing opportunities, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2010.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$447,163	$99,634	$317,597	$28,707	$893,101
Securities available for sale	16,013	33,629	152,115	54,569	256,326
Federal funds sold and other
short-term investments	67,885	—	—	—	67,885
Federal Home Loan Bank stock	11,211	—	—	—	11,211
Total interest-earning assets	542,272	133,263	469,712	83,276	1,228,523
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand,
and money markets	455,881	—	—	—	455,881
Time	93,516	126,026	63,499	2,873	285,914
Federal funds purchased and securities sold
under agreement to repurchase	52,095	—	—	—	52,095
Other short-term borrowings	2,914	—	—	—	2,914
Long-term borrowings	20,619	—	—	105,000	125,619
Total interest-bearing liabilities	625,025	126,026	63,499	107,873	922,423
Interest sensitivity gap per period	$(82,753)	$7,237	$406,213	$(24,597)	$306,100
Cumulative interest sensitivity gap	$(82,753)	$(75,516)	$330,697	$306,100	$306,100
Interest sensitivity gap ratio	0.87	1.06	7.40	0.77	1.33
Cumulative interest sensitivity gap ratio	0.87	0.90	1.41	1.33	1.33

As of December 31, 2010, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.90, meaning that the Company is liability sensitive over the cumulative twelve-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within these time frames are savings, money market, and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
March 11, 2011

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2010 and 2009, and the related statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion.

 /s/ McGladrey & Pullen, LLP
 Des Moines, Iowa
March 11, 2011

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Management's Report on Internal Control Over Financial Reporting

The management of West Bancorporation, Inc. and subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

West Bancorporation, Inc. and subsidiary's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.  The independent registered public accounting firm that audited the financial statements included in the annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer

March 11, 2011

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009

(in thousands, except per share data)	2010	2009
ASSETS
Cash and due from banks	$20,069	$27,923
Federal funds sold and other short-term investments	67,885	103,572
Cash and cash equivalents	87,954	131,495
Securities available for sale	256,326	340,478
Federal Home Loan Bank stock, at cost	11,211	10,791
Loans held for sale	4,452	332
Loans	888,649	1,020,710
Allowance for loan losses	(19,087)	(19,126)
Loans, net	869,562	1,001,584
Premises and equipment, net	5,068	5,290
Accrued interest receivable	4,959	5,502
Bank-owned life insurance	25,395	25,400
Other real estate owned	19,193	25,350
Deferred tax assets	11,164	12,823
Other assets	10,179	16,009
Total assets	$1,305,463	$1,575,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$230,277	$206,412
Interest-bearing demand	142,031	162,305
Savings	313,850	442,137
Time of $100,000 or more	178,388	271,145
Other time	107,526	164,618
Total deposits	972,072	1,246,617
Federal funds purchased and securities sold under agreements to repurchase	52,095	40,342
Other short-term borrowings	2,914	2,553
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	125,000
Accrued expenses and other liabilities	7,327	6,864
Total liabilities	1,160,027	1,441,995
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share;
authorized 50,000,000 shares; 36,000 shares issued and outstanding
at December 31, 2010 and 2009	34,508	34,024
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares
issued and outstanding at December 31, 2010 and 2009	3,000	3,000
Additional paid-in capital	34,387	34,387
Retained earnings	76,188	65,959
Accumulated other comprehensive loss	(2,647)	(4,311)
Total stockholders' equity	145,436	133,059
Total liabilities and stockholders' equity	$1,305,463	$1,575,054

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)	2010	2009	2008
Interest income:
Loans, including fees	$53,215	$59,309	$63,525
Securities:
U.S. Treasury, government agencies and corporations	2,411	2,436	2,903
State and political subdivisions	3,124	4,322	4,152
Corporate notes and other investments	1,852	1,142	1,485
Federal funds sold and other short-term investments	541	521	467
Total interest income	61,143	67,730	72,532
Interest expense:
Demand deposits	2,165	2,481	1,223
Savings deposits	4,003	4,157	3,812
Time deposits	7,049	12,910	16,486
Federal funds purchased and securities sold under
agreements to repurchase	210	320	2,788
Other short-term borrowings	—	—	39
Subordinated notes	1,280	1,472	1,476
Long-term borrowings	4,316	5,296	5,607
Total interest expense	19,023	26,636	31,431
Net interest income	42,120	41,094	41,101
Provision for loan losses	6,050	24,500	16,600
Net interest income after provision for loan losses	36,070	16,594	24,501
Noninterest income:
Service charges on deposit accounts	3,361	4,021	4,832
Debit card usage fees	1,329	1,123	880
Service fee from SmartyPig, LLC	1,314	—	—
Trust services	818	786	789
Gains and fees on sales of residential mortgages	1,533	1,114	544
Increase in cash value of bank-owned life insurance	869	776	936
Gain from bank-owned life insurance	422	840	—
Other income	1,006	972	986
Total noninterest income	10,652	9,632	8,967
Investment securities gains (losses), net:
Total other than temporary impairment losses	(305)	(3,444)	(4,739)
Portion of loss recognized in other comprehensive income
(loss) before taxes	—	832	—
Net impairment losses recognized in earnings	(305)	(2,612)	(4,739)
Realized securities gains, net	40	1,884	73
Investment securities (losses), net	(265)	(728)	(4,666)
Noninterest expense:
Salaries and employee benefits	10,996	9,938	9,257
Occupancy	3,207	3,451	2,992
Data processing	1,815	1,761	1,748
FDIC insurance expense	3,082	2,736	606
Other real estate owned expense	1,716	368	166
Professional fees	959	964	941
Miscellaneous losses	1,330	70	22
Goodwill impairment	—	13,376	—
Other expenses	4,639	5,241	4,373
Total noninterest expense	27,744	37,905	20,105
(Continued on next page)

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations (continued)
Years Ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)	2010	2009	2008
Income (loss) before income taxes	$18,713	$(12,407)	$8,697
Income taxes (benefits)	5,330	(7,356)	1,386
Income (loss) from continuing operations	13,383	(5,051)	7,311
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(10,262)	563
Income taxes (benefits)	—	(696)	238
Income (loss) from discontinued operations	—	(9,566)	325
Net income (loss)	13,383	(14,617)	7,636
Preferred stock dividends and accretion of discount	(2,284)	(2,276)	—
Net income (loss) available to common stockholders	$11,099	$(16,893)	$7,636
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share
from continuing operations	$0.64	$(0.42)	$0.42
Basic and diluted earnings (loss) per common share
from discontinued operations	$—	$(0.55)	$0.02
Basic and diluted earnings (loss) per common share	$0.64	$(0.97)	$0.44

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)	2010	2009	2008
Net income (loss)	$13,383	$(14,617)	$7,636
Other comprehensive income (loss):
Securities for which a portion of an other than temporary impairment has been recorded in earnings:
Unrealized holding gains (losses) arising during the period	15	(1,142)	—
Loss recognized in earnings	305	310	—
Net unrealized gains (losses) on securities with other than temporary
impairment before tax (expense) benefit	320	(832)	—
Tax (expense) benefit	(122)	316	—
Net unrealized gains (losses) on securities with other than temporary
impairment, net of tax in other comprehensive income (loss)	198	(516)	—
Other securities:
Unrealized holding gains (losses) arising during the period	2,404	2,098	(9,907)
Realized net (gains) recognized into net income (loss)	(40)	(1,884)	(73)
Realized impairment losses reclassified into net income	—	2,302	4,739
Net unrealized gains (losses) on other securities before
tax (expense) benefit	2,364	2,516	(5,241)
Tax (expense) benefit	(898)	(956)	1,989
Net unrealized gains (losses) on other securities, net of tax
in other comprehensive income (loss)	1,466	1,560	(3,252)
Other comprehensive income (loss)	$15,047	$(13,573)	$4,384

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2010, 2009, and 2008

(in thousands, except per share data)		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007		$—	$3,000	$32,000	$87,084	$(478)	$121,606
Net income		—	—	—	7,636	—	7,636
Other comprehensive (loss), unrealized (losses) on securities,
net of reclassification adjustment, net of tax		—	—	—	—	(3,252)	(3,252)
Preferred shares and common stock warrant issued		33,548	—	2,452	—	—	36,000
Shares reacquired and retired under the common stock repurchase plan		—	—	—	(789)	—	(789)
Cash dividends declared, $0.64 per common share		—	—	—	(11,138)	—	(11,138)
Balance, December 31, 2008		33,548	3,000	34,452	82,793	(3,730)	150,063
Cumulative effect accounting adjustment, net of tax (1)		—	—	—	1,625	(1,625)	—
Net (loss)		—	—	—	(14,617)	—	(14,617)
Other comprehensive income, unrealized gains on securities,
net of reclassification adjustment, net of tax		—	—	—	—	1,044	1,044
Preferred stock discount accretion		476	—	—	(476)	—	—
Preferred stock issuance costs		—	—	(65)	—	—	(65)
Cash dividends declared, $0.09 per common share		—	—	—	(1,566)	—	(1,566)
Preferred stock dividends declared		—	—	—	(1,800)	—	(1,800)
Balance, December 31, 2009	7	34,024	3,000	34,387	65,959	(4,311)	133,059
Net income		—	—	—	13,383	—	13,383
Other comprehensive income, unrealized gains on securities,
net of reclassification adjustment, net of tax		—	—	—	—	1,664	1,664
Preferred stock discount accretion		484	—	—	(484)	—	—
Cash dividends declared, $0.05 per common share		—	—	—	(870)	—	(870)
Preferred stock dividends declared		—	—	—	(1,800)	—	(1,800)
Balance, December 31, 2010		$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436

(1)Represents reclassifications of noncredit-related components of previously recorded other than temporary losses pursuant to the adoption of FSP 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments, now included as part of FASB ASC Topic 320, Investments-Debt and Equity Securities.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008

(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$13,383	$(14,617)	$7,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6,050	24,500	16,600
Goodwill impairment of banking operations	—	13,376	—
Goodwill impairment of discontinued operations	—	11,160	—
Net amortization and accretion	1,714	798	526
(Gain) loss on disposition of premises and equipment	(2)	7	22
Securities gains, net	(40)	(1,884)	(73)
Investment securities impairment losses	305	2,612	4,739
Proceeds from sales of loans held for sale	71,887	71,234	34,368
Originations of loans held for sale	(76,051)	(70,548)	(33,528)
Gain on sale of other real estate owned	(388)	(27)	(32)
Writedown of other real estate owned	1,621	133	70
Gain from bank-owned life insurance	(422)	(840)	—
Increase in value of bank-owned life insurance	(869)	(776)	(936)
Depreciation	582	688	686
Deferred income taxes	639	(7,261)	(3,140)
Other	—	(1,594)	(325)
Change in assets and liabilities:
Decrease in accrued interest receivable	543	913	1,414
Decrease (increase) in other assets	5,669	(9,026)	3,662
Increase (decrease) in accrued expenses and other liabilities	463	(2,142)	(4,729)
Net cash provided by operating activities - continuing operations	25,084	16,706	26,960
Net cash provided by operating activities - discontinued operations	—	905	1,045
Net cash provided by operating activities	25,084	17,611	28,005
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	299,728	191,468	117,129
Purchases of securities available for sale	(214,710)	(350,186)	(77,268)
Purchases of Federal Home Loan Bank stock	(1,385)	(2,617)	(5,628)
Proceeds from redemption of Federal Home Loan Bank stock	965	—	3,405
Net change in loans	125,541	35,022	(135,396)
Net proceeds from sales of other real estate owned	5,400	5,083	3,898
Proceeds from sales of premises and equipment	9	2	10
Purchases of premises and equipment	(368)	(1,348)	(547)
Proceeds of principal and earnings from bank-owned life insurance	1,296	1,493	—
Net cash provided by (used in) investing activities -
continuing operations	216,476	(121,083)	(94,397)
Net cash (used in) investing activities - discontinued operations	—	(20)	(170)
Net cash provided by (used in) investing activities	216,476	(121,103)	(94,567)

(Continued on next page)

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2010, 2009, and 2008

(in thousands)	2010	2009	2008
Cash Flows from Financing Activities:
Net change in deposits	$(274,545)	$91,485	$243,761
Net change in federal funds purchased and securities sold under
agreements to repurchase	11,753	(52,769)	(73,819)
Net change in other short-term borrowings	361	2,308	(2,427)
Proceeds from long-term borrowings	—	—	75,000
Principal payments on long-term borrowings	(20,000)	—	(53,000)
Proceeds from preferred shares and common stock warrant issued	—	—	36,000
Payment for shares reacquired under common stock repurchase plan	—	—	(789)
Common stock cash dividends	(870)	(1,566)	(11,138)
Preferred stock dividends paid	(1,800)	(1,575)	—
Preferred stock issuance costs	—	(65)	—
Net cash (used in) provided by financing activities -
continuing operations	(285,101)	37,818	213,588
Net cash provided by financing activities - discontinued operations	—	200	—
Net cash (used in) provided by financing activities	(285,101)	38,018	213,588
Net (decrease) increase in cash and cash equivalents	(43,541)	(65,474)	147,026
Cash and Cash Equivalents:
Beginning	131,495	196,969	49,943
Ending	$87,954	$131,495	$196,969

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$19,579	$28,879	$31,934
Income taxes	2,043	2,276	4,080

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$7,188	$26,188	$8,132
Transfer of other real estate owned to loans	6,655	—	—
Sale of WB Capital Management Inc. in exchange for a note receivable	—	2,000	—

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. and subsidiary (the Company) operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is state chartered and has its main office in West Des Moines, Iowa, with seven additional branches located in the Des Moines metropolitan area, two branches located in Iowa City, Iowa, and one branch located in Coralville, Iowa.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed in 2003 for the purpose of issuing trust preferred securities (TPS).  On December 31, 2009, West Bancorporation, Inc. sold WB Capital Management Inc. (WB Capital), a wholly-owned investment advisory subsidiary.

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the allowance for loan losses, and the valuation of other real estate owned.

Consolidation policy:  The consolidated financial statements include the accounts of West Bancorporation, Inc. (the Holding Company), West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  The accounts of WB Capital are included as discontinued operations for all periods through the December 31, 2009, sale date.  See Note 2 for additional details.  In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, and fees for trust services. This segment includes West Bank, the Company, and related elimination entries between the two, as the Company's operation is similar to that of West Bank.

Comprehensive income (loss):  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of OTTI securities.

Cash and cash equivalents:  For statement of cash flow purposes, the Company considers cash, due from banks, federal funds sold, and short-term investments with original maturities of 90 days or less, to be cash and cash equivalents.  Cash flows from loans and deposits are reported net.

Securities:  Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income taxes.  Available for sale securities may be sold for general liquidity needs, in response to market interest rate fluctuations, implementation of asset-liability management strategies, funding loan demand, changes in securities prepayment risk, or other similar factors.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost.

The amortized cost of debt securities classified as available for sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of each security or, in the case of callable securities, through the first call date, using the effective yield method.  Such amortization and accretion is included in interest income.  Interest income on securities is recognized using the interest method according to the terms of the security.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI.  The investment portfolio is evaluated for OTTI by segregating the portfolio into two segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests in securitized financial assets, including asset-backed securities and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325, Beneficial Interests in Securitized Financial Assets.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.45 percent of outstanding advances from the FHLB and the outstanding principal balance of loans issued through the Mortgage Partnership Finance Program(MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis. All shares of stock are issued and redeemed at a par value of $100.

Loans held for sale:  Loans held for sale include residential real estate mortgages that were originated in accordance with secondary market pricing and underwriting standards and are stated at the lower of cost or fair value determined on an aggregate basis.  Gains and losses on loan sales are recorded in noninterest income. West Bank does not retain servicing responsibility on loans sold.

Loans:  Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the segments identified in Note 4. Loans are analyzed by management on this basis and are not further broken down by class. All loan policies identified below apply to all segments of the loan portfolio.

Delinquencies are determined for all segments of loans based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to make all contractual payments as they become due.  Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year.   Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

A loan is classified as a troubled debt restructured (TDR) when for economic or legal reasons related to the borrower's financial difficulties a concession is granted to the borrower that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden of the borrower's near-term cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate is considered TDR if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual rather than TDR, if they are not performing per the restructured terms. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Based upon West Bank's ongoing assessment of credit quality within the loan portfolio, it maintains a list of Classified and Watch List loans where there is a potential for contractual payment or collateral shortfall. A loan on the Classified and Watch List is considered impaired when it is probable West Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans in each of the Company's loan segments are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

The allowance consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements, and local market conditions.  These same policies are applied to all classes of loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review West Bank's allowance for loan losses, and may require West Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and equipment:  Premises and equipment are stated at cost less accumulated depreciation.  The straight-line method of depreciation and amortization is used for calculating expense.  The estimated useful lives of premises and equipment range up to 40 years for buildings, up to 10 years for furniture and equipment, and the shorter of the estimated useful life or lease term for leasehold improvements.

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure.  Fair value is determined by management by obtaining appraisals or other market value information.  Any writedowns in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information. Any subsequent writedowns are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated financial statements.

Bank-owned life insurance:  The carrying amount of bank-owned life insurance consists of the initial premium paid plus increases in cash value less the carrying amount associated with any death benefit received.  Death benefits paid in excess of the applicable carrying amount are recognized as income, which is exempt from income taxes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Transfer of financial assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Preferred stock and common stock warrant:  The proceeds from the issuance of preferred stock and a common stock warrant were allocated between the two based upon the proportionate fair value of each at the time of receipt.  The resulting discount on preferred stock is being accreted to par using an effective yield method over a five-year period.  The accretion results in an adjustment directly to retained earnings and reduces the income available to common shareholders.

Income taxes (benefits):  The Company files a consolidated federal income tax return.  Income tax expense (benefit) is generally allocated as if the Holding Company and its subsidiary file separate income tax returns.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and is not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  Management does not believe the Company has any material uncertain tax positions which need to be disclosed.

Interest and penalties related to income taxes are recorded as other noninterest expense in the consolidated statements of operations.

Earnings (loss) per common share:  Basic earnings (loss) per common share from continuing and discontinued operations are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share from continuing and discontinued operations reflect the potential dilution that could occur if the Company's outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.

Current accounting developments:  In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance is included in the Codification as ASC 860.  The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company's financial position or statement of operations.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  The guidance requires additional disclosure in two areas:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.  Increased disclosures regarding the transfers in/out of Level 1 and 2 were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.  This guidance is included in the Codification as part of ASC 820. The adoption of both parts of this guidance did not have a material impact on the Company's consolidated financial position or statement of operations.

In July 2010, the FASB issued guidance for improving disclosures about an entity's credit quality and risk exposures of its loans and the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures about TDRs for public companies. The delay is intended to allow the FASB to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs for public companies and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The amendment to the original pronouncement does not delay any of the other required disclosures. The adoption of the guidance for additional disclosures for periods ending on or after December 15, 2010, did not have a material impact on the Company's consolidated financial position or statement of operations. The Company does not expect the remainder of the requirements effective for 2011 will have a material impact on the Company's consolidated financial position or statement of operations.

Note 2. Discontinued Operations

A former subsidiary, WB Capital, was sold effective December 31, 2009. The consideration received was a $2,000 seven-year promissory note and contingent earn-out payments of up to $1,170 over a five-year period if WB Capital achieved certain revenue milestones.  During 2010, the note was rewritten and the contingent payment, which was not likely to occur, was eliminated. The results of operations and cash flows of WB Capital have been reflected on those statements as discontinued operations for all periods through the sale date of December 31, 2009.

The results of discontinued operations consisted of the following for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Revenue from discontinued operations:
Interest income	$—	$—	$—
Interest expense	—	—	1
Net interest income	—	—	(1)
Noninterest income	—	6,184	7,596
Noninterest expense	—	16,446	7,032
Income (loss) from discontinued operations before income taxes	—	(10,262)	563
Income taxes (benefits)	—	(696)	238
Income (loss) from discontinued operations	$—	$(9,566)	$325

Noninterest expense for 2009 included goodwill impairment of $11,160 and loss on sale of $127.

The definitive agreement included a provision that the Company will not be involved in the investment advisory business for five years after closing, except as currently performed by the West Bank trust department.  The new owner of WB Capital is allowed to make its investment advisory services available at standard rates to West Bank's trust department customers and is managing West Bank's bond portfolio for a three-year period ending December 31, 2012.  The annual continuing cash flows to the buyer are not significant.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 3. Securities

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive (loss), and estimated fair value by security type as of December 31, 2010 and 2009.

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,685	$274	$(161)	$47,798
State and political subdivisions	59,512	464	(839)	59,137
Mortgage-backed securities (1)	140,699	905	(384)	141,220
Trust preferred securities	6,194	—	(4,218)	1,976
Corporate notes and other investments	6,507	16	(328)	6,195
	$260,597	$1,659	$(5,930)	$256,326

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$177,940	$190	$(240)	$177,890
State and political subdivisions	88,831	823	(1,719)	87,935
Mortgage-backed securities (1)	64,897	141	(460)	64,578
Trust preferred securities	6,926	—	(4,859)	2,067
Corporate notes and other investments	8,839	28	(859)	8,008
	$347,433	$1,182	$(8,137)	$340,478

(1) All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or are issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of approximately $168,066 and $170,211 as of December 31, 2010 and 2009, respectively, were pledged as collateral on the Treasury, Tax, and Loan Option Notes, securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping on behalf of the Company.

Interest income on state and political subdivision securities includes taxable interest of $68, $359, and $376 for the years ended December 31, 2010, 2009, and 2008, respectively.

The amortized cost and fair value of securities available for sale as of December 31, 2010, by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2010
	Amortized Cost	Fair Value
Due in one year or less	$3,482	$3,506
Due after one year through five years	59,351	59,021
Due after five years through ten years	19,490	19,663
Due after ten years	37,575	32,916
	119,898	115,106
Mortgage-backed securities	140,699	141,220
	$260,597	$256,326

The details of the sales of securities for the years ended December 31, 2010, 2009, and 2008 are summarized in the following table.

	2010	2009	2008
Proceeds from sales	$78,704	$155,064	$9,854
Gross gains on sales	411	2,726	73
Gross losses on sales	371	842	—

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2010 and 2009.  The tables include one TPS for which a portion of an OTTI has been recognized in other comprehensive income (loss).

	2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$19,853	$(161)	$—	$—	$19,853	$(161)
State and political subdivisions	25,374	(700)	2,003	(139)	27,377	(839)
Mortgage-backed securities	47,289	(384)	—	—	47,289	(384)
Trust preferred securities	—	—	1,976	(4,218)	1,976	(4,218)
Corporate notes and other investments	—	—	3,661	(328)	3,661	(328)
	$92,516	$(1,245)	$7,640	$(4,685)	$100,156	$(5,930)

	2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$42,535	$(240)	$—	$—	$42,535	$(240)
State and political subdivisions	31,433	(1,159)	11,652	(560)	43,085	(1,719)
Mortgage-backed securities	47,644	(460)	—	—	47,644	(460)
Trust preferred securities	—	—	2,067	(4,859)	2,067	(4,859)
Corporate notes and other investments	—	—	3,128	(859)	3,128	(859)
	$121,612	$(1,859)	$16,847	$(6,278)	$138,459	$(8,137)

As of December 31, 2010, the available for sale investment portfolio included eight municipal securities, two TPSs, and one corporate note with unrealized losses that have existed for longer than one year.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

All except one of the municipal obligations are with Iowa communities and all are considered to have acceptable credit risks.  The Company believes the unrealized losses on investments in state and political subdivisions are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at December 31, 2010.

The Company believes the unrealized losses on investments in mortgage-backed securities are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at December 31, 2010.

The Company believes the unrealized loss of $1,084 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at December 31, 2010.

As of December 31, 2010, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,339 at December 31, 2010. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk-adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts, and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and adjustments are made as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed-rate nature of the instrument's contractual interest cash flows, a discount rate of LIBOR +13% (a lifetime average all-in discount rate of approximately 17%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted at the original purchased yield of 6.33% through March 2011 and then LIBOR plus 1.25% thereafter.

The consulting firm first evaluates the credit quality of each underlying issuer within the TPS by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPSs and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no collateral will prepay over the life of the TPS.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply a larger amount of issuer defaults during the next three years than that which had been experienced historically, and a gradual leveling off of defaults thereafter.

Based on the valuation work performed, credit losses of $117 and $310 were recognized for the years ended December 31, 2010, and 2009, respectively. As of December 31, 2010, the unrealized loss of $3,134 is reflected in accumulated other comprehensive (loss), net of taxes of $1,191.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

During the third quarter of 2010, a single-issuer TPS, which was issued by Old Second Bancorp, Inc., was sold with a realized loss of $304. A previously announced exchange offer for this security was withdrawn by the issuer during the third quarter. Management made the decision to eliminate future potential losses on this security by selling West Bank's entire investment. The security had been considered to be OTTI and an impairment loss of $188 was recognized during the second quarter of 2010.

The following tables detail information for each individual and pooled TPS owned as of December 31, 2010 and 2009.

As of December 31, 2010:
	Single-issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,339	$(3,134)	Ca	51	20.6%	19.3%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,721	637	(1,084)	NR	n/a	n/a	n/a	n/a

As of December 31, 2009:
	Single-issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,591	$1,136	$(3,455)	Ca	58	18.2%	19.6%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,710	594	(1,116)	NR	n/a	n/a	n/a	n/a
Old Second Capital Trust I	Single	n/a	625	337	(288)	NR	n/a	n/a	n/a	n/a

NR - Not rated

(1)	Lowest rating assigned

(2)	Pooled issue originally included 58 banks and 19 insurance companies

(3)	As a percentage of the original collateral

(4)	As a percentage of the remaining performing collateral

Excess subordination represents the additional defaults in excess of both current and projected defaults that the pool can absorb before the bond experiences any credit impairment.  There is no excess collateral to absorb any future defaults.  With the excess subordination at zero percent, this may mean any additional deferrals or defaults could have a negative impact on the value of the pooled TPS.

The Company believes the unrealized loss on investments in corporate bonds is due to market conditions, not in estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider this investment to be OTTI at December 31, 2010.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled trust preferred security for which a portion of OTTI has been recognized in other comprehensive income (loss) for the years ended December 31, 2010 and 2009.

	2010	2009
Balance at beginning of period	$310	$—
Current period credit loss recognized in earnings	117	310
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sell or requirement to sell	—	—
Reductions for increases in cash flows expected to be collected	—	—
Balance at end of period	$427	$310

The components of accumulated other comprehensive income (loss), presented net of taxes, as of December 31, 2010 and 2009, are shown in the following table.

	2010	2009
Accumulated other comprehensive (loss):
Unrealized (losses) on available for sale securities for which a portion of other than temporary impairment has been recorded in earnings, net of
tax of $1,191 and $1,313, respectively	$(1,943)	$(2,142)
Unrealized (losses) on available for sale securities which are not other than
temporarily impaired, net of tax of $432 and $1,330, respectively	(704)	(2,169)
	$(2,647)	$(4,311)

Note 4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of December 31, 2010 and 2009:

	2010	2009
Commercial	$310,376	$356,885
Real estate:
Construction, land, and land development	116,601	148,505
1-4 family residential first mortgages	51,760	64,288
Home equity	26,111	30,110
Commercial	372,404	413,063
Consumer and other loans	11,514	8,163
	888,766	1,021,014
Net unamortized fees and costs	117	304
	$888,649	$1,020,710

The loan portfolio includes $484,920 and $560,729 of fixed rate loans and $403,846 and $460,285 of variable rate loans as of December 31, 2010 and 2009, respectively.

Real estate loans of approximately $314,000 and $261,000 were pledged as security for FHLB advances as of December 31, 2010 and 2009, respectively.  Loans of approximately $0 and $31 as of December 31, 2010 and 2009, respectively, were pledged as collateral on the Treasury, Tax, and Loan Option Notes.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, affiliated companies in which they are principal stockholders, and five percent stockholders (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Loan transactions with related parties were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Balance, beginning of year	$24,227	$22,446
New loans	7,210	31,921
Repayments	(13,471)	(29,958)
Change in classification	(32)	(182)
Balance, end of year	$17,934	$24,227

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of December 31, 2010 and 2009. The recorded investment represents principal balances net of any partial charge-offs. The related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	2010	2009
Nonaccrual loans:
Commercial	$4,011	$9,846
Real estate:
Construction, land, and land development	60	1,399
1-4 family residential first mortgages	1,001	597
Home equity	59	266
Commercial	2,814	214
Consumer and other loans	—	28
Total nonaccrual loans	7,945	12,350
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land, and land development	—	—
1-4 family residential first mortgages	198	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	1,150
Total past due 90 days and still accruing interest	198	1,150
Troubled debt restructured loans*:
Commercial	—	6,168
Real estate:
Construction, land, and land development	1,195	84
1-4 family residential first mortgages	—	523
Home equity	—	—
Commercial	3,578	6,024
Consumer and other loans	14	18
Total troubled debt restructured loans	4,787	12,817
Total nonperforming loans	$12,930	$26,317

* While restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken out by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2,086	$6,270	N/A
Real estate:
Construction, land, and land development	139	143	N/A
1-4 family residential first mortgages	836	884	N/A
Home equity	59	59	N/A
Commercial	6,392	6,392	N/A
Consumer and other	14	14	N/A
	9,526	13,762	N/A
With an allowance recorded:
Commercial	7,026	7,026	$1,742
Real estate:
Construction, land, and land development	14,250	14,250	1,900
1-4 family residential first mortgages	166	166	25
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	45	45	21
	21,487	21,487	3,688
Total:
Commercial	9,112	13,296	1,742
Real estate:
Construction, land, and land development	14,389	14,393	1,900
1-4 family residential first mortgages	1,002	1,050	25
Home equity	59	59	—
Commercial	6,392	6,392	—
Consumer and other	59	59	21
	$31,013	$35,249	$3,688

The following table reconciles the balance of nonaccrual loans with impaired loans as of December 31, 2010 and 2009.

	2010	2009
Nonaccrual loans	$7,945	$12,350
Troubled debt restructured loans	4,787	12,817
Other impaired loans still accruing interest	18,281	16,387
Total impaired loans	$31,013	$41,554

The balance of impaired loans at December 31, 2010, was comprised of 23 different borrowers, and the balance of impaired loans at December 31, 2009, was comprised of 47 different borrowers.  West Bank has no commitments to advance additional funds on any of the restructured loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Of the total amount of impaired loans as of December 31, 2010 and 2009, $345 (1%) and $6,648 (16%), respectively, were not real estate collateral dependent. Additionally, $7,131 (23%) and $8,311 (20%) of impaired loans were real estate collateral dependent as of December 31, 2010 and 2009, respectively, but were not supported by an appraisal less than 12 months old as of these dates. The remaining $23,537 (76%) and $26,595 (64%) as of December 31, 2010 and 2009, respectively, of impaired loans were real estate collateral dependent loans and supported by appraisals less than 12 months old as of these dates, which were prepared by qualified licensed appraisers.

The average recorded investments in impaired loans during 2010, 2009, and 2008, totaled $38,552, $50,919, and $13,664, respectively.  Interest income forgone on impaired loans was $664 during 2010, $1,411 during 2009, and $795 during 2008.  Interest income recognized on impaired loans was $1,467 in 2010, $1,808 in 2009, and an immaterial amount in 2008.

The following table provides an analysis of the age of the recorded investment in loans as of December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$329	$15	$3,661	$4,005	$306,371	$310,376	$—
Real estate:
Construction, land, and
land development	464	—	60	524	116,077	116,601	—
1-4 family residential
first mortgages	521	—	1,199	1,720	50,040	51,760	198
Home equity	—	—	59	59	26,052	26,111	—
Commercial	254	—	2,679	2,933	369,471	372,404	—
Consumer and other	42	1	—	43	11,471	11,514	—
Total	$1,610	$16	$7,658	$9,284	$879,482	$888,766	$198
Nonaccrual loans included
above	$—	$—	$7,460	$7,460	$485	$7,945	N/A

The following table shows the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2010.

	Pass	Watch	Substandard	Doubtful	Total
Commercial	$283,239	$5,990	$21,147	$—	$310,376
Real estate:
Construction, land, and land development	88,930	3,722	23,949	—	116,601
1-4 family residential first mortgages	48,152	1,217	2,391	—	51,760
Home equity	25,902	89	120	—	26,111
Commercial	343,869	12,894	15,641	—	372,404
Consumer and other	11,371	82	61	—	11,514
Total	$801,463	$23,994	$63,309	$—	$888,766

All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval and change as circumstances dictate during the term of the loan. West Bank utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column, and rating 9 included in the Doubtful column. The Substandard column includes all loans classified as impaired as well as loans with ratings 7 and 8, which are included in the general evaluation of the allowance for loan losses.

Risk rating 1: The loan is secured by cash equivalent collateral.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Risk rating 2: The loan is secured by properly margined marketable securities.

Risk rating 3: The borrower is in strong financial condition and has strong debt service capacity. The loan is performing as agreed, and the financial characteristics and trends of the borrower exceed industry statistics.

Risk rating 4: The borrower is in satisfactory financial condition and has satisfactory debt service capacity. The loan is performing as agreed, and the financial characteristics and trends of the borrower fall in line with industry statistics.

Risk rating 5: The borrower has been impacted by current economic conditions but is still generally paying as agreed. Declining earnings and strained cash flow may cause some slowness in payments. Leverage is increasing and guarantees may not fully support the debt. There may be noncompliance with loan covenants.

Risk rating 6: A potential weakness exists which may inadequately protect West Bank's credit position.

Risk rating 7: A well-defined weakness exists that jeopardizes the orderly reduction of debts. West Bank is inadequately protected by the valuation or paying capacity of the collateral pledged.

Risk rating 8: A loan is past due more than 90 days or there is reason to believe West Bank will not receive its principal and interest according to the terms of the loan agreement.

Risk rating 9: All of the weaknesses inherent in risk ratings 6, 7, and 8 exist with the added condition that collection or liquidation of the loan in full is highly improbable. A loan reaching this category would most likely be charged off.

Credit quality indicators for all loans and West Bank's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to West Bank's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5 and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse.

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point they are not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. For commercial loans, including construction and commercial real estate loans, that income stream is the operations of the business. For consumer loans, including 1-4 family residential and home equity loans, that income stream is typically wages or a salary. The risk of declining collateral values is present for most types of loans. For commercial loans, accounts receivable, fixed assets, and inventory generally comprise the collateral. Accounts receivable can diminish in value if collections are not timely. Fixed assets tend to depreciate over time. Inventory can become obsolete. For all types of loans secured by real estate, it is possible for the value of the real estate to decline.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table details changes in the allowance for loan losses by segment for the year ended December 31, 2010, and in total for 2009, and 2008. Also shown is a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method.

	2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total	2009	2008
Beginning balance	$7,988	$3,260	$649	$654	$6,438	$137	$19,126	$15,441	$8,935
Charge-offs	(5,785)	(209)	(371)	(266)	(53)	(234)	(6,918)	(21,380)	(10,370)
Recoveries	716	10	33	16	10	44	829	565	276
Provision	5,021	726	336	254	(572)	285	6,050	24,500	16,600
Ending balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087	$19,126	$15,441
Ending balance:
Individually evaluated
for impairment	$1,742	$1,900	$25	$—	$—	$21	$3,688	$4,935	$3,590
Collectively evaluated
for impairment	6,198	1,887	622	658	5,823	211	15,399	14,191	11,851
Total	$7,940	$3,787	$647	$658	$5,823	$232	$19,087	$19,126	$15,441

The following table shows the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2010, and in total as of December 31, 2009, and 2008.

	2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total	2009	2008
Ending balance:
Individually evaluated
for impairment	$9,112	$14,389	$1,002	$59	$6,392	$59	$31,013	$41,554	$41,111
Collectively evaluated
for impairment	301,264	102,212	50,758	26,052	366,012	11,455	857,753	979,460	1,059,981
Total	$310,376	$116,601	$51,760	$26,111	$372,404	$11,514	$888,766	$1,021,014	$1,101,092

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Land	$1,251	$1,251
Buildings	884	868
Leasehold improvements	2,960	2,754
Furniture and equipment	4,924	4,857
	10,019	9,730
Accumulated depreciation	4,951	4,440
	$5,068	$5,290

Note 6. Goodwill

Goodwill impairment was reviewed as of June 30, 2009, because the Company's common stock traded at a market price of less than its per share book value.  With the assistance of a third party valuation firm, management prepared an estimate of the fair value of a 100 percent controlling marketable interest in the outstanding stock of West Bank.  A combination of the income and market approaches was used in determining the fair value.  Based on that analysis, an impairment of $13,376, or all of West Bank's goodwill was recognized in the second quarter of 2009.

Note 7. Deposits

Savings deposits at December 31, 2009, included $187,358 of SmartyPig® savings, which was an internet-based savings and rewards program developed by SmartyPig, LLC, which is partially owned by WB Funding. On July 30, 2010, West Bank completed the transfer of the SmartyPig® savings accounts from West Bank to another financial institution per a previously announced transition agreement.

As of December 31, 2010, the scheduled maturities of time deposits were as follows:

2011	$219,435
2012	23,338
2013	27,750
2014	2,347
2015	13,044
$285,914

Time deposits as of December 31, 2010, included $142,059 of Certificate of Deposit Account Registry Service (CDARS) deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.  Total CDARS deposits included $89 of wholesale deposits which are used by the Company as an alternative source of funds.  Wholesale deposits come through intermediaries acting on behalf of the ultimate depositor.

Note 8. Other Short-Term Borrowings

Short-term borrowings as of December 31, 2010 and 2009, consisted of Treasury, Tax, and Loan Option Notes.  The Treasury, Tax, and Loan Option Notes are collateralized by certain loans and investment securities.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 9. Subordinated Notes

On July 18, 2003, the Company obtained $20,619 in TPSs from its participation in the issuance of a pooled TPS.  The security has a 30-year maturity, does not require any principal amortization, and is callable at par at the issuer's option.  The interest rate was fixed at 6.975 percent until October 1, 2010, when it changed to a variable rate based on the three-month LIBOR rate plus 3.05 percent.  At December 31, 2010, the interest rate was 3.34 percent. Interest is payable quarterly.  The effective cost of this security at December 31, 2010, including amortization of the discount fee, was 3.45 percent.  Holders of the subordinated notes have no voting rights, are unsecured, and rank junior in priority to all of the Company's indebtedness and senior to the Company's common and preferred stock.  See Note 1 for a discussion of the accounting principles related to this debt.

Note 10. Federal Home Loan Bank Advances

The following table presents the balance of FHLB advances as of December 31, 2010 and 2009, and the related rates.

	2010	2009
Federal Home Loan Bank advances; interest due
monthly with rates ranging from 2.70% to 4.32%	$105,000	$125,000

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy.  Advances totaling $80,000 are callable on a quarterly basis.  An advance of $25,000 with a maturity date of 2018 is first callable in 2011, and is callable on a quarterly basis thereafter.

The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2010, are as follows:

2016 and thereafter	$105,000
Total	$105,000

At December 31, 2010, West Bank had arrangements to borrow approximately $58,000 in unsecured and $10,000 in secured federal funds lines of credit at correspondent banks which are available under the correspondent bank's normal terms.  The lines have no stated expiration date.  As of December 31, 2010, no balance was outstanding under these arrangements.  West Bank also has additional borrowing capacity of approximately $34,800 at the FHLB as of December 31, 2010.

Note 11. Income Taxes from Continuing Operations

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2007 through 2010 remain open to examination by federal and state taxing authorities.  A federal examination for 2007 was completed with no adjustment to reported taxable income.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized no material interest or penalties.  No accrued interest or penalties are included in accrued tax expenses in the balance sheet as of December 31, 2010 and 2009.

The components of income tax expense (benefit) related to continuing operations consisted of the following for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Current:
Federal	$4,036	$(1,523)	$3,699
State	655	430	827
Deferred:
Federal	563	(5,544)	(3,047)
State	76	(719)	(93)
	$5,330	$(7,356)	$1,386

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Total income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008, differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes (benefits) as a result of the following:

	2010		2009		2008
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax
expense (benefit)	$6,550	35.0%	$(4,342)	(35.0)%	$3,044	35.0%
State income tax expense (benefit),
net of federal income tax benefit	502	2.7	(440)	(3.5)	444	5.1
Tax-exempt interest income	(1,647)	(8.8)	(1,971)	(15.9)	(1,700)	(19.6)
Nondeductible interest expense
to own tax-exempts	90	0.5	148	1.2	187	2.2
Tax-exempt increase in cash value of
life insurance and proceeds	(452)	(2.4)	(565)	(4.6)	(327)	(3.8)
Capital loss carryover due to sale
of WB Capital	—	—	(3,296)	(26.6)	—	—
Valuation allowance	666	3.6	3,320	26.8	389	4.5
New market tax credit	(273)	(1.5)	(228)	(1.8)	(228)	(2.6)
Other, net	(106)	(0.6)	18	0.1	(423)	(4.9)
	$5,330	28.5%	$(7,356)	(59.3)%	$1,386	15.9%

The tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of December 31, 2010 and 2009.

	2010	2009
Deferred tax assets:
Allowance for loan losses	$7,253	$7,268
Net unrealized losses on securities available for sale	1,623	2,643
Investment security impairment	291	—
Equity security impairment	—	144
Intangibles	2,265	2,517
Other real estate owned	870	360
Alternative minimum tax credit and other credits	21	909
State net operating loss carryforward	381	296
Capital loss carryforward	3,703	3,269
Other	569	419
	16,976	17,825
Deferred tax liabilities:
Net deferred loan fees and costs	255	324
Premises and equipment	493	462
Loans	559	399
Other	130	108
	1,437	1,293
Net deferred tax assets before valuation allowance	15,539	16,532
Valuation allowance for deferred tax assets	(4,375)	(3,709)
Net deferred tax assets	$11,164	$12,823

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company has approximately $6,352 of state operating loss carryforwards available to the Holding Company to offset future state taxable income.  The Company has approximately $9,015 of federal capital loss carryforwards and $9,154 of state capital loss carryforwards available to offset future capital gains.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.  The state operating loss carryforwards expire in 2019 and thereafter, and the capital loss carryforwards expire in 2013 through 2015.

Note 12. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital to Risk-Weighted Assets and of Tier 1 Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2010.  Prompt corrective action provisions are not applicable to the Holding Company.

On April 28, 2010, West Bank entered into a memorandum of understanding (MOU) with the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Corporation (FDIC). The agreement establishes a requirement for West Bank's Total Capital to Risk-Weighted Assets ratio to be at least 12.0 percent and it's Tier 1 Capital to Average Assets ratio to be at least 8.0 percent. Failure to maintain the individual minimum capital ratios established by the agreement could result in additional regulatory action against West Bank.

As of December 31, 2010, the most recent notification from regulatory agencies categorized West Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed West Bank's category.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$180,413	17.7%	$81,423	8.0%	n/a	n/a
West Bank (ratio required by MOU - 12.0%)	162,682	16.6	78,482	8.0	$98,102	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	167,612	16.5	40,711	4.0	n/a	n/a
West Bank	150,335	15.3	39,241	4.0	58,861	6.0

Tier 1 Capital (to Average Assets)
Consolidated	167,612	11.8	56,979	4.0	n/a	n/a
West Bank (ratio required by MOU - 8.0%)	150,335	10.7	56,335	4.0	70,419	5.0

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,217	14.3%	$96,441	8.0%	n/a	n/a
West Bank	166,795	13.9	95,991	8.0	$119,989	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	157,098	13.0	48,220	4.0	n/a	n/a
West Bank	141,745	11.8	47,995	4.0	71,993	6.0

Tier 1 Capital (to Average Assets)
Consolidated	157,098	9.8	64,180	4.0	n/a	n/a
West Bank	141,745	8.9	64,013	4.0	80,016	5.0

Intangible assets are not included in capital or assets when calculating regulatory capital ratios. The Company's tangible common equity ratio at December 31, 2010, was 8.49 percent, up from 6.27 percent at December 31, 2009.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets.

In accordance with the MOU, West Bank is restricted as to the amount of dividends that may be paid to the Holding Company without prior regulatory approval. The agreement allows West Bank to pay dividends to the Holding Company for preferred stock dividends, subordinated notes interest, and normal and ordinary Company expenses. The agreement calls for prior regulatory approval of West Bank dividends intended to fund Company common stock dividends, and it did receive approval for funding the Company's $0.05 special dividend paid in December 2010. West Bank may not pay dividends that would result in its capital levels being reduced below the minimum capital ratio requirements of the agreement.

On July 22, 2010, the Company received notice from the Federal Reserve Bank of Chicago that it must request prior approval for the declaration or payment of common stock dividends, which must be paid from current earnings.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 13. Stockholders' Equity and Earnings (Loss) per Common Share

Preferred stock:  On December 23, 2008, the shareholders of the Company approved a proposal to amend the Company's Restated Articles of Incorporation to authorize a class of 50 million shares of preferred stock.

On December 31, 2008, the Company issued 36,000 shares of perpetual cumulative senior preferred stock to the U.S. Department of the Treasury (the Treasury) under the Capital Purchase Program (CPP).  The preferred stock has a par value of $0.01 per share and a liquidation preference of $1,000 per share, or $36,000.  Dividends are payable quarterly at the rate of five percent per annum until the fifth anniversary date of the issuance and at a rate of nine percent per annum thereafter.  The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months.  The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.

The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock.  If dividends are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to the Company's Board.  The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

The Company has the option to repay the funds received under the CPP without regard to whether the Company has replaced the funds from other sources or any waiting period, subject to consultation with the Federal Reserve and the FDIC.

The CPP requires that the Company be subject to Treasury standards for executive compensation and corporate governance as long as any obligation arising from financial assistance provided under the statute remains outstanding.  The CPP requires that the Treasury's preferred stock be the senior debt of the Company for any future borrowings.  The Congress and Treasury may create additional provisions that could become retroactively applicable to the preferred stock.

Common stock:  Under the CPP, the Treasury's consent is required for any share repurchases of common stock until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

Any proposed dividend increase above the $0.16 quarterly dividend paid in the quarter ended September 30, 2008, is subject to the approval of the Treasury until December 31, 2011, unless the senior preferred stock has been redeemed or the Treasury has transferred all of the senior preferred stock to third parties.

On April 12, 2005, shareholders approved the West Bancorporation, Inc. Restricted Stock Compensation Plan.  The plan provides awards to be made until March 1, 2015, with a maximum of 300,000 shares purchased in the open market to be issued as awards, subject to certain restrictions. The Compensation Committee of the Company's Board of Directors administers the Plan.  As of December 31, 2010, no awards had been granted under this plan.

Common stock warrants:  In connection with the CPP described above, a common stock warrant exercisable for 474,100 shares of common stock was issued and is exercisable on or before December 31, 2018.  The warrant entitles the Treasury to purchase 474,100 shares of common stock at $11.39 per share.  The difference in the market value of a share of common stock compared to the exercise price of a share of common stock under the warrant was a decline of $3.60 per share as of December 31, 2010.  If the Company repays the CPP funds in full, the Treasury would be required to liquidate the warrant at the current market price.

As holder of the common stock warrant, the Treasury is not entitled to vote, to receive dividends, or to exercise any other rights of common shareholders for any purpose until such warrants have been duly exercised.  The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise.  The Company intends to maintain at all times during the period the preferred stock is outstanding and during the period the warrant is exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrant for the benefit of the warrant holder.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The fair value of the warrant was estimated using the Black-Scholes valuation model.  The valuation model incorporated assumptions including the Company's common stock price, dividend yield, stock price volatility, and the risk-free interest rate.  The following is a summary of the assumptions used in this model for the warrant issued on December 31, 2008.

Warrant	December 31, 2008
Expected volatility	55.00%
Expected term in years	5
Risk-free interest rate	2.21%
Dividend yield	5.28%
Weighted average estimated fair value	$4.15

The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 12 percent at the date of issuance.  The proceeds from the Treasury were then allocated based on the relative fair value of the warrant as compared with the fair value of the preferred stock.

Earnings (loss) per common share:  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31, 2010, 2009, and 2008, is presented below.  See Note 1, Organization and Nature of Business and Summary of Significant Accounting Policies, for a discussion on the calculation of earnings (loss) per common share.

	2010	2009	2008
Income (loss) from continuing operations	$13,383	$(5,051)	$7,311
Income (loss) from discontinued operations	—	(9,566)	325
Net income (loss)	13,383	(14,617)	7,636
Preferred stock dividends*	(1,800)	(1,800)	—
Preferred stock discount accretion*	(484)	(476)	—
Net income (loss) available to common stockholders	$11,099	$(16,893)	$7,636

Weighted average common shares outstanding	17,404	17,404	17,405
Common stock warrant**	—	—	—
Diluted weighted average common shares outstanding	17,404	17,404	17,405

Basic earnings (loss) per common share from continuing operations	$0.64	$(0.42)	$0.42
Basic earnings (loss) per common share from discontinued operations	$—	$(0.55)	$0.02
Basic earnings (loss) per common share	$0.64	$(0.97)	$0.44

Diluted earnings (loss) per common share from continuing operations	$0.64	$(0.42)	$0.42
Diluted earnings (loss) per common share from discontinued operations	$—	$(0.55)	$0.02
Diluted earnings (loss) per common share	$0.64	$(0.97)	$0.44

*    Preferred stock and the common stock warrant were issued on December 31, 2008, and therefore had no effect in 2008.
** The average closing price of the Company's common stock for the years ended December 31, 2010 and 2009, was $6.68 and $6.41, respectively.  These were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 14. Commitments and Contingencies

The Company leases real estate under several noncancelable operating lease agreements.  Rent expense related to these leases was $1,514, $1,712, and $1,304, for the years ended December 31, 2010, 2009, and 2008, respectively.

The approximate total minimum rental commitments as of December 31, 2010, consisted of the following:

2011	$1,454
2012	1,407
2013	1,349
2014	1,047
2015	815
Thereafter	9,957
$16,029

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank which is included in cash and due from banks.  Required reserve balances were approximately $1,872 and $2,537 as of December 31, 2010 and 2009, respectively.

Financial instruments with off-balance-sheet risk:  The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The Company's commitments as of December 31, 2010 and 2009, consisted of the following approximate amounts.

	2010	2009
Commitments to extend credit	$202,043	$202,217
Standby letters of credit	14,709	18,350
	$216,752	$220,567

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $10,173 at December 31, 2010, expire within 10 years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party, and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above, and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2010 and 2009, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In February 2008, 2009, and 2010, West Bank executed MPF Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment and guarantee per the Master Commitment is through March 18, 2011.  (West Bank expects to enter into a new commitment upon the expiration of the current commitment.)  At December 31, 2010, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $195.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investor purchasing residential mortgage loans from West Bank, the Company had approximately $180,000 and $105,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2010 and 2009, respectively. West Bank did not repurchase any loans from secondary market investors under the terms of loan sale agreements during the years ended December 31, 2010 and 2009. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to West Bank is not significant, and accordingly, the only liability established relates to loans sold under the FHLB MPF program.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area and a 30-mile radius of the Iowa City, Iowa, metropolitan area).  Securities issued by state and political subdivisions involve governmental entities within the state of Iowa, except for one issue from a school district in the state of Nebraska.  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  On September 29, 2010, West Bank was named a defendant in a purported class action lawsuit that asserts overdraft fees charged by West Bank on bank card transactions are in fact interest charges that violate Iowa usury laws. West Bank believes the allegations of the lawsuit to be both factually and legally inaccurate. West Bank will vigorously defend this litigation.

In the normal course of business, the Company is involved in various other legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 15. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all of its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a profit sharing plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  The purpose of the plan is to offer participants a systematic program for the accumulation of retirement and savings income, as well as a means by which to obtain beneficial interest of ownership in Company stock.  The stock ownership component of the plan, which is optional, is intended to invest exclusively in common stock of the Company.

The contributions made by the Company to the profit sharing component are determined annually by the Board of Directors.  Profit sharing expense for the years ended December 31, 2010, 2009, and 2008, totaled $215, $0, and $197, respectively.

The plan allows eligible employees to defer a portion of their compensation ranging from 1% to the maximum dollar amount allowed by current law.  The Company is required to match a portion of the employees' contributions.  The Company's match is 100% of the first 3% of employee deferrals and 50% of the next 2% of employee deferrals.  Forfeitures are used to reduce employer contributions.  Expense for the years ended December 31, 2010, 2009, and 2008, totaled $275, $287, and $244, respectively.

As of December 31, 2010 and 2009, the plan held 289,823 and 292,911 shares, respectively, of Company stock.  These shares are included in the computation of earnings (loss) per share.  Dividends on shares held in the plan may be reinvested in Company stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 16. Fair Value Measurements

Accounting guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system, and defines required disclosures.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business.

The Company's balance sheet contains securities available for sale that are recorded at fair value on a recurring basis.  The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  Examples include U.S. Treasury securities and certain corporate bonds.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.  The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems. Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management's best estimates. The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable.

The following tables present the balances of assets measured at fair value on a recurring basis by level as of December 31, 2010 and 2009.

	2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$47,798	$—	$47,798	$—
State and political subdivisions	59,137	—	59,137	—
Mortgage-backed securities	141,220	—	141,220	—
Trust preferred securities	1,976	—	637	1,339
Corporate notes and other investments	6,195	5,280	915	—
Total	$256,326	$5,280	$249,707	$1,339

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

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

During 2010, two corporate securities totaling $5,280 at the time of transfer were transferred to Level 1 from Level 2 due to the Company becoming aware of an active market for those securities.

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

Securities available for sale:	2010	2009
Beginning balance	$1,136	$2,325
Transfer into level 3	625	250
Total gains or (losses):
Included in earnings	(305)	(560)
Included in other comprehensive (loss)	320	(832)
Sale of security	(437)	—
Principal payments	—	(47)
Ending balance	$1,339	$1,136

The previous table includes one pooled TPS (ALESCO Preferred Funding X, Ltd.) and one single-issuer TPS (Old Second Capital). An exchange offer for Old Second Capital was subsequently withdrawn and the security was sold in the third quarter of 2010. See Note 3 for a detailed discussion of the valuation of both of these securities.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets carried on the balance sheet by caption and level within the valuation hierarchy as of December 31, 2010 and 2009.

	2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$17,799	$—	$—	$17,799
Other real estate owned	19,193	—	—	19,193
Total	$36,992	$—	$—	$36,992

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2009
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$19,810	$—	$—	$19,810
Other real estate owned	25,350	—	—	25,350
Total	$45,160	$—	$—	$45,160

Loans in the previous tables consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and are classified as Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable, and fair value is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management's judgment concerning changes in market conditions from the time of valuation, and/or management's evaluation of the client and client's business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property, less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

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

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximate their fair values.  Fair values of FHLB advances and subordinated notes are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The carrying amounts and approximate fair values as of December 31, 2010 and 2009, were as follows:

	2010		2009
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$20,069	$20,069	$27,923	$27,923
Federal funds sold and other short-term investments	67,885	67,885	103,572	103,572
Securities available for sale	256,326	256,326	340,478	340,478
Federal Home Loan Bank stock	11,211	11,211	10,791	10,791
Loans held for sale	4,452	4,452	332	332
Loans, net	869,562	873,568	1,001,584	1,006,217
Accrued interest receivable	4,959	4,959	5,502	5,502
Financial liabilities:
Deposits	972,072	975,197	1,246,617	1,250,163
Federal funds purchased and securities sold under
agreements to repurchase	52,095	52,095	40,342	40,342
Other short-term borrowings	2,914	2,914	2,553	2,553
Accrued interest payable	1,200	1,200	1,756	1,756
Subordinated notes	20,619	10,853	20,619	14,387
FHLB advances	105,000	108,449	125,000	122,177
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 17. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash	$226	$833
Securities available for sale	1,339	146
Investment in West Bank	150,860	137,705
Investment in West Bancorporation Capital Trust I	619	619
Intercompany debentures from West Bank	—	10,000
Notes receivable	2,000	2,200
Other real estate owned	9,797	—
Other assets	1,626	2,663
Total assets	$166,467	$154,166

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$412	$488
Subordinated notes	20,619	20,619
Total liabilities	21,031	21,107
STOCKHOLDERS' EQUITY
Preferred stock	34,508	34,024
Common stock	3,000	3,000
Additional paid-in capital	34,387	34,387
Retained earnings	76,188	65,959
Accumulated other comprehensive loss	(2,647)	(4,311)
Total stockholders' equity	145,436	133,059
Total liabilities and stockholders' equity	$166,467	$154,166

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Operations
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Operating income:
Equity in net income (loss) of West Bank	$15,436	$(3,753)	$9,084
Equity in net income (loss) of discontinued operations	—	(9,566)	325
Equity in net income of West Bancorporation Capital Trust I	38	44	44
Interest and dividend income	587	719	738
Securities gains, net	14	—	5
Investment securities impairment losses	—	(35)	(317)
	16,075	(12,591)	9,879
Operating expenses:
Interest on notes payable	—	—	93
Interest on subordinated notes	1,280	1,472	1,476
Salaries and employee benefits	157	282	232
Occupancy	17	373	216
Miscellaneous losses	963	—	—
Other	546	713	917
	2,963	2,840	2,934
Income (loss) before income taxes	13,112	(15,431)	6,945
Income taxes (benefits)	(271)	(814)	(691)
Net income (loss)	$13,383	$(14,617)	$7,636

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$13,383	$(14,617)	$7,636
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in net (income) loss of West Bank	(15,436)	3,753	(9,084)
Equity in net (income) loss of discontinued operations	—	9,566	(325)
Equity in net income of West Bancorporation Capital Trust I	(38)	(44)	(44)
Dividends received from West Bank	3,945	3,499	10,200
Dividends received from West Bancorporation Capital Trust I	38	44	44
Dividends received from WB Capital Management Inc.	—	1,081	875
Securities gains, net	(14)	—	(5)
Investment securities impairment losses	—	35	317
Amortization	14	14	14
Loss on disposition of premises and equipment	4	—	—
Writedown of other real estate owned	25	—	—
Deferred income taxes	243	(180)	114
Depreciation	1	5	—
Change in assets and liabilities:
Decrease (increase) in other assets	776	191	(91)
(Decrease) increase in accrued expenses and other liabilities	(76)	203	(864)
Net cash provided by operating activities	2,865	3,550	8,787
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	159	3	473
Purchases of securities available for sale	(1,339)	—	(468)
Net change in loans	200	—	—
Additional capitalization of West Bank	—	—	(34,000)
Repayment of debentures from West Bank	10,000	—	—
Purchase of other real estate owned from West Bank	(9,822)	—	—
Loan advance	—	(200)	—
Net cash (used in) investing activities	(802)	(197)	(33,995)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	—	—	(3,000)
Proceeds from preferred shares and common stock warrant issued	—	—	36,000
Payment for shares reacquired under common stock repurchase plan	—	—	(789)
Common stock cash dividends	(870)	(1,566)	(11,138)
Preferred stock dividends paid	(1,800)	(1,575)	—
Preferred stock issuance costs	—	(65)	—
Net cash (used in) provided by financing activities	(2,670)	(3,206)	21,073
Net (decrease) increase in cash	(607)	147	(4,135)
Cash:
Beginning	833	686	4,821
Ending	$226	$833	$686

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 18. Selected Quarterly Financial Data (unaudited)

	2010
Three months ended	March 31	June 30	September 30	December 31
Interest income	$15,829	$15,684	$15,184	$14,446
Interest expense	5,695	5,421	4,487	3,420
Net interest income	10,134	10,263	10,697	11,026
Provision for loan losses	2,000	1,400	2,000	650
Net interest income after provision for loan losses	8,134	8,863	8,697	10,376
Noninterest income	2,272	2,919	3,107	2,354
Investment securities gains (losses), net	46	(197)	(101)	(13)
Noninterest expense	5,996	7,766	6,581	7,401
Income before income taxes	4,456	3,819	5,122	5,316
Income taxes	1,117	1,216	1,181	1,816
Income from continuing operations	3,339	2,603	3,941	3,500
Income from discontinued operations before income taxes	—	—	—	—
Income taxes	—	—	—	—
Income from discontinued operations	—	—	—	—
Net income	3,339	2,603	3,941	3,500
Preferred stock dividends and accretion of discount	(569)	(572)	(572)	(571)
Net income available to common stockholders	$2,770	$2,031	$3,369	$2,929

Basic and diluted earnings per common share
from continuing operations	$0.16	$0.12	$0.19	$0.17
Basic and diluted earnings per common share
from discontinued operations	$—	$—	$—	$—
Basic and diluted earnings per common share	$0.16	$0.12	$0.19	$0.17

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2009
Three months ended	March 31	June 30	September 30	December 31
Interest income	$16,962	$17,271	$17,216	$16,281
Interest expense	7,025	7,076	6,443	6,092
Net interest income	9,937	10,195	10,773	10,189
Provision for loan losses	3,500	15,000	3,000	3,000
Net interest income (loss) after provision for loan losses	6,437	(4,805)	7,773	7,189
Noninterest income	2,973	2,197	2,351	2,111
Investment securities gains (losses), net	38	(275)	(320)	(171)
Noninterest expense	6,094	20,204	5,908	5,699
Income (loss) before income taxes	3,354	(23,087)	3,896	3,430
Income taxes (benefits)	417	(9,344)	906	665
Income (loss) from continuing operations	2,937	(13,743)	2,990	2,765
Income (loss) from discontinued operations before
income taxes	7	(9,353)	(1,048)	132
Income taxes (benefits)	3	(817)	37	81
Income (loss) from discontinued operations	4	(8,536)	(1,085)	51
Net income (loss)	2,941	(22,279)	1,905	2,816
Preferred stock dividends and accretion of discount	(567)	(570)	(571)	(568)
Net income (loss) available to common stockholders	$2,374	$(22,849)	$1,334	$2,248

Basic and diluted earnings (loss) per common share
from continuing operations	$0.14	$(0.83)	$0.14	$0.13
Basic and diluted earnings (loss) per common share
from discontinued operations	$—	$(0.49)	$(0.06)	$—
Basic and diluted earnings (loss) per common share	$0.14	$(1.32)	$0.08	$0.13

Note 19. Subsequent Events

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

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's annual report on internal control over financial reporting appears in Item 8 of this document.

The audit report of the Company's independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting appears in Item 8 of this document.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The registrant has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this matter for directors and director nominees as required pursuant to Item 401 of Regulation S-K can be found at pages 4 through 6 in the Company's definitive Proxy Statement, which was filed on March 11, 2011, and is incorporated herein by reference.

The following table sets forth summary information about the current executive officers of the Company.

Name	Age	Position with Company or West Bank
Douglas R. Gulling	57	Director, Executive Vice President, and Chief Financial Officer of Company; Director and Chief Financial Officer of West Bank
David D. Nelson	50	Director, Chief Executive Officer, and President of Company; Chairman and Chief Executive Office of West Bank
Harlee N. Olafson	53	Executive Vice President and Chief Risk Officer of Company; Executive Vice President and Chief Risk Officer of West Bank
Brad L. Winterbottom	54	Director and Executive Vice President of Company; Director and President of West Bank

The executive officers of the Company are elected on an annual basis by the Board.  An executive officer may be removed by the Board, whenever in its judgment, the best interests of the Company will be served thereby.

The principal occupation or business and experience of the executive officers of the Company and West Bank for the past five years are set forth below.

DOUGLAS R. GULLING is Executive Vice President (since 2004) and Chief Financial Officer (since 2001) of the Company.  He also serves as a director (since 2005) and Chief Financial Officer (since 2002) of West Bank.  Mr. Gulling is a member of the Company's Board of Directors (since 2009). Mr. Gulling is a Certified Public Accountant (inactive) and has been employed in the banking industry since 1979.

DAVID D. NELSON began his employment as Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of West Bank effective April 1, 2010.  Mr. Nelson is a member of the Company's Board of Directors (since 2010). Mr. Nelson has more than 25 years experience in commercial banking.  He most recently had been President, Southeast Minnesota Business Banking and President, Wells Fargo Bank Rochester in Rochester, Minnesota.  He has strong backgrounds in customer relationship building, credit, and leadership development.

HARLEE N. OLAFSON began his employment as the Company's and West Bank's Chief Risk Officer and Executive Vice President effective August 3, 2010. Mr. Olafson has more than 31 years experience in commercial banking. Prior to joining the Company, he was President, Southern Minnesota Business Banking and President, Wells Fargo Bank Mankato in Mankato, Minnesota. He has strong business development, credit, and team building backgrounds.

BRAD L. WINTERBOTTOM is Executive Vice President of the Company (since 2006) and director and President (since 2000) of West Bank.  Mr. Winterbottom is a member of the Company's Board of Directors (since 2009). He joined West Bank in 1992 and has served as an executive and policy maker since 1998.  He has extensive experience in commercial lending and loan portfolio administration and knowledge of the Central Iowa business community.  Mr. Winterbottom has been employed in the banking industry since 1981.

None of the executive officers have any family relationship with any director nominees or with any other executive officer.

None of the executive officers have been involved in any legal proceedings during the past ten years that require disclosure.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company reports that it knows of no Section 16(a) reports that were not filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers, and employees, including the Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Vice President and Controller.  A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company's website at www.westbankiowa.com, and the Company intends to satisfy its disclosure requirement by this reference.

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 20 in the Company's definitive Proxy Statement, which was filed on March 11, 2011, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Joyce A. Chapman, George D. Milligan, and Jack G. Wahlig.  The Board of Directors has determined that Messrs. Noyce and Wahlig are audit committee financial experts.  All members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 10, 11, and 16 through 19 in the Company's definitive Proxy Statement, which was filed on March 11, 2011, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) of Regulation S-K can be found on page 77 under Item 8 of this document.

The information for this matter as required pursuant to Item 403 of Regulation S-K can be found at pages 15 and 16 in the Company's definitive Proxy Statement, which was filed on March 11, 2011, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this matter as required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 8 through 11 and 20 in the Company's definitive Proxy Statement, which was filed on March 11, 2011, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at page 19 in the Company's definitive Proxy Statement, which was filed on March 11, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1. Financial Statements
See the consolidated financial statements on pages 47 through 89.

2. Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits (not covered by independent registered public accounting firms' reports)

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

10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002)
10.3	Short-term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002)
10.10	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003)
10.11	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004)
10.12	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.13	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005)

10.14*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005)
10.15	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006)
10.16	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.17*	Employment Agreement with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on May 23, 2008)
10.18	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008)
10.19*	Letter agreement dated July 15, 2009, between West Bancorporation, Inc. and David R. Milligan (incorporated herein by reference to Exhibit 10.24 filed with the Form 8-K on July 15, 2009)
10.20*	Separation Agreement and Release with Thomas E. Stanberry (incorporated herein by reference to Exhibit 10.24 filed with the Form 10-Q on October 29, 2009)
10.21*	Letter agreement dated March 5, 2010, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on March 8, 2010)
10.22*	Letter agreement dated March 31, 2010, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on April 2, 2010)
10.23*	Letter agreement dated March 31, 2010, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on April 2, 2010)
10.24	U.S. Bank Services Transition Agreement dated June 2, 2010 (incorporated herein by reference to Exhibit 99.1 filed with the Form 8-K on June 9, 2010)
10.25*	Agreement dated July 9, 2010, between West Bancorporation, Inc. and Harlee Olafson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 12, 2010)
10.26*	Amendment dated August 27, 2010, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on August 27, 2010)
10.27*	Amendment dated August 27, 2010, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on August 27, 2010)
10.28*	Amendment dated August 27, 2010, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on August 27, 2010)
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended
99.2	Certification of Chief Financial Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended
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

WEST BANCORPORATION, INC.
(Registrant)

March 11, 2011	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2011	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer)

March 11, 2011	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Director and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 11, 2011	By:	/s/ Marie I. Roberts
Marie I. Roberts
Vice President and Controller

BOARD OF DIRECTORS

March 11, 2011	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 11, 2011	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 11, 2011	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 11, 2011	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 11, 2011	By:	/s/ Orville E. Crowley
Orville E. Crowley

March 11, 2011	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 11, 2011	By:	/s/ George D. Milligan
George D. Milligan

March 11, 2011	By:	/s/ James W. Noyce
James W. Noyce

March 11, 2011	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 11, 2011	By:	/s/ Jack G. Wahlig
Jack G. Wahlig

March 11, 2011	By:	/s/ Connie Wimer
Connie Wimer

March 11, 2011	By:	/s/ Brad L. Winterbottom
Brad L. Winterbottom

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended
99.2	Certification of Chief Financial Officer under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended