Form 10-Q
period 2011-03-31
WEST BANCORPORATION INC
filed 2011-04-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Yes  ☐                      No  ☒

As of April 27, 2011, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands)	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$28,664	$20,069
Federal funds sold and other short-term investments	105,466	67,885
Cash and cash equivalents	134,130	87,954
Securities available for sale	260,953	256,326
Federal Home Loan Bank stock, at cost	11,342	11,211
Loans held for sale	1,041	4,452
Loans	830,578	888,649
Allowance for loan losses	(17,510)	(19,087)
Loans, net	813,068	869,562
Premises and equipment, net	4,995	5,068
Accrued interest receivable	4,711	4,959
Bank-owned life insurance	25,616	25,395
Other real estate owned	16,149	19,193
Deferred tax assets	9,881	11,164
Other assets	9,701	10,179
Total assets	$1,291,587	$1,305,463
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$236,172	$230,277
Interest-bearing demand	146,420	142,031
Savings	316,113	313,850
Time of $100,000 or more	150,918	178,388
Other time	100,451	107,526
Total deposits	950,074	972,072
Federal funds purchased and securities sold under agreements to repurchase	56,735	52,095
Other short-term borrowings	1,739	2,914
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	7,051	7,327
Total liabilities	1,141,218	1,160,027
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; 36,000 shares issued and outstanding at
March 31, 2011, and December 31, 2010	34,629	34,508
Common stock, no par value; authorized 50,000,000 shares; 17,403,882
shares issued and outstanding at March 31, 2011, and December 31, 2010	3,000	3,000
Additional paid-in capital	34,387	34,387
Retained earnings	80,147	76,188
Accumulated other comprehensive loss	(1,794)	(2,647)
Total stockholders' equity	150,369	145,436
Total liabilities and stockholders' equity	$1,291,587	$1,305,463

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Interest income:
Loans, including fees	$11,793	$13,706
Securities:
Taxable securities	1,114	1,110
Tax-exempt securities	604	866
Federal funds sold and other short-term investments	61	147
Total interest income	13,572	15,829
Interest expense:
Demand deposits	420	596
Savings deposits	284	1,541
Time deposits	1,161	1,903
Federal funds purchased and securities sold under agreements to repurchase	46	56
Subordinated notes	176	363
Long-term borrowings	1,008	1,236
Total interest expense	3,095	5,695
Net interest income	10,477	10,134
Provision for loan losses	500	2,000
Net interest income after provision for loan losses	9,977	8,134
Noninterest income:
Service charges on deposit accounts	750	838
Debit card usage fees	347	308
Service fee from SmartyPig, LLC	—	267
Trust services	219	208
Gains and fees on sales of residential mortgages	184	187
Increase in cash value of bank-owned life insurance	221	218
Gain from bank-owned life insurance	637	—
Other income	313	246
Total noninterest income	2,671	2,272
Investment securities gains (losses), net:
Total other than temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income (loss) before taxes	—	—
Net impairment losses recognized in earnings	—	—
Realized securities gains, net	—	46
Investment securities gains (losses), net	—	46
Noninterest expense:
Salaries and employee benefits	3,055	2,592
Occupancy	816	801
Data processing	451	433
FDIC insurance expense	549	562
Other real estate owned expense	187	110
Professional fees	222	248
Other expenses	1,196	1,250
Total noninterest expense	6,476	5,996
Income before income taxes	6,172	4,456
Income taxes	1,642	1,117
Net income	4,530	3,339
Preferred stock dividends and accretion of discount	(571)	(569)
Net income available to common stockholders	$3,959	$2,770

Basic and diluted earnings per common share	$0.23	$0.16
Cash dividends per common share	$—	$—

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$4,530	$3,339
Other comprehensive income:
Securities for which a portion of an other than temporary
impairment has been recorded in earnings:
Unrealized holding gains arising during the period	88	19
Loss recognized in earnings	—	—
Net unrealized gains on securities with other than
temporary impairment before tax expense	88	19
Tax expense	(34)	(7)
Net unrealized gains on securities with other than temporary
impairment, net of tax, in other comprehensive income	54	12
Other securities:
Unrealized holding gains arising during the period	1,289	1,682
Realized net gains recognized into net income	—	(46)
Realized impairment losses reclassified into net income	—	—
Net unrealized gains on other securities before tax expense	1,289	1,636
Tax expense	(490)	(622)
Net unrealized gains on other securities, net of tax,
in other comprehensive income	799	1,014
Other comprehensive income	$5,383	$4,365

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2010	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	—	—	—	3,339	—	3,339
Other comprehensive income, unrealized gains on securities,
net of reclassification adjustment, net of tax	—	—	—	—	1,026	1,026
Preferred stock discount accretion	119	—	—	(119)	—	—
Preferred stock dividends declared	—	—	—	(450)	—	(450)
Balance, March 31, 2010	$34,143	$3,000	$34,387	$68,729	$(3,285)	$136,974

Balance, January 1, 2011	$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	4,530	—	4,530
Other comprehensive income, unrealized gains on securities,
net of reclassification adjustment, net of tax	—	—	—	—	853	853
Preferred stock discount accretion	121	—	—	(121)	—	—
Preferred stock dividends declared	—	—	—	(450)	—	(450)
Balance, March 31, 2011	$34,629	$3,000	$34,387	$80,147	$(1,794)	$150,369

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
(in thousands)	2011	2010
Cash Flows from Operating Activities:
Net income	$4,530	$3,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	2,000
Net amortization and accretion	733	235
Gain on disposition of premises and equipment	(9)	(5)
Securities gains, net	—	(46)
Proceeds from sales of loans held for sale	12,545	10,463
Originations of loans held for sale	(9,090)	(11,512)
Gain on sale of other real estate owned	(245)	(24)
Writedown of other real estate owned	352	—
Gain from bank-owned life insurance	(637)	—
Increase in value of bank-owned life insurance	(221)	(218)
Depreciation	143	150
Deferred income taxes	759	265
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	248	(753)
Decrease in other assets	1,076	1,283
Decrease in accrued expenses and other liabilities	(276)	(552)
Net cash provided by operating activities	10,408	4,625
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	13,265	71,416
Purchases of securities available for sale	(17,208)	(50,092)
Purchases of Federal Home Loan Bank stock	(209)	(224)
Proceeds from redemption of Federal Home Loan Bank stock	78	824
Net decrease in loans	55,287	21,812
Net proceeds from sales of other real estate owned	3,599	4,344
Proceeds from sales of premises and equipment	36	5
Purchases of premises and equipment	(97)	(252)
Net cash provided by investing activities	54,751	47,833
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(21,998)	109,337
Net increase in federal funds purchased and securities sold under
agreements to repurchase	4,640	24,043
Net decrease in other short-term borrowings	(1,175)	(472)
Principal payments on long-term borrowings	—	(20,000)
Preferred stock dividends paid	(450)	(450)
Net cash (used in) provided by financing activities	(18,983)	112,458
Net increase in cash and cash equivalents	46,176	164,916
Cash and Cash Equivalents:
Beginning	87,954	131,495
Ending	$134,130	$296,411

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,508	$5,831
Income taxes	451	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$780	$5,944
Transfer of other real estate owned to loans	—	3,500

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

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2011, and December 31, 2010, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2011 and 2010.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the three months ended March 31, 2011 and 2010, and the consolidated balance sheets as of March 31, 2011, and December 31, 2010, include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Current accounting developments: In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  This guidance is included in the Codification as part of ASC 820. The portion of the guidance that was effective for annual periods beginning after December 15, 2010, requires additional disclosure in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). A reporting entity should separately present information about purchases, sales, issuances, and settlements.  The adoption of this guidance did not have a material impact on the Company's consolidated financial position or statement of operations.

In July 2010, the FASB issued guidance for improving disclosures about an entity's credit quality and risk exposures of its loans and the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 31, 2010. In January 2011, the FASB temporarily delayed the effective date of the disclosures required for troubled debt restructured loans (TDR) for public companies. The amendment to the original pronouncement did not delay any of the other required disclosures. Since the provisions of this accounting guidance were disclosure-related, the adoption of this guidance did not have an impact on the Company's consolidated financial position or statement of operations.

In April 2011, the FASB issued amended guidance clarifying for creditors which restructured loans are considered TDR. To qualify as a TDR, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulty. The amended guidance is effective for public companies for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance will have a material impact on the its consolidated financial position.

2.  Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and OTTI of available for sale investment securities, the valuation of other real estate owned, and the allowance for loan losses.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income taxes.  The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI.  The investment portfolio is evaluated for OTTI by segregating the portfolio into two segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests in securitized financial assets, including asset-backed securities and collateralized debt obligations that had credit ratings below AA at the time of purchase, are evaluated using the model outlined in FASB ASC 325, Beneficial Interests in Securitized Financial Assets.

In determining OTTI under the FASB ASC 320 model, the review takes into consideration the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

Under the FASB ASC 325 model for the second segment of the portfolio, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Other real estate owned includes real estate properties acquired through or in lieu of foreclosure.  They are initially recorded at fair value less estimated selling costs.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information.  Any subsequent write-downs are recorded as a charge to operations.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans, and other factors.  Qualitative factors include the general economic environment in the Company's market areas and the expected trend of those economic conditions.  While management uses the best information available to make its evaluations, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.  To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive loss, and estimated fair value by security type as of March 31, 2011, and December 31, 2010.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,673	$247	$(107)	$47,813
State and political subdivisions	56,842	928	(197)	57,573
Mortgage-backed securities (1)	146,669	879	(324)	147,224
Trust preferred securities	6,196	—	(4,182)	2,014
Corporate notes and other investments	6,466	14	(151)	6,329
	$263,846	$2,068	$(4,961)	$260,953

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,685	$274	$(161)	$47,798
State and political subdivisions	59,512	464	(839)	59,137
Mortgage-backed securities (1)	140,699	905	(384)	141,220
Trust preferred securities	6,194	—	(4,218)	1,976
Corporate notes and other investments	6,507	16	(328)	6,195
	$260,597	$1,659	$(5,930)	$256,326

(1)	All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $146,745 and $168,066 as of March 31, 2011, and December 31, 2010, respectively, were pledged as collateral on the Treasury, Tax, and Loan Option Notes, securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of March 31, 2011, by contractual maturity are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$3,039	$3,060
Due after one year through five years	58,163	58,018
Due after five years through ten years	18,116	18,534
Due after ten years	37,859	34,117
	117,177	113,729
Mortgage-backed securities	146,669	147,224
	$263,846	$260,953

The details of the sales of securities for the three months ended March 31, 2011 and 2010, are summarized in the following table.

	Three Months Ended March 31,
	2011	2010
Proceeds from sales	$—	$15,450
Gross gains on sales	—	46
Gross losses on sales	—	—

See Note 2 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2011, and December 31, 2010. The tables include one trust preferred security (TPS) for which a portion of an OTTI has been recognized in other comprehensive income.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$24,893	$(107)	$—	$—	$24,893	$(107)
State and political subdivisions	9,297	(114)	1,172	(83)	10,469	(197)
Mortgage-backed securities	47,043	(324)	—	—	47,043	(324)
Trust preferred securities	—	—	2,014	(4,182)	2,014	(4,182)
Corporate notes and other investments	—	—	3,839	(151)	3,839	(151)
	$81,233	$(545)	$7,025	$(4,416)	$88,258	$(4,961)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$19,853	$(161)	$—	$—	$19,853	$(161)
State and political subdivisions	25,374	(700)	2,003	(139)	27,377	(839)
Mortgage-backed securities	47,289	(384)	—	—	47,289	(384)
Trust preferred securities	—	—	1,976	(4,218)	1,976	(4,218)
Corporate notes and other investments	—	—	3,661	(328)	3,661	(328)
	$92,516	$(1,245)	$7,640	$(4,685)	$100,156	$(5,930)

As of March 31, 2011, the available for sale investment portfolio included five municipal securities, two TPSs, and one corporate note with unrealized losses that have existed for longer than one year.

All except one of the municipal obligations are with Iowa communities and all are considered to have acceptable credit risks. The Company believes the unrealized losses on investments in state and political subdivisions are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at March 31, 2011.

The Company believes the unrealized losses on investments in U.S. government agencies and corporations, mortgage-backed securities, and corporate notes are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at March 31, 2011.

The Company believes the unrealized loss of $1,136 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at March 31, 2011.

As of March 31, 2011, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,427 at March 31, 2011.  The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and then the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk-adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts, and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, more importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and adjustments are made as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of LIBOR + 13% (a lifetime average all-in discount rate of approximately 17%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted using a rate of LIBOR plus 1.25%.

The consulting firm first evaluates the credit quality of each underlying issuer within the TPS by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPSs and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no collateral will prepay over the life of the TPS.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply more issuer defaults during the next two to three years than those that had been experienced historically, and a gradual leveling off of defaults thereafter.

Based on the valuation work performed, no additional credit loss was recognized in first quarter 2011 earnings.  The unrealized loss of $3,046 is reflected in accumulated other comprehensive loss, net of taxes of $1,157.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following tables detail information for the individual and pooled TPSs owned as of March 31, 2011, and December 31, 2010.

As of March 31, 2011:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,427	$(3,046)	Ca	51	18.4%	16.8%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,723	587	(1,136)	NR	n/a	n/a	n/a	n/a

As of December 31, 2010:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (4)	Excess subordination (4)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,339	$(3,134)	Ca	51	20.6%	19.3%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,721	637	(1,084)	NR	n/a	n/a	n/a	n/a

NR - Not rated
(1) Lowest rating assigned
(2) Pooled issue originally included 58 banks and 19 insurance companies
(3) As a percentage of the original collateral
(4) As a percentage of the remaining performing collateral

Excess subordination represents the additional defaults in excess of both current and projected defaults that the pool can absorb before the bond experiences any credit impairment.  There is no excess collateral to absorb any future defaults.  With the excess subordination at zero percent, this means any additional deferrals or defaults will have a negative impact on the value of the pooled TPS.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled TPS for which a portion of OTTI has been recognized in other comprehensive income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$427	$310
Current period credit loss recognized in earnings	—	—
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sell or requirement to sell	—	—
Reductions for increases in cash flows expected to be collected	—	—
Balance at end of period	$427	$310

The components of accumulated other comprehensive loss, presented net of taxes, as of March 31, 2011, and December 31, 2010, are shown in the following table.

	March 31, 2011	December 31, 2010
Accumulated other comprehensive loss:
Unrealized losses on available for sale securities for which a portion of other than temporary impairment has been recorded in earnings, net of tax
of $1,157 and $1,191, respectively	$(1,889)	$(1,943)
Unrealized gains (losses) on available for sale securities that are not other
than temporarily impaired, net of tax of $(58) and $432, respectively	95	(704)
	$(1,794)	$(2,647)

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of March 31, 2011, and December 31, 2010:

	March 31, 2011	December 31, 2010
Commercial	$259,182	$310,376
Real estate:
Construction, land, and land development	117,647	116,601
1-4 family residential first mortgages	50,042	51,760
Home equity	27,875	26,111
Commercial	368,331	372,404
Consumer and other loans	7,702	11,514
	830,779	888,766
Net unamortized fees and costs	201	117
	$830,578	$888,649

Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the segments identified above. Loans are analyzed by management on this basis and are not further broken down by class. All loan policies identified below apply to all segments of the loan portfolio.

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

A loan is classified as a TDR when for economic or legal reasons related to the borrower's financial difficulties a concession is granted to the borrower that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden on the borrower's near-term cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual, rather than as a TDR, if they are not performing per the restructured terms. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of March 31, 2011, and December 31, 2010. The recorded investment represents principal balances net of any partial charge-offs. The related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	March 31, 2011	December 31, 2010	Change
Nonaccrual loans:
Commercial	$1,537	$4,011	$(2,474)
Real estate:
Construction, land, and land development	60	60	—
1-4 family residential first mortgages	1,152	1,001	151
Home equity	7	59	(52)
Commercial	3,568	2,814	754
Consumer and other loans	—	—	—
Total nonaccrual loans	6,324	7,945	(1,621)
Loans past due 90 days and still accruing interest:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	198	(198)
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
Total loans past due 90 days and still accruing interest	—	198	(198)
Troubled debt restructured loans*:
Commercial	—	—	—
Real estate:
Construction, land, and land development	1,186	1,195	(9)
1-4 family residential first mortgages	110	—	110
Home equity	—	—	—
Commercial	234	3,578	(3,344)
Consumer and other loans	13	14	(1)
Total troubled debt restructured loans	1,543	4,787	(3,244)
Total nonperforming loans	$7,867	$12,930	$(5,063)

* While restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of March 31, 2011, and December 31, 2010, and the average recorded investment and interest income recognized on these loans for the three months ended March 31, 2011.

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,537	$1,979	N/A	$2,261	$—
Real Estate:
Construction, land, and land development	136	136	N/A	138	2
1-4 family residential	1,262	1,289	N/A	989	1
Home Equity	7	7	N/A	24	—
Commercial	3,802	4,973	N/A	5,688	40
Consumer and other	13	13	N/A	13	—
	6,757	8,397	N/A	9,113	43
With an allowance recorded:
Commercial	5,040	5,040	$743	6,997	65
Real Estate:
Construction, land, and land development	13,447	13,447	1,900	14,004	173
1-4 family residential	—	—	—	124	—
Home Equity	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	43	43	20	44	1
	18,530	18,530	2,663	21,169	239
Total:
Commercial	6,577	7,019	743	9,258	65
Real Estate:
Construction, land, and land development	13,583	13,583	1,900	14,142	175
1-4 family residential	1,262	1,289	—	1,113	1
Home Equity	7	7	—	24	—
Commercial	3,802	4,973	—	5,688	40
Consumer and other	56	56	20	57	1
	$25,287	$26,927	$2,663	$30,282	$282

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2,086	$6,270	N/A
Real Estate:
Construction, land, and land development	139	143	N/A
1-4 family residential	836	884	N/A
Home Equity	59	59	N/A
Commercial	6,392	6,392	N/A
Consumer and other	14	14	N/A
	9,526	13,762	N/A
With an allowance recorded:
Commercial	7,026	7,026	$1,742
Real Estate:
Construction, land, and land development	14,250	14,250	1,900
1-4 family residential	166	166	25
Home Equity	—	—	—
Commercial	—	—	—
Consumer and other	45	45	21
	21,487	21,487	3,688
Total:
Commercial	9,112	13,296	1,742
Real Estate:
Construction, land, and land development	14,389	14,393	1,900
1-4 family residential	1,002	1,050	25
Home Equity	59	59	—
Commercial	6,392	6,392	—
Consumer and other	59	59	21
	$31,013	$35,249	$3,688

The following table reconciles the balance of nonaccrual loans with impaired loans as of March 31, 2011, and December 31, 2010.

	March 31, 2011	December 31, 2010
Nonaccrual loans	$6,324	$7,945
Troubled debt restructured loans	1,543	4,787
Other impaired loans still accruing interest	17,420	18,281
Total impaired loans	$25,287	$31,013

The balance of impaired loans at March 31, 2011, was comprised of 21 different borrowers, and the balance of impaired loans at December 31, 2010, was comprised of 23 different borrowers. West Bank has no commitments to advance additional funds on any of the restructured loans.

Of the total amount of impaired loans, as of March 31, 2011, and December 31, 2010, $13 (0%) and $345 (1%), respectively, were not real estate collateral dependent.  Additionally, $17,574 (70%) and $23,537 (76%) of impaired loans were real estate collateral dependent as of March 31, 2011, and December 31, 2010, respectively, but were not supported by an appraisal less than 12 months old.  The remaining $7,700 (30%) as of March 31, 2011, and $7,131 (23%) as of December 31, 2010, of impaired loans were real estate collateral dependent loans and supported by current (less than 12 months old) appraised values of qualified licensed appraisers.

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2011, and December 31, 2010.

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$1,089	$1,087	$1,187	$3,363	$255,819	$259,182	$—
Real estate:
Construction, land, and
land development	—	5,000	—	5,000	112,647	117,647	—
1-4 family residential
first mortgages	201	—	818	1,019	49,023	50,042	—
Home equity	181	—	6	187	27,688	27,875	—
Commercial	134	—	2,613	2,747	365,584	368,331	—
Consumer and other	18	28	—	46	7,656	7,702	—
Total	$1,623	$6,115	$4,624	$12,362	$818,417	$830,779	$—
Nonaccrual loans included
above	$49	$350	$4,624	$5,023	$1,301	$6,324	N/A

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$329	$15	$3,661	$4,005	$306,371	$310,376	$—
Real estate:
Construction, land, and
land development	464	—	60	524	116,077	116,601	—
1-4 family residential
first mortgages	521	—	1,199	1,720	50,040	51,760	198
Home equity	—	—	59	59	26,052	26,111	—
Commercial	254	—	2,679	2,933	369,471	372,404	—
Consumer and other	42	1	—	43	11,471	11,514	—
Total	$1,610	$16	$7,658	$9,284	$879,482	$888,766	$198
Nonaccrual loans included
above	$—	$—	$7,460	$7,460	$485	$7,945	N/A

N/A - Not applicable

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2011, and December 31, 2010.

	March 31, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$229,673	$12,654	$16,855	$—	$259,182
Real estate:
Construction, land, and land development	90,553	4,751	22,343	—	117,647
1-4 family residential first mortgages	46,627	1,663	1,752	—	50,042
Home equity	27,603	109	163	—	27,875
Commercial	343,688	12,364	12,279	—	368,331
Consumer and other	7,555	77	70	—	7,702
Total	$745,699	$31,618	$53,462	$—	$830,779

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$283,239	$5,990	$21,147	$—	$310,376
Real estate:
Construction, land, and land development	88,930	3,722	23,949	—	116,601
1-4 family residential first mortgages	48,152	1,217	2,391	—	51,760
Home equity	25,902	89	120	—	26,111
Commercial	343,869	12,894	15,641	—	372,404
Consumer and other	11,371	82	61	—	11,514
Total	$801,463	$23,994	$63,309	$—	$888,766

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

Risk rating 6: A potential weakness exists that may inadequately protect West Bank's credit position.

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

Credit quality indicators for all loans and West Bank's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to West Bank's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5 and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases, and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or higher.

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point he or she is not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. For commercial loans, including construction and commercial real estate loans, that income stream consists of the operations of the business. For consumer loans, including 1-4 family residential and home equity loans, that income stream typically consists of wages or a salary. The risk of declining collateral values is present for most types of loans. For commercial loans, accounts receivable, fixed assets, and inventory generally comprise the collateral. Accounts receivable can diminish in value if collections are not timely. Fixed assets tend to depreciate over time, inventory can become obsolete, and for all types of loans secured by real estate, it is possible for the value of the real estate to decline.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans in each of the Company's segments are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

The allowance consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements, and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review West Bank's allowance for loan losses, and may require West Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The following tables detail changes in the allowance for loan losses by segment for the three months ended March 31, 2011and 2010.

	Three Months Ended March 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(1,479)	—	(526)	—	(248)	—	(2,253)
Recoveries	153	—	16	5	—	2	176
Provision (1)	(512)	103	492	54	441	(78)	500
Ending balance	$6,102	$3,890	$629	$717	$6,016	$156	$17,510

(1)	The negative provision for commercial and consumer segments are primarily related to the decrease in each of those portfolio segments from December 31, 2010, to March 31, 2011.

	Three Months Ended March 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,988	$3,260	$649	$654	$6,438	$137	$19,126
Charge-offs	(793)	(106)	(39)	(34)	(2)	(48)	(1,022)
Recoveries	149	—	1	—	7	12	169
Provision	396	1,103	81	66	303	51	2,000
Ending balance	$7,740	$4,257	$692	$686	$6,746	$152	$20,273

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2011, and December 31, 2010.

	March 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$743	$1,900	$—	$—	$—	$20	$2,663
Collectively evaluated for impairment	5,359	1,990	629	717	6,016	136	14,847
Total	$6,102	$3,890	$629	$717	$6,016	$156	$17,510

	December 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,742	$1,900	$25	$—	$—	$21	$3,688
Collectively evaluated for impairment	6,198	1,887	622	658	5,823	211	15,399
Total	$7,940	$3,787	$647	$658	$5,823	$232	$19,087

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2011, and December 31, 2010.

	March 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$6,577	$13,583	$1,262	$7	$3,802	$56	$25,287
Collectively evaluated for impairment	252,605	104,064	48,780	27,868	364,529	7,646	805,492
Total	$259,182	$117,647	$50,042	$27,875	$368,331	$7,702	$830,779

	December 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$9,112	$14,389	$1,002	$59	$6,392	$59	$31,013
Collectively evaluated for impairment	301,264	102,212	50,758	26,052	366,012	11,455	857,753
Total	$310,376	$116,601	$51,760	$26,111	$372,404	$11,514	$888,766

5. Fair Value Measurements

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

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  Examples include U.S. Treasury securities and certain corporate bonds.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.  The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rates volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems. Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management's best estimates. The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2011, and December 31, 2010.

	March 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$47,813	$—	$47,813	$—
State and political subdivisions	57,573	—	57,573	—
Mortgage-backed securities	147,224	—	147,224	—
Trust preferred securities	2,014	—	587	1,427
Corporate notes and other investments	6,329	5,450	879	—
Total	$260,953	$5,450	$254,076	$1,427

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$47,798	$—	$47,798	$—
State and political subdivisions	59,137	—	59,137	—
Mortgage-backed securities	141,220	—	141,220	—
Trust preferred securities	1,976	—	637	1,339
Corporate notes and other investments	6,195	5,280	915	—
Total	$256,326	$5,280	$249,707	$1,339

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Beginning balance	$1,339	$1,136
Transfer into level 3	—	—
Total gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	88	19
Sale of security	—	—
Principal payments	—	—
Ending balance	$1,427	$1,155

The previous table includes one pooled TPS.  See Note 3 for a detailed discussion of the valuation of this security.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets carried on the balance sheet by caption and by level within the valuation hierarchy as of March 31, 2011, and December 31, 2010.

	March 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$15,867	$—	$—	$15,867
Other real estate owned	16,149	—	—	16,149
Total	$32,016	$—	$—	$32,016

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$17,799	$—	$—	$17,799
Other real estate owned	19,193	—	—	19,193
Total	$36,992	$—	$—	$36,992

Loans in the tables above consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate or business assets such as equipment, inventory, or accounts receivable. Fair value is determined by appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property, less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

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

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and certain other short-term borrowings approximate their fair values.  The fair values of Federal Home Loan Bank (FHLB) advances and subordinated notes are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The following table includes the carrying amounts and approximate fair values as of March 31, 2011, and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$28,664	$28,664	$20,069	$20,069
Federal funds sold and other short-term investments	105,466	105,466	67,885	67,885
Securities available for sale	260,953	260,953	256,326	256,326
Federal Home Loan Bank stock	11,342	11,342	11,211	11,211
Loans held for sale	1,041	1,041	4,452	4,452
Loans, net	813,068	818,680	869,562	873,568
Accrued interest receivable	4,711	4,711	4,959	4,959
Financial liabilities:
Deposits	950,074	952,578	972,072	975,197
Federal funds purchased and securities sold under
agreements to repurchase	56,735	56,735	52,095	52,095
Other short-term borrowings	1,739	1,739	2,914	2,914
Accrued interest payable	787	787	1,200	1,200
Subordinated notes	20,619	10,735	20,619	10,853
Federal Home Loan Bank advances	105,000	108,259	105,000	108,449
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

6.  Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2011 and 2010, is presented in the following table.

	Three Months Ended March 31,
	2011	2010
Net income	$4,530	$3,339
Preferred stock dividends	(450)	(450)
Preferred stock discount accretion	(121)	(119)
Net income available to common stockholders	$3,959	$2,770

Weighted average common shares outstanding	17,404	17,404
Common stock warrant*	—	—
Diluted weighted average common shares outstanding	17,404	17,404

Basic earnings per common share	$0.23	$0.16
Diluted earnings per common share	$0.23	$0.16

*The average closing price of the Company's common stock for the three months ended March 31, 2011 and 2010, was $7.53, and $5.38, respectively.  These were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

7.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of March 31, 2011, and December 31, 2010.

	March 31, 2011	December 31, 2010
Allowance for loan losses	$6,654	$7,253
Intangibles	2,202	2,265
Net unrealized losses on securities available for sale	1,099	1,623
Investment security impairment	319	291
Other real estate owned	806	870
Alternative minimum tax credit and other credits	40	21
State net operating loss carryforward	396	381
Capital loss carryforward	3,703	3,703
Net deferred loan fees and costs	(214)	(255)
Premises and equipment	(495)	(493)
Loans	(599)	(559)
Other	388	439
Net deferred tax assets before valuation allowance	14,299	15,539
Valuation allowance	(4,418)	(4,375)
Net deferred tax assets	$9,881	$11,164

The decline in deferred tax assets since December 31, 2010, is primarily the result of lower unrealized losses on investment securities available for sale and a reduction in the balance of the allowance for loan losses.

Management believes the deferred tax asset related to unrealized losses on securities available for sale is recoverable, because the Company does not have the intent to sell the related securities and it is more likely than not the Company will not be required to sell the securities until recovery of the unrealized losses.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and the federal and state capital loss carryforwards as management believes it is more likely than not that such carryforwards will expire without being utilized.

8.  Commitments and Contingencies.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of March 31, 2011, and December 31, 2010, consisted of the following approximate amounts.

	March 31, 2011	December 31, 2010
Commitments to extend credit	$216,296	$202,043
Standby letters of credit	11,423	14,709
	$227,719	$216,752

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 29, 2012.  At March 31, 2011, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $210.

On September 29, 2010, West Bank was named a defendant in a purported class action lawsuit that asserts non-sufficient funds fees charged by West Bank on bank card transactions are not fees but, rather, are finance charges that violate Iowa usury laws. West Bank believes the allegations in the lawsuit are factually and legally inaccurate. West Bank is vigorously defending this litigation.

In the normal course of business, the Company is involved in various other legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

9.  Subsequent Events

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

THREE MONTHS ENDED MARCH 31, 2011
(in thousands, except per share amounts)

OVERVIEW

The following sections include management's description of the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership) and the Company's financial condition at the end of first quarter 2011.  Results of operations for the three months ended March 31, 2011, are compared to the results for the same period in 2010, and the consolidated financial condition of the Company at March 31, 2011, is compared to the December 31, 2010, position.

Total net income available to common shareholders was $3,959 for the three months ended March 31, 2011, compared to $2,770 for the three months ended March 31, 2010. The first quarter 2011 earnings were the Company's best performance since the third quarter of 2007.

Total basic and diluted earnings per common share were $0.23 and $0.16, respectively, for the first quarters of 2011 and 2010.  The Company's annualized return on average equity and return on average assets for the three months ended March 31, 2011, were 12.48 and 1.39 percent, respectively, compared to 10.04 and 0.83 percent, respectively, for the three months ended March 31, 2010.

Net income for the three months ended March 31, 2011, was $1,191 higher than the same period last year, primarily due to a $343 improvement in net interest income, a $1,500 decline in provision for loan losses, and a $637 gain on bank-owned life insurance due to the death of a West Bank officer.   Partially offsetting these improvements was a $463 increase in salaries and employee benefits.

The level of nonperforming assets continued to decline during the first quarter of 2011. Total nonperforming assets declined $8,019, with all categories except investment securities showing improvement. Nonaccrual investment securities increased due to an increase in the fair value of the security.

During the first three months of 2011, total loans outstanding declined $58,071. West Bank is actively pursuing quality lending opportunities, but the demand for loans is still not sufficient to prevent contraction of the loan portfolio. Management is pursuing several initiatives that it believes will result in increases in the loan portfolio during the next few quarters.

The allowance for loan losses as a percentage of loans outstanding as of March 31, 2011, was 2.11 percent compared to 2.15 percent as of December 31, 2010.  The provision for loan losses, which is a charge to quarterly income, declined from $2,000 in first quarter 2010 to $500 in first quarter 2011.

At its meeting on April 27, 2011, the Board of Directors declared a quarterly dividend on its common stock of $0.05 per share. The dividend is payable on May 31, 2011, to shareholders of record on May 9, 2011.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2011, compared with the same period in 2010.

	Three Months Ended March 31,
	2011	2010	Change	Change %
Net income	$4,530	$3,339	$1,191	35.7%
Net income available to common shareholders	3,959	2,770	1,189	42.9%
Average assets	1,321,616	1,636,430	(314,814)	(19.2)%
Average stockholders' equity	147,252	134,854	12,398	9.2%

Return on average assets	1.39%	0.83%	0.56%
Return on average equity	12.48%	10.04%	2.44%
Efficiency ratio	47.50%	46.05%	1.45%
Average equity to average assets ratio	11.14%	8.24%	2.90%
Equity to assets ratio - end of period	11.64%	8.10%	3.54%
Tangible common equity ratio - end of period	8.95%	6.07%	2.88%

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Efficiency ratio - noninterest expense divided by noninterest income (excluding net securities gains and net impairment losses) plus tax-equivalent net interest income.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

Net Interest Income

The following table shows average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2011	2010	Change	Change- %	2011	2010	Change	Change- %	2011	2010	Change
Interest-earning assets:
Loans:
Commercial	$286,142	$350,876	$(64,734)	(18.45)%	$3,571	$4,283	$(712)	(16.62)%	5.06%	4.95%	0.11%
Real estate	566,580	643,943	(77,363)	(12.01)%	8,305	9,495	(1,190)	(12.53)%	5.94%	5.98%	(0.04)%
Consumer and other	8,389	10,406	(2,017)	(19.38)%	103	131	(28)	(21.37)%	4.98%	5.11%	(0.13)%
Total loans	861,111	1,005,225	(144,114)	(14.34)%	11,979	13,909	(1,930)	(13.88)%	5.64%	5.61%	0.03%

Investment securities:
Taxable	214,913	252,041	(37,128)	(14.73)%	1,114	1,110	4	0.36%	2.07%	1.76%	0.31%
Tax-exempt	56,764	82,467	(25,703)	(31.17)%	904	1,277	(373)	(29.21)%	6.37%	6.19%	0.18%
Total investment securities	271,677	334,508	(62,831)	(18.78)%	2,018	2,387	(369)	(15.46)%	2.97%	2.85%	0.12%

Federal funds sold and short-
term investments	96,902	197,216	(100,314)	(50.87)%	61	147	(86)	(58.50)%	0.26%	0.30%	(0.04)%
Total interest-earning assets	$1,229,690	$1,536,949	$(307,259)	(19.99)%	14,058	16,443	(2,385)	(14.50)%	4.64%	4.34%	0.30%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$462,049	$666,939	$(204,890)	(30.72)%	704	2,137	(1,433)	(67.06)%	0.62%	1.30%	(0.68)%
Time deposits	269,128	419,872	(150,744)	(35.90)%	1,161	1,903	(742)	(38.99)%	1.75%	1.84%	(0.09)%
Total deposits	731,177	1,086,811	(355,634)	(32.72)%	1,865	4,040	(2,175)	(53.84)%	1.03%	1.51%	(0.48)%
Other borrowed funds	193,306	197,099	(3,793)	(1.92)%	1,230	1,655	(425)	(25.68)%	2.58%	3.41%	(0.83)%
Total interest-bearing
liabilities	$924,483	$1,283,910	$(359,427)	(27.99)%	3,095	5,695	(2,600)	(45.65)%	1.36%	1.80%	(0.44)%

Tax-equivalent net interest income					$10,963	$10,748	$215	2.00%
Net interest spread									3.28%	2.54%	0.74%
Net interest margin									3.62%	2.84%	0.78%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets, and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended March 31, 2011, increased 78 basis points to 3.62 percent compared to the same quarter last year.  The increase from the prior year was substantially related to the July 30, 2010, transfer of the SmartyPig® savings accounts to another financial institution and a reduction in borrowing rates.  Management believes the net interest margin should remain at approximately the present level throughout 2011.

Year-to-date tax-equivalent net interest income for the three months ended March 31, 2011, increased slightly compared to the prior year. Rate reductions on most interest-bearing deposit products and lower balances of savings and time deposits caused the major portion of the decline in interest expense.  In addition, a $20,000 FHLB advance bearing a cost of 5.96 percent matured in March 2010, and the effective rate on the outstanding subordinated notes declined 3.67 percent at the beginning of the 2010 fourth quarter.

The average yield on loans increased by 3 basis points to 5.64 percent for the first three months of 2011, compared to the same period in 2010.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company's market areas remains competitive, while the demand for new loans is not robust.

For the first three months of 2011, the average balance of investment securities was $62,831 lower than in the first three months of 2010, while the yield increased 12 basis points.  The increase in yield was caused by the investment in mortgage-backed securities during 2010. No investment securities were sold during the first three months of 2011, $13,265 were called or matured during the quarter, and investment securities totaling $17,208 were purchased during the same period.

The average rate paid on deposits for the first three months of 2011 declined to 1.03 percent from 1.51 percent for the same period last year.  The decline in average balances caused interest expense to decline by $2,175.  The average amount of savings account balances declined significantly, in part due to the transfer of approximately $208,000 of SmartyPig® related deposits. The average balance of time deposits declined approximately $150,700 in the first three months of 2011 compared to the same time period in 2010, with the majority of the decline in certificates of deposit in excess of $100,000 and maturities of wholesale brokered deposits.  West Bank consciously decided to allow brokered certificates of deposit to run off.

The average rate paid on other borrowings declined by 83 basis points compared to the first three months of 2010 due to lower rates.  The average balance of borrowings for the first three months of 2011 was approximately $3,800 lower than a year ago.  Overnight borrowings in the form of federal funds purchased from downstream correspondent banks and securities sold under agreements to repurchase averaged approximately $11,400 more than during the first three months of last year.  The balance of federal funds purchased from downstream correspondent banks fluctuates depending on the loan demand and liquidity needs of those banks.  The average rate paid on overnight borrowings declined 13 basis points in 2011 compared to the first three months of 2010.  Average long-term borrowings declined approximately $15,000 due to the March 2010 maturity of the previously mentioned FHLB advance. The rate on long-term borrowings declined as the rate on the Company's subordinated notes changed to a variable rate tied to LIBOR, effective October 1, 2010. The rate in the first quarter of 2011 was 3.47 percent compared to 7.14 percent for the first quarter of 2010.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing the allowance include the financial conditions of West Bank's borrowers, the value and adequacy of loan collateral, the condition of the local economy, the condition of the specific industries of the borrowers, the levels and trends of loan by segment, and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank's Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecast economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; or other factors, including whether the loan has other special or unusual characteristics that suggest additional monitoring is warranted.

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

West Bank's policy is to charge off loans when in management's opinion the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses by segment for the three months ended March 31, 2011 and 2010, including amounts of loans charged off, recoveries, additions to the allowance charged to income, and related ratios.

	Analysis of the Allowance for Loan Losses for the
	Three Months Ended March 31,
	2011	2010	Change
Balance at beginning of period	$19,087	$19,126	$(39)
Charge-offs:
Commercial	(1,479)	(793)	(686)
Real estate:
Construction, land, and land development	—	(106)	106
1-4 family residential first mortgages	(526)	(39)	(487)
Home equity	—	(34)	34
Commercial	(248)	(2)	(246)
Consumer and other loans	—	(48)	48
	(2,253)	(1,022)	(1,231)
Recoveries:
Commercial	153	149	4
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	16	1	15
Home equity	5	—	5
Commercial	—	7	(7)
Consumer and other loans	2	12	(10)
	176	169	7
Net charge-offs	(2,077)	(853)	(1,224)
Provision for loan losses charged to operations	500	2,000	(1,500)
Balance at end of period	$17,510	$20,273	$(2,763)

Average loans outstanding	$861,111	$1,005,225

Ratio of net charge-offs during the period to average loans outstanding	0.24%	0.08%

Ratio of allowance for loan losses to average loans outstanding	2.03%	2.02%

The allowance for loan losses represented 222.58 percent of nonperforming loans at March 31, 2011, compared to 147.62 percent at December 31, 2010. The 2011 year-to-date provision is $1,500 lower than in 2010.  The most significant charge-offs in the first quarter of 2011 included two commercial loans ($1,301), one commercial real estate loan ($201), and one residential loan ($228). West Bank had established a specific reserve for one of the commercial charge-offs ($969) in a previous quarter.

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

	Three Months Ended March 31,
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$750	$838	$(88)	(10.50)%
Debit card usage fees	347	308	39	12.66%
Service fee from SmartyPig, LLC	—	267	(267)	(100.00)%
Trust services	219	208	11	5.29%
Gains and fees on sales of residential mortgages	184	187	(3)	(1.60)%
Increase in cash value of bank-owned life insurance	221	218	3	1.38%
Gain from bank-owned life insurance	637	—	637	N/A
Other:
Visa/Mastercard income	45	41	4	9.76%
Wire transfer fees	46	38	8	21.05%
All other	222	167	55	32.93%
Total other	313	246	67	27.24%
Total noninterest income	$2,671	$2,272	$399	17.56%

Year-to-date service charges on deposit accounts declined due to a reduction in overdraft and return check charges.

Debit card usage fees increased in the first quarter as the Reward Me Checking and other checking product customers continue to expand the use of this convenient payment method.  We expect these fees to decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act. The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits at a rate that exceeded other internet-based savings accounts.  This fee was discontinued in the third quarter of 2010 when these deposits were transferred to another bank.

The volume of originations of residential mortgages sold into the secondary market during the first three months of 2011 declined to $9,090 from $11,512 for the same time period in 2010.  The volume of home sales in West Bank's market areas remains relatively low.  Revenue for the remainder of 2011 could be lower than 2010 if interest rates begin to rise later in the year.

Gain from bank-owned life insurance occurred due to the death of a bank officer. All other income increased due to a gain on sale of a foreclosed asset.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended March 31,
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$3,055	$2,592	$463	17.86%
Occupancy	816	801	15	1.87%
Data processing	451	433	18	4.16%
FDIC insurance expense	549	562	(13)	(2.31)%
Other real estate owned expense	187	110	77	70.00%
Professional fees	222	248	(26)	(10.48)%
Other:
Marketing	60	97	(37)	(38.14)%
Consulting fees	41	76	(35)	(46.05)%
Director fees	90	84	6	7.14%
Insurance expense	92	99	(7)	(7.07)%
Bank service charges and fees	129	153	(24)	(15.69)%
Deposit operations expense	54	92	(38)	(41.30)%
All other	730	649	81	12.48%
Total other	1,196	1,250	(54)	(4.32)%
Total noninterest expense	$6,476	$5,996	$480	8.01%

The increase in salaries and benefits for the first quarter of 2011 consisted of salary costs for new staff members, higher incentive accruals, and increasing benefit costs. The benefit cost increases were primarily for health insurance and payroll taxes.

First quarter FDIC insurance expense declined slightly due to lower deposit levels and the elimination of separate fees for the FDIC's Transaction Account Guarantee Program.  FDIC expense is projected to decline further in the second quarter due to a rate reduction that became effective on April 1, 2011, and a change in the assessment base from total average deposits to total average assets less tangible capital.

Other real estate owned expense remains high due to the operating costs of the properties held.

First quarter professional fees have declined due to lower accounting fees. Marketing expense for 2011 compared to 2010 declined as a result of the timing of planned projects and cost containment efforts.  Consulting fees declined as the first quarter of 2010 included fees paid in conjunction with the Company's search for a new chief executive officer.

West Bank's service charges and fees paid have declined for the first quarter of 2011 as a result of lower levels of investment securities.  Deposit operations expense has declined significantly as costs associated with the SmartyPig® savings program have been eliminated. Management expects these costs will continue to decline as changes are made to demand deposit account products.

First quarter 2011 other expenses increased 12.48 percent as a result of certain one-time expenditures.

Income Tax Expense

The Company recorded income tax expense on continuing operations of $1,642 for the three months ended March 31, 2011, compared with $1,117 for the three months ended March 31, 2010.  The effective income tax rates as a percent of income before taxes for the first quarter of 2011 and 2010, were 26.6 percent and 25.1 percent, respectively.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and gain on life insurance proceeds. The effective tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a federal new markets tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.

FINANCIAL CONDITION

Total assets declined slightly to $1,291,587 as of March 31, 2011.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined $4,627 from December 31, 2010, to $260,953 at March 31, 2011.  The reduction was primarily the result of maturing and called securities.

As of March 31, 2011, the available for sale investment securities portfolio consists of approximately 18 percent U.S. government agency securities, 22 percent municipal securities, 56 percent government agency-issued mortgage-backed securities, and 3 percent corporate and trust preferred securities.

At March 31, 2011, the most significant risk of a future impairment charge relates to West Bank's investment in trust preferred securities (TPS) of other banks.  As of quarter end, two TPSs with a cost basis of $6,196 were valued at $2,014.  Management has concluded that the pooled TPS is considered to be OTTI.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at March 31, 2011, has already been recorded against equity.  The Company owns one other TPS through West Bank's investment portfolio.  This security is issued by Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company.  Heartland, according to public information, is well-capitalized and profitable.  While the market values this security at 34 percent of West Bank's cost, management believes West Bank will receive its entire principal and interest over the life of this security.  West Bank's cost of this security is $1,723.

Loans and Nonperforming Assets

Loans outstanding declined $58,071 from December 31, 2010, to March 31, 2011.  The reduction was attributable to payoffs in all loan categories, except construction and home equity loans, exceeding advances on new loans.  Despite its interest in making loans to credit-worthy borrowers, West Bank is receiving fewer new loan requests compared to the volume of payments and loan payoffs.  Total loans are expected to grow by year end.

The following table sets forth the amount of nonperforming loans by segment and other nonperforming assets held by the Company and common ratio measurements of those items.

	March 31, 2011	December 31, 2010	Change
Nonaccrual loans:
Commercial	$1,537	$4,011	$(2,474)
Real estate:
Construction, land, and land development	60	60	—
1-4 family residential first mortgages	1,152	1,001	151
Home equity	7	59	(52)
Commercial	3,568	2,814	754
Consumer and other loans	—	—	—
Total nonaccrual loans	6,324	7,945	(1,621)
Loans past due 90 days and still accruing interest:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	198	(198)
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
Total loans past due 90 days and still accruing interest	—	198	(198)
Troubled debt restructured loans*:
Commercial	—	—	—
Real estate:
Construction, land, and land development	1,186	1,195	(9)
1-4 family residential first mortgages	110	—	110
Home equity	—	—	—
Commercial	234	3,578	(3,344)
Consumer and other loans	13	14	(1)
Total troubled debt restructured loans	1,543	4,787	(3,244)
Total nonperforming loans	7,867	12,930	(5,063)
Other real estate owned	16,149	19,193	(3,044)
Nonaccrual investment securities	1,427	1,339	88
Total nonperforming assets	$25,443	$33,462	$(8,019)

Nonperforming loans to total loans	0.95%	1.46%	(0.51)%
Nonperforming assets to total assets	1.97%	2.56%	(0.59)%

* While restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following tables set forth the activity within each category of nonperforming loans and assets for the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	88	88
Additions	1,505	266	225	1,996	713	—	2,709
Transfers:
Nonaccrual to OREO	(67)	—	—	(67)	67	—	—
Upgrade in classification	—	(314)	(3,444)	(3,758)	—	—	(3,758)
Sales	—	—	—	—	(3,354)	—	(3,354)
Subsequent writedowns/
impairment	(1,724)	—	—	(1,724)	(470)	—	(2,194)
Payments	(1,335)	(150)	(25)	(1,510)	—	—	(1,510)
Balance at end of period	$6,324	$—	$1,543	$7,867	$16,149	$1,427	$25,443

	Three months ended March 31, 2010
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	—	—	—	—	—	28	28
Additions	2,699	175	3,846	6,720	4,784	—	11,504
Transfers:
Past due to nonaccrual	1,150	(1,150)	—	—	—	—	—
Nonaccrual to OREO	(1,160)	—	—	(1,160)	1,160	—	—
Upgrade in classification	(300)	—	—	(300)	—	—	(300)
Sales	—	—	—	—	(4,320)	—	(4,320)
Subsequent writedowns/
impairment	(862)	(2)	—	(864)	—	—	(864)
Payments	(2,427)	—	(109)	(2,536)	—	—	(2,536)
Balance at end of period	$11,450	$173	$16,554	$28,177	$26,974	$1,310	$56,461

Total nonperforming assets have declined 24.0 percent since the end of 2010 and have declined 54.9 percent since March 31, 2010.  As indicated in the tables above, the decline in nonperforming assets is spread across all nonperforming categories, except investment securities.  Management is devoting a great deal of effort to monitoring nonperforming assets, and West Bank loan officers are in frequent contact with loan customers to aid in working through any potential problem loans.

The terms of any restructuring are predicated on data that indicate the borrower is capable of making payments based on the new terms.  If a loan has been placed on nonaccrual status at some point during its life, the loan may generally be returned to an accrual status after six months of payment performance.  One of the current TDR loans, which is in nonaccrual status, has had a portion of the loan charged off.  The majority of TDR loans are due to term extensions and are done at market interest rates.

The payment history of the customer, along with a current analysis of the borrower's cash flow, is used to determine the restructured terms.  Underwriting procedures are similar to those of new loan originations and renewals of performing loans. The approval process for restructured loans is the same as that for new loans.

The following table provides the composition of other real estate owned as of March 31, 2011, and December 31, 2010.

	March 31, 2011	December 31, 2010
Construction, land development, and other land	$11,820	$12,953
1-4 family residential properties	861	1,038
Multifamily	1,940	1,374
Commercial properties	1,528	3,828
	$16,149	$19,193

The Company is actively marketing the assets included in the table above.  Demand for commercial real estate and development land is weak.  Valuations of other real estate owned are periodically updated by management so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  At March 31, 2011, the construction and land development category includes four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family properties consist of six homes, two of which are in the process of being sold. The multifamily category consists of one townhome project in Arkansas, which was sold in April 2011, and one townhome project in the Des Moines metropolitan area.  The commercial properties consist of four commercial facilities, one of which is in the process of being sold.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 5 to the Financial Statements.

Deposits

Total deposits as of March 31, 2011, declined 2.3 percent to $950,074 compared to December 31, 2010.  The decline is due to a reduction in Certificate of Deposit Account Registry Service (CDARS) deposits as customers look for alternative investments in the current low rate environment.  CDARS is a program that coordinates, on a reciprocal basis, a network of banks to spread out deposits exceeding the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits.  Offsetting this decline were increases of $5,895 in noninterest-bearing demand accounts, $4,389 in interest-bearing demand, and $1,449 in savings accounts compared to the end of 2010.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $56,735 at March 31, 2011, compared to $52,095 at December 31, 2010.  The increase was in federal funds purchased, which consists of funds sold to West Bank by four Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan Option Notes. There was no change in the composition of long-term borrowings in the first quarter of 2011.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $134,130 as of March 31, 2011, compared with $87,954 as of December 31, 2010.  West Bank had additional borrowing capacity available from the FHLB of approximately $28,000 at March 31, 2011.  In addition, West Bank has $58,000 in borrowing capacity available through unsecured and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of March 31, 2011.  Net cash from continuing operating activities contributed $10,408 and $4,625 to liquidity for the three months ended March 31, 2011 and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at March 31, 2011.

On December 31, 2008, the Company received $36 million from the U.S. Department of the Treasury in exchange for 36,000 shares of cumulative senior preferred stock and a warrant to purchase 474,100 shares of common stock under the Capital Purchase Program (CPP).  The senior preferred shares qualify as Tier I Capital for regulatory purposes, rank senior to common stock, and bear a cumulative dividend rate of five percent per annum for the first five years they are outstanding and a rate of nine percent per annum thereafter.  The Board of Directors continues to evaluate options for redeeming the preferred stock. Management believes retained earnings of the Company are sufficient to redeem the preferred stock in full. However, the Company has applied for the Small Business Lending Fund and has filed a shelf registration statement that would allow the Company to sell common and preferred stock in case we need to use one or both of these options. The Company expects to finalize its redemption plan in the near future.

The Company's total stockholders' equity increased to $150,369 at March 31, 2011, from $145,436 at December 31, 2010.  Total equity increased due to the year-to-date net income less preferred stock dividends paid and lower accumulated other comprehensive loss due to lower unrealized losses in the investment portfolio.  At March 31, 2011, stockholders' equity was 11.64 percent of total assets compared to 11.14 percent as of December 31, 2010.  The Company's tangible common equity ratio at March 31, 2011, was 8.95 percent, compared to 8.49 percent at December 31, 2010. No material capital expenditures or material changes in the capital resource mix are anticipated at this time, except for the possible redemption of preferred stock discussed above.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2011.  Prompt corrective action provisions are not applicable to the Company.

On April 28, 2010, West Bank entered into a memorandum of understanding (MOU) with the Iowa Division of Banking (IDOB) and the FDIC. The agreement establishes a requirement for West Bank's Total Capital to Risk-Weighted Assets ratio to be at least 12.0 percent and its Tier I Capital to Average Assets ratio to be at least 8.0 percent. West Bank's capital ratios exceeded these requirements both before and during the pendency of the MOU.

As of March 31, 2011, the most recent notification from regulatory agencies categorized West Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed West Bank's category.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$184,042	19.3%	$76,246	8.0%	n/a	n/a
West Bank	167,051	18.2%	73,351	8.0%	$91,689	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	172,059	18.1%	38,123	4.0%	n/a	n/a
West Bank	155,515	17.0%	36,676	4.0%	55,013	6.0%

Tier I Capital (to Average Assets)
Consolidated	172,059	13.0%	53,049	4.0%	n/a	n/a
West Bank	155,515	11.9%	52,306	4.0%	65,383	5.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$180,443	17.7%	$81,620	8.0%	n/a	n/a
West Bank	162,713	16.5%	78,684	8.0%	$98,355	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	167,612	16.4%	40,810	4.0%	n/a	n/a
West Bank	150,335	15.3%	39,342	4.0%	59,013	6.0%

Tier I Capital (to Average Assets)
Consolidated	167,612	11.8%	56,979	4.0%	n/a	n/a
West Bank	150,335	10.7%	56,333	4.0%	70,416	5.0%

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 11, 2011, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2010.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2011 changed when compared to 2010.

Effects of New Statements of Financial Accounting Standards

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 of the preceding unaudited financial statements.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 29, 2010, West Bank was named a defendant in a purported class action lawsuit that asserts non-sufficient funds fees charged by West Bank on bank card transactions are not fees but, rather, are finance charges that violate Iowa usury laws. West Bank believes the allegations in the lawsuit are factually and legally inaccurate. West Bank is vigorously defending this litigation.

The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 11, 2011.

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

West Bancorporation, Inc.
(Registrant)

April 28, 2011	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

April 28, 2011	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
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