Form 10-Q
period 2011-06-30
WEST BANCORPORATION INC
filed 2011-07-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Yes  ☐                      No  ☒

As of July 28, 2011, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands)	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$37,944	$20,069
Federal funds sold and other short-term investments	64,537	67,885
Cash and cash equivalents	102,481	87,954
Securities available for sale	259,800	256,326
Federal Home Loan Bank stock, at cost	11,240	11,211
Loans held for sale	116	4,452
Loans	838,076	888,649
Allowance for loan losses	(17,790)	(19,087)
Loans, net	820,286	869,562
Premises and equipment, net	5,008	5,068
Accrued interest receivable	4,159	4,959
Bank-owned life insurance	25,284	25,395
Other real estate owned	14,693	19,193
Deferred tax assets	8,208	11,164
Other assets	9,861	10,179
Total assets	$1,261,136	$1,305,463
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$236,859	$230,277
Interest-bearing demand	143,078	142,031
Savings	316,450	313,850
Time of $100,000 or more	169,554	178,388
Other time	95,992	107,526
Total deposits	961,933	972,072
Federal funds purchased and securities sold under agreements to repurchase	46,522	52,095
Other short-term borrowings	1,542	2,914
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	6,330	7,327
Total liabilities	1,141,946	1,160,027
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per	—	34,508
share; authorized 50,000,000 shares; no shares outstanding at June 30, 2011, and 36,000 shares issued and outstanding at December 31, 2010
Common stock, no par value; authorized 50,000,000 shares; 17,403,882	3,000	3,000
shares issued and outstanding at June 30, 2011, and December 31, 2010
Additional paid-in capital	34,387	34,387
Retained earnings	81,384	76,188
Accumulated other comprehensive income (loss)	419	(2,647)
Total stockholders' equity	119,190	145,436
Total liabilities and stockholders' equity	$1,261,136	$1,305,463

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans, including fees	$11,634	$13,525	$23,427	$27,231
Securities:
Taxable securities	1,126	1,140	2,240	2,250
Tax-exempt securities	570	836	1,174	1,702
Federal funds sold and other short-term investments	66	183	127	330
Total interest income	13,396	15,684	26,968	31,513
Interest expense:
Demand deposits	409	628	829	1,224
Savings deposits	304	1,433	588	2,974
Time deposits	1,030	1,912	2,191	3,815
Federal funds purchased and securities sold under agreements	43	62	89	118
to repurchase
Subordinated notes	178	367	354	730
Long-term borrowings	1,019	1,019	2,027	2,255
Total interest expense	2,983	5,421	6,078	11,116
Net interest income	10,413	10,263	20,890	20,397
Provision for loan losses	450	1,400	950	3,400
Net interest income after provision for loan losses	9,963	8,863	19,940	16,997
Noninterest income:
Service charges on deposit accounts	805	820	1,555	1,658
Debit card usage fees	378	348	725	656
Service fee from SmartyPig, LLC	—	794	—	1,061
Trust services	207	198	426	406
Gains and fees on sales of residential mortgages	272	286	456	473
Increase in cash value of bank-owned life insurance	223	226	444	444
Gain from bank-owned life insurance	—	—	637	—
Other income	231	247	544	493
Total noninterest income	2,116	2,919	4,787	5,191
Investment securities gains (losses), net:
Total other than temporary impairment losses	—	(188)	—	(188)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
before taxes
Net impairment losses recognized in earnings	—	(188)	—	(188)
Realized securities gains (losses), net	—	(9)	—	37
Investment securities gains (losses), net	—	(197)	—	(151)
Noninterest expense:
Salaries and employee benefits	3,170	2,775	6,225	5,367
Occupancy	821	796	1,637	1,597
Data processing	479	469	930	902
FDIC insurance expense	346	883	895	1,445
Other real estate owned expense	93	550	280	660
Professional fees	237	226	459	474
Miscellaneous losses	27	921	51	988
Other expenses	1,203	1,146	2,375	2,329
Total noninterest expense	6,376	7,766	12,852	13,762
Income before income taxes	5,703	3,819	11,875	8,275
Income taxes	1,780	1,216	3,422	2,333
Net income	3,923	2,603	8,453	5,942
Preferred stock dividends and accretion of discount	(1,816)	(572)	(2,387)	(1,141)
Net income available to common stockholders	$2,107	$2,031	$6,066	$4,801

Basic and diluted earnings per common share	$0.12	$0.12	$0.35	$0.28
Cash dividends per common share	$0.05	$—	$0.05	$—
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net income	$3,923	$2,603	$8,453	$5,942
Other comprehensive income, before tax:
Securities for which a portion of an other than temporary
impairment has been recorded in earnings:
Unrealized holding gains arising during the period	155	67	243	86
Less: reclassification adjustment for losses realized in net	—	—	—	—
income
Net unrealized gains on securities with other than
temporary impairment before tax expense	155	67	243	86
Unrealized gains (losses) on securities without other
than temporary impairment before tax:
Unrealized holding gains arising during the period	3,413	1,183	4,702	2,865
Less: reclassification adjustment for net (gains) losses	—	9	—	(37)
realized in net income
Less: reclassification adjustment for impairment losses	—	188	—	188
realized in net income
Net unrealized gains on other securities before tax expense	3,413	1,380	4,702	3,016
Other comprehensive income before tax	3,568	1,447	4,945	3,102
Tax expense related to other comprehensive income	(1,355)	(550)	(1,879)	(1,179)
Other comprehensive income, net of tax:	2,213	897	3,066	1,923
Comprehensive income	$6,136	$3,500	$11,519	$7,865

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	—	—	—	5,942	—	5,942
Other comprehensive income	—	—	—	—	1,923	1,923
Preferred stock discount accretion	241	—	—	(241)	—	—
Preferred stock dividends declared	—	—	—	(900)	—	(900)
Balance, June 30, 2010	$34,265	$3,000	$34,387	$70,760	$(2,388)	$140,024

Balance, December 31, 2010	$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	8,453	—	8,453
Other comprehensive income	—	—	—	—	3,066	3,066
Preferred stock discount accretion	1,492	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	(36,000)
Cash dividends declared, $0.05 per common share	—	—	—	(870)	—	(870)
Preferred stock dividends declared	—	—	—	(895)	—	(895)
Balance, June 30, 2011	$—	$3,000	$34,387	$81,384	$419	$119,190

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
(in thousands)	2011	2010
Cash Flows from Operating Activities:
Net income	$8,453	$5,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	3,400
Net amortization and accretion	1,437	533
Gain on disposition of premises and equipment	(13)	(7)
Securities gains, net	—	(37)
Investment securities impairment losses	—	188
Proceeds from sales of loans held for sale	22,728	23,529
Originations of loans held for sale	(18,349)	(24,238)
Gain on sale of other real estate owned	(290)	(211)
Write-down of other real estate owned	493	662
Gain from bank-owned life insurance	(637)	—
Increase in value of bank-owned life insurance	(444)	(444)
Depreciation	290	297
Deferred income taxes	1,076	(195)
Change in assets and liabilities:
Decrease in accrued interest receivable	800	96
Decrease in other assets	1,431	3,518
Increase (decrease) in accrued expenses and other liabilities	(772)	193
Net cash provided by operating activities	17,153	13,226
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	25,320	176,706
Purchases of securities available for sale	(25,205)	(121,541)
Purchases of Federal Home Loan Bank stock	(456)	(630)
Proceeds from redemption of Federal Home Loan Bank stock	427	824
Net decrease in loans	47,267	52,155
Net proceeds from sales of other real estate owned	5,312	6,161
Proceeds from sales of premises and equipment	51	7
Purchases of premises and equipment	(268)	(295)
Net cash provided by investing activities	52,448	113,387
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(10,139)	28,770
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(5,573)	18,640
Net decrease in other short-term borrowings	(1,372)	(745)
Principal payments on long-term borrowings	—	(20,000)
Common stock dividends paid	(870)	—
Preferred stock dividends paid	(1,120)	(900)
Redemption of preferred stock	(36,000)	—
Net cash provided by (used in) financing activities	(55,074)	25,765
Net increase in cash and cash equivalents	14,527	152,378
Cash and Cash Equivalents:
Beginning	87,954	131,495
Ending	$102,481	$283,873

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$6,581	$11,222
Income taxes	2,002	625

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$1,133	$5,899
Bank-owned life insurance death benefit receivable	1,192	—
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2011, and December 31, 2010, the results of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, the consolidated statement of stockholders' equity and cash flows for the six months ended June 30, 2011 and 2010, and the consolidated balance sheets as of June 30, 2011, and December 31, 2010, include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Certain items in the financial statements as of June 30, 2010 were reclassified to be consistent with the classifications used in the June 30, 2011 financial statements. The reclassification has no effect on net income or stockholders’ equity.

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

In April 2011, the FASB issued amended guidance clarifying for creditors which restructured loans are considered TDR. To qualify as a TDR, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulty. The amended guidance is effective for public companies for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance will have a material impact on the Company's consolidated financial position.

In May 2011, the FASB issued amended guidance to improve the comparability of fair value measurements presented and disclosed in financial statements made in accordance with GAAP and International Financial Reporting Standards. The guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied in situations where it is already required or permitted. The guidance is included in the Codification as part of ASC 820. The guidance is effective for public companies during interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued amended guidance for improving the comparability of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the changes in stockholders' equity and requires all nonowner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires entities to present all reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is included in the Codification as ASC 220. The guidance is effective for public companies for fiscal years and interim periods within those years, beginning after December 15, 2011, and early adoption is permitted. The Company adopted this guidance effective June 30, 2011. The adoption did not have a material impact on the Company's consolidated financial statements.

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

Other real estate owned includes real estate properties acquired through or in lieu of foreclosure.  They are initially recorded at fair value less estimated selling costs.  After foreclosure, valuations are performed by management at least annually by obtaining updated appraisals or other market information.  Any subsequent write-downs are recorded as a charge to operations.

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

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of June 30, 2011, and December 31, 2010.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,658	$386	$—	$48,044
State and political subdivisions	53,288	1,345	(103)	54,530
Mortgage-backed securities (1)	145,555	3,108	—	148,663
Trust preferred securities	6,199	—	(4,019)	2,180
Corporate notes and other investments	6,424	11	(52)	6,383
	$259,124	$4,850	$(4,174)	$259,800

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,685	$274	$(161)	$47,798
State and political subdivisions	59,512	464	(839)	59,137
Mortgage-backed securities (1)	140,699	905	(384)	141,220
Trust preferred securities	6,194	—	(4,218)	1,976
Corporate notes and other investments	6,507	16	(328)	6,195
	$260,597	$1,659	$(5,930)	$256,326

(1)	All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $143,624 and $168,066 as of June 30, 2011, and December 31, 2010, respectively, were pledged as collateral on the Treasury, Tax, and Loan Option Notes, securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of June 30, 2011, by contractual maturity are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories within the summary.

	June 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$2,622	$2,640
Due after one year through five years	57,847	58,028
Due after five years through ten years	21,916	22,632
Due after ten years	31,184	27,837
	113,569	111,137
Mortgage-backed securities	145,555	148,663
	$259,124	$259,800

The details of the sales of securities for the three and six months ended June 30, 2011 and 2010, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$—	$52,171	$—	$67,621
Gross gains on sales	—	40	—	86
Gross losses on sales	—	(49)	—	(49)

See Note 2 for a discussion of financial reporting for securities with unrealized losses.

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2011, and December 31, 2010. The tables include one trust preferred security (TPS) for which a portion of an OTTI has been recognized in other comprehensive income.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	3,504	(51)	1,055	(52)	4,559	(103)
Mortgage-backed securities	—	—	—	—	—	—
Trust preferred securities	—	—	2,180	(4,019)	2,180	(4,019)
Corporate notes and other investments	—	—	3,939	(52)	3,939	(52)
	$3,504	$(51)	$7,174	$(4,123)	$10,678	$(4,174)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$19,853	$(161)	$—	$—	$19,853	$(161)
State and political subdivisions	25,374	(700)	2,003	(139)	27,377	(839)
Mortgage-backed securities	47,289	(384)	—	—	47,289	(384)
Trust preferred securities	—	—	1,976	(4,218)	1,976	(4,218)
Corporate notes and other investments	—	—	3,661	(328)	3,661	(328)
	$92,516	$(1,245)	$7,640	$(4,685)	$100,156	$(5,930)

As of June 30, 2011, the available for sale investment portfolio included four municipal securities, two TPSs, and one corporate note with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in municipal obligations and corporate notes are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at June 30, 2011.

The Company believes the unrealized loss of $1,128 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at June 30, 2011.

As of June 30, 2011, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,582 at June 30, 2011.  The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and then the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk-adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts, and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, more importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and adjustments are made as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of LIBOR + 13% (a lifetime average all-in discount rate of approximately 17%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted using a rate of LIBOR plus 1.25%.

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

Based on the valuation work performed, no additional credit loss was recognized in second quarter 2011 earnings.  The unrealized loss of $2,891 is reflected in accumulated other comprehensive income, net of taxes of $1,099.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following tables detail information for the individual and pooled TPSs owned as of June 30, 2011, and December 31, 2010.

As of June 30, 2011:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3) (4)	Expected deferrals and defaults (5)	Excess subordination (5)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,582	$(2,891)	Ca	51	7.8%	15.5%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,726	598	(1,128)	NR	n/a	n/a	n/a	n/a

As of December 31, 2010:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (5)	Excess subordination (5)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,339	$(3,134)	Ca	51	20.6%	19.3%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,721	637	(1,084)	NR	n/a	n/a	n/a	n/a
 NR - Not rated

(1)	Lowest rating assigned
(2)	Pooled issue originally included 58 banks and 19 insurance companies
(3)	As a percentage of the original collateral
(4)
Approximately $100 million of defaulted collateral was sold to another party during the three months ended June 30, 2011, with a portion of any collateral recovered to be returned to the Fund. This sale is the reason for the reduction in this deferral and default percent compared to prior period disclosures.

(5)	As a percentage of the remaining performing collateral

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

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled TPS for which a portion of OTTI has been recognized in other comprehensive income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$427	$310	$427	$310
Current period credit loss recognized in earnings	—	—	—	—
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to sell or
requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to be collected	—	—	—	—
Balance at end of period	$427	$310	$427	$310

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Commercial	$254,035	$310,376
Real estate:
Construction, land, and land development	112,521	116,601
1-4 family residential first mortgages	51,146	51,760
Home equity	26,138	26,111
Commercial	387,248	372,404
Consumer and other loans	7,190	11,514
	838,278	888,766
Net unamortized fees and costs	202	117
	$838,076	$888,649

Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the segments identified above and are analyzed by management on this basis and are not further broken down by class. All loan policies identified below apply to all segments of the loan portfolio.

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

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of June 30, 2011, and December 31, 2010. The recorded investment represents principal balances net of any partial charge-offs. The related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	June 30, 2011	December 31, 2010	Change
Nonaccrual loans:
Commercial	$1,319	$4,011	$(2,692)
Real estate:
Construction, land, and land development	60	60	—
1-4 family residential first mortgages	879	1,001	(122)
Home equity	7	59	(52)
Commercial	3,245	2,814	431
Consumer and other loans	—	—	—
Total nonaccrual loans	5,510	7,945	(2,435)
Loans past due 90 days and still accruing interest:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	198	(198)
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
Total loans past due 90 days and still accruing interest	—	198	(198)
Troubled debt restructured loans*:
Commercial	—	—	—
Real estate:
Construction, land, and land development	1,181	1,195	(14)
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	232	3,578	(3,346)
Consumer and other loans	12	14	(2)
Total troubled debt restructured loans	1,425	4,787	(3,362)
Total nonperforming loans	$6,935	$12,930	$(5,995)

* While troubled debt restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of June 30, 2011, and December 31, 2010, and the average recorded investment and interest income recognized on these loans for the three and six months ended June 30, 2011.

				Three months ended		Six months ended
	June 30, 2011			June 30, 2011		June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$1,319	$1,378	N/A	$1,451	$—	$1,902	$—
Real Estate:
Construction, land, and land
development	136	136	N/A	136	2	137	3
1-4 family residential	879	879	N/A	1,133	—	1,032	1
Home equity	7	7	N/A	7	—	17	—
Commercial	3,476	4,647	N/A	3,642	11	4,788	51
Consumer and other	12	12	N/A	12	—	13	1
	5,829	7,059	N/A	6,381	13	7,889	56
With an allowance recorded:
Commercial	4,688	4,688	$600	4,953	73	6,108	138
Real Estate:
Construction, land, and land
development	13,401	13,401	1,900	13,579	177	13,835	350
1-4 family residential	282	282	142	71	6	112	6
Home equity	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer and other	42	42	21	43	1	43	1
	18,413	18,413	2,663	18,646	257	20,098	495
Total:
Commercial	6,007	6,066	600	6,404	73	8,010	138
Real Estate:
Construction, land, and land
development	13,537	13,537	1,900	13,715	179	13,972	353
1-4 family residential	1,161	1,161	142	1,204	6	1,144	7
Home equity	7	7	—	7	—	17	—
Commercial	3,476	4,647	—	3,642	11	4,788	51
Consumer and other	54	54	21	55	1	56	2
	$24,242	$25,472	$2,663	$25,027	$270	$27,987	$551

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2,086	$6,270	N/A
Real Estate:
Construction, land, and land development	139	143	N/A
1-4 family residential	836	884	N/A
Home equity	59	59	N/A
Commercial	6,392	6,392	N/A
Consumer and other	14	14	N/A
	9,526	13,762	N/A
With an allowance recorded:
Commercial	7,026	7,026	$1,742
Real Estate:
Construction, land, and land development	14,250	14,250	1,900
1-4 family residential	166	166	25
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	45	45	21
	21,487	21,487	3,688
Total:
Commercial	9,112	13,296	1,742
Real Estate:
Construction, land, and land development	14,389	14,393	1,900
1-4 family residential	1,002	1,050	25
Home equity	59	59	—
Commercial	6,392	6,392	—
Consumer and other	59	59	21
	$31,013	$35,249	$3,688

The following table reconciles the balance of nonaccrual loans with impaired loans as of June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Nonaccrual loans	$5,510	$7,945
Troubled debt restructured loans	1,425	4,787
Other impaired loans still accruing interest	17,307	18,281
Total impaired loans	$24,242	$31,013

The balance of impaired loans at June 30, 2011, was comprised of 16 different borrowers, and the balance of impaired loans at December 31, 2010, was comprised of 23 different borrowers. West Bank has no commitments to advance additional funds on any of the impaired loans.

Of the total amount of impaired loans, as of June 30, 2011, and December 31, 2010, $12 (0%) and $345 (1%), respectively, were not real estate collateral dependent.  Additionally, $10,013 (41%) and $23,537 (76%) of impaired loans were real estate collateral dependent as of June 30, 2011, and December 31, 2010, respectively, but were not supported by an appraisal less than 12 months old.  The remaining $14,217 (59%) as of June 30, 2011, and $7,131 (23%) as of December 31, 2010, of impaired loans were real estate collateral dependent loans and supported by current (less than 12 months old) appraised values of qualified licensed appraisers.

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2011, and December 31, 2010.

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$389	$909	$519	$1,817	$252,218	$254,035	$—
Real estate:
Construction, land, and
land development	201	384	—	585	111,936	112,521	—
1-4 family residential
first mortgages	257	87	599	943	50,203	51,146	—
Home equity	975	—	7	982	25,156	26,138	—
Commercial	1,755	597	2,174	4,526	382,722	387,248	—
Consumer and other	12	13	—	25	7,165	7,190	—
Total	$3,589	$1,990	$3,299	$8,878	$829,400	$838,278	$—
Nonaccrual loans included
above	$—	$—	$3,299	$3,299	$2,211	$5,510	N/A

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$329	$15	$3,661	$4,005	$306,371	$310,376	$—
Real estate:
Construction, land, and
land development	464	—	60	524	116,077	116,601	—
1-4 family residential
first mortgages	521	—	1,199	1,720	50,040	51,760	198
Home equity	—	—	59	59	26,052	26,111	—
Commercial	254	—	2,679	2,933	369,471	372,404	—
Consumer and other	42	1	—	43	11,471	11,514	—
Total	$1,610	$16	$7,658	$9,284	$879,482	$888,766	$198
Nonaccrual loans included
above	$—	$—	$7,460	$7,460	$485	$7,945	N/A

N/A - Not applicable

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2011, and December 31, 2010.

	June 30, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$224,757	$5,997	$23,281	$—	$254,035
Real estate:
Construction, land, and land development	87,198	3,027	22,296	—	112,521
1-4 family residential first mortgages	47,800	1,850	1,496	—	51,146
Home equity	25,870	105	163	—	26,138
Commercial	365,951	9,553	11,744	—	387,248
Consumer and other	7,051	72	67	—	7,190
Total	$758,627	$20,604	$59,047	$—	$838,278

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$283,239	$5,990	$21,147	$—	$310,376
Real estate:
Construction, land, and land development	88,930	3,722	23,949	—	116,601
1-4 family residential first mortgages	48,152	1,217	2,391	—	51,760
Home equity	25,902	89	120	—	26,111
Commercial	343,869	12,894	15,641	—	372,404
Consumer and other	11,371	82	61	—	11,514
Total	$801,463	$23,994	$63,309	$—	$888,766

All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval and change as circumstances dictate during the term of the loan. West Bank utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column, and rating 9 included in the Doubtful column. The Substandard column includes all loans classified as impaired, as well as loans with ratings 7 and 8, which are included in the general evaluation of the allowance for loan losses.

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

The following tables detail changes in the allowance for loan losses by segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$6,102	$3,890	$629	$717	$6,016	$156	$17,510
Charge-offs	(628)	—	—	(40)	(50)	(3)	(721)
Recoveries	528	—	8	7	1	7	551
Provision (1)	24	(138)	298	(20)	307	(21)	450
Ending balance	$6,026	$3,752	$935	$664	$6,274	$139	$17,790

	Three Months Ended June 30, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,740	$4,257	$692	$686	$6,746	$152	$20,273
Charge-offs	(367)	(100)	(104)	(20)	(51)	(19)	(661)
Recoveries	58	—	5	—	—	16	79
Provision (1)	1,885	(86)	141	(85)	(473)	18	1,400
Ending balance	$9,316	$4,071	$734	$581	$6,222	$167	$21,091

	Six Months Ended June 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,107)	—	(526)	(40)	(298)	(3)	(2,974)
Recoveries	681	—	24	12	1	9	727
Provision (1)	(488)	(35)	790	34	748	(99)	950
Ending balance	$6,026	$3,752	$935	$664	$6,274	$139	$17,790

	Six Months Ended June 30, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,988	$3,260	$649	$654	$6,438	$137	$19,126
Charge-offs	(1,160)	(206)	(143)	(54)	(53)	(67)	(1,683)
Recoveries	207	—	6	—	7	28	248
Provision (1)	2,281	1,017	222	(19)	(170)	69	3,400
Ending balance	$9,316	$4,071	$734	$581	$6,222	$167	$21,091

(1)	The negative provision for the various segments are primarily related to the decrease in each of those portfolio segments during the time periods disclosed.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2011, and December 31, 2010.

	June 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$600	$1,900	$142	$—	$—	$21	$2,663
Collectively evaluated for impairment	5,426	1,852	793	664	6,274	118	15,127
Total	$6,026	$3,752	$935	$664	$6,274	$139	$17,790

	December 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,742	$1,900	$25	$—	$—	$21	$3,688
Collectively evaluated for impairment	6,198	1,887	622	658	5,823	211	15,399
Total	$7,940	$3,787	$647	$658	$5,823	$232	$19,087

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2011, and December 31, 2010.

	June 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$6,007	$13,537	$1,161	$7	$3,476	$54	$24,242
Collectively evaluated for impairment	248,028	98,984	49,985	26,131	383,772	7,136	814,036
Total	$254,035	$112,521	$51,146	$26,138	$387,248	$7,190	$838,278

	December 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$9,112	$14,389	$1,002	$59	$6,392	$59	$31,013
Collectively evaluated for impairment	301,264	102,212	50,758	26,052	366,012	11,455	857,753
Total	$310,376	$116,601	$51,760	$26,111	$372,404	$11,514	$888,766

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

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  Examples include U.S. Treasury securities and certain corporate bonds.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.  The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems. Certain securities may not be valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management's best estimates. The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2011, and December 31, 2010.

	June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$48,044	$—	$48,044	$—
State and political subdivisions	54,530	—	54,530	—
Mortgage-backed securities	148,663	—	148,663	—
Trust preferred securities	2,180	—	598	1,582
Corporate notes and other investments	6,383	5,540	843	—
Total	$259,800	$5,540	$252,678	$1,582

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$47,798	$—	$47,798	$—
State and political subdivisions	59,137	—	59,137	—
Mortgage-backed securities	141,220	—	141,220	—
Trust preferred securities	1,976	—	637	1,339
Corporate notes and other investments	6,195	5,280	915	—
Total	$256,326	$5,280	$249,707	$1,339

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,427	$1,155	$1,339	$1,136
Transfer into level 3	—	625	—	625
Total gains or (losses):
Included in earnings	—	(188)	—	(188)
Included in other comprehensive income	155	67	243	86
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$1,582	$1,659	$1,582	$1,659

The previous table includes one pooled TPS as of June 30, 2011.  See Note 3 for a detailed discussion of the valuation of this security.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the assets carried on the balance sheet by caption and by level within the valuation hierarchy as of June 30, 2011, and December 31, 2010.

	June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$15,750	$—	$—	$15,750
Other real estate owned	14,693	—	—	14,693
Total	$30,443	$—	$—	$30,443

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$17,799	$—	$—	$17,799
Other real estate owned	19,193	—	—	19,193
Total	$36,992	$—	$—	$36,992

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

The following table includes the carrying amounts and approximate fair values as of June 30, 2011, and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$37,944	$37,944	$20,069	$20,069
Federal funds sold and other short-term investments	64,537	64,537	67,885	67,885
Securities available for sale	259,800	259,800	256,326	256,326
Federal Home Loan Bank stock	11,240	11,240	11,211	11,211
Loans held for sale	116	117	4,452	4,452
Loans, net	820,286	826,260	869,562	873,568
Accrued interest receivable	4,159	4,159	4,959	4,959
Financial liabilities:
Deposits	961,933	964,434	972,072	975,197
Federal funds purchased and securities sold under
agreements to repurchase	46,522	46,522	52,095	52,095
Other short-term borrowings	1,542	1,542	2,914	2,914
Accrued interest payable	697	697	1,200	1,200
Subordinated notes	20,619	10,817	20,619	10,853
Federal Home Loan Bank advances	105,000	110,813	105,000	108,449
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

6.  Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  The remaining unaccreted discount on preferred stock was recognized at June 29, 2011, when the preferred stock was redeemed. The related warrant remains outstanding as of June 30, 2011. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding stock warrant was exercised and converted into common stock.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,923	$2,603	$8,453	$5,942
Preferred stock dividends	(445)	(450)	(895)	(900)
Preferred stock discount accretion	(1,371)	(122)	(1,492)	(241)
Net income available to common stockholders	$2,107	$2,031	$6,066	$4,801

Weighted average common shares outstanding	17,404	17,404	17,404	17,404
Common stock warrant*	—	—	—	—
Diluted weighted average common shares outstanding	17,404	17,404	17,404	17,404

Basic earnings per common share	$0.12	$0.12	$0.35	$0.28
Diluted earnings per common share	$0.12	$0.12	$0.35	$0.28

*The average closing price of the Company's common stock for the three and six months ended June 30, 2011, was $7.60, and $7.56, respectively, and was $7.78 and $6.60 for the three and six months ended June 30, 2010.  These average closing prices were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

7.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of OTTI securities.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2011 and 2010.

	Noncredit-related
	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Other
	on Securities	on Securities	Comprehensive
	with OTTI	without OTTI	Income (Loss)
Balance, December 31, 2010	$(1,943)	$(704)	$(2,647)
Current period other comprehensive income	151	2,915	3,066
Balance, June 30, 2011	$(1,792)	$2,211	$419

Balance, December 31, 2009	$(2,142)	$(2,169)	$(4,311)
Current period other comprehensive income	53	1,870	1,923
Balance, June 30, 2010	$(2,089)	$(299)	$(2,388)

The following tables show the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Before Tax	Tax Expense	Net of Tax	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized noncredit-related gains
on securities with OTTI:
Unrealized holding gains arising	$155	$(58)	$97	$243	$(92)	$151
during period
Less: reclassification adjustment	—	—	—	—	—	—
for losses realized in net income
Net unrealized holding gains	155	(58)	97	243	(92)	151
for securities with other
than temporary impairment
Unrealized gains on securities
without OTTI:
Unrealized holding gains	3,413	(1,297)	2,116	4,702	(1,787)	2,915
arising during the period
Less: reclassification adjustment	—	—	—	—	—	—
for net (gains) losses realized in
net income
Net unrealized gains	3,413	(1,297)	2,116	4,702	(1,787)	2,915
Other comprehensive income	$3,568	$(1,355)	$2,213	$4,945	$(1,879)	$3,066

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Before Tax	Tax Expense	Net of Tax	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized noncredit-related gains
on securities with OTTI:
Unrealized holding gains arising	$67	$(26)	$41	$86	$(33)	$53
during period
Less: reclassification adjustment	—	—	—	—	—	—
for losses realized in net income
Net unrealized holding gains	67	(26)	41	86	(33)	53
for securities with other
than temporary impairment
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising	1,183	(450)	733	2,865	(1,089)	1,776
during period
Less: reclassification adjustment	9	(3)	6	(37)	14	(23)
for net (gains) losses realized in
net income
Less: reclassification adjustment	188	(71)	117	188	(71)	117
for impairment losses realized in
net income
Net unrealized gains	1,380	(524)	856	3,016	(1,146)	1,870
Other comprehensive income	$1,447	$(550)	$897	$3,102	$(1,179)	$1,923

8.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Allowance for loan losses	$6,760	$7,253
Intangibles	2,139	2,265
Net unrealized (gains) losses on securities available for sale	(256)	1,623
Investment security impairment	374	291
Other real estate owned	559	870
Alternative minimum tax credit and other credits	16	21
State net operating loss carryforward	401	381
Capital loss carryforward	3,703	3,703
Net deferred loan fees and costs	(247)	(255)
Premises and equipment	(533)	(493)
Loans	(638)	(559)
Other	408	439
Net deferred tax assets before valuation allowance	12,686	15,539
Valuation allowance	(4,478)	(4,375)
Net deferred tax assets	$8,208	$11,164

The decline in deferred tax assets since December 31, 2010, is primarily the result of the change from unrealized losses to unrealized gains on investment securities available for sale and a reduction in the balance of the allowance for loan losses.

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and the federal and state capital loss carryforwards as management believes it is more likely than not that such carryforwards will expire without being utilized.

9.  Commitments and Contingencies.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of June 30, 2011, and December 31, 2010, consisted of the following approximate amounts.

	June 30, 2011	December 31, 2010
Commitments to extend credit	$227,363	$202,043
Standby letters of credit	10,562	14,709
	$237,925	$216,752

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 29, 2012.  At June 30, 2011, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $193.

On September 29, 2010, West Bank was sued in a purported class action lawsuit that asserts nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank card transactions are impermissible finance charges under the Iowa Consumer Credit Code rather than allowable fees. West Bank believes the allegations in the lawsuit are factually and legally inaccurate. West Bank is vigorously defending this litigation. A motion to amend the petition has been filed seeking to add an additional claim that the sequence in which West Bank formerly posted items for payment violated its duties of good faith under the Iowa Uniform Commercial Code and Consumer Credit Code. The proposed amendment has not yet been allowed by the Court, although West Bank expects it will be allowed for filing. The Company believes that the likelihood of a loss as a result of this lawsuit is “reasonably possible” for disclosure purposes (i.e., greater than “remote” but less than “probable”). The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability and class certification. Even if legal liability is established under some theory, which West Bank believes would be improper under existing Iowa law, the amount of each plaintiff's damage claim would likely require individual determination due to the potential applicability of different offsets or credits.

In the normal course of business, the Company is involved in various other legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

10.  Subsequent Events

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

THREE AND SIX MONTHS ENDED JUNE 30, 2011
(in thousands, except per share amounts)

OVERVIEW

The following sections include management's description of the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity) and the Company's financial condition at the end of second quarter 2011.  Results of operations for the three and six months ended June 30, 2011, are compared to the results for the same period in 2010, and the consolidated financial condition of the Company as of June 30, 2011, is compared to balances as of December 31, 2010.

Net income for the second quarter of 2011 was $3,923, a 51 percent increase compared to second quarter 2010 net income of $2,603. Total net income available to common stockholders was $2,107 for the second quarter of 2011 compared to $2,031 for the second quarter of 2010. Second quarter 2011 net income available to common stockholders was reduced by $1,371 of accretion of preferred stock discount compared to the normal amount of approximately $121 per quarter. This acceleration was caused by the June 29, 2011, redemption of the preferred stock sold to the U.S. Treasury Department under the Capital Purchase Program.

Total basic and diluted earnings per common share were $0.12 for each of these quarters. The impact of the additional accretion negatively impacted the second quarter of 2011 by $.07 per share. The Company's annualized return on average equity and return on average assets for the quarter ended June 30, 2011, were 10.36 and 1.21 percent, respectively, compared to 7.52 and 0.63 percent, respectively, for the quarter ended June 30, 2010. The provision for loan losses declined to $450 for the second quarter of 2011 compared to $1,400 in the same quarter of 2010. Noninterest income declined $803 compared to the second quarter of 2010 primarily due to the elimination of the service fee from SmartyPig, LLC. Noninterest expense was $1,390 lower in the second quarter of 2011 than in 2010 due to recognizing approximately $900 of expense from writing off the Company's investment in a renewable energy closed-end fund, and the high level of costs associated with other real estate owned properties in the second quarter last year.

Net income available to common stockholders for the six months ended June 30, 2011, was $6,066 compared to $4,801 for the six months ended June 30, 2010. Total basic and diluted earnings per common share were $0.35 and $0.28, respectively.  The Company's annualized return on average equity and return on average assets for the six months ended June 30, 2011, were 11.40 and 1.30 percent, respectively, compared to 8.75 and 0.73 percent, respectively, for the six months ended June 30, 2010.

The $2,511 improvement in net income was primarily due to the $2,450 decline in provision for loan losses and a $910 decline in noninterest expense. The improvements in noninterest expense included a $550 decline in FDIC insurance expense, a $380 decline in other real estate owned expense, and a $937 decline in miscellaneous losses. Partially offsetting these improvements was an $858 increase in salaries and employee benefits.

The level of nonperforming assets continued to improve during the first half of 2011. Total nonperforming assets declined $10,252, with all categories except investment securities showing improvement. Nonaccrual investment securities increased due to an increase in the fair value of the one security in this category.

During the first six months of 2011, total loans outstanding declined $50,573. However, loans grew $7,498 during the three months ended June 30, 2011, due to business development efforts. This is the first quarter of loan growth since second quarter 2009. Management expects the loan portfolio to grow during the second half of 2011 as the economy continues to improve and West Bank attracts new customers. The allowance for loan losses as a percentage of loans outstanding as of June 30, 2011, was 2.12 percent compared to 2.15 percent as of December 31, 2010.

In addition to improvement in earnings, two significant events occurred during the second quarter of 2011. The first was the redemption of the preferred stock as mentioned above, which eliminates the dividend payment of $450 per quarter to the U.S. Treasury. The redemption also eliminates a number of corporate reporting requirements and restrictions. The second event was the lifting of the memorandum of understanding (MOU) between West Bank, the FDIC, and the Iowa Division of Banking. Removal of the MOU removes the requirements for West Bank to obtain approval of any dividend that would be used to fund Company common dividends and to maintain higher than ordinary regulatory standards for being considered "well-capitalized". In addition, in early July the Federal Reserve Bank of Chicago eliminated the requirement for the Company to request prior approval before: (1) declaring a common stock dividend, (2) increasing debt or issuing trust preferred securities, or (3) redeeming Company stock.

At its meeting on July 27, 2011, the Board of Directors declared a quarterly dividend on its common stock of $0.05 per share. The dividend is payable on August 30, 2011, to shareholders of record on August 8, 2011.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2011, compared with the same periods in 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Net income	$3,923	$2,603	$1,320	50.7%	$8,453	$5,942	$2,511	42.3%
Net income available to
common shareholders	2,107	2,031	76	3.7%	6,066	4,801	1,265	26.3%
Average assets	1,303,782	1,657,364	(353,582)	(21.3)%	1,312,649	1,646,955	(334,306)	(20.3)%
Average stockholders'
equity	151,849	138,887	12,962	9.3%	149,563	136,882	12,681	9.3%

Return on average assets	1.21%	0.63%	0.58%		1.30%	0.73%	0.57%
Return on average equity	10.36%	7.52%	2.84%		11.40%	8.75%	2.65%
Efficiency ratio	49.05%	56.33%	(7.28)%		48.25%	51.34%	(3.09)%
Dividend payout ratio	41.29%	NM	NM		14.34%	NM	NM
Average equity to
average assets ratio	11.65%	8.38%	3.27%		11.39%	8.31%	3.08%
Equity to assets ratio
- end of period					9.45%	8.70%	0.75%
Tangible common equity
ratio - end of period					9.45%	6.56%	2.89%

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Efficiency ratio - noninterest expense divided by noninterest income (excluding net securities gains and net impairment losses) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income available to common stockholders.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

•	NM - not meaningful.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2011	2010	Change	Change- %	2011	2010	Change	Change- %	2011	2010	Change
Interest-earning assets:
Loans:
Commercial	$259,248	$347,396	$(88,148)	(25.37)%	$3,296	$4,321	$(1,025)	(23.72)%	5.10%	4.99%	0.11%
Real estate	575,686	619,279	(43,593)	(7.04)%	8,415	9,272	(857)	(9.24)%	5.86%	6.01%	(0.15)%
Consumer and other	7,654	10,908	(3,254)	(29.83)%	110	137	(27)	(19.71)%	5.76%	5.04%	0.72%
Total loans	842,588	977,583	(134,995)	(13.81)%	11,821	13,730	(1,909)	(13.90)%	5.63%	5.63%	—%

Investment securities:
Taxable	215,718	236,816	(21,098)	(8.91)%	1,126	1,140	(14)	(1.23)%	2.09%	1.93%	0.16%
Tax-exempt	54,619	79,498	(24,879)	(31.30)%	854	1,236	(382)	(30.91)%	6.25%	6.22%	0.03%
Total investment securities	270,337	316,314	(45,977)	(14.54)%	1,980	2,376	(396)	(16.67)%	2.93%	3.00%	(0.07)%

Federal funds sold and short-
term investments	105,545	264,623	(159,078)	(60.11)%	66	183	(117)	(63.93)%	0.25%	0.28%	(0.03)%
Total interest-earning assets	$1,218,470	$1,558,520	$(340,050)	(21.82)%	13,867	16,289	(2,422)	(14.87)%	4.56%	4.19%	0.37%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$480,366	$650,482	$(170,116)	(26.15)%	713	2,061	(1,348)	(65.41)%	0.60%	1.27%	(0.67)%
Time deposits	235,516	435,731	(200,215)	(45.95)%	1,030	1,912	(882)	(46.13)%	1.75%	1.76%	(0.01)%
Total deposits	715,882	1,086,213	(370,331)	(34.09)%	1,743	3,973	(2,230)	(56.13)%	0.98%	1.47%	(0.49)%
Other borrowed funds	187,939	202,994	(15,055)	(7.42)%	1,240	1,448	(208)	(14.36)%	2.65%	2.86%	(0.21)%
Total interest-bearing
liabilities	$903,821	$1,289,207	$(385,386)	(29.89)%	2,983	5,421	(2,438)	(44.97)%	1.32%	1.69%	(0.37)%

Tax-equivalent net interest income					$10,884	$10,868	$16	0.15%
Net interest spread									3.24%	2.50%	0.74%
Net interest margin									3.58%	2.80%	0.78%

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2011	2010	Change	Change- %	2011	2010	Change	Change- %	2011	2010	Change
Interest-earning assets:
Loans:
Commercial	$272,620	$349,126	$(76,506)	(21.91)%	$6,867	$8,604	$(1,737)	(20.19)%	5.08%	4.97%	0.11%
Real estate	571,158	631,543	(60,385)	(9.56)%	16,720	18,767	(2,047)	(10.91)%	5.90%	5.99%	(0.09)%
Consumer and other	8,020	10,658	(2,638)	(24.75)%	213	268	(55)	(20.52)%	5.36%	5.07%	0.29%
Total loans	851,798	991,327	(139,529)	(14.07)%	23,800	27,639	(3,839)	(13.89)%	5.63%	5.62%	0.01%

Investment securities:
Taxable	215,317	244,386	(29,069)	(11.89)%	2,240	2,250	(10)	(0.44)%	2.08%	1.84%	0.24%
Tax-exempt	55,686	80,975	(25,289)	(31.23)%	1,758	2,513	(755)	(30.04)%	6.31%	6.21%	0.10%
Total investment securities	271,003	325,361	(54,358)	(16.71)%	3,998	4,763	(765)	(16.06)%	2.95%	2.93%	0.02%

Federal funds sold and short-
term investments	101,248	231,106	(129,858)	(56.19)%	127	330	(203)	(61.52)%	0.25%	0.29%	(0.04)%
Total interest-earning assets	$1,224,049	$1,547,794	$(323,745)	(20.92)%	27,925	32,732	(4,807)	(14.69)%	4.60%	4.26%	0.34%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$471,258	$658,665	$(187,407)	(28.45)%	1,417	4,198	(2,781)	(66.25)%	0.61%	1.29%	(0.68)%
Time deposits	252,229	427,845	(175,616)	(41.05)%	2,191	3,815	(1,624)	(42.57)%	1.75%	1.80%	(0.05)%
Total deposits	723,487	1,086,510	(363,023)	(33.41)%	3,608	8,013	(4,405)	(54.97)%	1.01%	1.49%	(0.48)%
Other borrowed funds	190,608	200,063	(9,455)	(4.73)%	2,470	3,103	(633)	(20.40)%	2.61%	3.13%	(0.52)%
Total interest-bearing
liabilities	$914,095	$1,286,573	$(372,478)	(28.95)%	6,078	11,116	(5,038)	(45.32)%	1.34%	1.74%	(0.40)%

Tax-equivalent net interest income					$21,847	$21,616	$231	1.07%
Net interest spread									3.26%	2.52%	0.74%
Net interest margin									3.60%	2.81%	0.79%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets, and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended June 30, 2011, increased 78 basis points to 3.58 percent compared to the three months ended June 30, 2010.  The increase from the prior year was substantially related to the July 30, 2010, transfer of the SmartyPig® savings accounts to another financial institution and a reduction in borrowing rates. The yield on consumer loans increased 72 basis points during the three months ended June 30, 2011, due to the recognition of a $13 discount on the redemption of a pool of student loans.

For the six months ended June 30, 2011, the net interest margin increased to 3.60 percent, which was a 79 basis point increase compared to the six months ended June 30, 2010. Tax-equivalent net interest income for the six months ended June 30, 2011, increased $231 as interest expense on interest-bearing liabilities declined more than interest income on interest-earning assets. Like the second quarter of 2011, the transfer of the SmartyPig® savings accounts along with the decline in borrowing rates caused the improvement. Management believes the net interest margin will remain relatively stable in the second half of 2011 as long as market interest rates do not significantly increase.

The average yield on loans held steady, while the average volume for the first six months of 2011 declined by $139,529, which resulted in interest income on loans falling by $3,839 on a year-to-date basis.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company's market areas remains competitive, while the volume of new loans is starting to improve as West Bank lenders are focusing on developing new customer relationships.

For the first six months of 2011, the average balance of investment securities was $54,358 lower than in the first six months of 2010, while the yield increased 2 basis points.  The increase in yield was caused by investing in mortgage-backed securities during 2010 which carried higher rates. No investment securities were sold during the first six months of 2011, $25,320 were called or matured during the quarter, and investment securities totaling $25,205 were purchased during the same period.

The average rate paid on deposits for the first six months of 2011 declined to 1.01 percent from 1.49 percent for the same period last year.  The combination of a decline in average balances and lower market rates caused interest expense to decline by $4,405.  The average amount of savings account balances declined significantly, primarily due to the transfer of approximately $208,000 of SmartyPig® related deposits. The average balance of time deposits declined $175,616 in the first six months of 2011 compared to the same time period in 2010, as the low rate environment has discouraged customers from reinvesting at current rates.

The average rate paid on other borrowings declined by 52 basis points compared to the first six months of 2010.  The average balance of borrowings for the first six months of 2011 was $9,455 lower than a year ago.  The majority of the decline was related to the March 2010 maturity of a $20,000 FHLB advance. The rate on long-term borrowings declined as the rate on the Company's subordinated notes changed to a variable rate tied to LIBOR, effective October 1, 2010. The rate during the first six months of 2011 was 3.47 percent compared to 7.14 percent for the first six months of 2010.

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

West Bank's policy is to charge off loans when in management's opinion the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses by segment for the three and six months ended June 30, 2011 and 2010, including amounts of loans charged off, recoveries, additions to the allowance charged to income, and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Balance at beginning of period	$17,510	$20,273	$(2,763)	$19,087	$19,126	$(39)
Charge-offs	(721)	(661)	(60)	(2,974)	(1,683)	(1,291)
Recoveries	551	79	472	727	248	479
Net charge-offs	(170)	(582)	412	(2,247)	(1,435)	(812)
Provision for loan losses charged to
operations	450	1,400	(950)	950	3,400	(2,450)
Balance at end of period	$17,790	$21,091	$(3,301)	$17,790	$21,091	$(3,301)

Average loans outstanding	$842,588	$977,583		$851,798	$991,327

Ratio of net charge-offs during the period to
average loans outstanding	0.08%	0.24%		0.53%	0.29%

Ratio of allowance for loan losses to
average loans outstanding	2.11%	2.16%		2.09%	2.13%

The allowance for loan losses represented 256.52 percent of nonperforming loans at June 30, 2011, compared to 147.62 percent at December 31, 2010. The 2011 year-to-date provision was $2,450 lower than in 2010.  The most significant charge-offs in the first six months of 2011 included five commercial loans ($1,770), one commercial real estate loan ($201), and one residential loan ($228). West Bank had established a specific reserve for one of the commercial charge-offs ($969) in a previous year.

Factors that are considered when determining the adequacy of the allowance include loan concentrations, loan growth, the economic outlook, and historical losses.  The Company's concentration risks include geographic concentration in Central Iowa.  The local economy is comprised primarily of service industries and state and county governments.

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately-owned Iowa business person or entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans, because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks, because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans due to reduced cash flows and the value of their pledged assets may decrease rapidly and significantly.

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended June 30,
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$805	$820	$(15)	(1.83)%
Debit card usage fees	378	348	30	8.62%
Service fee from SmartyPig, LLC	—	794	(794)	(100.00)%
Trust services	207	198	9	4.55%
Gains and fees on sales of residential mortgages	272	286	(14)	(4.90)%
Increase in cash value of bank-owned life insurance	223	226	(3)	(1.33)%
Gain from bank-owned life insurance	—	—	—	N/A
Other:
Visa/Mastercard income	52	57	(5)	(8.77)%
Wire transfer fees	40	43	(3)	(6.98)%
All other	139	147	(8)	(5.44)%
Total other	231	247	(16)	(6.48)%
Total noninterest income	$2,116	$2,919	$(803)	(27.51)%

	Six Months Ended June 30,
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$1,555	$1,658	$(103)	(6.21)%
Debit card usage fees	725	656	69	10.52%
Service fee from SmartyPig, LLC	—	1,061	(1,061)	(100.00)%
Trust services	426	406	20	4.93%
Gains and fees on sales of residential mortgages	456	473	(17)	(3.59)%
Increase in cash value of bank-owned life insurance	444	444	—	—%
Gain from bank-owned life insurance	637	—	637	N/A
Other:
Visa/Mastercard income	97	98	(1)	(1.02)%
Wire transfer fees	86	81	5	6.17%
All other	361	314	47	14.97%
Total other	544	493	51	10.34%
Total noninterest income	$4,787	$5,191	$(404)	(7.78)%

Year-to-date service charges on deposit accounts declined due to a reduction in overdraft and return check charges.

Debit card usage fees continued to show positive growth in the first half of 2011 as customers with Reward Me Checking and other checking products continue to expand the use of this convenient payment method.  We expect these fees to decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently enacted Federal Reserve final rule which sets a cap on interchange fees at a rate below the current market-driven levels. While financial institutions with less than ten billion in assets are exempt from the cap, industry groups believe the price controls will have a negative impact on community banks over time.

The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® related savings deposits at a rate that exceeded other internet-based savings accounts.  This fee was discontinued in the third quarter of 2010 when these deposits were transferred to another bank.

The volume of originations of residential mortgages sold into the secondary market during the first half of 2011 declined to $18,349 from $24,238 for the same time period in 2010, while revenue declined less than 4 percent.  The volume of home sales in West Bank's market areas remains relatively low.  The Company believes 2011 fees for the sales of residential mortgages may be lower than during 2010.

Gain from bank-owned life insurance occurred due to the death of a bank officer. All other income increased due to a gain on sale of a foreclosed asset in the first quarter of 2011.

Investment Securities Gains (Losses)

No investment securities were sold during the first half of 2011. During the second quarter of 2010, a single-issuer trust preferred security (TPS) was determined to be other than temporarily impaired (OTTI) and an impairment charge of $188 was recognized.

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended June 30,
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$3,170	$2,775	$395	14.23%
Occupancy	821	796	25	3.14%
Data processing	479	469	10	2.13%
FDIC insurance expense	346	883	(537)	(60.82)%
Other real estate owned expense	93	550	(457)	(83.09)%
Professional fees	237	226	11	4.87%
Miscellaneous losses	27	921	(894)	(97.07)%
Other:
Marketing	78	95	(17)	(17.89)%
Business development	100	61	39	63.93%
Consulting fees	59	47	12	25.53%
Director fees	100	90	10	11.11%
Insurance expense	91	96	(5)	(5.21)%
Bank service charges and fees	130	143	(13)	(9.09)%
Deposit operations expense	39	98	(59)	(60.20)%
Contributions	87	37	50	135.14%
All other	519	479	40	8.35%
Total other	1,203	1,146	57	4.97%
Total noninterest expense	$6,376	$7,766	$(1,390)	(17.90)%

	Six Months Ended June 30,
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$6,225	$5,367	$858	15.99%
Occupancy	1,637	1,597	40	2.50%
Data processing	930	902	28	3.10%
FDIC insurance expense	895	1,445	(550)	(38.06)%
Other real estate owned expense	280	660	(380)	(57.58)%
Professional fees	459	474	(15)	(3.16)%
Miscellaneous losses	51	988	(937)	(94.84)%
Other:
Marketing	138	192	(54)	(28.13)%
Business development	163	116	47	40.52%
Consulting fees	100	123	(23)	(18.70)%
Director fees	190	174	16	9.20%
Insurance expense	183	195	(12)	(6.15)%
Bank service charges and fees	259	296	(37)	(12.50)%
Deposit operations expense	93	190	(97)	(51.05)%
Contributions	125	75	50	66.67%
All other	1,124	968	156	16.12%
Total other	2,375	2,329	46	1.98%
Total noninterest expense	$12,852	$13,762	$(910)	(6.61)%

The increase in salaries and benefits for the first six months of 2011 consisted of salary and payroll taxes for new staff members and higher benefit costs. The benefit cost increases were primarily for health insurance and profit sharing accruals.

Second quarter and year-to-date FDIC insurance expense declined primarily due to the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. This expense also declined as a result of a change in our regulatory risk classification which became effective on June 3, 2011, and the elimination of separate fees for the FDIC's Transaction Account Guarantee Program.  FDIC expense is projected to decline further in the third quarter.

Other real estate owned expense declined significantly but remains high due to the operating costs of the properties held. Miscellaneous losses declined year-over-year as 2010 expense included the total impairment of the Company's investment in a renewable energy closed-end fund.

Marketing expense for 2011 compared to 2010 declined as a result of the timing of planned projects.  Business development costs increased as a result of stepped up efforts to retain and add new customers. Consulting fees declined for the first half of 2011 compared to the same time period for 2010, which included fees paid in conjunction with the Company's search for a new chief executive officer. Consulting fees for the second quarter of 2011 increased because an investment banker was hired to assist with valuing the stock warrant owned by the U.S. Treasury Department and which the Company is evaluating purchasing.

Deposit operations expense has declined significantly as costs associated with the SmartyPig® savings program have been eliminated. Management expects these costs will decline further as changes are made to demand deposit account products.

Contributions expense increased as a portion of the bank-owned life insurance proceeds have been donated to the West Bancorporation Foundation. First half 2011 other expenses increased 16.12 percent as a result of certain one-time expenditures in the first quarter.

Income Tax Expense

The Company recorded income tax expense of $1,780 (31.2%) and $3,422 (28.8%), respectively, for the three and six months ended June 30, 2011, compared with $1,216 (31.8%) and $2,333 (28.2%), respectively, for the three and six months ended June 30, 2010.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and gain on life insurance proceeds. The effective tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period.

FINANCIAL CONDITION

Total assets declined slightly to $1,261,136 as of June 30, 2011, compared to $1,305,463 on December 31, 2010.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale grew $3,474 from December 31, 2010, to $259,800 at June 30, 2011.  The slight increase was due to improvements in fair values in the current year.

As of June 30, 2011, the available for sale investment securities portfolio consists of approximately 19 percent U.S. government agency securities, 21 percent municipal securities, 57 percent government agency-issued mortgage-backed securities, and 3 percent corporate and trust preferred securities.

At June 30, 2011, the most significant risk of a future impairment charge relates to West Bank's investment in TPSs of other banks.  As of June 30, 2011, two TPSs with a cost basis of $6,199 were valued at $2,180.  Management has concluded that the pooled TPS is considered to be OTTI.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at June 30, 2011, has already been recorded against equity.  The Company owns one other TPS through West Bank's investment portfolio.  This security is issued by Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company.  Heartland, according to the most recently available public information, is well-capitalized and profitable.  While the market value for this security is 35 percent of West Bank's cost, management believes West Bank will receive its entire principal and interest over the life of this security.  West Bank's cost of this security is $1,726.

Loans and Nonperforming Assets

Loans outstanding declined $50,573 from December 31, 2010, to June 30, 2011.  The reduction was attributable to payoffs in all loan categories, except commercial real estate and home equity loans, exceeding advances on new loans. Loan balances did increase $7,498 compared to March 31, 2011.  Total loans are expected to increase through the end of 2011.

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items.

	June 30, 2011	December 31, 2010	Change
Nonaccrual loans	$5,510	$7,945	$(2,435)
Loans past due 90 days and still accruing interest	—	198	(198)
Troubled debt restructured loans*	1,425	4,787	(3,362)
Total nonperforming loans	6,935	12,930	(5,995)
Other real estate owned	14,693	19,193	(4,500)
Nonaccrual investment securities	1,582	1,339	243
Total nonperforming assets	$23,210	$33,462	$(10,252)

Nonperforming loans to total loans	0.83%	1.46%	(0.63)%
Nonperforming assets to total assets	1.84%	2.56%	(0.72)%

* While trouble debt restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following tables set forth the activity within each category of nonperforming loans and assets for the six months ended June 30, 2011 and 2010, respectively.

	Six months ended June 30, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	243	243
Additions	1,840	571	225	2,636	713	—	3,349
Transfers:
Past due to nonaccrual	200	(200)	—	—	—	—	—
Nonaccrual to OREO	(419)	—	—	(419)	419	—	—
Upgrade in classification	—	(419)	(3,444)	(3,863)	—	—	(3,863)
Sales	—	—	—	—	(5,022)	—	(5,022)
Subsequent write-downs/
impairment	(2,212)	—	—	(2,212)	(610)	—	(2,822)
Payments	(1,844)	(150)	(143)	(2,137)	—	—	(2,137)
Balance at end of period	$5,510	$—	$1,425	$6,935	$14,693	$1,582	$23,210

	Six months ended June 30, 2010
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	—	—	—	—	—	86	86
Additions	3,357	2,200	5,009	10,566	4,753	625	15,944
Transfers:
Past due to nonaccrual	1,447	(1,447)	—	—	—	—	—
Troubled debt to nonaccrual	55	—	(55)	—	—	—	—
Nonaccrual to OREO	(1,146)	—	—	(1,146)	1,146	—	—
Upgrade in classification	(712)	(1,550)	(5,246)	(7,508)	—	—	(7,508)
Sales	—	—	—	—	(5,950)	(146)	(6,096)
Subsequent write-downs/
impairment	(1,265)	(8)	—	(1,273)	(662)	(188)	(2,123)
Payments	(2,641)	(187)	(186)	(3,014)	—	—	(3,014)
Balance at end of period	$11,445	$158	$12,339	$23,942	$24,637	$1,659	$50,238

Total nonperforming assets have declined 30.6 percent since the end of 2010 and have declined 53.8 percent since June 30, 2010.  As indicated in the tables above, the decline in nonperforming assets is spread across all nonperforming categories, except investment securities.  Management is devoting a great deal of effort to monitoring nonperforming assets, and West Bank loan officers are in frequent contact with loan customers to aid in working through any potential problem loans.

The terms of any restructuring are predicated on data indicating the borrower is capable of making payments based on the new terms.  If a loan has been placed on nonaccrual status at some point during its life, the loan may generally be returned to an accrual status after six months of payment performance.  One loan currently categorized as TDR is on nonaccrual status and has been partially charged off.  Most of the TDR loans are due to term extensions and are done at market interest rates.

The payment history of the customer and a current analysis of cash flow are used to determine the restructured terms.  Underwriting procedures are similar to those of new loan originations and renewals of performing loans. The approval process for restructured loans is the same as that for new loans.

The following table provides the composition of other real estate owned as of June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Construction, land development, and other land	$11,680	$12,953
1-4 family residential properties	931	1,038
Multifamily	694	1,374
Commercial properties	1,388	3,828
	$14,693	$19,193

The Company is actively marketing the assets referenced in the table above.  Demand for commercial real estate and development land is weak.  Valuations of other real estate owned are updated by management at least annually so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of June 30, 2011, the construction and land development category includes four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family properties consist of five homes in the Des Moines area. The multifamily category consists of one townhome project in the Des Moines area for which we have a sales contract.  The commercial properties consist of two commercial facilities in the Des Moines area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 5 to the financial statements.

Deposits

Total deposits as of June 30, 2011, declined 1.0 percent to $961,933 compared to December 31, 2010.  The decline is due to a reduction in certificates of deposit as customers appear to be looking for alternative investments in the current low rate environment.  Offsetting this decline were slight increases in all other deposit categories compared to the end of 2010.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase was $46,522 at June 30, 2011, compared to $52,095 at December 31, 2010.  The decline was in federal funds purchased, which consists of funds sold to West Bank by four Iowa banks as part of the correspondent bank services provided by West Bank.  The balance of federal funds purchased from correspondent banks fluctuates depending upon the loan demand and investment strategy of those banks.  The balance of other short-term borrowings consisted of Treasury, Tax, and Loan Option Notes. There was no change in the composition of long-term borrowings in the first half of 2011.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $102,481 as of June 30, 2011, compared with $87,954 as of December 31, 2010.  West Bank had additional borrowing capacity available from the FHLB of approximately $35,000 at June 30, 2011.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured federal funds lines of credit and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of June 30, 2011.  Net cash from operating activities contributed $17,153 and $13,226 to liquidity for the six months ended June 30, 2011 and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at June 30, 2011.

The Company's total stockholders' equity declined to $119,190 at June 30, 2011, from $145,436 at December 31, 2010.  Total equity declined primarily due to the previously discussed redemption of all $36,000 of the Company's preferred stock held by the U.S. Treasury.  At June 30, 2011, stockholders' equity was 9.45 percent of total assets compared to 11.14 percent as of December 31, 2010.  The Company's tangible common equity ratio at June 30, 2011, was 9.45 percent, compared to 8.49 percent at December 31, 2010. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. At the time of filing this report, the Company and the U.S. Treasury Department were negotiating for the repurchase of the warrants. If an agreement is not reached, the warrants will be sold by the Treasury Department in a public auction.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2011.  Prompt corrective action provisions are not applicable to the Company.

As of June 30, 2011, the most recent notification from regulatory agencies categorized West Bank as well-capitalized under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that management believes have changed West Bank's category.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$150,791	15.7%	$76,901	8.0%	n/a	n/a
West Bank	133,511	14.4%	74,016	8.0%	$92,520	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	138,704	14.4%	38,450	4.0%	n/a	n/a
West Bank	121,869	13.2%	37,008	4.0%	55,512	6.0%

Tier I Capital (to Average Assets)
Consolidated	138,704	10.6%	52,223	4.0%	n/a	n/a
West Bank	121,869	9.5%	51,472	4.0%	64,340	5.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$180,443	17.7%	$81,620	8.0%	n/a	n/a
West Bank	162,713	16.5%	78,684	8.0%	$98,355	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	167,612	16.4%	40,810	4.0%	n/a	n/a
West Bank	150,335	15.3%	39,342	4.0%	59,013	6.0%

Tier I Capital (to Average Assets)
Consolidated	167,612	11.8%	56,979	4.0%	n/a	n/a
West Bank	150,335	10.7%	56,333	4.0%	70,416	5.0%

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2011, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2010.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2011 changed when compared to 2010.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in the reports on Form 10-Q filed April 28, 2011, and Form 10-K filed March 11, 2011, a case seeking class action status was filed against West Bank in the Iowa District Court for Polk County in September 2010. The case involves various alleged causes of action that seek refunds of nonsufficient funds fees paid on debit card transactions in Iowa consumer's demand accounts. During the second quarter of 2011, the plaintiff in the case, Anthony Meyer, filed a motion seeking to add an additional cause of action based on allegations that the order in which West Bank cleared transactions in the accounts violated good faith standards under the Iowa Uniform Commercial Code and Consumer Credit Code. West Bank expects that the motion to amend will be allowed, and West Bank plans to thereafter deny the allegations and defend the claim. The case seeks compensatory and punitive damages and attorneys' fees. West Bank is vigorously defending the entire case.

The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

Item 1A.  Risk Factors

Management believes two of the risk factors disclosed in the Form 10-K filed with the SEC on March 11, 2011, have materially changed since that date. Both changes reduce the risks previously disclosed. The first improvement is the termination on June 3, 2011, of the April 2010 memorandum of understanding (MOU) between West Bank and the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Company. The termination of the MOU removes a requirement to obtain prior approval from the IDOB for payment of certain dividends to the Company and to maintain capital ratios in excess of ordinary regulatory standards. In addition, the Federal Reserve Bank no longer requires the Company to request prior approval before: (1) declaring a common stock dividend, (2) increasing debt or issuing trust preferred securities, or (3) redeeming Company stock. The second improvement is the conclusion of the Company's participation in the U.S. Treasury Department's Capital Purchase Program. Preferred stock dividends of $450 per quarter paid to the Treasury limited the amount of money available for other uses from early 2009 through the second quarter of 2011. Those dividends will no longer be paid because all of the preferred stock has been redeemed. At the time of filing this report, the Company and the U.S. Treasury Department were negotiating for the repurchase of the warrants. If an agreement is not reached, the warrants will be sold by the Treasury Department in a public auction.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

July 29, 2011	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

July 29, 2011	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.