Form 10-Q
period 2011-09-30
WEST BANCORPORATION INC
filed 2011-10-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

Yes  ☐                      No  ☒

As of October 27, 2011, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands)	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$44,851	$20,069
Federal funds sold and other short-term investments	7,922	67,885
Cash and cash equivalents	52,773	87,954
Securities available for sale	247,005	256,326
Federal Home Loan Bank stock, at cost	11,423	11,211
Loans held for sale	3,416	4,452
Loans	866,615	888,649
Allowance for loan losses	(17,476)	(19,087)
Loans, net	849,139	869,562
Premises and equipment, net	5,170	5,068
Accrued interest receivable	4,368	4,959
Bank-owned life insurance	25,506	25,395
Other real estate owned	12,402	19,193
Deferred tax assets	8,249	11,164
Other assets	7,148	10,179
Total assets	$1,226,599	$1,305,463
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$258,024	$230,277
Interest-bearing demand	149,910	142,031
Savings	290,109	313,850
Time of $100,000 or more	126,733	178,388
Other time	93,763	107,526
Total deposits	918,539	972,072
Federal funds purchased and securities sold under agreements to repurchase	53,203	52,095
Other short-term borrowings	1,445	2,914
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	6,657	7,327
Total liabilities	1,105,463	1,160,027
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share; authorized 50,000,000 shares; no shares outstanding at September 30,
2011, and 36,000 shares issued and outstanding at December 31, 2010	—	34,508
Common stock, no par value; authorized 50,000,000 shares; 17,403,882
shares issued and outstanding at September 30, 2011, and December 31, 2010	3,000	3,000
Additional paid-in capital	33,687	34,387
Retained earnings	83,597	76,188
Accumulated other comprehensive income (loss)	852	(2,647)
Total stockholders' equity	121,136	145,436
Total liabilities and stockholders' equity	$1,226,599	$1,305,463

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans, including fees	$11,674	$13,285	$35,101	$40,516
Securities:
Taxable securities	1,043	1,057	3,283	3,307
Tax-exempt securities	549	726	1,723	2,428
Federal funds sold and other short-term investments	43	116	170	446
Total interest income	13,309	15,184	40,277	46,697
Interest expense:
Demand deposits	480	513	1,309	1,737
Savings deposits	275	683	863	3,657
Time deposits	980	1,838	3,171	5,653
Federal funds purchased and securities sold under agreements
to repurchase	42	52	131	170
Subordinated notes	177	371	531	1,101
Long-term borrowings	1,030	1,030	3,057	3,285
Total interest expense	2,984	4,487	9,062	15,603
Net interest income	10,325	10,697	31,215	31,094
Provision for loan losses	—	2,000	950	5,400
Net interest income after provision for loan losses	10,325	8,697	30,265	25,694
Noninterest income:
Service charges on deposit accounts	864	867	2,419	2,525
Debit card usage fees	368	338	1,093	994
Service fee from SmartyPig, LLC	—	253	—	1,314
Trust services	175	210	601	616
Gains and fees on sales of residential mortgages	358	571	814	1,044
Increase in cash value of bank-owned life insurance	223	220	667	664
Gain from bank-owned life insurance	—	420	637	420
Other income	245	228	789	721
Total noninterest income	2,233	3,107	7,020	8,298
Investment securities gains (losses), net:
Total other than temporary impairment losses	(22)	(117)	(22)	(305)
Portion of loss recognized in other comprehensive income
before taxes	—	—	—	—
Net impairment losses recognized in earnings	(22)	(117)	(22)	(305)
Realized securities gains (losses), net	—	16	—	53
Investment securities gains (losses), net	(22)	(101)	(22)	(252)
Noninterest expense:
Salaries and employee benefits	3,373	2,813	9,598	8,180
Occupancy	841	806	2,478	2,403
Data processing	500	464	1,430	1,366
FDIC insurance expense	216	835	1,111	2,280
Other real estate owned expense	1,650	(3)	1,930	657
Professional fees	297	230	756	704
Miscellaneous losses	102	220	153	1,208
Other expenses	1,339	1,216	3,714	3,545
Total noninterest expense	8,318	6,581	21,170	20,343
Income before income taxes	4,218	5,122	16,093	13,397
Income taxes	1,135	1,181	4,557	3,514
Net income	3,083	3,941	11,536	9,883
Preferred stock dividends and accretion of discount	—	(572)	(2,387)	(1,713)
Net income available to common stockholders	$3,083	$3,369	$9,149	$8,170

Basic and diluted earnings per common share	$0.18	$0.19	$0.53	$0.47
Cash dividends per common share	$0.05	$—	$0.10	$—
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2011	2010	2011	2010
Net income	$3,083	$3,941	$11,536	$9,883
Other comprehensive income, before tax:
Securities for which a portion of an other than temporary
impairment has been recorded in earnings:
Unrealized holding gains (losses) arising during the period	(225)	(8)	18	78
Less: reclassification adjustment for losses realized in net
income	22	117	22	117
Net unrealized gains (losses) on securities with other than
temporary impairment before tax expense	(203)	109	40	195
Unrealized gains on securities without other
than temporary impairment before tax:
Unrealized holding gains arising during the period	902	2,594	5,604	5,459
Less: reclassification adjustment for net gains
realized in net income	—	(16)	—	(53)
Less: reclassification adjustment for impairment losses
realized in net income	—	—	—	188
Net unrealized gains on other securities before tax expense	902	2,578	5,604	5,594
Other comprehensive income before tax	699	2,687	5,644	5,789
Tax expense related to other comprehensive income	(266)	(1,021)	(2,145)	(2,200)
Other comprehensive income, net of tax:	433	1,666	3,499	3,589
Comprehensive income	$3,516	$5,607	$15,035	$13,472

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	—	—	—	9,883	—	9,883
Other comprehensive income	—	—	—	—	3,589	3,589
Preferred stock discount accretion	363	—	—	(363)	—	—
Preferred stock dividends declared	—	—	—	(1,350)	—	(1,350)
Balance, September 30, 2010	$34,387	$3,000	$34,387	$74,129	$(722)	$145,181

Balance, December 31, 2010	$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	11,536	—	11,536
Other comprehensive income	—	—	—	—	3,499	3,499
Preferred stock discount accretion	1,492	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	(36,000)
Repurchase of common stock warrant	—	—	(700)	—	—	(700)
Cash dividends declared, $0.10 per common share	—	—	—	(1,740)	—	(1,740)
Preferred stock dividends declared	—	—	—	(895)	—	(895)
Balance, September 30, 2011	$—	$3,000	$33,687	$83,597	$852	$121,136

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash Flows from Operating Activities:
Net income	$11,536	$9,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	5,400
Net amortization and accretion	2,216	1,095
Gain on disposition of premises and equipment	(10)	(2)
Securities gains, net	—	(53)
Investment securities impairment losses	22	305
Proceeds from sales of loans held for sale	39,017	47,470
Originations of loans held for sale	(37,937)	(50,305)
Gain on sale of other real estate owned	(361)	(355)
Write-down of other real estate owned	2,211	662
Gain from bank-owned life insurance	(637)	(420)
Increase in value of bank-owned life insurance	(667)	(664)
Depreciation	448	443
Deferred income taxes	769	615
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	591	(140)
Decrease in other assets	2,912	2,752
Increase (decrease) in accrued expenses and other liabilities	(445)	107
Net cash provided by operating activities	20,615	16,793
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	68,004	232,825
Purchases of securities available for sale	(55,156)	(146,566)
Purchases of Federal Home Loan Bank stock	(681)	(1,120)
Proceeds from redemption of Federal Home Loan Bank stock	469	856
Net decrease in loans	18,070	88,928
Net proceeds from sales of other real estate owned	6,300	5,180
Proceeds from sales of premises and equipment	51	9
Purchases of premises and equipment	(591)	(331)
Proceeds of principal and earnings from bank-owned life insurance	1,192	—
Net cash provided by investing activities	37,658	179,781
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(53,533)	(212,415)
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	1,108	(4,949)
Net decrease in other short-term borrowings	(1,469)	(768)
Principal payments on long-term borrowings	—	(20,000)
Common stock dividends paid	(1,740)	—
Preferred stock dividends paid	(1,120)	(1,350)
Redemption of preferred stock	(36,000)	—
Repurchase of common stock warrant	(700)	—
Net cash used in financing activities	(93,454)	(239,482)
Net decrease in cash and cash equivalents	(35,181)	(42,908)
Cash and Cash Equivalents:
Beginning	87,954	131,495
Ending	$52,773	$88,587

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$9,639	$15,834
Income taxes	3,244	1,742

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$1,583	$6,531
Transfer of other real estate owned to loans	620	6,655
Bank-owned life insurance death benefit receivable	—	1,294

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2011, and December 31, 2010, the results of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Certain items in the financial statements as of September 30, 2010 were reclassified to be consistent with the classifications used in the September 30, 2011, financial statements. The reclassification has no effect on net income or stockholders’ equity.

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

In July 2010, the FASB issued guidance for improving disclosures about an entity's credit quality and risk exposures of its loans and the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 31, 2010. In January 2011, the FASB temporarily delayed the effective date of the disclosures required for troubled debt restructured loans (TDR) for public companies. Amended guidance issued by the FASB is discussed in the following paragraph. The amendment to the original pronouncement did not delay any of the other required disclosures. Since the provisions of this accounting guidance were disclosure-related, the adoption of this guidance did not have an impact on the Company's consolidated financial position or statement of operations.

In April 2011, the FASB issued amended guidance clarifying for creditors which restructured loans are considered TDR. To qualify as a TDR, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulty. The amended guidance was effective for public companies for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have an impact on the Company's consolidated financial position or statement of operations.

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

In June 2011, the FASB issued amended guidance for improving the comparability of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the changes in stockholders' equity and requires all nonowner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires entities to present all reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is included in the Codification as ASC 220. Early adoption is permitted and the Company adopted this guidance effective June 30, 2011. The adoption did not have a material impact on the Company's consolidated financial statements.

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

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of September 30, 2011, and December 31, 2010.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,649	$413	$—	$13,062
State and political subdivisions	52,588	2,063	(66)	54,585
Mortgage-backed securities (1)	167,830	3,225	—	171,055
Trust preferred securities	6,180	—	(4,083)	2,097
Corporate notes and other investments	6,384	5	(183)	6,206
	$245,631	$5,706	$(4,332)	$247,005

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,685	$274	$(161)	$47,798
State and political subdivisions	59,512	464	(839)	59,137
Mortgage-backed securities (1)	140,699	905	(384)	141,220
Trust preferred securities	6,194	—	(4,218)	1,976
Corporate notes and other investments	6,507	16	(328)	6,195
	$260,597	$1,659	$(5,930)	$256,326

(1)	All mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $142,863 and $168,066 as of September 30, 2011, and December 31, 2010, respectively, were pledged as collateral on the Treasury, Tax, and Loan Option Notes, securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of September 30, 2011, by contractual maturity are shown in the following table.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, mortgage-backed securities are not included in the maturity categories within the summary.

	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$2,806	$2,815
Due after one year through five years	22,187	22,164
Due after five years through ten years	19,773	20,802
Due after ten years	33,035	30,169
	77,801	75,950
Mortgage-backed securities	167,830	171,055
	$245,631	$247,005

The details of the sales of securities for the three and nine months ended September 30, 2011 and 2010, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$—	$10,096	$—	$77,717
Gross gains on sales	—	326	—	412
Gross losses on sales	—	(310)	—	(359)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2011, and December 31, 2010. The tables include one trust preferred security (TPS) for which a portion of an OTTI has been recognized in other comprehensive income.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	3,078	(66)	3,078	(66)
Mortgage-backed securities	—	—	—	—	—	—
Trust preferred securities	—	—	2,097	(4,083)	2,097	(4,083)
Corporate notes and other investments	—	—	3,809	(183)	3,809	(183)
	$—	$—	$8,984	$(4,332)	$8,984	$(4,332)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$19,853	$(161)	$—	$—	$19,853	$(161)
State and political subdivisions	25,374	(700)	2,003	(139)	27,377	(839)
Mortgage-backed securities	47,289	(384)	—	—	47,289	(384)
Trust preferred securities	—	—	1,976	(4,218)	1,976	(4,218)
Corporate notes and other investments	—	—	3,661	(328)	3,661	(328)
	$92,516	$(1,245)	$7,640	$(4,685)	$100,156	$(5,930)

See Note 2 for a discussion of financial reporting for securities with unrealized losses. As of September 30, 2011, the available for sale investment portfolio included two municipal securities, two TPSs, and one corporate note with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in municipal obligations and corporate notes are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at September 30, 2011.

The Company believes the unrealized loss of $989 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at September 30, 2011.

As of September 30, 2011, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,357 at September 30, 2011.  The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and then the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk-adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPSs issued by banks, thrifts, and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, more importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPSs being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and adjustments are made as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of LIBOR + 14% (a lifetime average all-in discount rate of approximately 18%) was used for determination of fair value.  For purposes of determining any credit loss, projected cash flows were discounted using a rate of LIBOR plus 1.25%.

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

Based on the valuation work performed, an additional credit loss of $22 was recognized in third quarter 2011 earnings.  The remaining unrealized loss of $3,094 is reflected in accumulated other comprehensive income, net of taxes of $1,176.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following tables detail information for the individual and pooled TPSs owned as of September 30, 2011, and December 31, 2010.

As of September 30, 2011:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3) (4)	Expected deferrals and defaults (5)	Excess subordination (5)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,451	$1,357	$(3,094)	Ca	50	8.3%	16.1%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,729	740	(989)	NR	n/a	n/a	n/a	n/a

As of December 31, 2010:
	Single- issuer or pooled	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (5)	Excess subordination (5)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,339	$(3,134)	Ca	51	20.6%	19.3%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	n/a	1,721	637	(1,084)	NR	n/a	n/a	n/a	n/a
 NR - Not rated

(1)	Lowest rating assigned
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

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled TPS for which a portion of an OTTI has been recognized in other comprehensive income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$427	$310	$427	$310
Current period credit loss recognized in earnings	22	117	22	117
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to sell or
requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to be collected	—	—	—	—
Balance at end of period	$449	$427	$449	$427

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Commercial	$264,988	$310,376
Real estate:
Construction, land, and land development	113,337	116,601
1-4 family residential first mortgages	52,821	51,760
Home equity	28,899	26,111
Commercial	400,289	372,404
Consumer and other loans	6,540	11,514
	866,874	888,766
Net unamortized fees and costs	259	117
	$866,615	$888,649

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

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to make all contractual payments as they become due.  Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year.   Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is classified as a TDR when for economic or legal reasons related to the borrower's financial difficulties a concession is granted to the borrower that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden on the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual, rather than as a TDR, if they are not performing per the restructured terms.

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes Classified loans. These loans involve anticipated potential payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of September 30, 2011, and December 31, 2010. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	September 30, 2011	December 31, 2010	Change
Nonaccrual loans:
Commercial	$2,053	$4,011	$(1,958)
Real estate:
Construction, land, and land development	60	60	—
1-4 family residential first mortgages	910	1,001	(91)
Home equity	—	59	(59)
Commercial	2,956	2,814	142
Consumer and other loans	—	—	—
Total nonaccrual loans	5,979	7,945	(1,966)
Loans past due 90 days and still accruing interest:
Commercial	—	—	—
Real estate:
Construction, land, and land development	70	—	70
1-4 family residential first mortgages	—	198	(198)
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
Total loans past due 90 days and still accruing interest	70	198	(128)
Troubled debt restructured loans(1):
Commercial	—	—	—
Real estate:
Construction, land, and land development	1,176	1,195	(19)
1-4 family residential first mortgages	173	—	173
Home equity	164	—	164
Commercial	116	3,578	(3,462)
Consumer and other loans	11	14	(3)
Total troubled debt restructured loans	1,640	4,787	(3,147)
Total nonperforming loans	$7,689	$12,930	$(5,241)

(1)	While troubled debt restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—	—	$—	$—
Real estate:
Construction, land, and
land development	—	—	—	—	—	—
1-4 family residential
first mortgages	—	—	—	—	—	—
Home equity	1	164	164	1	164	164
Commercial	—	—	—	1	116	116
Consumer and other loans	—	—	—	—	—	—
	1	164	164	2	280	280
Reduced interest rate:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land, and
land development	—	—	—	—	—	—
1-4 family residential
first mortgages	—	—	—	1	175	175
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
	—	—	—	1	175	175
	1	$164	$164	3	$455	$455

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the previous table.

The following table shows the recorded investment in troubled debt restructured loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2011.

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial	—	$—	—	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	1	175	1	175
Home equity	—	—	—	—
Commercial	—	—	1	116
Consumer and other loans	—	—	—	—
Total	1	$175	2	$291

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all loan modifications that occurred on or after the beginning of the current year for identification as TDRs. The Company identified no additional loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. The amendments in this ASU require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of September 30, 2011, there was no recorded loan investment for which the allowance for credit losses was previously measured under a general allowance for loan losses methodology that was presently impaired.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of September 30, 2011, and December 31, 2010, and the average recorded investment and interest income recognized on these loans for the three and nine months ended September 30, 2011.

				Three months ended		Nine months ended
	September 30, 2011			September 30, 2011		September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$2,053	$2,207	N/A	$1,498	$—	$1,799	$—
Real Estate:
Construction, land, and land
development	136	136	N/A	137	2	137	5
1-4 family residential	1,083	1,185	N/A	947	1	1,013	2
Home equity	164	164	N/A	85	1	45	1
Commercial	3,072	4,041	N/A	3,288	2	4,319	53
Consumer and other	11	11	N/A	11	—	12	1
	6,519	7,744	N/A	5,966	6	7,325	62
With an allowance recorded:
Commercial	4,620	4,620	$600	4,657	59	5,670	198
Real Estate:
Construction, land, and land
development	13,228	13,228	1,826	13,344	156	13,682	507
1-4 family residential	282	282	84	282	5	163	10
Home equity	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer and other	42	42	12	42	1	43	2
	18,172	18,172	2,522	18,325	221	19,558	717
Total:
Commercial	6,673	6,827	600	6,155	59	7,469	198
Real Estate:
Construction, land, and land
development	13,364	13,364	1,826	13,481	158	13,819	512
1-4 family residential	1,365	1,467	84	1,229	6	1,176	12
Home equity	164	164	—	85	1	45	1
Commercial	3,072	4,041	—	3,288	2	4,319	53
Consumer and other	53	53	12	53	1	55	3
	$24,691	$25,916	$2,522	$24,291	$227	$26,883	$779

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2,086	$6,270	N/A
Real Estate:
Construction, land, and land development	139	143	N/A
1-4 family residential	836	884	N/A
Home equity	59	59	N/A
Commercial	6,392	6,392	N/A
Consumer and other	14	14	N/A
	9,526	13,762	N/A
With an allowance recorded:
Commercial	7,026	7,026	$1,742
Real Estate:
Construction, land, and land development	14,250	14,250	1,900
1-4 family residential	166	166	25
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	45	45	21
	21,487	21,487	3,688
Total:
Commercial	9,112	13,296	1,742
Real Estate:
Construction, land, and land development	14,389	14,393	1,900
1-4 family residential	1,002	1,050	25
Home equity	59	59	—
Commercial	6,392	6,392	—
Consumer and other	59	59	21
	$31,013	$35,249	$3,688

N/A - Not applicable.

The following table reconciles the balance of nonaccrual loans with impaired loans as of September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Nonaccrual loans	$5,979	$7,945
Troubled debt restructured loans	1,640	4,787
Other impaired loans still accruing interest	17,072	18,281
Total impaired loans	$24,691	$31,013

The balance of impaired loans at September 30, 2011, was comprised of 20 different borrowers, and the balance of impaired loans at December 31, 2010, was comprised of 23 different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2011, and December 31, 2010.

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$—	$—	$1,253	$1,253	$263,735	$264,988	$—
Real estate:
Construction, land, and
land development	60	5,000	70	5,130	108,207	113,337	70
1-4 family residential
first mortgages	123	—	753	876	51,945	52,821	—
Home equity	10	1	—	11	28,888	28,899	—
Commercial	10	1,892	1,724	3,626	396,663	400,289	—
Consumer and other	179	6	—	185	6,355	6,540	—
Total	$382	$6,899	$3,800	$11,081	$855,793	$866,874	$70
Nonaccrual loans included
above	$114	$1,037	$3,730	$4,881	$1,098	$5,979	N/A

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$329	$15	$3,661	$4,005	$306,371	$310,376	$—
Real estate:
Construction, land, and
land development	464	—	60	524	116,077	116,601	—
1-4 family residential
first mortgages	521	—	1,199	1,720	50,040	51,760	198
Home equity	—	—	59	59	26,052	26,111	—
Commercial	254	—	2,679	2,933	369,471	372,404	—
Consumer and other	42	1	—	43	11,471	11,514	—
Total	$1,610	$16	$7,658	$9,284	$879,482	$888,766	$198
Nonaccrual loans included
above	$—	$—	$7,460	$7,460	$485	$7,945	N/A

N/A - Not applicable

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2011, and December 31, 2010.

	September 30, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$232,497	$13,235	$19,256	$—	$264,988
Real estate:
Construction, land, and land development	88,637	2,576	22,124	—	113,337
1-4 family residential first mortgages	49,382	1,606	1,833	—	52,821
Home equity	28,159	394	346	—	28,899
Commercial	378,580	9,148	12,561	—	400,289
Consumer and other	6,408	67	65	—	6,540
Total	$783,663	$27,026	$56,185	$—	$866,874

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$283,239	$5,990	$21,147	$—	$310,376
Real estate:
Construction, land, and land development	88,930	3,722	23,949	—	116,601
1-4 family residential first mortgages	48,152	1,217	2,391	—	51,760
Home equity	25,902	89	120	—	26,111
Commercial	343,869	12,894	15,641	—	372,404
Consumer and other	11,371	82	61	—	11,514
Total	$801,463	$23,994	$63,309	$—	$888,766

All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval and change as circumstances dictate during the term of the loan. The Company utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column, and rating 9 included in the Doubtful column. The Substandard column includes all loans classified as impaired, as well as loans with ratings 7 and 8, which are included in the general evaluation of the allowance for loan losses.

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

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to West Bank's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5 and changes for ratings 6 through 9 are initiated via communications with management. In addition, the West Bank Loan Review Department systematically performs independent reviews of risk ratings. The likelihood of loss increases as the risk rating increases, and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or higher.

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point he or she is not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. For commercial loans, including construction and commercial real estate loans, that income stream consists of the operations of the business. For consumer loans, including 1-4 family residential and home equity loans, that income stream typically consists of wages. The risk of declining collateral values is present for most types of loans. For commercial loans, accounts receivable, fixed assets, and inventory generally comprise the collateral. Accounts receivable can diminish in value if collections are not timely. Fixed assets tend to depreciate over time, inventory can become obsolete, and for all types of loans secured by real estate, it is possible for the value of the real estate to decline.

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

The following tables detail changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$6,026	$3,752	$935	$664	$6,274	$139	$17,790
Charge-offs	(160)	—	(254)	(5)	—	—	(419)
Recoveries	77	2	8	12	—	6	105
Provision (1)	(424)	(108)	217	58	285	(28)	—
Ending balance	$5,519	$3,646	$906	$729	$6,559	$117	$17,476

	Three Months Ended September 30, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$9,316	$4,071	$734	$581	$6,222	$167	$21,091
Charge-offs	(4,151)	—	(73)	(166)	—	(12)	(4,402)
Recoveries	356	—	21	13	—	6	396
Provision (1)	1,550	126	47	206	72	(1)	2,000
Ending balance	$7,071	$4,197	$729	$634	$6,294	$160	$19,085

	Nine months ended September 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,267)	—	(780)	(45)	(298)	(3)	(3,393)
Recoveries	758	2	32	24	1	15	832
Provision (1)	(912)	(143)	1,007	92	1,033	(127)	950
Ending balance	$5,519	$3,646	$906	$729	$6,559	$117	$17,476

	Nine months ended September 30, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,988	$3,260	$649	$654	$6,438	$137	$19,126
Charge-offs	(5,311)	(206)	(216)	(220)	(53)	(79)	(6,085)
Recoveries	563	—	27	13	7	34	644
Provision (1)	3,831	1,143	269	187	(98)	68	5,400
Ending balance	$7,071	$4,197	$729	$634	$6,294	$160	$19,085

(1)	The negative provisions for the various segments are primarily related to the decrease in each of those portfolio segments during the time periods disclosed.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2011, and December 31, 2010.

	September 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$600	$1,826	$84	$—	$—	$12	$2,522
Collectively evaluated for impairment	4,919	1,820	822	729	6,559	105	14,954
Total	$5,519	$3,646	$906	$729	$6,559	$117	$17,476

	December 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,742	$1,900	$25	$—	$—	$21	$3,688
Collectively evaluated for impairment	6,198	1,887	622	658	5,823	211	15,399
Total	$7,940	$3,787	$647	$658	$5,823	$232	$19,087

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2011, and December 31, 2010.

	September 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$6,673	$13,364	$1,365	$164	$3,072	$53	$24,691
Collectively evaluated for impairment	258,315	99,973	51,456	28,735	397,217	6,487	842,183
Total	$264,988	$113,337	$52,821	$28,899	$400,289	$6,540	$866,874

	December 31, 2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$9,112	$14,389	$1,002	$59	$6,392	$59	$31,013
Collectively evaluated for impairment	301,264	102,212	50,758	26,052	366,012	11,455	857,753
Total	$310,376	$116,601	$51,760	$26,111	$372,404	$11,514	$888,766

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2011, and December 31, 2010.

	September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$13,062	$—	$13,062	$—
State and political subdivisions	54,585	—	54,585	—
Mortgage-backed securities	171,055	—	171,055	—
Trust preferred securities	2,097	—	740	1,357
Corporate notes and other investments	6,206	5,397	809	—
Total	$247,005	$5,397	$240,251	$1,357

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$47,798	$—	$47,798	$—
State and political subdivisions	59,137	—	59,137	—
Mortgage-backed securities	141,220	—	141,220	—
Trust preferred securities	1,976	—	637	1,339
Corporate notes and other investments	6,195	5,280	915	—
Total	$256,326	$5,280	$249,707	$1,339

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,582	$1,659	$1,339	$1,136
Transfer into level 3	—	—	—	625
Total gains or (losses):
Included in earnings	(22)	(117)	(22)	(305)
Included in other comprehensive income	(203)	109	40	195
Sale of security	—	(438)	—	(438)
Principal payments	—	—	—	—
Ending balance	$1,357	$1,213	$1,357	$1,213

The ending balances in the previous table include one pooled TPS valued at $1,357 as of September 30, 2011.  See Note 3 above for a detailed discussion of the valuation of that security.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of September 30, 2011, and December 31, 2010.

	September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$15,650	$—	$—	$15,650
Other real estate owned	12,402	—	—	12,402
Total	$28,052	$—	$—	$28,052

	December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$17,799	$—	$—	$17,799
Other real estate owned	19,193	—	—	19,193
Total	$36,992	$—	$—	$36,992

Loans in the tables above consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate or business assets such as equipment, inventory, or accounts receivable. Fair value is determined by appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consist of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property, less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

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

The following table includes the carrying amounts and approximate fair values as of September 30, 2011, and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$44,851	$44,851	$20,069	$20,069
Federal funds sold and other short-term investments	7,922	7,922	67,885	67,885
Securities available for sale	247,005	247,005	256,326	256,326
Federal Home Loan Bank stock	11,423	11,423	11,211	11,211
Loans held for sale	3,416	3,457	4,452	4,452
Loans, net	849,139	860,407	869,562	873,568
Accrued interest receivable	4,368	4,368	4,959	4,959
Financial liabilities:
Deposits	918,539	921,572	972,072	975,197
Federal funds purchased and securities sold under
agreements to repurchase	53,203	53,203	52,095	52,095
Other short-term borrowings	1,445	1,445	2,914	2,914
Accrued interest payable	623	623	1,200	1,200
Subordinated notes	20,619	10,576	20,619	10,853
Federal Home Loan Bank advances	105,000	115,215	105,000	108,449
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

6.  Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  The remaining unaccreted discount on preferred stock was recognized at June 29, 2011, when the preferred stock was redeemed. The related outstanding common stock warrant was repurchased on August 31, 2011, for $700,000. Diluted earnings per common share reflect the potential dilution that could occur if the Company's previously outstanding stock warrant was exercised and converted into common stock. The dilutive effect was computed using the treasury stock method, which assumes all outstanding warrants were exercised.   The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010, is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,083	$3,941	$11,536	$9,883
Preferred stock dividends	—	(450)	(895)	(1,350)
Preferred stock discount accretion	—	(122)	(1,492)	(363)
Net income available to common stockholders	$3,083	$3,369	$9,149	$8,170

Weighted average common shares outstanding	17,404	17,404	17,404	17,404
Common stock warrant*	—	—	—	—
Diluted weighted average common shares outstanding	17,404	17,404	17,404	17,404

Basic earnings per common share	$0.18	$0.19	$0.53	$0.47
Diluted earnings per common share	$0.18	$0.19	$0.53	$0.47

*The average closing price of the Company's common stock for the three and nine months ended September 30, 2011, was $8.83, and $7.99, respectively, and was $6.37 and $6.52 for the three and nine months ended September 30, 2010.  These average closing prices were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive during the period it was outstanding.

7.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of OTTI securities.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2011 and 2010.

	Noncredit-related
	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Other
	on Securities	on Securities	Comprehensive
	with OTTI	without OTTI	Income (Loss)
Balance, December 31, 2010	$(1,943)	$(704)	$(2,647)
Current period other comprehensive income	25	3,474	3,499
Balance, September 30, 2011	$(1,918)	$2,770	$852

Balance, December 31, 2009	$(2,142)	$(2,169)	$(4,311)
Current period other comprehensive income	121	3,468	3,589
Balance, September 30, 2010	$(2,021)	$1,299	$(722)

The following tables show the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Before Tax	Tax Expense	Net of Tax	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized noncredit-related gains
(losses) on securities with OTTI:
Unrealized holding gains (losses)	$(225)	$85	$(140)	$18	$(7)	$11
arising during period
Less: reclassification adjustment	22	(8)	14	22	(8)	14
for net losses realized in net income
Net unrealized holding gains	(203)	77	(126)	40	(15)	25
(losses) for securities with other
than temporary impairment
Unrealized gains on securities
without OTTI:
Unrealized holding gains	902	(343)	559	5,604	(2,130)	3,474
arising during the period
Less: reclassification adjustment	—	—	—	—	—	—
for net (gains) losses realized in
net income
Net unrealized gains	902	(343)	559	5,604	(2,130)	3,474
Other comprehensive income	$699	$(266)	$433	$5,644	$(2,145)	$3,499

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Before Tax	Tax Expense	Net of Tax	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized noncredit-related gains
(losses) on securities with OTTI:
Unrealized holding gains (losses)	$(8)	$3	$(5)	$78	$(30)	$48
arising during period
Less: reclassification adjustment	117	(44)	73	117	(44)	73
for net losses realized in net income
Net unrealized holding gains	109	(41)	68	195	(74)	121
for securities with other
than temporary impairment
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising	2,594	(986)	1,608	5,459	(2,075)	3,384
during period
Less: reclassification adjustment	(16)	6	(10)	(53)	20	(33)
for net gains realized in
net income
Less: reclassification adjustment	—	—	—	188	(71)	117
for impairment losses realized in
net income
Net unrealized gains	2,578	(980)	1,598	5,594	(2,126)	3,468
Other comprehensive income	$2,687	$(1,021)	$1,666	$5,789	$(2,200)	$3,589

8.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Allowance for loan losses	$6,641	$7,253
Intangibles	2,076	2,265
Net unrealized (gains) losses on securities available for sale	(522)	1,623
Investment security impairment	—	291
Other real estate owned	1,162	870
Alternative minimum tax credit and other credits	13	21
State net operating loss carryforward	417	381
Capital loss carryforward	4,149	3,703
Net deferred loan fees and costs	(253)	(255)
Premises and equipment	(543)	(493)
Loans	(678)	(559)
Other	353	439
Net deferred tax assets before valuation allowance	12,815	15,539
Valuation allowance	(4,566)	(4,375)
Net deferred tax assets	$8,249	$11,164

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

9.  Commitments and Contingencies.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of September 30, 2011, and December 31, 2010, consisted of the following approximate amounts.

	September 30, 2011	December 31, 2010
Commitments to extend credit	$229,046	$202,043
Standby letters of credit	10,396	14,709
	$239,442	$216,752

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 29, 2012.  At September 30, 2011, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $243.

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank card transactions are impermissible finance charges under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment violated its duties of good faith under the Iowa Uniform Commercial Code and Consumer Credit Code. West Bank believes the allegations in the lawsuit are factually and legally inaccurate. West Bank is vigorously defending this litigation. The Company believes that the likelihood of a loss as a result of this lawsuit is “reasonably possible” for disclosure purposes (i.e., greater than “remote” but less than “probable”). The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability and class certification. Even if legal liability is established under some theory, which West Bank believes would be improper under existing Iowa law, the amount of each plaintiff's damage claim would likely require individual determination due to the potential applicability of different offsets or credits.

In the normal course of business, the Company and West Bank are involved in various other legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands, except per share amounts)

OVERVIEW

The following sections include management's description of the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity) and the Company's financial condition at the end of third quarter 2011.  Results of operations for the three and nine months ended September 30, 2011, are compared to the results for the same periods in 2010, and the consolidated financial condition of the Company as of September 30, 2011, is compared to balances as of December 31, 2010.

Net income for the third quarter of 2011 was $3,083, a 21.8 percent decline compared to third quarter 2010 net income of $3,941. Total net income available to common stockholders was $3,083 for the third quarter of 2011 compared to $3,369 for the third quarter of 2010. The third quarter of 2011 did not include preferred stock dividends or accretion since all of the preferred stock was redeemed on June 29, 2011. The third quarter of 2010 included $572 of preferred stock dividends and accretion.

Total basic and diluted earnings per common share were $0.18 and $0.19 for the third quarter of 2011 and 2010 respectively. The Company's annualized returns on average equity and average assets for the quarter ended September 30, 2011, were 10.12 and 0.97 percent, respectively, compared to 10.89 and 1.03 percent, respectively, for the quarter ended September 30, 2010.

The provision for loan losses was $0 for the third quarter of 2011 compared to $2,000 in the same quarter of 2010. The third quarter 2011 provision for loan losses of $0 was determined after performing the regular quarterly analysis of the adequacy of the allowance for loan losses. Compared to a year ago, both nonperforming assets and net charge-offs are significantly lower. As of September 30, 2011, the allowance for loan losses was 2.02 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

Noninterest income declined $874 compared to the third quarter of 2010 primarily due to the elimination of the service fee from SmartyPig, LLC and a gain from bank owned life insurance in the third quarter of 2010, while there was no such gain in the current quarter. Noninterest expense was $1,737 higher in the third quarter of 2011 than in 2010 mostly due to other real estate owned write-downs and expenses that were $1,653 higher than in third quarter of 2010.

Net income available to common stockholders for the nine months ended September 30, 2011, was $9,149 compared to $8,170 for the nine months ended September 30, 2010. Total basic and diluted earnings per common share were $0.53 and $0.47, respectively.  The Company's annualized return on average equity and return on average assets for the nine months ended September 30, 2011, were 11.03 and 1.19 percent, respectively, compared to 9.50 and 0.82 percent, respectively, for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, net interest income increased $121 over the prior year period, while the net interest margin improved to 3.61 percent from 2.92 percent. The improvement in the net interest margin was primarily the result of the transfer of the SmartyPig deposits to another financial institution which significantly lowered the cost of deposits. The improvement in net interest income was less than the magnitude of the improvement in the net interest margin because the volume of earning assets was significantly lower.

The $979 improvement in year-to-date net income available to common stockholders was primarily due to the $4,450 decline in provision for loan losses. In addition, a $1,169 decline in FDIC insurance expense was offset by a $1,418 increase in salaries and employee benefits due to a larger work force and higher accruals for bonuses and higher benefit costs. Miscellaneous losses were $1,055 lower primarily due to writing off the Company's investment in a renewable energy closed-end fund in 2010. On a year-to-date basis, other real estate owned expense was $1,273 higher than a year ago and service fee income from SmartyPig was $1,314 lower.

The level of nonperforming assets continued to improve during the first nine months of 2011. Total nonperforming assets declined $12,014, with all categories except investment securities showing improvement. Nonaccrual investment securities increased due to an increase in the fair value of the one security in this category.

During the first nine months of 2011, total loans outstanding declined $22,034. However, loans increased $28,539 during the third quarter. Management believes the loan portfolio will continue to grow as the economy improves and West Bank attracts new customers. The allowance for loan losses as a percentage of loans outstanding as of September 30, 2011, was 2.02 percent compared to 2.15 percent as of December 31, 2010.

At its meeting on October 26, 2011, the Board of Directors declared a quarterly dividend on its common stock of $0.07 per share. The dividend is payable on November 29, 2011, to shareholders of record on November 7, 2011. This is an increase of $0.02 per share, or 40 percent, over the prior quarterly dividend.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2011, compared with the same periods in 2010.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Net income	$3,083	$3,941	$(858)	(21.8)%	$11,536	$9,883	$1,653	16.7%
Net income available to
common shareholders	3,083	3,369	(286)	(8.5)%	9,149	8,170	979	12.0%
Average assets	1,262,856	1,520,657	(257,801)	(17.0)%	1,295,869	1,604,393	(308,524)	(19.2)%
Average stockholders'
equity	120,812	143,548	(22,736)	(15.8)%	139,874	139,128	746	0.5%

Return on average assets	0.97%	1.03%	(0.06)%		1.19%	0.82%	0.37%
Return on average equity	10.12%	10.89%	(0.77)%		11.03%	9.50%	1.53%
Efficiency ratio	51.17%	45.86%	5.31%		48.51%	47.82%	0.69%
Dividend payout ratio	28.22%	NM	NM		19.02%	NM	NM
Average equity to
average assets ratio	9.57%	9.44%	0.13%		10.79%	8.67%	2.12%
Equity to assets ratio
- end of period					9.88%	10.76%	(0.88)%
Tangible common equity
ratio - end of period					9.87%	8.20%	1.67%

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains and net impairment losses) plus tax-equivalent net interest income.

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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2011	2010	Change	Change- %	2011	2010	Change	Change- %	2011	2010	Change
Interest-earning assets:
Loans:
Commercial	$260,856	$336,771	$(75,915)	(22.54)%	$3,259	$4,217	$(958)	(22.72)%	4.96%	4.97%	(0.01)%
Real estate	579,747	610,305	(30,558)	(5.01)%	8,528	9,137	(609)	(6.67)%	5.84%	5.94%	(0.10)%
Consumer and other	6,678	10,289	(3,611)	(35.10)%	87	128	(41)	(32.03)%	5.17%	4.94%	0.23%
Total loans	847,281	957,365	(110,084)	(11.50)%	11,874	13,482	(1,608)	(11.93)%	5.56%	5.59%	(0.03)%

Investment securities:
Taxable	208,919	219,876	(10,957)	(4.98)%	1,043	1,058	(15)	(1.42)%	2.00%	1.92%	0.08%
Tax-exempt	53,774	69,200	(15,426)	(22.29)%	821	1,078	(257)	(23.84)%	6.11%	6.23%	(0.12)%
Total investment securities	262,693	289,076	(26,383)	(9.13)%	1,864	2,136	(272)	(12.73)%	2.84%	2.96%	(0.12)%

Federal funds sold and
short-term investments	67,221	176,443	(109,222)	(61.90)%	43	116	(73)	(62.93)%	0.25%	0.26%	(0.01)%
Total interest-earning assets	$1,177,195	$1,422,884	$(245,689)	(17.27)%	13,781	15,734	(1,953)	(12.41)%	4.64%	4.39%	0.25%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$459,302	$481,096	$(21,794)	(4.53)%	755	1,196	(441)	(36.87)%	0.65%	0.99%	(0.34)%
Time deposits	232,096	473,831	(241,735)	(51.02)%	980	1,838	(858)	(46.68)%	1.68%	1.54%	0.14%
Total deposits	691,398	954,927	(263,529)	(27.60)%	1,735	3,034	(1,299)	(42.81)%	1.00%	1.26%	(0.26)%
Other borrowed funds	186,433	181,558	4,875	2.69%	1,249	1,453	(204)	(14.04)%	2.66%	3.18%	(0.52)%
Total interest-bearing
liabilities	$877,831	$1,136,485	$(258,654)	(22.76)%	2,984	4,487	(1,503)	(33.50)%	1.35%	1.57%	(0.22)%

Tax-equivalent net interest income					$10,797	$11,247	$(450)	(4.00)%
Net interest spread									3.29%	2.82%	0.47%
Net interest margin									3.64%	3.14%	0.50%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2011	2010	Change	Change- %	2011	2010	Change	Change- %	2011	2010	Change
Interest-earning assets:
Loans:
Commercial	$268,656	$344,963	$(76,307)	(22.12)%	$10,126	$12,821	$(2,695)	(21.02)%	5.04%	4.97%	0.07%
Real estate	574,053	624,386	(50,333)	(8.06)%	25,248	27,904	(2,656)	(9.52)%	5.88%	5.98%	(0.10)%
Consumer and other	7,567	10,534	(2,967)	(28.17)%	300	396	(96)	(24.24)%	5.30%	5.03%	0.27%
Total loans	850,276	979,883	(129,607)	(13.23)%	35,674	41,121	(5,447)	(13.25)%	5.61%	5.61%	—%

Investment securities:
Taxable	213,161	236,126	(22,965)	(9.73)%	3,283	3,307	(24)	(0.73)%	2.05%	1.87%	0.18%
Tax-exempt	55,041	77,006	(21,965)	(28.52)%	2,579	3,592	(1,013)	(28.20)%	6.25%	6.22%	0.03%
Total investment securities	268,202	313,132	(44,930)	(14.35)%	5,862	6,899	(1,037)	(15.03)%	2.91%	2.94%	(0.03)%

Federal funds sold and short-
term investments	89,781	212,685	(122,904)	(57.79)%	170	446	(276)	(61.88)%	0.25%	0.28%	(0.03)%
Total interest-earning assets	$1,208,259	$1,505,700	$(297,441)	(19.75)%	41,706	48,466	(6,760)	(13.95)%	4.61%	4.30%	0.31%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$467,229	$598,825	$(131,596)	(21.98)%	2,172	5,394	(3,222)	(59.73)%	0.62%	1.20%	(0.58)%
Time deposits	245,444	443,342	(197,898)	(44.64)%	3,171	5,653	(2,482)	(43.91)%	1.73%	1.70%	0.03%
Total deposits	712,673	1,042,167	(329,494)	(31.62)%	5,343	11,047	(5,704)	(51.63)%	1.00%	1.42%	(0.42)%
Other borrowed funds	189,201	193,827	(4,626)	(2.39)%	3,719	4,556	(837)	(18.37)%	2.63%	3.14%	(0.51)%
Total interest-bearing
liabilities	$901,874	$1,235,994	$(334,120)	(27.03)%	9,062	15,603	(6,541)	(41.92)%	1.34%	1.69%	(0.35)%

Tax-equivalent net interest income					$32,644	$32,863	$(219)	(0.67)%
Net interest spread									3.27%	2.61%	0.66%
Net interest margin									3.61%	2.92%	0.69%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets, and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended September 30, 2011, increased 50 basis points to 3.64 percent compared to the three months ended September 30, 2010.  The increase from the prior year was primarily due to the change in the mix of interest-earning assets and a reduction in interest paid on the Company's trust preferred security, which is included in the other borrowed funds category.

For the nine months ended September 30, 2011, the net interest margin increased 69 basis points to 3.61 percent compared to the nine months ended September 30, 2010. Tax-equivalent net interest income for the nine months ended September 30, 2011, declined $219 as interest income on interest-earning assets declined more than interest expense on interest-bearing liabilities. Management believes the net interest margin will remain relatively stable in the last quarter of 2011.

The average yield on loans held steady, while the average volume for the first nine months of 2011 declined by 13 percent, which resulted in interest income on loans falling by $5,447 on a year-to-date basis.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company's market areas remains competitive, while the volume of new loans increased during the second and third quarters of 2011 as West Bank lenders are focusing on developing new customer relationships.

For the first nine months of 2011, the average balance of investment securities was $44,930 lower than in the first nine months of 2010, while the yield declined 3 basis points.  The slight increase in yield for taxable securities was caused by investing in mortgage-backed securities which have higher rates. No investment securities were sold during the first nine months of 2011.

The average rate paid on deposits for the first nine months of 2011 declined to 1.00 percent from 1.42 percent for the same period last year.  The combination of a decline in average balances and lower market rates caused interest expense to decline by $5,704.  The average amount of savings account balances declined significantly, primarily due to the transfer of approximately $208,000 of SmartyPig® related deposits to another institution in July 2010. The average balance of time deposits declined $197,898 in the first nine months of 2011 compared to the same time period in 2010, as the low rate environment has discouraged customers from reinvesting at current rates.

The average rate paid on other borrowings declined by 51 basis points compared to the first nine months of 2010.  The decline was primarily caused by the rate on the Company's subordinated notes changing to a variable rate tied to LIBOR, effective October 1, 2010. The rate during the first nine months of 2011 was 3.45 percent compared to 7.14 percent for the first nine months of 2010.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing the allowance include the financial conditions of the Company's borrowers, the value and adequacy of loan collateral, the condition of the local economy, the condition of the specific industries of the borrowers, the levels and trends of loans by segment, and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by West Bank's Board of Directors.  This evaluation focuses on factors such as specific loan reviews, loan growth, changes in the components of the loan portfolio given the current and forecast economic conditions, and historical loss experience.  The Company's concentration risks include geographic concentration in Central Iowa.  The local economy is comprised primarily of service industries and state and county governments. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; or other factors, including whether the loan has other special or unusual characteristics that suggest additional monitoring is warranted.

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or later acquired information.  Furthermore, changes in future economic activity are always uncertain.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Those agencies may require West Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The Company's policy is to charge off loans when in management's opinion the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses by segment for the three and nine months ended September 30, 2011 and 2010, including amounts of loans charged off, recoveries, additions to the allowance charged to income, and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Balance at beginning of period	$17,790	$21,091	$(3,301)	$19,087	$19,126	$(39)
Charge-offs	(419)	(4,402)	3,983	(3,393)	(6,085)	2,692
Recoveries	105	396	(291)	832	644	188
Net charge-offs	(314)	(4,006)	3,692	(2,561)	(5,441)	2,880
Provision for loan losses charged to
operations	—	2,000	(2,000)	950	5,400	(4,450)
Balance at end of period	$17,476	$19,085	$(1,609)	$17,476	$19,085	$(1,609)

Average loans outstanding	$847,281	$957,365		$850,276	$979,883

Ratio of net charge-offs during the period to
average loans outstanding	0.15%	1.67%		0.40%	0.74%

Ratio of allowance for loan losses to
average loans outstanding	2.06%	1.99%		2.06%	1.95%

The allowance for loan losses represented 227.29 percent of nonperforming loans at September 30, 2011, compared to 147.62 percent at December 31, 2010. The 2011 year-to-date provision was $4,450 lower than in 2010.  The most significant charge-offs in the first nine months of 2011 included six commercial loans ($1,864), one commercial real estate loan ($201), and two residential loans ($330). The Company had established a specific reserve for one of the commercial charge-offs ($969) in a previous year.

The Company has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  The Company's typical commercial borrower is a small or medium-sized, privately-owned Iowa business person or entity.  The Company's commercial loans typically have greater credit risks than residential mortgage or consumer loans, because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks, because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans due to reduced cash flows and the value of their pledged assets may decrease rapidly and significantly.

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended September 30,
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$864	$867	$(3)	(0.35)%
Debit card usage fees	368	338	30	8.88%
Service fee from SmartyPig, LLC	—	253	(253)	(100.00)%
Trust services	175	210	(35)	(16.67)%
Gains and fees on sales of residential mortgages	358	571	(213)	(37.30)%
Increase in cash value of bank-owned life insurance	223	220	3	1.36%
Gain from bank-owned life insurance	—	420	(420)	(100.00)%
Other:
Letter of credit fees	18	23	(5)	(21.74)%
Gain from sales of other assets	55	—	55	N/A
All other	172	205	(33)	(16.10)%
Total other	245	228	17	7.46%
Total noninterest income	$2,233	$3,107	$(874)	(28.13)%

	Nine Months Ended September 30,
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$2,419	$2,525	$(106)	(4.20)%
Debit card usage fees	1,093	994	99	9.96%
Service fee from SmartyPig, LLC	—	1,314	(1,314)	(100.00)%
Trust services	601	616	(15)	(2.44)%
Gains and fees on sales of residential mortgages	814	1,044	(230)	(22.03)%
Increase in cash value of bank-owned life insurance	667	664	3	0.45%
Gain from bank-owned life insurance	637	420	217	51.67%
Other:
Letter of credit fees	60	95	(35)	(36.84)%
Gain from sales of other assets	112	—	112	N/A
All other	617	626	(9)	(1.44)%
Total other	789	721	68	9.43%
Total noninterest income	$7,020	$8,298	$(1,278)	(15.40)%

Year-to-date service charges on deposit accounts declined due to a reduction in overdraft and return check charges.

Debit card usage fees continued to show positive growth in the first nine months of 2011 as customers with Reward Me Checking and other checking products continue to expand the use of this convenient payment method.  We expect these fees to decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the current market-driven levels. While financial institutions with less than ten billion dollars in assets are exempt from the cap, industry groups believe the price controls will have a negative impact on community banks over time. An effort is underway in Congress to overturn this portion of the enacted legislation.

The service fee from SmartyPig, LLC was established to compensate the Company for maintaining the rate paid on the SmartyPig® related savings deposits at a rate that exceeded other internet-based savings accounts.  This fee was discontinued in the third quarter of 2010 when these deposits were transferred to another bank.

The volume of originations of residential mortgages sold into the secondary market during the first nine months of 2011 declined to $37,937 from $50,305 for the same time period in 2010, while revenue declined 22 percent on a year-to-date basis.  The volume of refinancing picked up in the third quarter and is expected to remain strong through the end of 2011 as residential mortgage rates have declined to a historic low level. Home sales in the Company's market areas remain slow, but have started to improve compared to the last two years.  The Company believes 2011 fourth quarter fees will be at or above the level for the third quarter.

Gain from bank-owned life insurance occurred due to the deaths of a bank officer in each year. Letter of credit fees have declined compared to the prior year due to a lower demand for this service. Gains from sales of other assets included a gain on sale of a foreclosed asset in the first quarter of 2011 and the sale of an interest in a partnership in the third quarter of 2011.

Investment Securities Gains (Losses)

No investment securities were sold during the nine months ended September 30, 2011. As of September 30, 2011, the Company held one pooled trust preferred security (TPS) it considered to be other than temporarily impaired (OTTI). As a result of the quarterly valuations of this security, credit losses of $22 and $117 were recognized in the third quarters of 2011 and 2010, respectively. During the second quarter of 2010, a single-issuer TPS was determined to be OTTI and an impairment charge of $188 was recognized.

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended September 30,
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$3,373	$2,813	$560	19.91%
Occupancy	841	806	35	4.34%
Data processing	500	464	36	7.76%
FDIC insurance expense	216	835	(619)	(74.13)%
Other real estate owned expense	1,650	(3)	1,653	NM
Professional fees	297	230	67	29.13%
Miscellaneous losses	102	220	(118)	(53.64)%
Other:
Marketing	63	119	(56)	(47.06)%
Business development	84	54	30	55.56%
Consulting fees	98	62	36	58.06%
Director fees	97	86	11	12.79%
Insurance expense	85	94	(9)	(9.57)%
Bank service charges and fees	121	134	(13)	(9.70)%
Deposit operations expense	102	100	2	2.00%
Contributions	88	38	50	131.58%
All other	601	529	72	13.61%
Total other	1,339	1,216	123	10.12%
Total noninterest expense	$8,318	$6,581	$1,737	26.39%

	Nine Months Ended September 30,
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$9,598	$8,180	$1,418	17.33%
Occupancy	2,478	2,403	75	3.12%
Data processing	1,430	1,366	64	4.69%
FDIC insurance expense	1,111	2,280	(1,169)	(51.27)%
Other real estate owned expense	1,930	657	1,273	193.76%
Professional fees	756	704	52	7.39%
Miscellaneous losses	153	1,208	(1,055)	(87.33)%
Other:
Marketing	201	311	(110)	(35.37)%
Business development	247	170	77	45.29%
Consulting fees	198	185	13	7.03%
Director fees	287	260	27	10.38%
Insurance expense	268	289	(21)	(7.27)%
Bank service charges and fees	380	430	(50)	(11.63)%
Deposit operations expense	195	290	(95)	(32.76)%
Contributions	213	113	100	88.50%
All other	1,725	1,497	228	15.23%
Total other	3,714	3,545	169	4.77%
Total noninterest expense	$21,170	$20,343	$827	4.07%

NM - Not meaningful.

The increase in salaries and benefits for the third quarter and year-to-date 2011 consisted of salary and payroll taxes for new staff members, higher bonus accruals, and higher benefit costs. The benefit cost increases were primarily for health insurance and 401(k) plan expenses.

Third quarter and year-to-date FDIC insurance expense declined for three reasons. The first was the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. The second was an upgrade in West Bank's regulatory risk classification on June 3, 2011, and the third was the elimination of separate fees for the FDIC's Transaction Account Guarantee Program.  FDIC insurance expense is projected to hold steady in future quarters.

Other real estate owned expense in the third quarter and year-to-date 2011 included $1,718 and $2,211, respectively, of write-downs due to updated appraisals on several properties. Included in the third quarter amount was one write-down of $1,350 on one particular holding. The write-down represented a 30 percent reduction in carrying value since the previous appraisal. The Company's practice is to obtain updated appraisals at least annually. In the current economic environment, values of foreclosed properties tend to decline as the holding period continues. The Company is actively involved in marketing its other real estate owned properties.

Miscellaneous losses declined year-over-year as 2010 expense included the total impairment of the Company's investment in a renewable energy closed-end fund.

Marketing expense for 2011 compared to 2010 declined due to reduced advertising.  Business development costs increased as a result of additional efforts to retain existing customers and acquire new ones. Consulting fees increased year over year because the Company hired a financial advisor to assist with strategic planning.

Deposit operations expense has declined significantly as costs associated with the SmartyPig® savings program have been eliminated. Management expects these costs will decline further as changes are made to demand deposit account products.

Contributions expense increased as a portion of the bank-owned life insurance proceeds have been donated to the West Bancorporation Foundation. Year-to-date other expenses increased 15.23 percent as a result of certain one-time expenditures primarily in the first quarter.

Income Tax Expense

The Company recorded income tax expense of $1,135 (26.9%) and $4,557 (28.3%), respectively, for the three and nine months ended September 30, 2011, compared with $1,181 (23.1%) and $3,514 (26.2%), respectively, for the three and nine months ended September 30, 2010.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and gain on life insurance proceeds. The effective tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period.

FINANCIAL CONDITION

Total assets declined to $1,226,599 as of September 30, 2011, compared to $1,305,463 on December 31, 2010.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale declined $9,321 from December 31, 2010, to $247,005 at September 30, 2011.  The reduction was due to calls, maturities and paydowns on mortgage-backed securities exceeding purchases.

As of September 30, 2011, the available for sale investment securities portfolio consists of approximately 5 percent U.S. government agency securities, 22 percent municipal securities, 69 percent government agency-issued mortgage-backed securities, and 4 percent corporate securities and TPSs.

At September 30, 2011, the most significant risk of a future impairment charge relates to the Company's investment in two TPSs.  As of September 30, 2011, two TPSs with a cost basis of $6,180 were valued at $2,097.  Management has concluded that the pooled TPS, ALESCO Preferred Funding X, Ltd., is considered to be OTTI.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at September 30, 2011, has already been recorded against equity.  The Company owns one other TPS through West Bank's investment portfolio.  This security is issued by Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company.  Heartland, according to the most recently available public information, is well-capitalized and profitable.  While the market value for this security is approximately 43 percent of West Bank's cost, management believes West Bank will receive its entire principal and interest over the life of this security.

Loans and Nonperforming Assets

Loans outstanding declined $22,034 from December 31, 2010, to September 30, 2011, but increased $28,539 during the third quarter of 2011.  The reduction was primarily attributable to commercial loan payoffs exceeding advances on new loans. Management believes the loan portfolio will continue to grow through the end of 2011 as the economy slowly improves and the Company attracts new customers.

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items.

	September 30, 2011	December 31, 2010	Change
Nonaccrual loans	$5,979	$7,945	$(1,966)
Loans past due 90 days and still accruing interest	70	198	(128)
Troubled debt restructured loans (1)	1,640	4,787	(3,147)
Total nonperforming loans	7,689	12,930	(5,241)
Other real estate owned	12,402	19,193	(6,791)
Nonaccrual investment securities	1,357	1,339	18
Total nonperforming assets	$21,448	$33,462	$(12,014)

Nonperforming loans to total loans	0.89%	1.46%	(0.57)%
Nonperforming assets to total assets	1.75%	2.56%	(0.81)%

(1)	While trouble debt restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance.

The following tables set forth the activity within each category of nonperforming loans and assets for the nine months ended September 30, 2011 and 2010, respectively.

	Nine months ended September 30, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities		Total Nonperforming Assets
Balance at beginning
of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339		$33,462
Increase in fair market value	—	—	—	—	—	18		18
Additions	2,861	1,537	391	4,789	713	—		5,502
Transfers:
Past due to nonaccrual	238	(238)	—	—	—	—		—
Troubled debt to nonaccrual	114	—	(114)	—	—	—	—	—
Nonaccrual to troubled debt	(171)	—	171	—	—	—		—
Nonaccrual to OREO	(869)	—	—	(869)	869	—		—
Upgrade in classification	—	(555)	(3,444)	(3,999)	—	—		(3,999)
Sales	—	—	—	—	(5,939)	—		(5,939)
Subsequent write-downs/
impairment	(2,258)	(95)	—	(2,353)	(2,434)	—		(4,787)
Payments	(1,881)	(777)	(151)	(2,809)	—	—		(2,809)
Balance at end of period	$5,979	$70	$1,640	$7,689	$12,402	$1,357		$21,448

	Nine months ended September 30, 2010
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	—	—	—	—	—	195	195
Additions	4,667	2,828	5,109	12,604	5,159	625	18,388
Transfers:
Past due to nonaccrual	1,738	(1,738)	—	—	—	—	—
Troubled debt to nonaccrual	2,891	—	(2,891)	—	—	—	—
Troubled debt to past due	—	13	(13)	—	—	—	—
Nonaccrual to OREO	(1,372)	—	—	(1,372)	1,372	—	—
Upgrade in classification	(712)	(1,914)	(9,610)	(12,236)	—	—	(12,236)
Sales	—	—	—	—	(11,479)	(584)	(12,063)
Subsequent write-downs/
impairment	(5,465)	(8)	—	(5,473)	(662)	(305)	(6,440)
Payments	(2,845)	(331)	(218)	(3,394)	—	—	(3,394)
Balance at end of period	$11,252	$—	$5,194	$16,446	$19,740	$1,213	$37,399

Total nonperforming assets have declined 35.9 percent since the end of 2010 and have declined 42.7 percent since September 30, 2010.  As indicated in the tables above, the decline in nonperforming assets is spread across all nonperforming categories, except investment securities.  During the last year, management's highest priority has been monitoring and eliminating nonperforming assets.

The following table provides the composition of other real estate owned as of September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Construction, land development, and other land	$10,000	$12,953
1-4 family residential properties	590	1,038
Multifamily	450	1,374
Commercial properties	1,362	3,828
	$12,402	$19,193

The Company is actively marketing the assets referenced in the table above.  Demand for commercial real estate and development land is weak.  Valuations of other real estate owned are updated by management at least annually so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of September 30, 2011, the construction and land development category includes four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family properties consist of three homes in the Des Moines area and one home in Minnesota. The multifamily category consists of one apartment building in the Des Moines area.  The commercial properties consist of two commercial facilities in the Des Moines area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 5 to the financial statements.

Deposits

Total deposits as of September 30, 2011, declined 5.5 percent to $918,539 compared to December 31, 2010.  The decline is due to reductions in savings and certificates of deposit as customers appear to be looking for alternative investments in the current low rate environment.  Offsetting these declines were increases in demand deposit accounts compared to the end of 2010.

Borrowings

There were minimal changes in the borrowing categories of the balance sheet.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $52,773 as of September 30, 2011, compared with $87,954 as of December 31, 2010.  West Bank had additional borrowing capacity available from the FHLB of approximately $44,000 at September 30, 2011.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured federal funds lines of credit and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of September 30, 2011.  Net cash from operating activities contributed $20,615 and $16,793 to liquidity for the nine months ended September 30, 2011 and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided strong liquidity for the Company at September 30, 2011.

The Company's total stockholders' equity declined to $121,136 at September 30, 2011, from $145,436 at December 31, 2010.  Total equity declined primarily due to the June 29, 2011, redemption of all $36,000 of the Company's preferred stock held by the U.S. Treasury, and the repurchase of the related common stock warrant on August 31, 2011, for $700.  At September 30, 2011, stockholders' equity was 9.88 percent of total assets compared to 11.14 percent as of December 31, 2010.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2011.  Prompt corrective action provisions are not applicable to the Company.

As of September 30, 2011, the most recent notification from regulatory agencies categorized West Bank as well-capitalized under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that management believes have changed West Bank's category.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$152,642	15.5%	$78,875	8.0%	n/a	n/a
West Bank	136,272	14.3%	76,179	8.0%	$95,223	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	140,254	14.2%	39,438	4.0%	n/a	n/a
West Bank	124,300	13.1%	38,089	4.0%	57,134	6.0%

Tier I Capital (to Average Assets)
Consolidated	140,254	11.1%	50,470	4.0%	n/a	n/a
West Bank	124,300	10.0%	49,749	4.0%	62,186	5.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$180,443	17.7%	$81,620	8.0%	n/a	n/a
West Bank	162,713	16.5%	78,684	8.0%	$98,355	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	167,612	16.4%	40,810	4.0%	n/a	n/a
West Bank	150,335	15.3%	39,342	4.0%	59,013	6.0%

Tier I Capital (to Average Assets)
Consolidated	167,612	11.8%	56,979	4.0%	n/a	n/a
West Bank	150,335	10.7%	56,333	4.0%	70,416	5.0%

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2011, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2010.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2011 changed when compared to 2010.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the third quarter 2011 in the litigation described in previous reports and involving nonsufficient funds fees. The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

Item 1A.  Risk Factors

Management believes three of the risk factors disclosed in the 2010 Form 10-K filed with the SEC on March 11, 2011, have materially changed since that date. All three of the changes reduce the risks previously disclosed. The first improvement was the termination on June 3, 2011, of the April 2010 memorandum of understanding (MOU) between West Bank and the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Company. The termination of the MOU removed a requirement to obtain prior approval from the IDOB for payment of certain dividends to the Company and to maintain capital ratios in excess of ordinary regulatory standards. In addition, the Federal Reserve Bank of Chicago no longer requires the Company to request prior approval before: (1) declaring a common stock dividend, (2) increasing debt or issuing trust preferred securities, or (3) redeeming Company stock. The second improvement was the conclusion of the Company's participation in the U.S. Treasury Department's Capital Purchase Program (CPP) on June 29, 2011. Preferred stock dividends of $450 per quarter paid to the Treasury limited the amount of money available for other uses from early 2009 through the second quarter of 2011. Those dividends will no longer be paid because all of the preferred stock sold to the Treasury was redeemed. The third risk reduction was the August 31, 2011, repurchase of a common stock warrant sold to the Treasury as part of the CPP. If the warrant had been exercised, the interests of other common stock holders would have been diluted.

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

West Bancorporation, Inc.
(Registrant)

October 28, 2011	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

October 28, 2011	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
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