Form 10-K
period 2011-12-31
WEST BANCORPORATION INC
filed 2012-03-07
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $149,817,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, March 6, 2012.

17,403,882 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 7, 2012, is incorporated by reference into Part III hereof to the extent indicated in such Part.

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

PART I

ITEM 1.  BUSINESS
(dollars in thousands, except per share amounts)

GENERAL DEVELOPMENT OF BUSINESS IN 2011

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Des Moines State Bank, an Iowa chartered bank headquartered in West Des Moines, Iowa.  West Des Moines State Bank is now known as West Bank. West Bank is a business-focused community bank that was organized in 1893. The Company's primary activity during 2011 was the ownership of West Bank. The Company's and West Bank's only business is banking, and therefore, no segment information is presented.

During 2011 the business of West Bank and the Company changed in three material and positive ways. First, as of June 3, 2011, West Bank was relieved from the requirements of an April 2010 memorandum of understanding with the Iowa Division of Banking and the FDIC. In addition, all capital and dividend restrictions were released by the Federal Reserve Bank of Chicago shortly thereafter. West Bank and the Company are currently not subject to any extraordinary regulatory requirements. Second, on June 29, 2011, the Company repurchased all $36,000 of the preferred stock and the warrant the Company sold to the U.S. Department of the Treasury through the Capital Purchase Program. These purchases were done without selling any equity or incurring any debt. The Company thereby eliminated the requirement to pay preferred stock dividends, which improves net income available to common shareholders. Finally, starting in May 2011, the Company resumed paying quarterly cash dividends to its shareholders. The Company paid cash dividends of 5 cents per common share in May and August and 7 cents per common share in November. An 8 cent per common share dividend was paid in February 2012. The Company expects to continue paying regular quarterly dividends in the future.

During 2011 the Company also focused on making improvements in its internal processes. The sales and credit functions were, in large part, separated. This development allows West Bank's highly trained sales force to be focused on generating revenue and relationship building. The credit function is more focused on the underwriting and documentation of new business opportunities. West Bank has added additional specialized expertise to perform these important functions at higher levels than in the past. The Company believes these investments helped speed up the improvements in the quality of West Bank's loan portfolio and should also help keep that quality high going forward. The Company views these infrastructure investments as a necessary part of West Bank's foundation for future growth.

DESCRIPTION OF THE COMPANY'S BUSINESS

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa metropolitan areas.  West Bank has eleven full-service offices. West Bank offers all basic types of credit to its customers, including commercial, real estate, and consumer loans.  West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal trusts, and agency accounts.  West Bank also originates residential mortgages that are primarily sold in the secondary market.  In addition, West Bank offers a full range of deposit services including checking, savings, money market accounts, and time certificates of deposit.  All of West Bank's deposit accounts are FDIC insured up to the maximum amount determined by law.

West Bank's business strategy emphasizes strong business and personal relationships between the bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank's commitment extends to building strong communities. West Bank's buy-local commitment contributes to the incomes of its communities. West Bank also emphasizes strong cost controls while striving to achieve above average return on equity and assets.  To accomplish these goals, West Bank focuses on local market small to medium-sized businesses that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to give the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs. West Bank also supports its customers by being a connected member of the business community.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of whom are subsidiaries of other bank holding companies, savings and loan associations, credit unions, mortgage companies, finance affiliates of auto companies, and other financial service providers. According to the FDIC's Summary of Deposits, as of June 30, 2011, there were 36 other banks and savings and loan associations operating within Polk County, Iowa, where seven of West Bank's offices are located.  West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2011, there were 17 other banks and savings and loan associations within Johnson County, Iowa, which includes Iowa City.  Three West Bank offices are located in Johnson County.  West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County.  For the entire state, West Bank ranked eleventh in terms of deposit size.

Some of West Bank's competitors are locally controlled, while others are components of regional, national, or international companies. West Bank does not have one or a small number of competitors who are dominant in West Bank's markets.  The larger nation-wide or regional banks have certain competitive advantages due to their abilities to pursue substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, for example, international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national, and global commercial customers.

In order to compete to the fullest extent possible with the other financial institutions in its primary trade areas, West Bank uses the flexibility and knowledge that is afforded by its local management and Board of Directors.  West Bank seeks to capitalize on customers' desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank's officers, directors, and employees.  In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other personalized services.  West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, and quality products and services.

West Bank also competes with the general financial markets for funds.  Yields on corporate and government debt securities and commercial paper affect West Bank's ability to attract and hold deposits.  West Bank also competes for funds with money market accounts and similar investment vehicles offered by brokerage firms, mutual fund companies, internet banks, and others. These competitions are based almost exclusively on yields to customers.

The Company and West Bank are subject to extensive federal and state regulation and supervision.  Regulation and supervision of financial institutions is intended primarily to protect customers and the FDIC insurance fund rather than shareholders of the Company.  The laws and regulations affecting banks and bank holding companies change regularly.  Any future change in applicable laws, regulations, or regulatory policies may have material effects on the business, operations, and prospects of the Company, which cannot now be fully anticipated.  Some, but not all, of the regulatory and supervisory environment in which the Company and West Bank exist are discussed below.

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

West Bank is a state-chartered bank subject to primary federal regulation and supervision by the FDIC and the Iowa Division of Banking.  The federal laws applicable to West Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans.  West Bank files quarterly reports of its operations with the Federal Financial Institutions Examination Council (FFIEC). The FDIC has authority to prohibit banks under its supervision from engaging in what it considers to be unsafe and unsound business practices.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, earnings, management compensation, and ratios of classified assets to capital.  FDICIA also contains provisions regarding independent auditing requirements, restricts the activities of state-chartered insured banks, amends various consumer banking laws, limits the ability of “undercapitalized banks” to borrow from the Federal Reserve's discount window, requires regulators to perform periodic on-site bank examinations, and sets standards for real estate lending.

West Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower to fifteen percent of total equity plus the allowance for loan losses.  West Bank is in compliance with applicable requirements governing loans to one borrower.

The Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to account for off-balance sheet items.  Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.  The Company and West Bank are in compliance with applicable regulatory capital level requirements.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law on July 31, 2010. The Dodd-Frank Act constitutes a substantial change to financial and banking regulation. The two main annunciated goals of the legislation are to lower the systemic risks of the financial system and enhance consumer protections. The specific compliance burden and impact on the operations and profitability of the Company and West Bank with respect to the Dodd-Frank Act are currently not fully known, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be expanding further for some time to come.

The Dodd-Frank Act also created the new Bureau of Consumer Financial Protection (BCFP), which consolidates most federal regulation of financial services offered to consumers. The BCFP is supposed to ensure that consumers receive clear and accurate information for evaluating mortgages, credit cards, and other financial products; to provide consumers with one dedicated advocate; and to protect them from hidden fees and deceptive practices. The BCFP will also oversee the enforcement of federal laws intended to ensure the fair, equitable, and nondiscriminatory access to consumer credit. The ultimate impact of the BCFP's broad new rulemaking powers on the operations of financial institutions offering consumer financial products or services, including West Bank, is not fully known.

Finally, the Company is subject to regulation under the federal securities laws as administered by the Securities and Exchange Commission (SEC) as well as the listing rules of the Nasdaq stock market.  Both the SEC and Nasdaq establish requirements for financial reporting, corporate disclosures, and corporate governance.

The Company and West Bank had approximately 190 employees as of December 31, 2011.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266.  The Company's telephone number is (515) 222-2300, and the Internet address is www.westbankiowa.com.  Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the website as soon as reasonably practicable after the documents are filed or furnished to the SEC.  The Company's quarterly and annual reports to the Federal Reserve are available at http://www.ffiec.gov/nicpubweb/nicweb/SearchForm.aspx.  West Bank's quarterly reports of condition and income are available online at https://cdr.ffiec.gov/public/ManageFacsimiles.aspx.

ITEM 1A.  RISK FACTORS
(dollars in thousands)

West Bancorporation's business is conducted almost exclusively through West Bank.  West Bancorporation and West Bank are subject to many of the common risks that challenge publicly traded, regulated financial institutions.   An investment in West Bancorporation's common stock is also subject to the following specific risks.

Risks Related to West Bancorporation's Business

Our loan portfolio.

The largest component of West Bank's income is interest received on loans. West Bank is in substantial part a business bank. Its loan portfolio includes a significant amount of commercial real estate loans, construction or land development loans, commercial lines of credit, and commercial term loans. West Bank's typical commercial borrower is a small or medium-sized privately-owned Iowa business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances and repayment usually depends on the borrowers' successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus usually require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults. The general economic conditions in West Bank's market areas are still challenging for many of our existing loan customers and are somewhat limiting our ability to find credit-worthy new loan customers. Competition for quality loans in our market area continues to be robust.

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

At December 31, 2011, West Bank's nonperforming loans, which consist of nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructured loans, totaled $10,693, or 1.27 percent of our loan portfolio. While this total is less than the 2010 year end amount, it remains at a level exceeding our usual past experience. Nonperforming loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby negatively affecting our income and returns on assets and equity, and our administrative costs increase significantly. Nonperforming loans require significant time commitments from management and lending staff, which takes time away from other duties, including the generation of new business. There is no assurance that we will experience continued reductions in nonperforming loans in the future.

Various factors may cause our allowance for loan losses to increase.

Our allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns. In addition, general factors unique to each measurement date are considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile, and portfolio composition. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a short period of time. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, many of which are not within our control, may require an increase in the allowance for loan losses. West Bank may need to significantly increase the provision for loan losses if one or more of our larger loans or credit relationships unexpectedly becomes delinquent or experiences significant financial difficulties. In addition, federal and state regulators periodically review West Bank's allowance for loan losses and may require West Bank to increase the provision for loan losses or recognize loan charge-offs. Determining the appropriate loan loss allowance is more difficult during periods of significant economic downturn. A significant increase in the allowance for loan losses will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations.

If a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

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

Other real estate owned.

Other real estate owned consists of real estate collateral that the Company has received in foreclosure or accepted in lieu of foreclosure of nonperforming loans. Management obtains independent appraisals to determine that these properties are initially carried at fair value less estimated costs to sell at the date of foreclosure. The appraisals are updated at least annually, and any subsequent write-downs are recorded as charges to operations. Future economic conditions could result in reductions of our estimates of fair value for other real estate owned and could have a material adverse effect on our financial condition and results of operations.

Our accounting policies and methods are the basis for how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in us reporting different amounts than would have been reported under a different alternative.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) determining the fair value and possible other than temporary impairment of investment securities available for sale, (2) determining the valuation of other real estate owned properties, and (3) the allowance for loan losses. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the fair value of other real estate owned, the allowance for loan losses, and net income.

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

Although West Bank's current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. Liquidity issues during the financial crisis were severe for regional and community banks, as some of the larger financial institutions significantly curtailed their lending to regional and community banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. If this were to occur to us, and additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.

The competition for banking and financial services in our market areas is high, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. Customer loyalty can be influenced by a competitor's new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve.

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

Cybersecurity events could negatively affect our reputation, subject us to financial loss, or result in litigation.

West Bank has access to large amounts of confidential financial information and it controls substantial financial assets belonging to its customers as well as the Company. West Bank offers its customers continuous remote access to their accounts in several different ways and otherwise regularly transfers substantial financial assets by electronic means. Accordingly, cybersecurity is a material risk for West Bank.

West Bank depends on data processing, communication, and information exchange on a variety of platforms and networks and over the internet. West Bank cannot be certain all of its systems are entirely free from vulnerability to attack, despite safeguards it has installed. West Bank does business with a number of third-party service providers and vendors with respect to West Bank's business, data, and communications needs. If information security is breached, or if one of West Bank's employees or vendors breaches compliance procedures, information could be lost or misappropriated in manners resulting in financial loss to West Bank, damages to others, or potential litigation. Cyber incidents such as computer break-ins, phishing, identity theft, and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of insurance coverage, and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

Employee, customer, or third-party fraud could cause substantial losses.

West Bank's business involves financial assets. Financial assets are always potential targets for fraudulent activities. Employee, customer, or third-party fraud could subject us to operational losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees, customers, or third-parties could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of a customer, or any of the other potential forms of deceit and misappropriation. It is not always possible to prevent such conduct. It does not even have to be conduct aimed at West Bank. Losses are possible even where a customer is the victim of fraud or misappropriation of assets if bank collateral is involved.

We maintain a substantial system of internal controls and insurance coverage to mitigate against these types of risks. However, should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have an adverse effect on our business, financial condition, or results of operations.

The loss of the services of any of our senior executive officers or key personnel could cause our business to suffer.

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in bank and financial services and who are very involved in the communities in our market area. Our continued success depends to a significant extent upon the continued services of a relative few individuals. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or results of operations, at least in the short term. In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

Disruption of infrastructure could adversely impact our operations.

Our operations depend upon our technological and physical infrastructures, particularly those located at our home office. Extended disruption of our vital infrastructures due to fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events could detrimentally affect our financial performance. We have developed disaster recovery plans, but those plans have never been tested by an actual major disaster.

Risks Related to West Bancorporation's Common Stock

Our stock is relatively thinly traded.

Although our common stock is traded on the Nasdaq Global Select Market, the average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

There can be no assurances concerning continuing dividend payments.

Our common stock shareholders are only entitled to receive the dividends declared by our Board of Directors. In 2011, our Board declared a cash dividend on our common stock in the second and third quarters of $0.05 per share and a dividend of $0.07 per share in the fourth quarter, and in January 2012 a dividend of $0.08 per common share was declared. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends at any particular future time or in any particular amount. The primary source of money to pay our dividends comes from dividends paid to West Bancorporation by West Bank. West Bank's ability to pay dividends to West Bancorporation is subject to, among other things, its earnings, financial condition, and applicable regulations, which in some instances limit the amount that may be paid as dividends.

Issuing additional common or preferred stock may adversely affect the market price of our common stock or that capital may not be available when needed.

The Company may issue additional common or preferred shares in order to raise capital at some date in the future to support continued growth, internally generated or through an acquisition. Additional shares may also be issued through the Company's 2012 Equity Incentive Plan, if approved by shareholders at the next Annual Meeting of Shareholders. If additional shares of common or preferred stock are issued, the ownership interests of our existing shareholders may be diluted. The market price of our common stock might decline or fail to advance in response to issuing additional common or preferred shares. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide assurance of our ability to raise additional capital if needed at acceptable terms.

Risks Related to the Banking Industry in General and Community Banking in Particular

Increasing government regulation is a significant challenge.

The recent recession spawned a number of significant new laws that impact financial institutions including the Dodd-Frank Act, the American Recovery and Reinvestment Act of 2009, and the Emergency Economic Stabilization Act of 2008. These laws and related regulations either have imposed or will impose a significant number of new business practice requirements and restrictions and additional compliance burdens on banks. The regulation of bank services and products in the overall financial services marketplace and the increasing burdens of regulatory compliance are significant challenges for banking profitability, especially for community banks such as West Bank.

The Bureau of Consumer Financial Protection (BCFP) will impact consumer financial regulation through federal rulemaking and enforcement of “unfair, deceptive, or abusive practices,” which may directly impact the business operations of depository institutions offering consumer financial products or services, including West Bank.

The BCFP, which was created by the Dodd-Frank Act, has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. West Bancorporation and West Bank do not employ unfair, deceptive, or abusive practices. However, the potential reach and costs of the BCFP's broad new rulemaking powers on the operations of financial institutions offering consumer financial products or services, including West Bank, are currently unknown. Such rulemaking powers have the potential to have a material adverse effect on our financial condition and results of operations.

Community banking is adversely affected by conditions in national and international financial markets and economies over which West Bank has no meaningful influence or ability to predict.

The financial crisis of the last several years demonstrates how negative national and international financial and economic developments disrupt the economic activities of local businesses and individuals, who are West Bank's primary customers. Adverse changes in those general conditions promote changes in interest rates, savings levels, demand for loans, loan defaults, and other factors that may substantially and negatively impact West Bank's traditional local commercial banking business model. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in large part our cost of funds which affects our net interest income. West Bancorporation has no meaningful influence over national or international financial or economic conditions and may not be able to predict adverse changes in those conditions any better than the average business of its size. In addition, West Bank's business model does not include investment banking, brokerage, or trading activities that may remain profitable even in periods of economic contraction or become profitable in the early stages of a general economic upturn. West Bank, as a community bank, has more limited options than larger financial institutions to mitigate general risks of future economic downturns.

Changes in interest rates could negatively impact our financial condition and results of operations.

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last few years interest rates have been at historically low levels. When interest rates inevitably increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may increase faster than rates received on loans, which may reduce net interest income during the transition periods. Community banks, such as West Bank, rely more heavily on net interest income than do larger institutions that have additional non-lending sources of income.

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

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 18,800 square feet in the building and pays annual rent of approximately $425,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  West Bank also leases bank buildings and space for eight other locations and for operational departments.  The offices are full-service locations, with drive-up facilities and automated teller machines, except an office in Coralville, which does not have a drive-up.  Annual lease payments for these eight offices and space for operating departments total approximately $1,071,000.  West Bank owns two full-service banking locations in Iowa City. We believe each of our facilities is adequate to meet our needs.
ITEM 3.  LEGAL PROCEEDINGS

On September 29, 2010, West Bank was named a defendant in a purported class action lawsuit in which it is asserted that overdraft fees charged by West Bank on certain bank card transactions are in fact interest charges that violate Iowa usury laws and that West Bank violated common law and statutory standards of good faith due to the manner in which it processed debit card items in consumer deposit accounts. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District Court for Polk County, Iowa. West Bank believes many of the allegations made in the plaintiffs' petition are factually and legally inaccurate and that substantial defenses exist for all of the claims raised in the litigation. West Bank is vigorously defending this litigation. The litigation is still in a very preliminary stage.

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

ITEM 4.  MINE SAFETY DISCLOSURES

This items is not applicable to the registrant.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and common stock dividends declared for each quarter in 2011 and 2010.  The market quotations, reported by Nasdaq, do not include retail markup, markdown, or commissions.

Market and Dividend Information
	High	Low	Dividends
2011
1st quarter	$8.00	$6.75	$—
2nd quarter	8.89	6.94	0.05
3rd quarter	10.00	7.31	0.05
4th quarter	10.39	7.92	0.07

2010
1st quarter	$6.64	$4.80	$—
2nd quarter	9.04	6.32	—
3rd quarter	7.28	5.51	—
4th quarter	8.19	6.13	0.05

There were 221 holders of record of the Company's common stock as of February 23, 2012, and an estimated 1,500 additional beneficial holders whose stock was held in street name by brokerage houses.  The closing price of the Company's common stock was $10.29 on February 23, 2012.

Dividends to common shareholders in 2011 and 2010 were $0.17 and $0.05 per common share, respectively.  Dividend declarations are evaluated and determined by the Board on a quarterly basis.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

The ability of West Bank to pay dividends is governed by various statutes.  These statutes provide that no bank shall declare or pay any dividends in an amount greater than its retained earnings without approval from governing regulatory bodies.  In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

The following performance graph provides information regarding cumulative, five-year return (loss) on an indexed basis of the common stock as compared with the Nasdaq - Total US Index and the SNL Midwest Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia.  The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by SNL Financial.  The indices assume the investment of $100 on December 31, 2006, in the common stock, the Nasdaq - Total US Index, and the SNL Midwest Bank Index, with all dividends reinvested.  The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
West Bancorporation, Inc.	100.00	76.49	75.77	30.80	49.00	61.44
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Midwest Bank	100.00	77.94	51.28	43.45	53.96	50.97
*Source: SNL Financial LC, Charlottesville, VA.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	Years Ended December 31
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Operating Results
Interest income	$53,319	$61,143	$67,730	$72,532	$82,027
Interest expense	11,917	19,023	26,636	31,431	43,823
Net interest income	41,402	42,120	41,094	41,101	38,204
Provision for loan losses	550	6,050	24,500	16,600	2,350
Net interest income after provision for loan losses	40,852	36,070	16,594	24,501	35,854
Noninterest income, including securities gains (losses)	9,361	10,387	8,904	4,301	8,430
Noninterest expense	28,873	27,744	37,905	20,105	17,870
Income (loss) before income taxes	21,340	18,713	(12,407)	8,697	26,414
Income taxes (benefits)	6,072	5,330	(7,356)	1,386	8,062
Income (loss) from continuing operations	15,268	13,383	(5,051)	7,311	18,352
Income (loss) from discontinued operations
before income taxes	—	—	(10,262)	563	982
Income taxes (benefits)	—	—	(696)	238	414
Income (loss) from discontinued operations	—	—	(9,566)	325	568
Net income (loss)	15,268	13,383	(14,617)	7,636	18,920
Preferred stock dividends and accretion of discount	(2,387)	(2,284)	(2,276)	—	—
Net income (loss) available to common stockholders	$12,881	$11,099	$(16,893)	$7,636	$18,920

Dividends and Per Share Data
Cash dividends	$2,959	$870	$1,566	$11,138	$11,224
Cash dividends per common share	0.17	0.05	0.09	0.64	0.64
Basic and diluted earnings (loss) per common share
from continuing operations	0.74	0.64	(0.42)	0.42	1.05
Basic and diluted earnings (loss) per common share
from discontinued operations	—	—	(0.55)	0.02	0.03
Basic and diluted earnings (loss) per common share	0.74	0.64	(0.97)	0.44	1.08
Average common shares outstanding	17,404	17,404	17,404	17,405	17,536

Year End Balances
Total assets	$1,269,524	$1,305,463	$1,575,054	$1,554,276	$1,341,289
Average assets	1,295,313	1,558,461	1,618,557	1,371,401	1,309,119
Investment securities	294,497	267,537	351,269	189,558	237,378
Loans, including held for sale	843,048	893,101	1,021,042	1,101,753	985,423
Allowance for loan losses	(16,778)	(19,087)	(19,126)	(15,441)	(8,935)
Deposits	957,373	972,072	1,246,617	1,155,132	911,371
Long-term borrowings	125,619	125,619	145,619	145,619	123,619
Stockholders' equity	123,451	145,436	133,059	150,063	121,606
Average stockholders' equity	135,520	141,079	143,163	118,090	116,683

Performance Ratios
Equity to assets ratio (average equity divided
by average assets)	10.46%	9.05%	8.85%	8.61%	8.91%
Return on assets (net income (loss) divided
by average assets)	1.18%	0.86%	(0.90)%	0.56%	1.45%
Return on equity (net income (loss) divided
by average equity)	11.27%	9.49%	(10.21)%	6.47%	16.21%
Efficiency ratio (see page 20 for a definition)	49.27%	47.28%	45.30%	38.24%	37.62%
Dividend payout ratio (common dividends paid divided by
net income (loss) available to common stockholders)	22.97%	7.84%	NM	145.86%	59.32%
NM - not meaningful

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company's 2011 overall financial results continued to improve significantly in comparison to 2010 and 2009. The Company's 2011 net income available to common shareholders was $12,881 compared to $11,099 in 2010, or slightly more than a 16 percent increase. On a per common share basis, we improved to $0.74 from $0.64. These improvements were the results of a decline in the provision for loan losses due to the overall improved credit quality in our loan portfolio and the related lower level of nonperforming assets. The 2011 provision for loan losses was $550 compared to $6,050 in 2010. Net interest income in 2011 was $41,402 compared to $42,120 in 2010, or approximately a 1.7 percent decrease, while noninterest income including securities gains and losses declined to $9,361 from $10,387. Our loan portfolio declined to $838,959 from $888,649 at the end of 2010. Deposits were slightly lower at the end of 2011 compared to year end 2010, $957,373 from $972,072. We earned 1.18 percent on average assets in 2011 compared to 0.86 percent in 2010. The return on equity increased during 2011 to 11.27 percent from 9.49 percent in 2010. Our efficiency ratio increased to 49.27 percent from 47.28 percent in 2010, where the lower ratio is better. In 2011, we paid our common shareholders $2,959 (17 cents per common share) in dividends compared to $870 (5 cents per common share) in 2010.

We had three major goals for 2011 and accomplished them all. First, by substantially improving our credit quality, we were able, on June 3, 2011, to be relieved from the April 2010 memorandum of understanding with the Iowa Division of Banking and the FDIC. In addition, all capital and dividend restrictions were released by the Federal Reserve Bank of Chicago shortly thereafter. We are currently not subject to any extraordinary regulatory requirements.

We also achieved another of our major goals for 2011 when we repurchased all $36,000 of the preferred stock and the warrant the Company sold to the U.S. Department of the Treasury under the Capital Purchase Program. This was accomplished by using retained earnings and without selling any additional securities or borrowing any additional funds. We thereby eliminated the requirement to pay preferred stock dividends, which improves net income available to common shareholders.

Finally, we accomplished our third major 2011 goal when we reinstated and maintained regular quarterly cash dividends. After a special dividend of 5 cents per common share paid in December 2010, we paid quarterly dividends of 5 cents per common share in May and August and 7 cents per common share in November. We paid an 8 cent per common share dividend in February 2012.

In addition to accomplishing our major financial goals for 2011, we continued making substantial investments to improve our credit processes so that our credit quality remains high going forward. These infrastructure investments are also designed to strengthen our foundation for future growth.

We have created separation between our sales and credit functions. This allows our highly trained sales force to be focused on generating revenue and relationship building. Building relationships includes both expanding business with current customers and gaining new customers. As the economic recovery continues, we want to be well-positioned to take advantage of additional business opportunities.

The credit function is focused on the underwriting and documentation of the new business opportunities. We now have additional specialized expertise available to perform these important functions. The credit function in part also overlaps with our regulatory compliance requirements. Additional resources have also been added to the compliance area to properly handle the unprecedented volume of new regulations applicable to the operations of both the Company and West Bank.

While we had hoped that our loan portfolio would grow during 2011, we are not completely surprised or disappointed that it contracted somewhat. The loan portfolio has declined 17.8 percent since the end of 2009. This has occurred for two primary reasons. First, there were loans in the portfolio that simply could not survive the real estate market collapse and the substantial general downturn in the economy or were loans that we simply no longer wished to own. We believe the portfolio is largely rid of those loans. Second, a material number of our loan customers have been substantially deleveraging during the last three years. They have been paying off debt where they could while waiting for better or less risky opportunities for their businesses. We believe this phenomenon may be starting to change back to a more normal situation, but we cannot precisely predict when or by how much our loan portfolio will start to grow due to existing customer demand. Overall, we believe that our loan portfolio has contracted about as much as it will during this business downturn. We have had opportunities to transition loans from some of our competitors who have had to contract or otherwise have created uncertainty in the minds of their customers. We are pursuing more of those opportunities in 2012. We plan to grow our loan portfolio in 2012.

The total amount of our deposit balances has remained fairly similar during the last several years except for the planned transfer of approximately $176,000 of SmartyPig® savings account balances in July 2010. That transfer was requested by West Bank. The composition of the deposits has, however, changed in a way that may affect West Bank in the future. The amount of time certificates declined from $435,763 at the end of 2009 to $187,033 at the end of 2011. We believe that this decline is due in material part to depositors' unwillingness to commit to maturity products in this low rate environment. During the same time period total balances in non-maturity deposits increased, excluding SmartyPig® savings accounts. When competitive interests rates increase or alternative investments begin to be perceived as more favorable by our depositors, we may lose some of the non-maturity deposits due to their inherent mobility. Alternatively, if we choose to try to retain a substantial part of these deposits, we may have to raise deposit rates quickly.

We have strong capital resources. Our stock value has increased nicely during the last year, our existing capital is high, and our earnings are solid albeit muted by the economy. We are building infrastructure that can service additional opportunities. We have been presented with potential merger or acquisition opportunities during the last year. None yet have fit our objectives, however, as acquisitions are not a high priority. Nevertheless, we remain attentive to possible transactions.

We understand the things that are required to be a great community bank for our customers and shareholders. Our core corporate values and goals are defined by that understanding. We are rewriting position descriptions, performance appraisals, and incentive programs to align with what we believe are the reasons people should choose to do business with West Bank. Our team is focused on being a great community bank.

Looking forward, we have begun a program of quantitative peer analysis for evaluating Company results. We have identified a set of sixteen publicly traded peer financial institutions against which we will compare our future performances. Our goal is to perform at or near the top of those peers relative to what we consider to be four key metrics: return on equity, return on assets, Texas ratio, and efficiency ratio. We believe these measures encompass the factors that define the performance of a community bank.

From the political, regulatory, and economic perspectives, we expect 2012 will be a year of continued uncertainty and somewhat muted opportunities. We expect the unusually low interest rate environment to continue. We anticipate the Company will be profitable in 2012 at a level that compares favorably with our peers, but which will probably not be totally in line with our high aspirations. The amount of our future profit will depend, in large part, on the amount of loan losses we incur and our ability to grow the loan portfolio. Our loan portfolio still presents somewhat higher than normal risks because it contains a significant amount of loans secured by commercial real estate. While we believe we have aggressively addressed declining real estate valuation issues when evaluating the adequacy of the allowance for loan losses, future changes in real estate valuations in 2012 and beyond remain uncertain.

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity) and the Company's financial condition as of December 31, 2011. The accounts of former subsidiary WB Capital Management Inc. (WB Capital) are included in the accompanying financial statements as discontinued operations for all periods through the sale date of December 31, 2009.

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

Under the FASB ASC 325 model, for the second segment of the portfolio, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

RESULTS OF OPERATIONS - 2011 COMPARED TO 2010

OVERVIEW

Total net income available to common stockholders for the year ended December 31, 2011, was $12,881 compared to $11,099 for the year ended December 31, 2010.  The Company's 2011 return on average equity (ROE) was 11.27 percent compared to 9.49 percent in 2010.  The return on average assets (ROA) was 1.18 percent, compared to 0.86 percent for the prior year.

Net income from continuing operations was $15,268 for 2011 compared to $13,383 for 2010.  Basic and diluted earnings per common share from continuing operations were $0.74 and $0.64 for the same periods, respectively.  The improvement in net income from continuing operations in 2011 compared to 2010 was due to the $5,500 decline in the provision for loan losses. The provision declined due to the combination of lower outstanding loan balances, improving net charge-off experience, and improving credit quality.

Noninterest income, exclusive of securities gains (losses), declined by $1,192 compared to 2010.  Noninterest income for 2010 included $1,314 of service fees paid to West Bank by SmartyPig, LLC. This fee was discontinued in the third quarter of 2010 after the SmartyPig® savings deposits were transferred to a larger financial institution, therefore no such fees were included in noninterest income for 2011.

Noninterest expense increased by $1,129 over 2010 primarily due to higher salary and benefits and other real estate owned expenses. These increases were partially offset by a substantial reduction in FDIC insurance expense.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2011, the Company's efficiency ratio increased slightly to 49.27 percent from the prior year's ratio of 47.28 percent.  This ratio is computed by dividing noninterest expense (excluding goodwill impairment, discontinued operations, and other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains and net impairment losses and discontinued operations). The ratio for both years is significantly better than peer group averages, which are generally around 70 percent according to data in the September 2011 Bank Holding Company Performance Report, a report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

Net Interest Income

Net interest income declined $718 to $41,402 for 2011 as the impact of a 17.2 percent decline in average earning assets exceeded the savings from lower rates paid on deposits and borrowings. The net interest margin improved to 3.58 percent from 3.04 percent in 2010.  The average yield on earning assets increased 23 basis points primarily due to the $104,975 reduction in average federal funds sold and other short-term investments, while the average rate paid on interest-bearing liabilities declined 29 basis points.  The net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, improved to 3.25 percent from 2.73 percent a year earlier.

For additional details on changes in interest rates and yields and volume variances, see the section of this report entitled, Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates; and Interest Differential.

Loan Volume/Loan Quality

Total loans declined $49,690 to $838,959 as of December 31, 2011, from $888,649 a year earlier.  Following growth during the second and third quarters, loans outstanding declined approximately $27,700 during fourth quarter 2011. This was attributable to the unexpected payoff of three large commercial loans. Management believes the loan portfolio will grow during 2012 as the pipeline for new loans is improving and the Company is focused on attracting new customers and expanding relationships with existing customers. Nonperforming loans at December 31, 2011, totaled $10,693 or 1.27 percent of total loans.  At December 31, 2010, nonperforming loans totaled $12,930 or 1.46 percent of total loans.  Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been restructured due to the borrowers experiencing financial difficulties.  In addition, at December 31, 2011, the Company held $10,967 of other real estate owned.  The Company's burden ratio was 16.33 percent as of December 31, 2011, compared to 25.76 percent as of December 31, 2010. The burden ratio is calculated by dividing total nonperforming assets by tangible capital plus the allowance for loan losses. The ratio for both years is significantly better than peer group averages, which were 32.80 percent according to data in the September 2011 Bank Holding Company Performance Report. For more discussion on loan quality, see the Loan Portfolio and Summary of the Allowance for Loan Losses sections of this report.

The allowance for loan losses, which totaled $16,778 as of December 31, 2011, represented 2.00 percent of total loans and 156.9 percent of nonperforming loans at year end, compared to 2.15 percent and 147.6 percent as of December 31, 2010.  The provision for loan losses totaled $550 for 2011, down from $6,050 for 2010.  The Company's net charge-offs as a percent of average loans were 0.34 percent for 2011, compared to 0.63 percent for 2010.  The amount of loans charged off in 2011 totaled $4,764, compared to $6,918 in 2010.  Recoveries in 2011 from loans previously charged off were $1,905, up from $829 in the prior year.  The 2011 recoveries included one commercial recovery of $1,000 as the result of the sale of a loan which had been charged off in a prior year. Management believes the allowance for loan losses at December 31, 2011, is sufficient to absorb probable loan losses within the portfolio.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other income” category that represent significant variances are shown.

	Years ended December 31
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$3,244	$3,361	$(117)	(3.48)%
Debit card usage fees	1,453	1,329	124	9.33%
Service fee from SmartyPig, LLC	—	1,314	(1,314)	(100.00)%
Trust services	792	818	(26)	(3.18)%
Gains and fees on sales of residential mortgages	1,454	1,533	(79)	(5.15)%
Increase in cash value of bank-owned life insurance	884	869	15	1.73%
Gain from bank-owned life insurance	637	422	215	50.95%
Other income:
Letter of credit fees	78	117	(39)	(33.33)%
Gain from sales of other assets	112	42	70	166.67%
All other income	806	847	(41)	(4.84)%
Total other income	996	1,006	(10)	(0.99)%
Total noninterest income	$9,460	$10,652	$(1,192)	(11.19)%

Service charges on deposit accounts declined due to a reduction in overdraft and return check charges.

Debit card usage fees continued to show positive growth in 2011 as customers with Reward Me Checking and other checking products continued to expand the use of this convenient payment method. We expect these fees to decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions with less than ten billion dollars in assets are exempt from the cap, industry groups believe the price controls will have a negative impact on community banks over time.

The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits higher than that of other internet-based savings accounts. This fee was discontinued in the third quarter of 2010 when these deposits were transferred to another bank.

The volume of originations of residential mortgages sold into the secondary market during 2011 declined approximately 8.6 percent compared to 2010, while revenue declined by only 5.2 percent. The volume of originations was strong in the third and fourth quarter as the volume of refinancing picked up as residential mortgage interest rates declined to historic low levels. Home sales in the Company's markets remains low, but have started to improve compared to the prior two years. The Company believes 2012 secondary market loan revenues will remain strong due to the current interest rate environment.

Gain from bank-owned life insurance occurred due to the deaths of a bank officer in 2011 and a retiree in 2010. Letter of credit fees have declined compared to the prior year due to a lower demand for this service. Gains from sales of other assets in 2011 included a gain on sale of a foreclosed asset in the first quarter and the sale of an interest in a partnership in the third quarter.

Investment Securities Gains (Losses)

During 2011, the Company recognized securities impairment losses totaling $99 through earnings as a result of the quarterly valuations performed on one pooled trust preferred security (TPS) held by the Company. There were no sales of investment securities during the year.

During 2010, West Bank securities impairment losses totaling $305 were recognized through earnings. Those losses consisted of a $188 OTTI on one single-issuer TPS issued by Old Second Bancorp, Inc. (Old Second) in the second quarter and a $117 credit loss on a pooled TPS during the third quarter. Upon the withdrawal of an exchange offer for Old Second, management decided to eliminate the potential for a total loss on this security and sold it for a loss of $304 during the third quarter. Offsetting this realized loss were gains on sales of municipal and other securities with total net gains of $40 recognized for the year.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Operations.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Years ended December 31
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$13,194	$10,996	$2,198	19.99%
Occupancy	3,342	3,207	135	4.21%
Data processing	1,921	1,815	106	5.84%
FDIC insurance expense	1,298	3,082	(1,784)	(57.88)%
Other real estate owned expense	2,883	1,716	1,167	68.01%
Professional fees	878	959	(81)	(8.45)%
Miscellaneous losses	455	1,330	(875)	(65.79)%
Other expenses:
Marketing	311	424	(113)	(26.65)%
Business development	331	253	78	30.83%
Consulting fees	282	235	47	20.00%
Director fees	390	355	35	9.86%
Insurance expense	351	382	(31)	(8.12)%
Bank service charges and fees	488	551	(63)	(11.43)%
Deposit operations expense	214	336	(122)	(36.31)%
Loan related expense	203	153	50	32.68%
Supplies and printing expense	304	250	54	21.60%
Contributions	300	150	150	100.00%
All other	1,728	1,550	178	11.48%
Total other	4,902	4,639	263	5.67%
Total noninterest expense	$28,873	$27,744	$1,129	4.07%

The increase in salaries and employee benefits consisted of salary and payroll taxes for new staff members (approximately 20 additional positions), normal annual salary adjustments, higher bonus accruals ($573), and higher benefit costs ($480). The benefit cost increases were primarily for health insurance and 401(k) plan contributions.

FDIC insurance expense for 2011 declined compared to 2010 for three reasons.  The first was the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. The second was an upgrade in West Bank's regulatory risk classification on June 3, 2011, and the third was the elimination of separate fees for the FDIC's Transaction Account Guarantee Program. FDIC insurance expense for 2012 is projected to hold steady at the 2011 fourth quarter level ($187) except for increases related to any growth in the balance sheet.

Other real estate owned expense increased primarily as a result of property write-downs totaling $3,109 in 2011 compared to $1,621 in 2010. Included in the 2011 amount was one write-down of $1,360 on one particular holding. The write-down represented a 30 percent reduction in carrying value since the previous appraisal. The Company's practice is to obtain updated appraisals at least annually. In the current economic environment, values of foreclosed properties tend to decline as the holding period continues. The Company is actively involved in marketing its other real estate owned properties.

Miscellaneous losses declined year-over-year as 2010 expense included the total impairment of the Company's investment in a renewable energy closed-end fund.

Marketing expense for 2011 compared to 2010 declined due to reduced advertising. Business development costs increased as a result of additional efforts to retain existing customers and acquire new ones. Consulting fees increased because the company hired a financial advisor to assist with strategic planning, a compensation consultant to assist the Board of Directors' Compensation Committee, and a human resources consultant to assist with improving the Company's salary administration process.

Deposit operations expense has declined significantly as costs associated with the SmartyPig® savings program have been eliminated. Management expects these costs will decline further as changes are made to demand deposit account products.

Contributions expense increased as a portion of the bank-owned life insurance proceeds were donated to the West Bancorporation Foundation.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future.  Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting.  The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, gain from bank-owned life insurance, disallowed interest expense, and state income taxes.  For both years, the effective tax rate was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a federal new market tax credit.  The credit, which totals $2,730, is being recognized over a seven-year period.  The effective rate of income tax expense as a percent of income before income taxes from continuing operations was an expense of 28.5 percent for both 2011 and 2010.  The federal income tax expense was approximately $5,071 and $4,599 for 2011 and 2010, respectively, while state income tax expense was approximately $1,001 and $731, respectively.  The Company has recorded a valuation allowance against the tax effect of state net operating losses, federal and state capital loss carryforwards, and investment security impairments as management believes it is more likely than not that such carryforwards will expire without being utilized.

RESULTS OF OPERATIONS - 2010 COMPARED TO 2009

OVERVIEW

Total net income available to common stockholders for the year ended December 31, 2010, was $11,099 compared to a net loss of $(16,893) for the year ended December 31, 2009. The Company's 2010 ROE was 9.49 percent compared to (10.21) percent in 2009. The ROA was 0.86 percent, compared to (0.90) percent for the prior year.

Net income from continuing operations was $13,383 for 2010 compared to a net loss of $(5,051) for 2009. Basic and diluted earnings (loss) per common share from continuing operations were $0.64 and $(0.42) for the same periods, respectively. The improvement in net income from continuing operations in 2010 compared to 2009 was due in substantial part to the $18,450 decline in the provision for loan losses during 2010. In addition, the 2009 loss included a one-time goodwill impairment at West Bank of $13,376.

Noninterest income, exclusive of securities gains (losses), increased by $1,020 compared to 2009.  Noninterest income for 2010 included $1,314 of service fees paid to West Bank by SmartyPig, LLC. As previously mentioned, this fee was discontinued after the SmartyPig® savings deposits were transferred to a larger financial institution.

Noninterest expense, exclusive of goodwill impairment, increased $3,215 over 2009. The increase included higher salary and benefit costs due in significant part to bonus accruals and discretionary 401(k) plan contributions, increased other real estate owned expense due to write-downs of property values, and higher miscellaneous losses.

For the year ended December 31, 2010, the Company's efficiency ratio was 47.28 percent, up from the prior year's ratio of 45.30 percent.

Net Interest Income

Net interest income increased $1,026 to $42,120 for 2010 as the net interest margin improved to 3.04 percent from 2.86 percent in 2009. The rates paid on deposits and borrowings declined more than the yields on earning assets.  The average yield on earning assets declined 26 basis points, while the average rate on interest-bearing liabilities declined 50 basis points.  The net interest spread improved to 2.73 percent from 2.49 percent a year earlier.

Loan Volume/Loan Quality

Total loans declined $132,061 to $888,649 as of December 31, 2010, from $1,020,710 a year earlier. Loan payoffs exceeded the demand for new loans during 2010 due to the weak economy. Nonperforming loans at December 31, 2010, totaled $12,930 or 1.46 percent of total loans. At December 31, 2009, nonperforming loans totaled $26,317 or 2.58 percent of total loans.  In addition, at December 31, 2010, the Company held $19,193 of other real estate owned.

The allowance for loan losses, which totaled $19,087 as of December 31, 2010, represented 2.15 percent of total loans and 147.62 percent of nonperforming loans at year end, compared to 1.87 percent and 72.68 percent as of December 31, 2009. The provision for loans losses totaled $6,050 for 2010, down from $24,500 for 2009. The Company's net charge-offs as a percent of average loans were 0.63 percent for 2010, compared to 1.89 percent for 2009. The amount of loans charged off in 2010 totaled $6,918, compared to $21,380 in 2009. Recoveries in 2010 from loans previously charged off were $829, up from $565 in the prior year.

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

Debit card usage fees grew in 2010 as the Reward Me Checking and other checking product customers expanded the use of this convenient payment method. The service fee from SmartyPig, LLC was established to compensate West Bank for maintaining the rate paid on the SmartyPig® savings deposits higher than that of other internet-based savings accounts.

Trust fees increased in 2010 due to new business and higher asset values from gains in the stock market.

Revenue from the sales of residential mortgages sold into the secondary market improved in 2010 due to higher average gains per loan.  The volume of loans sold in the secondary market during 2010 was stable compared to 2009. The volume of home sales in our markets remained low, but many consumers took advantage of the low rates to refinance existing mortgage loans.

The increase in cash value of bank-owned life insurance was due to slightly higher yields.  West Bank received tax-exempt income from a gain on life insurance proceeds as the result of the death of one of its retired officers in the third quarter of 2010 and one of its officers in the first quarter of 2009.

Investment Securities Gains (Losses)

Details of 2010 securities impairment losses and realized securities gains are included in the results of operations section, which compares 2011 to 2010.

During 2009, West Bank investment securities impairment losses totaling $2,612 were recognized through earnings. Those losses consisted of $2,267 on five single-issuer TPS, a $310 OTTI credit loss on a pooled TPS, and a $35 loss on a unit trust comprised of the common stock of several community banks and bank holding companies. Management liquidated certain bonds during the second half of 2009 in order to reduce the credit risk in the West Bank investment portfolio. Trust preferred, corporate, and selected agency and municipal bonds were sold, resulting in net gains totaling $1,884 for the year ended December 31, 2009.

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

The increase in salaries and employee benefits consisted primarily of bonus accruals and discretionary 401(k) plan contributions. Accruals for both were reinstated as a result of improved operating results compared to 2009. The accruals were calculated at approximately 50 percent of the potential maximum payout. The 2010 bonus accrual included $155 of hiring incentives paid to two new members of senior management as consideration for joining the Company. Most salaries were frozen at 2009 levels during the first half of 2010. The Board ended the salary freeze for the second half of 2010 and an average salary increase of 1.5 percent was awarded during the third quarter. Additional employees were hired to enable customer contact personnel to spend more time on business development while others focus on credit underwriting and compliance.

The majority of the decline in occupancy expense was due to a 2009 second quarter $190 one-time buyout for unused space leased by the Company. Depreciation expense on furniture and equipment also declined from the prior year as older assets became fully depreciated.

FDIC insurance expense was higher in 2010 due to a rate increase, higher average deposit balances during the first seven months of the year, and an increase in the cost of the FDIC's Temporary Liquidity Guarantee Program (TLGP).  FDIC expense for 2009 included a second quarter emergency special assessment which was imposed on all insured institutions.

Other real estate owned expense increased primarily as a result of property write-downs totaling $1,621 in 2010 compared to $133 in 2009.

Miscellaneous losses included $900 of total impairment of the Company's investment in a renewable energy closed-end fund.  The investment consisted of startup expenses for a publicly traded closed-end fund formed to invest in companies involved in the renewable energy sector.  The investment was originally made in support of the Company's former subsidiary WB Capital, which was to be the fund's investment manager.  Miscellaneous losses also included an estimated liability of $195 established for secondary market loans sold through the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance Program (MPF). West Bank has agreed to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered through the program.

The 2009 goodwill impairment consisted of writing off all goodwill at West Bank, which totaled $13,376. The impairment analysis was completed at an interim period in 2009 due to the Company's common stock price falling to levels below book value.

Insurance expense increased compared to the prior year due to increases in premiums. Marketing expense declined due to cost containment efforts compared to 2009.  Consulting fees declined as fees paid in conjunction with the Company's search for a new chief executive officer in 2010 were less than the 2009 costs for hiring consulting firms to assist in evaluating goodwill for impairment and to assist with investment securities valuations. Director fees have increased due to additional meetings in conjunction with hiring the new chief executive officer and an agreement to pay the chairman a monthly fee for his ongoing operational guidance.

Deposit operations expense declined significantly as costs associated with opening accounts for the SmartyPig® savings program were transferred to another provider in the third quarter of 2009. This portion of this expense category was eliminated once West Bank's involvement with the program ended. The Company's service charges and fees paid grew in 2010 as a result of retaining an outside party to assist in managing the Company's investment portfolio. Other expense declined due to cost containment efforts throughout 2010.

Income Taxes (Benefits)

For 2010 and 2009, the effective tax rate was impacted by a federal new market tax credit.  The effective rate of income tax expense (benefit) as a percent of income (loss) before income taxes from continuing operations was an expense of 28.5 percent for 2010, compared to a benefit of (59.3) percent for 2009.  The federal income tax expense (benefit) was approximately $4,599 and $(7,067) for 2010 and 2009, respectively, while state income tax expense (benefit) was approximately $731 and $(289), respectively.

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

	2011			2010			2009
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (2) (3)
Commercial	$266,539	$13,360	5.01%	$336,979	$16,758	4.97%	$399,696	$19,436	4.86%
Real estate (1)	576,974	33,666	5.83%	614,585	36,733	5.98%	690,159	40,001	5.80%
Consumer and other loans	7,320	379	5.18%	10,413	521	5.00%	10,190	643	6.31%
Total loans	850,833	47,405	5.57%	961,977	54,012	5.61%	1,100,045	60,080	5.46%
Investment securities:
Taxable	211,687	4,193	1.98%	228,666	4,330	1.89%	135,962	3,937	2.90%
Tax-exempt (1)	54,344	3,372	6.20%	72,458	4,534	6.26%	94,859	5,797	6.11%
Total investment securities	266,031	7,565	2.84%	301,124	8,864	2.94%	230,821	9,734	4.22%
Federal funds sold and other
short-term investments	91,634	234	0.26%	196,609	541	0.28%	198,043	521	0.26%
Total interest-earning assets (1)	1,208,498	55,204	4.57%	1,459,710	63,417	4.34%	1,528,909	70,335	4.60%
Noninterest-earning assets:
Cash and due from banks	37,037			34,518			31,918
Premises and equipment, net	5,118			5,257			5,201
Other, less allowance for
loan losses	44,660			58,976			52,529
Total noninterest-earning assets	86,815			98,751			89,648
Total assets	$1,295,313			$1,558,461			$1,618,557

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand, and money markets	$469,557	2,857	0.61%	$568,043	6,168	1.09%	$503,279	6,638	1.32%
Time deposits	239,624	4,084	1.70%	421,015	7,049	1.67%	527,075	12,910	2.45%
Total deposits	709,181	6,941	0.98%	989,058	13,217	1.34%	1,030,354	19,548	1.90%
Other borrowed funds	191,019	4,976	2.60%	191,098	5,806	3.04%	232,894	7,088	3.04%
Total interest-bearing liabilities	900,200	11,917	1.32%	1,180,156	19,023	1.61%	1,263,248	26,636	2.11%
Noninterest-bearing liabilities:
Demand deposits	252,307			229,939			201,243
Other liabilities	7,286			7,287			10,903
Stockholders' equity	135,520			141,079			143,163
Total liabilities and
stockholders' equity	$1,295,313			$1,558,461			$1,618,557

Net interest income/net interest spread (1)		$43,287	3.25%		$44,394	2.73%		$43,699	2.49%
Net interest margin (1)			3.58%			3.04%			2.86%

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

For the years ended December 31, 2011, 2010, and 2009, the Company's net interest margin on a tax-equivalent basis was 3.58, 3.04, and 2.86 percent, respectively.  The increase in the net interest margin in 2011 was the result of rates paid on deposits and borrowings declining more than the yields on loans and investment securities.  This was partially the result of transferring the SmartyPig® savings deposits to another financial institution in 2010 and a continued reduction in market interest rates for deposits throughout 2011.

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

	2011 Compared to 2010			2010 Compared to 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(3,530)	$132	$(3,398)	$(3,110)	$432	$(2,678)
Real estate (2)	(2,210)	(857)	(3,067)	(4,487)	1,219	(3,268)
Consumer and other loans	(160)	18	(142)	14	(136)	(122)
Total loans (including fees)	(5,900)	(707)	(6,607)	(7,583)	1,515	(6,068)
Investment securities:
Taxable	(331)	194	(137)	2,068	(1,675)	393
Tax-exempt (2)	(1,124)	(38)	(1,162)	(1,399)	136	(1,263)
Total investment securities	(1,455)	156	(1,299)	669	(1,539)	(870)
Federal funds sold and other
short-term investments	(271)	(36)	(307)	(4)	24	20
Total interest income (2)	(7,626)	(587)	(8,213)	(6,918)	—	(6,918)
Interest Expense
Deposits:
Savings, interest-bearing
demand, and money markets	(936)	(2,375)	(3,311)	791	(1,261)	(470)
Time deposits	(3,089)	124	(2,965)	(2,278)	(3,583)	(5,861)
Total deposits	(4,025)	(2,251)	(6,276)	(1,487)	(4,844)	(6,331)
Other borrowed funds	(2)	(828)	(830)	(1,270)	(12)	(1,282)
Total interest expense	(4,027)	(3,079)	(7,106)	(2,757)	(4,856)	(7,613)
Net interest income (2)	$(3,599)	$2,492	$(1,107)	$(4,161)	$4,856	$695

(1)	Balances of nonaccrual loans have been included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35% and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investments and loans.

Tax-equivalent interest income and fees on loans declined $6,607 for the year ended December 31, 2011, compared to 2010, primarily due to a decline of $111,144 in the average volume of loans outstanding.  The average yield on loans declined slightly to 5.57 percent for 2011, compared to 5.61 percent for 2010.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The interest rate levels influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Loan pricing in the Company's market areas remains competitive, while the demand for new loans began to grow in the second quarter of 2011.

The average balance of investment securities in 2011 fell $35,093 compared to 2010, while the yield declined 10 basis points.  The volume declined due to maturities, paydowns on collateralized mortgage obligations and mortgage-backed securities, and calls related to refinancings in the low interest rate environment. During 2011, investment securities totaling $84,726 were called or matured, and $109,323 were purchased.

The average balance of federal funds sold and other short-term investments declined $104,975 during 2011, and is the primary reason the yield on total interest-earning assets increased 23 basis points compared to 2010. West Bank's goal for 2012 is to further manage the average balance of federal funds sold to lower levels while maintaining appropriate levels of liquidity.

The 2011 average rate paid on deposits declined to 0.98 percent from 1.34 percent for 2010.  The continuing reduction in market rates paid, and the reduction in certificates of deposit by allowing wholesale deposits to mature without renewal during 2011 caused interest expense to decline by $6,276. Certificates of deposit also declined because some customers are unwilling to lock in low interest rates for an extended period of time.

The average rate paid on other borrowings declined 44 basis points to 2.60 percent.  The effective rate on the outstanding subordinated notes declined 274 basis points as those notes became variable on October 1, 2010. The rate as of December 31, 2011, was 3.53 percent, which was approximately half of the former fixed rate. The rate paid on this debt adjusts quarterly at 305 basis points over the three-month LIBOR and is expected to remain at or near the current rate in 2012.

INVESTMENT PORTFOLIO

The following table sets forth the composition of the Company's securities available for sale as of the dates indicated.

	As of December 31
	2011	2010	2009
U.S. government agencies and corporations	$13,003	$47,798	$177,890
State and political subdivisions	52,517	59,137	87,935
Collateralized mortgage obligations	175,498	122,617	54,375
Mortgage-backed securities	35,636	18,603	10,203
Trust preferred securities	2,011	1,976	2,067
Corporate notes and other investments	4,480	6,195	8,008
Total	$283,145	$256,326	$340,478

The investments presented in the following table are at carrying value and reported by contractual maturity as of December 31, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities within the portfolio have monthly paydowns.

December 31, 2011

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$—	$9,993	$3,010	$—	$13,003
State and political subdivisions	1,154	7,626	20,111	23,626	52,517
Collateralized mortgage obligations	—	—	7,287	168,211	175,498
Mortgage-backed securities	—	1,947	10,455	23,234	35,636
Trust preferred securities	—	—	—	2,011	2,011
Corporate notes and other investments	—	4,180	—	300	4,480
Total	$1,154	$23,746	$40,863	$217,382	$283,145

Weighted average yield:
U.S. government agencies and corporations	—	1.09%	3.90%	—
State and political subdivisions (1)	5.38%	5.80%	5.29%	6.90%
Collateralized mortgage obligations	—	—	2.49%	2.35%
Mortgage-backed securities	—	3.25%	3.29%	2.15%
Trust preferred securities	—	—	—	2.26%
Corporate notes and other investments	—	4.12%	—	—
Total	5.38%	3.31%	4.17%	2.79%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental tax rate of 35% and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investments.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values by selecting a sample of securities from each category of investment securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested and we concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

As of December 31, 2011, existing gross unrealized losses of $4,721 are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not reduced estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. As discussed below, $3,129 of the total unrealized losses relate to one pooled TPS.

All of the Company's state and political subdivisions investments are with Iowa communities, except for two issues from Nebraska, and all are considered to have acceptable credit risks. Collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA. Corporate notes include one issuance by the Student Loan Mortgage Association with a fair value of $3,708 and an unrealized loss of $284 as of December 31, 2011, which is scheduled to mature in 2014, and is considered to have acceptable credit risk. The debt obligations were all within the credit ratings acceptable under West Bank's investment policy.

The Company believes the unrealized loss of $965 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected. Therefore, the Company does not consider this investment to be OTTI at December 31, 2011.

As of December 31, 2011, the Company held a pooled TPS, ALESCO Preferred Funding X, Ltd., with an unrealized loss of $3,129, that is OTTI and has been placed on nonaccrual status. The accrual of interest on an investment security is discontinued when a security is deemed OTTI. The Company engaged an independent consulting firm to assist management with the valuation of this security. Based on that valuation, management determined the security had an estimated fair value of $1,245 at December 31, 2011. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question. Details on the methodology for determining fair value for this security is more fully discussed in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K.

Based on the valuation work performed for this security, credit losses of $99, $117, and $310 were recognized for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the unrealized loss of $3,129 is reflected in accumulated other comprehensive income, net of taxes of $1,189. The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

At December 31, 2011, the most significant risk of a future impairment charge relates to the Company's investment in TPS of other banks discussed above. As previously mentioned, management has concluded that only the pooled TPS is OTTI. Any potential future loss that would be considered a credit loss or an increase in the amount of the unrealized loss attributed to credit, would negatively impact net income and regulatory capital; however, as previously noted, the fair market value adjustment at December 31, 2011, has already been recorded against equity.

As of December 31, 2011, the Company did not have securities from a single issuer, except for the United States government or its agencies, which exceeded 10 percent of consolidated stockholders' equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2011	2010	2009	2008	2007
Commercial	$255,702	$310,376	$356,885	$391,926	$364,994
Real estate:
Construction, land, and land development	101,607	116,601	148,505	152,704	153,184
1-4 family residential first mortgages	63,218	51,760	64,288	67,630	58,833
Home equity	26,423	26,111	30,110	35,504	32,881
Commercial	386,137	372,404	413,063	441,444	360,255
Consumer and other loans	6,155	11,514	8,163	11,884	13,790
Total loans	839,242	888,766	1,021,014	1,101,092	983,937
Deferred loan fees, net	283	117	304	357	372
Total loans, net of deferred fees	$838,959	$888,649	$1,020,710	$1,100,735	$983,565

As of December 31, 2011, the total amount of loans was approximately 88 percent of total deposits and 66 percent of total assets.  As of December 31, 2011, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were no non-U.S. loans outstanding during the years presented.

Loans outstanding declined approximately 5.6 percent compared to the end of 2010. The majority of the decline was in the commercial segment. The loan pipeline as of January 2012 is improving and management believes the Company is well-positioned to grow its loan portfolio.

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

Real estate loans include various types of loans for which West Bank holds real property as collateral, and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every 5 years with payments based on up to 30-year amortization periods.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities of up to 24 months.  West Bank originates residential real estate loans for its portfolio and for sale in the secondary market for a fee.

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

Loans as of December 31, 2011	Within one year	After one but within five years	After five years	Total
Commercial	$131,151	$117,307	$7,244	$255,702
Real estate:
Construction, land, and land development	54,912	35,024	11,671	101,607
1-4 family residential first mortgages	14,679	46,556	1,983	63,218
Home equity	7,702	10,736	7,985	26,423
Commercial	47,615	232,455	106,067	386,137
Consumer and other loans	3,386	2,534	235	6,155
Total loans	$259,445	$444,612	$135,185	$839,242

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$312,274	$74,128
Variable rates		132,338	61,057
		$444,612	$135,185

Risk Elements

The following table sets forth the amount of nonperforming loans by segment and other nonperforming assets held by the Company and common ratio measurements of those items.

	Years Ended December 31
	2011	2010	2009	2008	2007
Nonaccrual loans	$8,572	$7,945	$12,350	$21,367	$5,469
Loans past due 90 days and still accruing interest	—	198	1,150	92	408
Troubled debt restructured loans (1)	2,121	4,787	12,817	7,376	—
Total nonperforming loans	10,693	12,930	26,317	28,835	5,877
Other real estate owned	10,967	19,193	25,350	4,352	155
Nonaccrual investment securities	1,245	1,339	1,282	2,575	—
Total nonperforming assets	$22,905	$33,462	$52,949	$35,762	$6,032

Nonperforming loans to total loans	1.27%	1.46%	2.58%	2.62%	0.60%
Nonperforming assets to total assets	1.80%	2.56%	3.36%	2.30%	0.45%

(1)
While restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Troubled debt restructured loans on nonaccrual status, if any, are included in the nonaccrual category.

The following tables set forth the annual activity within each category of nonperforming loans and assets for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	5	5
Additions	7,380	2,396	390	10,166	713	—	10,879
Transfers:
Past due to nonaccrual	238	(238)	—	—	—	—	—
Past due to troubled debt	—	(856)	856	—	—	—	—
Troubled debt to nonaccrual	114	—	(114)	—	—	—	—
Nonaccrual to troubled debt	(171)	—	171	—	—	—	—
Nonaccrual to OREO	(1,049)	—	—	(1,049)	1,049	—	—
Upgrade in classification	(463)	(555)	(3,642)	(4,660)	—	—	(4,660)
Sales	—	—	—	—	(6,476)	—	(6,476)
Subsequent write-downs/
impairments	(3,361)	(98)	—	(3,459)	(3,512)	(99)	(7,070)
Payments	(2,061)	(847)	(327)	(3,235)	—	—	(3,235)
Balance at end of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905

	Year ended December 31, 2010
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning of period	$12,350	$1,150	$12,817	$26,317	$25,350	$1,282	$52,949
Increase in fair market value	—	—	—	—	—	321	321
Additions	5,694	7,853	5,111	18,658	5,528	625	24,811
Transfers:
Past due to nonaccrual	1,738	(1,738)	—	—	—	—	—
Troubled debt to nonaccrual	2,891	—	(2,891)	—	—	—	—
Troubled debt to past due	—	16	(16)	—	—	—	—
Nonaccrual to OREO	(1,660)	—	—	(1,660)	1,660	—	—
Upgrade in classification	(2,303)	(6,734)	(9,955)	(18,992)	—	—	(18,992)
Sales	—	—	—	—	(11,666)	(584)	(12,250)
Subsequent write-downs/
impairments	(6,115)	(11)	(24)	(6,150)	(1,679)	(305)	(8,134)
Payments	(4,650)	(338)	(255)	(5,243)	—	—	(5,243)
Balance at end of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462

Total nonperforming assets have declined 31.5 percent since the end of 2010. As indicated in the tables above, the decline in nonperforming assets is spread across all categories, except nonaccrual loans, which increased $627 during 2011. During the last three years, one of management's highest priorities has been to improve asset quality and reduce nonperforming assets.

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.  Interest income on troubled debt restructured loans (TDR) is recognized pursuant to the revised terms of the loan agreement.  A TDR may be reported in the nonaccrual category if it is not performing in accordance with its revised terms. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral.

Outstanding loans of $7,732 were placed on nonaccrual status during 2011.  Charge-offs of $3,361 were recorded in 2011 related to nonaccrual loans and $1,049 was transferred to other real estate owned.  A loan may be removed from nonaccrual status when payments have resumed and it is reasonable to expect continued payment performance. For the years ended December 31, 2011, 2010, and 2009, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $450, $664, and $1,411, respectively.

A loan may be considered a TDR loan when the interest rate is reduced below that of a new loan with comparable risk or the term is extended beyond the original maturity date and the borrower is considered to be experiencing financial difficulties.  The payment history of the customer, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial statements and tax returns are obtained and analyzed. A current assessment of collateral is performed. The approval process for TDRs is the same as that for new loans. The TDRs with extended terms are accounted for as impaired until ongoing performance is established.  Any TDR with an interest rate concession remains in TDR status until paid off. The average balance of all impaired loans during 2011 was approximately $26,422.  Interest income recognized on impaired loans in 2011, 2010, and 2009 was approximately $1,046, $1,467, and $1,808, respectively.

As of December 31, 2011, West Bank had identified approximately $9,124 to three commercial real estate customers, $1,393 to two commercial customers, and $500 to a residential mortgage customer as potential problem loans. None of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each of them.

The composition of other real estate owned as of December 31, 2011 and 2010, is shown in the following table.

	2011	2010
Construction, land development, and other land	$9,602	$12,953
1-4 family residential properties	145	1,038
Multifamily	270	1,374
Commercial properties	950	3,828
	$10,967	$19,193

The Company is actively marketing the assets included in the previous table.  Valuations of other real estate owned are performed by management at least annually and sometimes more frequently, so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  Unfortunately, demand for commercial real estate and development land remains weak.  Management realizes the longer real estate is held in this economic climate, the more susceptible the Company is to declines in value.The construction and land development category includes four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family properties consist of two homes in the Des Moines area. The multifamily category consists of one apartment building in the Des Moines area.  The commercial properties consist of two commercial facilities in the Des Moines area.

SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; the value and adequacy of loan collateral; the condition of the local economy and the condition of the specific industry of the borrower; the levels and trends of loans by segment; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central Iowa. The local economy is comprised primarily of service industries and state and county governments.

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or later acquired information.  Furthermore, changes in future economic activity are always uncertain.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as integral parts of their examination processes, periodically review the estimated losses on loans.  Such agencies may require West Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

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

	Analysis of the Allowance for Loan Losses for the Years
	Ended December 31
	2011	2010	2009	2008	2007
Balance at beginning of period	$19,087	$19,126	$15,441	$8,935	$8,494
Charge-offs:
Commercial	2,976	5,785	8,495	8,993	1,741
Real estate:
Construction, land, and land development	2	209	2,859	952	—
1-4 family residential first mortgages	946	371	1,087	38	113
Home equity	97	266	598	92	243
Commercial	722	53	3,551	36	—
Consumer and other loans	21	234	4,790	259	45
	4,764	6,918	21,380	10,370	2,142
Recoveries:
Commercial	1,809	716	493	236	191
Real estate:
Construction, land, and land development	2	10	20	—	—
1-4 family residential first mortgages	42	33	8	22	20
Home equity	29	16	11	—	—
Commercial	1	10	—	—	—
Consumer and other loans	22	44	33	18	22
	1,905	829	565	276	233
Net charge-offs	2,859	6,089	20,815	10,094	1,909
Provision for loan losses charged to operations	550	6,050	24,500	16,600	2,350
Balance at end of period	$16,778	$19,087	$19,126	$15,441	$8,935
Average loans outstanding	$850,833	$961,977	$1,100,045	$1,054,558	$945,669
Ratio of net charge-offs during the period
to average loans outstanding	0.34%	0.63%	1.89%	0.96%	0.20%
Ratio of allowance for loan losses to
average loans outstanding	1.97%	1.98%	1.74%	1.46%	0.94%

According to the September 2011 Bank Holding Company Performance Report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, the percentage of net charge-offs to average loans for all banks with total assets between $1 billion and $3 billion was 0.88 percent for the first nine months of 2011. As shown above, the Company's net charge-off ratio was considerably below that average in 2011 as gross charge-offs declined 31 percent compared to 2010.

Commercial charge-offs in 2011 included $2,420 related to seven customers. Commercial recoveries in 2011 included $1,441 related to two customers.

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately-owned Iowa business person or entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, as was experienced in 2008 and 2009, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.  Although management believes that the real estate markets in which West Bank makes loans are not as depressed as in some other parts of the country, we believe that real estate-related credit risks continue to be higher than normal in our markets.

Nonperforming assets continued to decline in 2011.  We are experiencing changes in the components of nonperforming assets as certain loans move from nonaccrual status to other real estate owned to ultimate disposition.

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	2011		2010		2009		2008		2007
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,409	30.47%	$7,940	34.92%	$7,988	34.95%	$9,177	35.59%	$2,762	37.10%
Real estate:
Construction, land,
and land development	3,572	12.11%	3,787	13.12%	3,260	14.54%	2,310	13.87%	1,267	15.57%
1-4 family residential
first mortgages	1,215	7.53%	647	5.82%	649	6.30%	296	6.14%	436	5.98%
Home equity	832	3.15%	658	2.94%	654	2.95%	270	3.23%	909	3.34%
Commercial	6,667	46.01%	5,823	41.90%	6,438	40.46%	3,227	40.09%	3,475	36.61%
Consumer and other loans	83	0.73%	232	1.30%	137	0.80%	161	1.08%	86	1.40%
	$16,778	100.00%	$19,087	100.00%	$19,126	100.00%	$15,441	100.00%	$8,935	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories, the historical net loss experience by category, which can vary over time, specific reserves for loans considered impaired, and management's assessment of economic factors that may influence potential losses in the loan portfolio.  Prior to 2010, the historical experience factor was calculated using a three-year average. That average was updated once per year at the end of each calendar year. In 2010, that calculation was modified to use a rolling 12-quarter average. It was felt that by using a rolling 12-quarter average, the most recent charge off experience is factored into the analysis sooner. The allocation of the allowance for loan losses as of December 31, 2011, includes specific reserves of $100 in the commercial category for two borrowers, $2,630 in the construction, land, and land development category for three borrowers, $84 in the residential mortgage category for one borrower, $156 in the home equity category for two borrowers, $200 in the commercial real estate category for one borrower, and $12 in the consumer category for one borrower.  Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

DEPOSITS

The Company's primary source of funds is customer deposits. Total deposits as of December 31, 2011, were $957,373, a reduction of 1.5 percent compared to the end of 2010. The decline was primarily in certificates of deposit, which declined $98,881 compared to December 31, 2010. The majority of the reduction was due to the decision to let the Company's wholesale deposits mature and a decline in commercial certificates of deposit balances.

While approximately 65 percent of West Bank's total certificates of deposit mature in the next year, it is anticipated that a significant portion of these certificates will be renewed.  Rate-sensitive certificates of deposit in excess of $100 experience somewhat higher volatility with regard to renewal volume as West Bank adjusts rates based upon funding needs.  In the event a substantial volume of certificates are not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.  However, a sustained reduction in overall deposit volume would have a significant negative impact on the Company's operations and liquidity.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2011.

3 months or less	$40,096
Over 3 through 6 months	19,834
Over 6 through 12 months	16,798
Over 12 months	22,015
$98,743

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$252,307	—	$229,939	—	$201,243	—
Interest-bearing demand:
Reward Me checking	85,931	1.85%	82,254	2.40%	69,779	3.29%
Other interest-bearing demand	60,416	0.18%	78,163	0.25%	66,925	0.27%
Money market	275,241	0.39%	253,351	0.63%	227,014	0.72%
Savings:
SmartyPig® savings	—	—	113,290	2.01%	102,144	2.33%
Other savings	47,969	0.19%	40,985	0.33%	37,417	0.36%
Time certificates	239,624	1.70%	421,015	1.67%	527,075	2.45%
	$961,488		$1,218,997		$1,231,597

The rate on the Reward Me checking product is expected to decline further in 2012 due to implementation of a rate reduction in December 2011. Interest rates on time certificates may also trend slightly lower in 2012 as current certificates mature and are reinvested at current market rates. Other deposit rates are not expected to change significantly until there is a change in market rates.

BORROWED FUNDS

The following table summarizes the outstanding principal balances and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2011		2010		2009
	Balance	Rate	Balance	Rate	Balance	Rate
Subordinated notes	$20,619	3.53%	$20,619	3.45%	$20,619	7.14%
FHLB advances	105,000	3.89%	105,000	3.89%	125,000	4.24%
Federal funds purchased and securities
sold under agreements to repurchase	55,841	0.24%	52,095	0.28%	40,342	0.45%
Other short-term borrowings	—	—	2,914	—	2,553	—
	$181,460	2.73%	$180,628	2.74%	$188,514	3.69%

The following tables set forth the average principal balance, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Subordinated notes	$20,619	3.47%	$20,619	6.21%	$20,619	7.14%
FHLB advances	105,000	3.89%	108,726	3.97%	125,000	4.24%
Federal funds purchased and securities
sold under agreements to repurchase	63,290	0.27%	59,697	0.35%	85,987	0.37%
Other short-term borrowings	2,110	—	2,056	—	1,288	—
	$191,019	2.60%	$191,098	3.04%	$232,894	3.04%

	2011	2010	2009
Maximum amount outstanding during
the year:
Subordinated notes	$20,619	$20,619	$20,619
FHLB advances	105,000	125,000	125,000
Federal funds purchased and securities
sold under agreements to repurchase	88,592	91,431	136,613
Other short-term borrowings	3,771	3,544	4,047

The FHLB advances, which have maturity dates of 2016 through 2018, are callable on a quarterly basis. Unless market rates on long-term borrowings increase considerably, that is not expected to occur. The fluctuation in the balances of federal funds purchased and securities sold under agreements to repurchase is dependent upon the loan demand and investment strategy of downstream correspondent banks for federal funds purchased and customer cash flows for securities sold under agreements to repurchase. Other short-term borrowings as of December 31, 2010 and 2009 consisted of Treasury, Tax, and Loan Option Notes. That program ended on December 30, 2011.

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

West Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management of the Company does not expect any significant losses as a result of these commitments. Off-balance sheet commitments are more fully discussed in Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K.

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of contractual obligations of the Company by maturity period as of December 31, 2011.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Deposits	$957,373	$892,718	$43,656	$20,999	$—
Federal funds purchased and securities sold
under agreements to repurchase	55,841	55,841	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	—	50,000	55,000
Noncancelable operating lease commitments	20,235	1,447	2,781	2,791	13,216
Total	$1,159,068	$950,006	$46,437	$73,790	$88,835

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $87,104 at December 31, 2011, a decline of $850 from December 31, 2010.  West Bank had additional borrowing capacity available from the FHLB of approximately $35,157 at December 31, 2011.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of December 31, 2011.  Net cash from continuing operating activities contributed $26,030, $25,084, and $16,706 to liquidity for the years 2011, 2010, and 2009, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provide strong liquidity for the Company as of December 31, 2011.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Those requirements include a requirement for bank holding companies and their subsidiary banks to maintain total capital to risk-weighted assets of at least 8.00 percent, of which at least half must be Tier 1 capital, and a Tier 1 leverage ratio of at least 4.00 percent. As of December 31, 2011, the Company had a total risk-based capital ratio of 16.27 percent, a Tier 1 capital ratio of 15.01 percent, and a Tier 1 leverage ratio of 11.05 percent. West Bank had ratios of 15.09 percent, 13.83 percent, and 9.95 percent, respectively. As these ratios indicate, both the Company and West Bank are considered well-capitalized for regulatory purposes as of December 31, 2011.

The Company's total stockholders' equity declined to $123,451 at December 31, 2011, from $145,436 at December 31, 2010.  The reduction was due to the June 2011 repurchase of $36,000 of preferred stock issued to the Treasury Department through the Capital Purchase Program. In addition, the Company repurchased the warrant issued as a part of this program in August 2011 for $700. This reduction in stockholders' equity was partially offset by 2011 net income less preferred and common stock dividends paid and increased accumulated other comprehensive income due to unrealized gains in the investment portfolio.  At December 31, 2011, total stockholders' equity was 9.72 percent of total assets, compared to 11.14 percent at December 31, 2010. Tangible common equity as a percentage of tangible assets at December 31, 2011, was 9.72 percent compared to 8.49 percent at December 31, 2010.

On March 11, 2011, the Company filed a registration statement registering up to $30,000 for future sales of common or preferred stock. This provides a possible source of capital in the event growth opportunities present themselves.

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

The Company uses a purchased computer software simulation modeling program to measure its exposure to potential interest rate changes.  For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulation modeling program allows for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2011 materially changed compared to 2010.

The following table presents the estimated change in net interest income for the coming twelve months under several scenarios of assumed interest rate changes for the rate shock levels shown:

Scenario	% Change
300 basis points rising	5.35%
200 basis points rising	3.51%
100 basis points rising	0.65%
Base	—

As of December 31, 2011, the estimated effect of an immediate 300 basis point increase in interest rates would cause the Company's net interest income to increase by approximately 5.35 percent, or $2,240 in 2012. The estimated effect of an immediate decrease in rates is not reasonably calculable due to the current historically low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short-term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short-term as the change in market rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions.  Actual values may differ from those projections set forth above.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

The following table sets forth the estimated maturity, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2011.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$354,003	$107,176	$323,302	$58,567	$843,048
Securities available for sale	28,736	69,468	126,263	58,678	283,145
Federal funds sold and other
short-term investments	51,332	—	—	—	51,332
Federal Home Loan Bank stock	11,352	—	—	—	11,352
Total interest-earning assets	445,423	176,644	449,565	117,245	1,188,877
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand,
and money markets	501,453	—	—	—	501,453
Time	57,113	65,465	63,982	473	187,033
Federal funds purchased and securities sold
under agreement to repurchase	55,841	—	—	—	55,841
Long-term borrowings	20,619	—	50,000	55,000	125,619
Total interest-bearing liabilities	635,026	65,465	113,982	55,473	869,946
Interest sensitivity gap per period	$(189,603)	$111,179	$335,583	$61,772	$318,931
Cumulative interest sensitivity gap	$(189,603)	$(78,424)	$257,159	$318,931	$318,931
Interest sensitivity gap ratio	0.70	2.70	3.94	2.11	1.37
Cumulative interest sensitivity gap ratio	0.70	0.89	1.32	1.37	1.37

As of December 31, 2011, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.89, meaning that the Company is liability sensitive over the cumulative twelve-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within these time frames are savings, money market, and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2012, expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
March 7, 2012

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2011 and 2010, and the related statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 7, 2012, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
March 7, 2012

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

West Bancorporation, Inc. and subsidiary's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.  The independent registered public accounting firm that audited the financial statements included in the annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer

March 7, 2012

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2011 and 2010

(in thousands, except per share data)	2011	2010
ASSETS
Cash and due from banks	$35,772	$20,069
Federal funds sold and other short-term investments	51,332	67,885
Cash and cash equivalents	87,104	87,954
Securities available for sale	283,145	256,326
Federal Home Loan Bank stock, at cost	11,352	11,211
Loans held for sale	4,089	4,452
Loans	838,959	888,649
Allowance for loan losses	(16,778)	(19,087)
Loans, net	822,181	869,562
Premises and equipment, net	5,396	5,068
Accrued interest receivable	4,183	4,959
Bank-owned life insurance	25,724	25,395
Other real estate owned	10,967	19,193
Deferred tax assets	8,409	11,164
Other assets	6,974	10,179
Total assets	$1,269,524	$1,305,463

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$268,887	$230,277
Interest-bearing demand	158,141	142,031
Savings	343,312	313,850
Time of $100,000 or more	98,743	178,388
Other time	88,290	107,526
Total deposits	957,373	972,072
Federal funds purchased and securities sold under agreements to repurchase	55,841	52,095
Other short-term borrowings	—	2,914
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	7,240	7,327
Total liabilities	1,146,073	1,160,027
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, with a liquidation preference of $1,000 per share;
authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2011,
and 36,000 shares issued and outstanding at December 31, 2010	—	34,508
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares
issued and outstanding at December 31, 2011 and 2010	3,000	3,000
Additional paid-in capital	33,687	34,387
Retained earnings	86,110	76,188
Accumulated other comprehensive income (loss)	654	(2,647)
Total stockholders' equity	123,451	145,436
Total liabilities and stockholders' equity	$1,269,524	$1,305,463

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Operations Years Ended December 31, 2011, 2010, and 2009

(in thousands, except per share data)	2011	2010	2009
Interest income:
Loans, including fees	$46,640	$53,215	$59,309
Securities:
Taxable securities	4,193	4,330	3,937
Tax-exempt securities	2,252	3,057	3,963
Federal funds sold and other short-term investments	234	541	521
Total interest income	53,319	61,143	67,730
Interest expense:
Demand deposits	1,704	2,165	2,481
Savings deposits	1,153	4,003	4,157
Time deposits	4,084	7,049	12,910
Federal funds purchased and securities sold under agreements
to repurchase	174	210	320
Subordinated notes	715	1,280	1,472
Long-term borrowings	4,087	4,316	5,296
Total interest expense	11,917	19,023	26,636
Net interest income	41,402	42,120	41,094
Provision for loan losses	550	6,050	24,500
Net interest income after provision for loan losses	40,852	36,070	16,594
Noninterest income:
Service charges on deposit accounts	3,244	3,361	4,021
Debit card usage fees	1,453	1,329	1,123
Service fee from SmartyPig, LLC	—	1,314	—
Trust services	792	818	786
Gains and fees on sales of residential mortgages	1,454	1,533	1,114
Increase in cash value of bank-owned life insurance	884	869	776
Gain from bank-owned life insurance	637	422	840
Other income	996	1,006	972
Total noninterest income	9,460	10,652	9,632
Investment securities gains (losses), net:
Total other than temporary impairment losses	(99)	(305)	(3,444)
Portion of loss recognized in other comprehensive income
(loss) before taxes	—	—	832
Net impairment losses recognized in earnings	(99)	(305)	(2,612)
Realized securities gains, net	—	40	1,884
Investment securities (losses), net	(99)	(265)	(728)
Noninterest expense:
Salaries and employee benefits	13,194	10,996	9,938
Occupancy	3,342	3,207	3,451
Data processing	1,921	1,815	1,761
FDIC insurance expense	1,298	3,082	2,736
Other real estate owned expense	2,883	1,716	368
Professional fees	878	959	964
Miscellaneous losses	455	1,330	70
Goodwill impairment	—	—	13,376
Other expenses	4,902	4,639	5,241
Total noninterest expense	28,873	27,744	37,905

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Operations (continued) Years Ended December 31, 2011, 2010, and 2009

(in thousands, except per share data)	2011	2010	2009
Income (loss) before income taxes	$21,340	$18,713	$(12,407)
Income taxes (benefits)	6,072	5,330	(7,356)
Income (loss) from continuing operations	15,268	13,383	(5,051)
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(10,262)
Income tax benefits	—	—	(696)
Loss from discontinued operations	—	—	(9,566)
Net income (loss)	15,268	13,383	(14,617)
Preferred stock dividends and accretion of discount	(2,387)	(2,284)	(2,276)
Net income (loss) available to common stockholders	$12,881	$11,099	$(16,893)
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share
from continuing operations	$0.74	$0.64	$(0.42)
Basic and diluted (loss) per common share
from discontinued operations	—	—	(0.55)
Basic and diluted earnings (loss) per common share	$0.74	$0.64	$(0.97)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 2011, 2010, and 2009

(in thousands, except per share data)	2011	2010	2009
Net income (loss)	$15,268	$13,383	$(14,617)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during the period	(94)	15	(1,142)
Less: reclassification adjustment for impairment losses realized in net
income	99	305	310
Net unrealized gains (losses) on securities with other than temporary
impairment before tax expense	5	320	(832)
Unrealized gains on securities without other than temporary
impairment before tax:
Unrealized holding gains arising during the period	5,320	2,404	2,098
Less: reclassification adjustment for net gains realized in net
income	—	(40)	(1,884)
Less: reclassification adjustment for impairment losses realized in net
income	—	—	2,302
Net unrealized gains on other securities before tax expense	5,320	2,364	2,516
Other comprehensive income before tax	5,325	2,684	1,684
Tax expense related to other comprehensive income	(2,024)	(1,020)	(640)
Other comprehensive income, net of tax	3,301	1,664	1,044
Comprehensive income (loss)	$18,569	$15,047	$(13,573)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011, 2010, and 2009

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$33,548	$3,000	$34,452	$82,793	$(3,730)	$150,063
Cumulative effect accounting adjustment, net of tax (1)	—	—	—	1,625	(1,625)	—
Net (loss)	—	—	—	(14,617)	—	(14,617)
Other comprehensive income	—	—	—	—	1,044	1,044
Preferred stock discount accretion	476	—	—	(476)	—	—
Preferred stock issuance costs	—	—	(65)	—	—	(65)
Cash dividends declared, $0.09 per common share	—	—	—	(1,566)	—	(1,566)
Preferred stock dividends declared	—	—	—	(1,800)	—	(1,800)
Balance, December 31, 2009	34,024	3,000	34,387	65,959	(4,311)	133,059
Net income	—	—	—	13,383	—	13,383
Other comprehensive income	—	—	—	—	1,664	1,664
Preferred stock discount accretion	484	—	—	(484)	—	—
Cash dividends declared, $0.05 per common share	—	—	—	(870)	—	(870)
Preferred stock dividends declared	—	—	—	(1,800)	—	(1,800)
Balance, December 31, 2010	34,508	3,000	34,387	76,188	(2,647)	145,436
Net income	—	—	—	15,268	—	15,268
Other comprehensive income	—	—	—	—	3,301	3,301
Preferred stock discount accretion	1,492	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	(36,000)
Repurchase of common stock warrant	—	—	(700)	—	—	(700)
Cash dividends declared, $0.17 per common share	—	—	—	(2,959)	—	(2,959)
Preferred stock dividends declared	—	—	—	(895)	—	(895)
Balance, December 31, 2011	$—	$3,000	$33,687	$86,110	$654	$123,451

(1)
Represents reclassifications of noncredit-related components of previously recorded other than temporary impairment losses pursuant to the adoption of FSP 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments, now included as part of FASB ASC Topic 320, Investments-Debt and Equity Securities.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2011, 2010, and 2009

(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$15,268	$13,383	$(14,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	550	6,050	24,500
Goodwill impairment of banking operations	—	—	13,376
Goodwill impairment of discontinued operations	—	—	11,160
Net amortization and accretion	3,142	1,714	798
(Gain) loss on disposition of premises and equipment	(8)	(2)	7
Securities gains, net	—	(40)	(1,884)
Investment securities impairment losses	99	305	2,612
Gain on sale of loans	(1,321)	(1,447)	(1,065)
Proceeds from sales of loans held for sale	71,273	73,334	72,299
Originations of loans held for sale	(69,545)	(76,051)	(70,548)
Gain on sale of other real estate owned	(339)	(388)	(27)
Write-down of other real estate owned	3,109	1,621	133
Gain from bank-owned life insurance	(637)	(422)	(840)
Increase in value of bank-owned life insurance	(884)	(869)	(776)
Depreciation	612	582	688
Deferred income taxes (benefits)	731	639	(7,261)
Other	—	—	(1,594)
Change in assets and liabilities:
Decrease in accrued interest receivable	776	543	913
Decrease (increase) in other assets	3,066	5,669	(9,026)
Increase (decrease) in accrued expenses and other liabilities	138	463	(2,142)
Net cash provided by operating activities - continuing operations	26,030	25,084	16,706
Net cash provided by operating activities - discontinued operations	—	—	905
Net cash provided by operating activities	26,030	25,084	17,611
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	84,726	299,728	191,468
Purchases of securities available for sale	(109,323)	(214,710)	(350,186)
Purchases of Federal Home Loan Bank stock	(879)	(1,385)	(2,617)
Proceeds from redemption of Federal Home Loan Bank stock	738	965	—
Net change in loans	46,101	125,541	35,022
Net proceeds from sales of other real estate owned	6,141	5,400	5,083
Proceeds from sales of premises and equipment	51	9	2
Purchases of premises and equipment	(981)	(368)	(1,348)
Proceeds of principal and earnings from bank-owned life insurance	1,192	1,296	1,493
Net cash provided by (used in) investing activities -
continuing operations	27,766	216,476	(121,083)
Net cash used in investing activities - discontinued operations	—	—	(20)
Net cash provided by (used in) investing activities	27,766	216,476	(121,103)

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2011, 2010, and 2009

(in thousands)	2011	2010	2009
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$(14,699)	$(274,545)	$91,485
Net increase (decrease) in federal funds purchased and securities sold
under agreements to repurchase	3,746	11,753	(52,769)
Net increase (decrease) in other short-term borrowings	(2,914)	361	2,308
Principal payments on long-term borrowings	—	(20,000)	—
Common stock dividends paid	(2,959)	(870)	(1,566)
Preferred stock dividends paid	(1,120)	(1,800)	(1,575)
Redemption of preferred stock	(36,000)	—	—
Repurchase of common stock warrant	(700)	—	—
Preferred stock issuance costs	—	—	(65)
Net cash provided by (used in) financing activities -
continuing operations	(54,646)	(285,101)	37,818
Net cash provided by financing activities - discontinued operations	—	—	200
Net cash provided by (used in) financing activities	(54,646)	(285,101)	38,018
Net decrease in cash and cash equivalents	(850)	(43,541)	(65,474)
Cash and Cash Equivalents:
Beginning	87,954	131,495	196,969
Ending	$87,104	$87,954	$131,495

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$12,383	$19,579	$28,879
Income taxes	4,784	2,043	2,276

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$1,763	$7,188	$26,188
Transfer of other real estate owned to loans	674	6,655	—
Sale of WB Capital Management Inc. in exchange for a note receivable	—	—	2,000
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. and subsidiary (the Company) operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is state chartered and has its main office in West Des Moines, Iowa, with seven additional branches located in the Des Moines metropolitan area, two branches located in Iowa City, Iowa, and one branch located in Coralville, Iowa.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities (TPS).  On December 31, 2009, West Bancorporation, Inc. sold WB Capital Management Inc. (WB Capital), a wholly-owned investment advisory subsidiary.

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value and other than temporary impairment (OTTI) of financial instruments, the allowance for loan losses, and the valuation of other real estate owned.

Consolidation policy:  The consolidated financial statements include the accounts of West Bancorporation, Inc. (the Holding Company), West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  The accounts of WB Capital are included as discontinued operations for all periods through the sale date of December 31, 2009.  See Note 2 for additional details.  In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, gains and fees on sales of residential mortgages, fees for trust services, and other miscellaneous banking related activities. This segment includes West Bank, the Holding Company, and related elimination entries between the two, as the Holding Company's operation is similar to that of West Bank.

Comprehensive income (loss):  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized gains (losses) of OTTI securities.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI.  The investment portfolio is evaluated for OTTI by segregating the portfolio into two segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests in securitized financial assets, including asset-backed securities and collateralized debt obligations, that had credit ratings below AA at the time of purchase, are evaluated using the model outlined in FASB ASC 325, Beneficial Interests in Securitized Financial Assets.

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

Under the FASB ASC 325 model, for the second segment of the portfolio, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.45 percent of outstanding advances from the FHLB and the outstanding principal balance of loans issued through the Mortgage Partnership Finance Program (MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis. All shares of stock are issued and redeemed at a par value of $100.

Loans held for sale:  Loans held for sale include residential real estate mortgages that were originated in accordance with secondary market pricing and underwriting standards and are stated at the lower of cost or fair value determined on an aggregate basis.  Gains and losses on loan sales are recorded in noninterest income. West Bank does not retain servicing responsibility on loans sold.

Loans:  Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

A loan is classified as troubled debt restructured (TDR) when the Company separately concludes that a borrower is experiencing financial difficulties and a concession was granted to the borrower that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden of the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual rather than TDR, if they are not performing per the restructured terms.

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List which includes classified loans. These loans involve the anticipated potential for payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans in each of the Company's loan segments are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrowers' abilities to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

The allowance consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements, and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as integral parts of their examination processes, periodically review West Bank's allowance for loan losses, and may require West Bank to make additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net operating results of the properties held are included in noninterest expense.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated financial statements.

Bank-owned life insurance:  The carrying amount of bank-owned life insurance consists of the initial premium paid, plus increases in cash value, less the carrying amount associated with any death benefit received.  Death benefits paid in excess of the applicable carrying amount are recognized as income, which is exempt from income taxes.

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

Preferred stock and common stock warrant:  The proceeds from the issuance of preferred stock and a common stock warrant were allocated between the two based upon the proportionate fair value of each at the time of receipt.  The resulting discount on preferred stock was accreted to par using an effective yield method over a five-year period with the remainder recorded upon redemption of the preferred stock.  The accretion resulted in an adjustment directly to retained earnings and reduced the income available to common shareholders.

Income taxes (benefits):  The Company files a consolidated federal income tax return.  Income tax expense (benefit) is generally allocated as if the Holding Company and its subsidiary file separate income tax returns.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, capital loss, operating loss, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and is not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  Management does not believe the Company has any material uncertain tax positions to disclose.

Interest and penalties related to income taxes are recorded as other noninterest expense in the consolidated statements of operations.

Earnings (loss) per common share:  Basic earnings (loss) per common share from continuing and discontinued operations are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share from continuing and discontinued operations reflect the potential dilution that could have occurred if the Company's outstanding stock warrant was exercised and converted into common stock during the period it was outstanding.  The dilutive effect was computed using the treasury stock method, which assumes all outstanding warrants were exercised during the time period they were outstanding.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings (loss) per common share calculation.

Certain items in the financial statements as of December 31, 2010, were reclassified to be consistent with the classifications used in the December 31, 2011, financial statements. The reclassification has no effect on net income or stockholders’ equity.

Current accounting developments:  In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  This guidance is included in the Codification as part of ASC 820. The portion of the guidance that was effective for annual periods beginning after December 15, 2010, required additional disclosure in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). A reporting entity must separately present information about purchases, sales, issuances, and settlements.  The adoption of this guidance did not have a material impact on the Company's consolidated financial position or statement of operations.

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

In April 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance removes from the assessment of effective control in the accounting for repurchase agreements (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

In June 2011, the FASB issued amended guidance for improving the comparability of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the changes in stockholders' equity and requires all nonowner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires entities to present all reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is included in the Codification as ASC 220. In December 2011, the FASB amended the guidance until further deliberations can be completed related to the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income. The amendment allows an alternative of including these disclosures in the footnotes rather than directly on the financial statements. Early adoption was permitted and the Company adopted this guidance effective June 30, 2011. The adoption did not have a material impact on the Company's consolidated financial statements.

Note 2. Discontinued Operations

A former subsidiary, WB Capital, was sold effective December 31, 2009. The consideration received was a $2,000 seven-year promissory note and contingent earn-out payments if WB Capital achieved certain revenue milestones.  During 2010, the note was rewritten and the contingent payment, which was not likely to occur, was eliminated. The results of operations and cash flows of WB Capital have been reflected on those financial statements as discontinued operations for all periods through the sale date of December 31, 2009.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The results of discontinued operations consisted of the following for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Revenue from discontinued operations:
Noninterest income	$—	$—	$6,184
Noninterest expense	—	—	16,446
Loss from discontinued operations before income taxes	—	—	(10,262)
Income taxes (benefits)	—	—	(696)
Loss from discontinued operations	$—	$—	$(9,566)

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

Note 3. Securities

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income (loss), and estimated fair value by security type as of December 31, 2011 and 2010.

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,644	$371	$(12)	$13,003
State and political subdivisions	50,172	2,398	(53)	52,517
Collateralized mortgage obligations (1)	173,438	2,301	(241)	175,498
Mortgage-backed securities (1)	34,967	706	(37)	35,636
Trust preferred securities	6,105	—	(4,094)	2,011
Corporate notes and other investments	4,764	—	(284)	4,480
	$282,090	$5,776	$(4,721)	$283,145

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$47,685	$274	$(161)	$47,798
State and political subdivisions	59,512	464	(839)	59,137
Collateralized mortgage obligations (1)	122,369	604	(356)	122,617
Mortgage-backed securities (1)	18,330	301	(28)	18,603
Trust preferred securities	6,194	—	(4,218)	1,976
Corporate notes and other investments	6,507	16	(328)	6,195
	$260,597	$1,659	$(5,930)	$256,326

(1) All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Securities with an amortized cost of approximately $96,062 and $168,066 as of December 31, 2011 and 2010, respectively, were pledged as collateral for the securities sold under agreements to repurchase, Treasury, Tax, and Loan Option Notes, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping on behalf of the Company.

The amortized cost and fair value of securities available for sale as of December 31, 2011, by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	2011
	Amortized Cost	Fair Value
Due in one year or less	$1,150	$1,154
Due after one year through five years	21,969	21,799
Due after five years through ten years	21,765	23,121
Due after ten years	28,801	25,937
	73,685	72,011
Collateralized mortgage obligations and mortgage-backed securities	208,405	211,134
	$282,090	$283,145

The details of the sales of securities for the years ended December 31, 2011, 2010, and 2009 are summarized in the following table.

	2011	2010	2009
Proceeds from sales	$—	$78,704	$155,064
Gross gains on sales	—	411	2,726
Gross losses on sales	—	371	842

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2011 and 2010.

	2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$4,988	$(12)	$—	$—	$4,988	$(12)
State and political subdivisions	—	—	3,090	(53)	3,090	(53)
Collateralized mortgage obligations	38,175	(241)	—	—	38,175	(241)
Mortgage-backed securities	17,898	(37)	—	—	17,898	(37)
Trust preferred securities	—	—	2,011	(4,094)	2,011	(4,094)
Corporate notes and other investments	—	—	3,708	(284)	3,708	(284)
	$61,061	$(290)	$8,809	$(4,431)	$69,870	$(4,721)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$19,853	$(161)	$—	$—	$19,853	$(161)
State and political subdivisions	25,374	(700)	2,003	(139)	27,377	(839)
Collateralized mortgage obligations	38,185	(356)	—	—	38,185	(356)
Mortgage-backed securities	9,104	(28)	—	—	9,104	(28)
Trust preferred securities	—	—	1,976	(4,218)	1,976	(4,218)
Corporate notes and other investments	—	—	3,661	(328)	3,661	(328)
	$92,516	$(1,245)	$7,640	$(4,685)	$100,156	$(5,930)

As of December 31, 2011, the available for sale investment portfolio included two municipal securities, two TPS, and one corporate note with unrealized losses that have existed for longer than one year.

All of the Company's municipal obligations are with Iowa communities, except for two in Nebraska, and all are considered to have acceptable credit risks.  The Company believes the unrealized losses on investments in state and political subdivisions, collateralized mortgage obligations, mortgage-backed securities, and corporate notes are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to be OTTI at December 31, 2011.

The Company believes the unrealized loss of $965 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to be OTTI at December 31, 2011.

As of December 31, 2011, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to have OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,245 at December 31, 2011. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question.  More specifically, the market-based yield indicators are used as a baseline for determining appropriate discount rates, and the resulting discount rates are adjusted on the basis of credit and structural analysis of specific TPS instruments.  The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk-adjusted basis.  However, due to the fact that there is currently no active market for this pooled TPS, the focus is on market yields for stand-alone TPS issued by banks, thrifts, and insurance companies, and for which there are active and liquid markets.  A series of adjustments are made to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific TPS being valued.  Importantly, as part of the analysis described above, consideration is given to the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and adjustments are made as necessary to reflect this additional risk.  As a result of this analysis and due to the fixed-rate nature of the instrument's contractual interest cash flows, a discount rate of the three-month LIBOR plus 15 percent (a lifetime average all-in discount rate of approximately 18 percent) was used for determination of fair value as of December 31, 2011, and an all-in discount rate of approximately 17 percent was used as of December 31, 2010.  For purposes of determining any credit loss, projected cash flows were discounted at the original rate of three-month LIBOR plus 1.25 percent.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The consulting firm first evaluates the credit quality of each underlying issuer within the TPS by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPS and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no collateral will prepay over the life of the TPS.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply a larger amount of issuer defaults during the next two or three years than that which had been experienced historically, and a gradual leveling off of defaults thereafter.

Based on the valuation work performed, credit losses of $99, $117, and $310 were recognized for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the unrealized loss of $3,129 is reflected in accumulated other comprehensive income, net of taxes of $1,189.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

During the third quarter of 2010, a single-issuer TPS, which was issued by Old Second Bancorp, Inc., was sold with a realized loss of $304. A previously announced exchange offer for this security was withdrawn by the issuer during the third quarter of 2010. Management made the decision to eliminate future potential losses on this security by selling West Bank's entire investment. The security had been considered to be OTTI and an impairment loss of $188 was recognized during the second quarter of 2010.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail information for each individual and pooled TPS owned as of December 31, 2011 and 2010.

As of December 31, 2011:
	Single-issuer or pooled	Class	Book value	Fair value	Unrealized loss	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3) (4)	Expected deferrals and defaults (5)	Excess subordination (5)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,374	$1,245	$(3,129)	Ca	48	9.0%	16.9%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	N/A	1,731	766	(965)	NR	N/A	N/A	N/A	N/A

As of December 31, 2010:
	Single-issuer or pooled	Class	Book value	Fair value	Unrealized loss	Credit rating (1)	Number of entities currently performing (2)	Actual deferrals and defaults (3)	Expected deferrals and defaults (5)	Excess subordination (5)
ALESCO Preferred Funding X, Ltd.	Pooled	C-2	$4,473	$1,339	$(3,134)	Ca	51	20.6%	19.3%	0.0%
Heartland Financial Statutory Trust VII 144A	Single	N/A	1,721	637	(1,084)	NR	N/A	N/A	N/A	N/A

NR - Not rated, N/A - Not applicable

(1)	Lowest rating assigned

(2)	Pooled issue originally included 58 banks and 19 insurance companies

(3)	As a percentage of the original collateral

(4)
Approximately $100 million of defaulted collateral (approximately 11.6% of the original collateral) for the pooled issue was sold to another party during 2011, with a portion of any collateral recovered to be returned to the Fund. This sale is the reason for the reduction in this deferral and default percent compared to prior period disclosures.

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

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled trust preferred security for which a portion of OTTI has been recognized in other comprehensive income (loss) for the years ended December 31, 2011 and 2010.

	2011	2010
Balance at beginning of period	$427	$310
Current period credit loss recognized in earnings	99	117
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sell or requirement to sell	—	—
Reductions for increases in cash flows expected to be collected	—	—
Balance at end of period	$526	$427

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of December 31, 2011 and 2010.

	2011	2010
Commercial	$255,702	$310,376
Real estate:
Construction, land, and land development	101,607	116,601
1-4 family residential first mortgages	63,218	51,760
Home equity	26,423	26,111
Commercial	386,137	372,404
Consumer and other loans	6,155	11,514
	839,242	888,766
Net unamortized fees and costs	283	117
	$838,959	$888,649

The loan portfolio includes $501,418 and $484,920 of fixed rate loans and $337,824 and $403,846 of variable rate loans as of December 31, 2011 and 2010, respectively.

Real estate loans of approximately $337,000 and $314,000 were pledged as security for FHLB advances as of December 31, 2011 and 2010, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, affiliated companies in which they are principal stockholders, and five percent stockholders (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2011 and 2010.

	2011	2010
Balance, beginning of year	$17,934	$24,227
New loans	7,474	7,210
Repayments	(6,574)	(13,471)
Change in classification	—	(32)
Balance, end of year	$18,834	$17,934

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of December 31, 2011 and 2010. The recorded investment represents principal balances net of any partial charge-offs. The related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	2011	2010
Nonaccrual loans:
Commercial	$800	$4,011
Real estate:
Construction, land, and land development	4,220	60
1-4 family residential first mortgages	923	1,001
Home equity	—	59
Commercial	2,629	2,814
Consumer and other loans	—	—
Total nonaccrual loans	8,572	7,945
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land, and land development	—	—
1-4 family residential first mortgages	—	198
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	198
Troubled debt restructured loans (1):
Commercial	—	—
Real estate:
Construction, land, and land development	1,094	1,195
1-4 family residential first mortgages	171	—
Home equity	—	—
Commercial	856	3,578
Consumer and other loans	—	14
Total troubled debt restructured loans	2,121	4,787
Total nonperforming loans	$10,693	$12,930

(1)
While troubled debt restructured loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Troubled debt restructured loans on nonaccrual status, if any, are included in the nonaccrual category.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the year ended December 31, 2011.

	December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	1	164	164
Commercial	2	971	971
Consumer and other loans	—	—	—
	3	1,135	1,135
Reduced interest rate:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	1	175	175
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
	1	175	175
	4	$1,310	$1,310

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the previous table.

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the year ended December 31, 2011.

	December 31, 2011
	Number	Recorded
	of Loans	Investment
Commercial	—	$—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	1	175
Home equity	—	—
Commercial	1	116
Consumer and other loans	—	—
Total	2	$291

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all loan modifications that occurred on or after the beginning of 2011 for identification as TDRs. The Company identified no additional loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. The amendments in this ASU require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of December 31, 2011, there was no recorded loan investment for which the allowance for credit losses was previously measured under a general allowance for loan losses methodology that was presently impaired.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables summarize the recorded investment in impaired loans by segment, broken out by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2011 and 2010, and the average recorded investment and interest income recognized on these loans for the year ended December 31, 2011.

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$800	$800	N/A	$1,752	$—
Real estate:
Construction, land, and land development	—	—	N/A	126	6
1-4 family residential first mortgages	1,094	1,094	N/A	1,021	2
Home equity	—	—	N/A	62	3
Commercial	3,484	4,678	N/A	4,120	65
Consumer and other	—	—	N/A	11	1
	5,378	6,572	N/A	7,092	77
With an allowance recorded:
Commercial	4,577	4,577	$100	5,419	264
Real estate:
Construction, land, and land development	17,359	17,359	2,630	13,568	671
1-4 family residential first mortgages	283	283	84	190	21
Home equity	156	156	156	12	2
Commercial	1,278	1,278	200	98	8
Consumer and other	42	42	12	43	3
	23,695	23,695	3,182	19,330	969
Total:
Commercial	5,377	5,377	100	7,171	264
Real estate:
Construction, land, and land development	17,359	17,359	2,630	13,694	677
1-4 family residential first mortgages	1,377	1,377	84	1,211	23
Home equity	156	156	156	74	5
Commercial	4,762	5,956	200	4,218	73
Consumer and other	42	42	12	54	4
Total impaired loans	$29,073	$30,267	$3,182	$26,422	$1,046

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$2,086	$6,270	N/A
Real estate:
Construction, land, and land development	139	143	N/A
1-4 family residential first mortgages	836	884	N/A
Home equity	59	59	N/A
Commercial	6,392	6,392	N/A
Consumer and other	14	14	N/A
	9,526	13,762	N/A
With an allowance recorded:
Commercial	7,026	7,026	$1,742
Real estate:
Construction, land, and land development	14,250	14,250	1,900
1-4 family residential first mortgages	166	166	25
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	45	45	21
	21,487	21,487	3,688
Total:
Commercial	9,112	13,296	1,742
Real estate:
Construction, land, and land development	14,389	14,393	1,900
1-4 family residential first mortgages	1,002	1,050	25
Home equity	59	59	—
Commercial	6,392	6,392	—
Consumer and other	59	59	21
Total impaired loans	$31,013	$35,249	$3,688
N/A - Not applicable

The following table reconciles the balance of nonaccrual loans with impaired loans as of December 31, 2011 and 2010.

	2011	2010
Nonaccrual loans	$8,572	$7,945
Troubled debt restructured loans	2,121	4,787
Other impaired loans still accruing interest	18,380	18,281
Total impaired loans	$29,073	$31,013

The balance of impaired loans at December 31, 2011, was comprised of 16 different borrowers, and the balance of impaired loans at December 31, 2010, was comprised of 23 different borrowers.  West Bank has no commitments to advance additional funds on any of the impaired loans.

The average recorded investments in impaired loans during 2011, 2010, and 2009, totaled $26,422, $38,552, and $50,919, respectively.  Interest income forgone on impaired loans was $450 during 2011, $664 during 2010, and $1,411 during 2009.  Interest income recognized on impaired loans was $1,046 in 2011, $1,467 in 2010, and $1,808 in 2009.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2011 and 2010.

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$179	$1	$—	$180	$255,522	$255,702	$—
Real estate:
Construction, land, and
land development	4,220	—	—	4,220	97,387	101,607	—
1-4 family residential
first mortgages	703	6	809	1,518	61,700	63,218	—
Home equity	47	75	—	122	26,301	26,423	—
Commercial	—	60	2,434	2,494	383,643	386,137	—
Consumer and other	1	—	—	1	6,154	6,155	—
Total	$5,150	$142	$3,243	$8,535	$830,707	$839,242	$—
Nonaccrual loans included
above	$4,235	$60	$3,243	$7,538	$1,034	$8,572	N/A

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$329	$15	$3,661	$4,005	$306,371	$310,376	$—
Real estate:
Construction, land, and
land development	464	—	60	524	116,077	116,601	—
1-4 family residential
first mortgages	521	—	1,199	1,720	50,040	51,760	198
Home equity	—	—	59	59	26,052	26,111	—
Commercial	254	—	2,679	2,933	369,471	372,404	—
Consumer and other	42	1	—	43	11,471	11,514	—
Total	$1,610	$16	$7,658	$9,284	$879,482	$888,766	$198
Nonaccrual loans included
above	$—	$—	$7,460	$7,460	$485	$7,945	N/A
N/A - Not applicable

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2011 and 2010.

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$227,088	$10,458	$18,156	$—	$255,702
Real estate:
Construction, land, and land development	78,402	2,087	21,118	—	101,607
1-4 family residential first mortgages	60,474	664	2,080	—	63,218
Home equity	25,987	280	156	—	26,423
Commercial	367,094	6,209	12,834	—	386,137
Consumer and other	6,029	72	54	—	6,155
Total	$765,074	$19,770	$54,398	$—	$839,242

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$283,239	$5,990	$21,147	$—	$310,376
Real estate:
Construction, land, and land development	88,930	3,722	23,949	—	116,601
1-4 family residential first mortgages	48,152	1,217	2,391	—	51,760
Home equity	25,902	89	120	—	26,111
Commercial	343,869	12,894	15,641	—	372,404
Consumer and other	11,371	82	61	—	11,514
Total	$801,463	$23,994	$63,309	$—	$888,766
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

Risk rating 1: The loan is fully secured by cash equivalent collateral.

Risk rating 2: The loan is fully secured by properly margined marketable securities, bonds, or cash surrender value of life insurance.

Risk rating 3: The borrower is in strong financial condition and has strong debt service capacity. The loan is performing as agreed and the financial characteristics and trends of the borrower exceed industry statistics.

Risk rating 4: The borrower is in satisfactory financial condition and has satisfactory debt service capacity. The loan is performing as agreed and the financial characteristics and trends of the borrower fall in line with industry statistics.

Risk rating 5: The borrower's financial condition is less than satisfactory. The loan is still generally paying as agreed, but strained cash flow may cause some slowness in payments. Collateral values adequately preclude loss. Financial characteristics and trends lag industry statistics. There may be noncompliance with loan covenants.

Risk rating 6: The borrower's financial condition is deficient. Payment delinquencies may be more common. Collateral values still protect from loss, but margins are narrow. Loan may be reliant on secondary sources of repayment, including liquidation of collateral and guarantor support.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Risk rating 7: The loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Well-defined weaknesses exist that jeopardize the liquidation of the debt. The Company is inadequately protected by the valuation or paying capacity of the collateral pledged. If deficiencies are not corrected, there is a distinct possibility that a loss will be sustained.

Risk rating 8: All the characteristics of rating 7 exist with the added condition that the loan is past due more than 90 days or there is reason to believe the Company will not receive its principal and interest according to the terms of the loan agreement.

Risk rating 9: All of the weaknesses inherent in risk ratings 7 and 8 exist with the added condition that collection or liquidation, on the basis of currently known facts, conditions, and values is highly questionable and improbable. A loan reaching this category would most likely be charged off.

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5 and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse.

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point they are not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. For commercial loans, including construction and commercial real estate loans, that income stream is generated by the operations of the business. For consumer loans, including 1-4 family residential and home equity loans, that income stream typically consists of wages. The risk of declining collateral values is present for most types of loans. For commercial loans, accounts receivable, fixed assets, and inventory generally comprise the collateral. Accounts receivable can diminish in value if collections are not timely. Fixed assets tend to depreciate over time and inventory can become obsolete. For all types of loans secured by real estate, it is possible for the value of the real estate to decline.

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2011 and 2010, and in total for the year ended December 31, 2009.

	2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,976)	(2)	(946)	(97)	(722)	(21)	(4,764)
Recoveries	1,809	2	42	29	1	22	1,905
Provision (1)	(2,364)	(215)	1,472	242	1,565	(150)	550
Ending balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778

	2010							2009
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total	Total
Beginning balance	$7,988	$3,260	$649	$654	$6,438	$137	$19,126	$15,441
Charge-offs	(5,785)	(209)	(371)	(266)	(53)	(234)	(6,918)	(21,380)
Recoveries	716	10	33	16	10	44	829	565
Provision (1)	5,021	726	336	254	(572)	285	6,050	24,500
Ending balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087	$19,126

(1)	The negative provisions for the various segments are primarily related to the decline in each of those portfolio segments during the time periods disclosed.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2011 and 2010, and in total as of December 31, 2009.

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated
for impairment	$100	$2,630	$84	$156	$200	$12	$3,182
Collectively evaluated
for impairment	4,309	942	1,131	676	6,467	71	13,596
Total	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778

	December 31, 2010							2009
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total	Total
Ending balance:
Individually evaluated
for impairment	$1,742	$1,900	$25	$—	$—	$21	$3,688	$4,935
Collectively evaluated
for impairment	6,198	1,887	622	658	5,823	211	15,399	14,191
Total	$7,940	$3,787	$647	$658	$5,823	$232	$19,087	$19,126

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2011 and 2010, and in total as of December 31, 2009.

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated
for impairment	$5,377	$17,359	$1,377	$156	$4,762	$42	$29,073
Collectively evaluated
for impairment	250,325	84,248	61,841	26,267	381,375	6,113	810,169
Total	$255,702	$101,607	$63,218	$26,423	$386,137	$6,155	$839,242

	December 31, 2010							2009
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total	Total
Ending balance:
Individually evaluated
for impairment	$9,112	$14,389	$1,002	$59	$6,392	$59	$31,013	$41,554
Collectively evaluated
for impairment	301,264	102,212	50,758	26,052	366,012	11,455	857,753	979,460
Total	$310,376	$116,601	$51,760	$26,111	$372,404	$11,514	$888,766	$1,021,014

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2011 and 2010.

	2011	2010
Land	$1,244	$1,251
Buildings	1,084	884
Leasehold improvements	2,915	2,960
Furniture and equipment	4,983	4,924
	10,226	10,019
Accumulated depreciation	4,830	4,951
	$5,396	$5,068

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

Note 7. Deposits

As of December 31, 2011, the scheduled maturities of time deposits were as follows.

2012	$122,378
2013	36,272
2014	7,384
2015	11,839
2016	9,160
$187,033

Time deposits as of December 31, 2011, included $51,730 of Certificate of Deposit Account Registry Service (CDARS) deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 8. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in TPS from its participation in the issuance of a pooled TPS.  The security has a 30-year maturity, does not require any principal amortization, and is callable at par at the issuer's option.  The interest rate was fixed at 6.975 percent until October 1, 2010, when it changed to a variable rate based on the three-month LIBOR plus 3.05 percent.  At December 31, 2011, the interest rate was 3.42 percent. Interest is payable quarterly.  The effective cost of this security at December 31, 2011, including amortization of the discount fee, was 3.53 percent.  Holders of the subordinated notes have no voting rights, are unsecured, and rank junior in priority to all of the Company's indebtedness and senior to the Company's common stock.  See Note 1 for a discussion of the accounting principles related to this debt.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 9. Federal Home Loan Bank Advances

FHLB advances consisted of the following at December 31, 2011.

	Amount	Weight Average Interest Rate
FHLB advances maturing in:
2012	$—	—
2013	—	—
2014	—	—
2015	—	—
2016	50,000	4.18%
Thereafter	55,000	3.63
	$105,000	3.89%

FHLB advances at December 31, 2010, also totaled $105,000 with a weighted-average interest rate of 3.89%.

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy, and all are callable on a quarterly basis. West Bank also has additional borrowing capacity of approximately $35,157 at the FHLB as of December 31, 2011.

At December 31, 2011, West Bank had arrangements to borrow approximately $53,000 in unsecured and $10,000 in secured federal funds lines of credit at correspondent banks which are available under the correspondent banks' normal terms.  The lines have no stated expiration date.  As of December 31, 2011, no balance was outstanding under these arrangements.

Note 10. Income Taxes from Continuing Operations

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2006 through 2011 remain open to examination by federal and state taxing authorities.  A federal examination for 2009 was completed with an adjustment to reported taxable income for certain other real estate owned expenses. The adjustment was all deductible in 2010, 2011 or future years.

During the years ended December 31, 2011, 2010, and 2009, the Company recognized no material interest or penalties.  No accrued interest or penalties are included in accrued tax expenses in the balance sheets as of December 31, 2011 and 2010.

The components of income tax expenses (benefits) related to continuing operations consisted of the following for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Current:
Federal	$4,441	$4,036	$(1,523)
State	900	655	430
Deferred:
Federal	630	563	(5,544)
State	101	76	(719)
Income taxes (benefits)	$6,072	$5,330	$(7,356)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Total income tax expenses (benefits) for the years ended December 31, 2011, 2010, and 2009, differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes (benefits) as a result of the following:

	2011		2010		2009
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Loss
Computed expected tax
expense (benefit)	$7,469	35.0%	$6,550	35.0%	$(4,342)	(35.0)%
State income tax expense (benefit),
net of federal income tax benefit	557	2.6	502	2.7	(440)	(3.5)
Tax-exempt interest income	(1,328)	(6.2)	(1,647)	(8.8)	(1,971)	(15.9)
Nondeductible interest expense
to own tax-exempts	54	0.3	90	0.5	148	1.2
Tax-exempt increase in cash value of
life insurance and gains	(532)	(2.5)	(452)	(2.4)	(565)	(4.6)
Capital loss carryover due to sale
of WB Capital	—	—	—	—	(3,296)	(26.6)
Valuation allowance	227	1.1	666	3.6	3,320	26.8
New market tax credit	(273)	(1.3)	(273)	(1.5)	(228)	(1.8)
Other, net	(102)	(0.5)	(106)	(0.6)	18	0.1
Income taxes (benefits)	$6,072	28.5%	$5,330	28.5%	$(7,356)	(59.3)%

The tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of December 31, 2011 and 2010.

	2011	2010
Deferred tax assets:
Allowance for loan losses	$6,376	$7,253
Net unrealized losses on securities available for sale	—	1,623
Investment security impairment	35	291
Intangibles	2,004	2,265
Other real estate owned	1,472	870
Accrued expenses	526	417
Alternative minimum tax credit	—	21
State net operating loss carryforward	442	381
Capital loss carryforward	4,125	3,703
Other	109	152
	15,089	16,976
Deferred tax liabilities:
Net deferred loan fees and costs	252	255
Net unrealized gains on securities available for sale	401	—
Premises and equipment	590	493
Loans	718	559
Other	117	130
	2,078	1,437
Net deferred tax assets before valuation allowance	13,011	15,539
Valuation allowance for deferred tax assets	(4,602)	(4,375)
Net deferred tax assets	$8,409	$11,164

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company has approximately $7,378 of state operating loss carryforwards available to the Holding Company to offset future state taxable income.  The Company has approximately $10,043 of federal capital loss carryforwards and $10,181 of state capital loss carryforwards available to offset future capital gains.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.  The state operating loss carryforwards expire in 2019 and thereafter, and the capital loss carryforwards expire in 2012 through 2016.

Note 11. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital to Risk-Weighted Assets and of Tier 1 Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2011.  Prompt corrective action provisions are not applicable to the Holding Company.

On April 28, 2010, West Bank entered into a memorandum of understanding (MOU) with the Iowa Division of Banking (IDOB) and the Federal Deposit Insurance Corporation (FDIC) that established certain requirements for West Bank's Total Capital to Risk-Weighted Assets ratio and its Tier 1 Capital to Average Assets ratio. Effective June 3, 2011, the MOU with the IDOB and the FDIC was terminated.

As of December 31, 2011, the most recent notification from regulatory agencies categorized West Bank as well-capitalized under the regulatory framework for prompt corrective action.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,728	16.27%	$76,075	8.0%	n/a	n/a
West Bank	138,508	15.09	73,433	8.0	$91,791	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	142,781	15.01	38,037	4.0	n/a	n/a
West Bank	126,969	13.83	36,716	4.0	55,075	6.0

Tier 1 Capital (to Average Assets)
Consolidated	142,781	11.05	51,695	4.0	n/a	n/a
West Bank	126,969	9.95	51,046	4.0	63,808	5.0

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$180,443	17.69%	$81,620	8.0%	n/a	n/a
West Bank	162,713	16.54	78,684	8.0	$98,355	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	167,612	16.43	40,810	4.0	n/a	n/a
West Bank	150,335	15.28	39,342	4.0	59,013	6.0

Tier 1 Capital (to Average Assets)
Consolidated	167,612	11.77	56,979	4.0	n/a	n/a
West Bank	150,335	10.67	56,333	4.0	70,416	5.0

Intangible assets are not included in capital or assets when calculating regulatory capital ratios. The Company's tangible common equity ratio at December 31, 2011, was 9.72 percent, up from 8.49 percent at December 31, 2010.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2011, the Company had no intangible assets.

Note 12. Stockholders' Equity and Earnings (Loss) per Common Share

Preferred stock:  On December 23, 2008, the shareholders of the Company approved a proposal to amend the Company's Restated Articles of Incorporation to authorize a class of 50 million shares of preferred stock.

On December 31, 2008, the Company issued 36,000 shares of perpetual cumulative senior preferred stock to the U.S. Department of the Treasury (Treasury) under the Capital Purchase Program (CPP).  The preferred stock had a par value of $0.01 per share and a liquidation preference of $1,000 per share, or $36,000.  Dividends were payable quarterly at the rate of five percent per annum.  The dividends were computed on the basis of a 360-day year consisting of twelve 30-day months.

On June 29, 2011, the Company redeemed all 36,000 of the outstanding preferred stock issued under the CPP with a payment to the Treasury of $36,220, consisting of $36,000 of principal and $220 of dividends. The preferred stock had a carrying value of $34,752 on the redemption date. Upon redemption, the remaining $1,248 preferred stock discount was recorded as a reduction to net income available to common stockholders.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Common stock:  On April 12, 2005, shareholders approved the West Bancorporation, Inc. Restricted Stock Compensation Plan.  The plan provides awards to be made until March 1, 2015, with a maximum of 300,000 shares purchased in the open market to be issued as awards, subject to certain restrictions. The Compensation Committee of the Company's Board of Directors administers the Plan.  As of December 31, 2011, no awards had been granted under this plan.

Common stock warrants:  In connection with the CPP described above, a common stock warrant exercisable for 474,100 shares of common stock was issued and was exercisable on or before December 31, 2018.  The warrant entitled the Treasury to purchase 474,100 shares of common stock at $11.39 per share.  The warrant was repurchased by the Company for $700 on August 31, 2011.

Earnings (loss) per common share:  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31, 2011, 2010, and 2009, is presented below.  See Note 1, Organization and Nature of Business and Summary of Significant Accounting Policies, for a discussion on the calculation of earnings (loss) per common share.

	2011	2010	2009
Income (loss) from continuing operations	$15,268	$13,383	$(5,051)
Loss from discontinued operations	—	—	(9,566)
Net income (loss)	15,268	13,383	(14,617)
Preferred stock dividends	(895)	(1,800)	(1,800)
Preferred stock discount accretion	(1,492)	(484)	(476)
Net income (loss) available to common stockholders	$12,881	$11,099	$(16,893)

Weighted average common shares outstanding	17,404	17,404	17,404
Common stock warrant (1)	—	—	—
Diluted weighted average common shares outstanding	17,404	17,404	17,404

Basic earnings (loss) per common share from continuing operations	$0.74	$0.64	$(0.42)
Basic earnings (loss) per common share from discontinued operations	—	—	(0.55)
Basic earnings (loss) per common share	$0.74	$0.64	$(0.97)

Diluted earnings (loss) per common share from continuing operations	$0.74	$0.64	$(0.42)
Diluted earnings (loss) per common share from discontinued operations	—	—	(0.55)
Diluted earnings (loss) per common share	$0.74	$0.64	$(0.97)

(1)
The average closing price of the Company's common stock for the years ended December 31, 2011, 2010, and 2009, was $8.31, $6.68, and $6.41, respectively.  These were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive.

Note 13. Comprehensive Income

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of OTTI securities.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009.

	Noncredit-related
	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Other
	on Securities	on Securities	Comprehensive
	with OTTI	without OTTI	Income (Loss)
Balance, December 31, 2008	$—	$(3,730)	$(3,730)
Cumulative effect accounting adjustment, net of tax (1)	(1,625)	—	(1,625)
Current period, other comprehensive income	(516)	1,560	1,044
Balance, December 31, 2009	(2,141)	(2,170)	(4,311)
Current period, other comprehensive income	198	1,466	1,664
Balance, December 31, 2010	(1,943)	(704)	(2,647)
Current period, other comprehensive income	3	3,298	3,301
Balance, December 31, 2011	$(1,940)	$2,594	$654

(1)
Represents reclassifications of noncredit-related components of previously recorded other than temporary impairment losses pursuant to the adoption of FSP 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments, now included as part of FASB ASC Topic 320, Investments-Debt and Equity Securities.

The following tables show the tax effects allocated to each component of other comprehensive income for the years ended December 31, 2011, 2010 and 2009.

	2011
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding losses arising during period	$(94)	$36	$(58)
Less: reclassification adjustment for losses realized in net income	99	(38)	61
Net unrealized holding gains for securities with other than temporary
impairment	5	(2)	3
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	5,320	(2,022)	3,298
Less: reclassification adjustment for net losses realized in net
income	—	—	—
Net unrealized gains	5,320	(2,022)	3,298
Other comprehensive income	$5,325	$(2,024)	$3,301

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2010
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding gains arising during period	$15	$(6)	$9
Less: reclassification adjustment for losses realized in net income	305	(116)	189
Net unrealized holding gains for securities with other than temporary
impairment	320	(122)	198
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	2,404	(913)	1,491
Less: reclassification adjustment for net gains realized in net
income	(40)	15	(25)
Net unrealized gains	2,364	(898)	1,466
Other comprehensive income	$2,684	$(1,020)	$1,664

	2009
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related losses on securities with OTTI:
Unrealized holding losses arising during period	$(1,142)	$434	$(708)
Less: reclassification adjustment for losses realized in net income	310	(118)	192
Net unrealized holding losses for securities with other than
temporary impairment	(832)	316	(516)
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	2,098	(797)	1,301
Less: reclassification adjustment for net gains realized in net
income	(1,884)	716	(1,168)
Less: reclassification adjustment for impairment losses realized in net
income	2,302	(875)	1,427
Net unrealized gains	2,516	(956)	1,560
Other comprehensive income	$1,684	$(640)	$1,044

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 14. Commitments and Contingencies

The Company leases real estate under several noncancelable operating lease agreements.  Rent expense related to these leases was $1,541, $1,514, and $1,712, for the years ended December 31, 2011, 2010, and 2009, respectively.

The approximate total minimum rental commitments as of December 31, 2011, consisted of the following approximate amounts:

2012	$1,447
2013	1,388
2014	1,393
2015	1,390
2016	1,401
Thereafter	13,216
$20,235

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $2,175 and $1,872 as of December 31, 2011 and 2010, respectively.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The Company's commitments as of December 31, 2011 and 2010, consisted of the following approximate amounts.

	2011	2010
Commitments to extend credit	$255,167	$202,043
Standby letters of credit	9,923	14,709
	$265,090	$216,752

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $11,022 at December 31, 2011, expire within 10 years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party, and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above, and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 29, 2012.  (West Bank expects to enter into a new commitment upon the expiration of the current commitment.)  At December 31, 2011, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $418.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from West Bank, the Company had approximately $110,000 and $180,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2011 and 2010, respectively. West Bank did not repurchase any loans from secondary market investors under the terms of loan sale agreements during the year ended December 31, 2011, and repurchased one loan during the year ended December 31, 2010. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to West Bank is not significant, and accordingly, the only liability established relates to loans sold under the FHLB MPF program.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area and a 30-mile radius of the Iowa City, Iowa, metropolitan area).  Securities issued by state and political subdivisions involve governmental entities within the state of Iowa, except for two issues from a school district in the state of Nebraska.  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

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

Note 15. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all of its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  The purpose of the plan is to offer participants a systematic program for the accumulation of retirement and savings income, as well as a means by which to obtain beneficial interest of ownership in Company stock.  The stock ownership component of the plan, which is optional, is intended to invest exclusively in common stock of the Company.

The contributions made by the Company to the discretionary contribution component are determined annually by the Board of Directors.  Total expense for the years ended December 31, 2011, 2010, and 2009, totaled $437, $215, and $0, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The plan allows eligible employees to defer a portion of their compensation ranging from 1 percent to the maximum dollar amount allowed by current law.  The Company is required to match a portion of the employees' contributions.  The Company's match is 100 percent of the first 3 percent of employee deferrals and 50 percent of the next 2 percent of employee deferrals.  Forfeitures are used to reduce employer contributions.  Expense for the years ended December 31, 2011, 2010, and 2009, totaled $315, $275, and $287, respectively.

As of December 31, 2011 and 2010, the plan held 261,573 and 289,823 shares, respectively, of Company stock.  These shares are included in the computation of earnings (loss) per share.  Dividends on shares held in the plan may be reinvested in Company stock or paid in cash to the participants, at the election of the participants.

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

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy.  Examples include U.S. Treasury securities and certain corporate bonds.  For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2.  The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatility, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems. Certain securities are not valued-based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management's best estimates. The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable.

The following tables present the balances of assets measured at fair value on a recurring basis by level as of December 31, 2011 and 2010.

	2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$13,003	$—	$13,003	$—
State and political subdivisions	52,517	—	52,517	—
Collateralized mortgage obligations	175,498	—	175,498	—
Mortgage-backed securities	35,636	—	35,636	—
Trust preferred securities	2,011	—	766	1,245
Corporate notes and other investments	4,480	3,708	772	—
Total	$283,145	$3,708	$278,192	$1,245

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2010
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$47,798	$—	$47,798	$—
State and political subdivisions	59,137	—	59,137	—
Collateralized mortgage obligations	122,617	—	122,617	—
Mortgage-backed securities	18,603	—	18,603	—
Trust preferred securities	1,976	—	637	1,339
Corporate notes and other investments	6,195	5,280	915	—
Total	$256,326	$5,280	$249,707	$1,339

During 2010, two corporate securities totaling $5,280 at the time of transfer were transferred to Level 1 from Level 2 due to the Company becoming aware of an active market for those securities.

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

Securities available for sale:	2011	2010
Beginning balance	$1,339	$1,136
Transfer into level 3	—	625
Total gains or (losses):
Included in earnings	(99)	(305)
Included in other comprehensive income	5	320
Sale of security	—	(437)
Principal payments	—	—
Ending balance	$1,245	$1,339

The ending balances in the previous table include one pooled TPS (ALESCO Preferred Funding X, Ltd.). See Note 3 for a detailed discussion of the valuation of that security.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present these assets carried on the balance sheet by caption and level within the valuation hierarchy as of December 31, 2011 and 2010.

	2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$20,513	$—	$—	$20,513
Other real estate owned	10,967	—	—	10,967
Total	$31,480	$—	$—	$31,480

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

Loans in the previous tables consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate or business assets such as equipment, inventory, or accounts receivable. Fair value is determined by appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consist of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The carrying amounts and approximate fair values as of December 31, 2011 and 2010, were as follows:

	2011		2010
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	$35,772	$35,772	$20,069	$20,069
Federal funds sold and other short-term investments	51,332	51,332	67,885	67,885
Securities available for sale	283,145	283,145	256,326	256,326
Federal Home Loan Bank stock	11,352	11,352	11,211	11,211
Loans held for sale	4,089	4,139	4,452	4,452
Loans, net	822,181	829,675	869,562	873,568
Accrued interest receivable	4,183	4,183	4,959	4,959
Financial liabilities:
Deposits	957,373	960,607	972,072	975,197
Federal funds purchased and securities sold under
agreements to repurchase	55,841	55,841	52,095	52,095
Other short-term borrowings	—	—	2,914	2,914
Accrued interest payable	734	734	1,200	1,200
Subordinated notes	20,619	11,029	20,619	10,853
Federal Home Loan Bank advances	105,000	116,006	105,000	108,449
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 17. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS
Cash	$1,882	$226
Securities available for sale	1,245	1,339
Investment in West Bank	129,578	150,860
Investment in West Bancorporation Capital Trust I	619	619
Notes receivable	2,000	2,000
Other real estate owned	7,650	9,797
Other assets	1,127	1,626
Total assets	$144,101	$166,467

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$31	$412
Subordinated notes	20,619	20,619
Total liabilities	20,650	21,031
STOCKHOLDERS' EQUITY
Preferred stock	—	34,508
Common stock	3,000	3,000
Additional paid-in capital	33,687	34,387
Retained earnings	86,110	76,188
Accumulated other comprehensive income (loss)	654	(2,647)
Total stockholders' equity	123,451	145,436
Total liabilities and stockholders' equity	$144,101	$166,467

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Operations
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Operating income:
Equity in net income (loss) of West Bank	$17,398	$15,436	$(3,753)
Equity in net loss of discontinued operations	—	—	(9,566)
Equity in net income of West Bancorporation Capital Trust I	21	38	44
Interest and dividend income	49	587	719
Securities gains, net	—	14	—
Investment securities impairment losses	(99)	—	(35)
Other	55	—	—
Total operating income	17,424	16,075	(12,591)
Operating expenses:
Interest on subordinated notes	715	1,280	1,472
Salaries and employee benefits	—	157	282
Occupancy	—	17	373
OREO expense	2,021	39	—
Miscellaneous losses	—	963	—
Other	512	507	713
Total operating expenses	3,248	2,963	2,840
Income (loss) before income taxes	14,176	13,112	(15,431)
Income tax benefits	(1,092)	(271)	(814)
Net income (loss)	$15,268	$13,383	$(14,617)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$15,268	$13,383	$(14,617)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in net (income) loss of West Bank	(17,398)	(15,436)	3,753
Equity in net loss of discontinued operations	—	—	9,566
Equity in net income of West Bancorporation Capital Trust I	(21)	(38)	(44)
Dividends received from West Bank	42,035	3,945	3,499
Dividends received from West Bancorporation Capital Trust I	21	38	44
Dividends received from WB Capital Management Inc.	—	—	1,081
Securities gains, net	—	(14)	—
Investment securities impairment losses	99	—	35
Loss on sale of other real estate owned	50	—	—
Amortization	14	14	14
Loss on disposition of premises and equipment	—	4	—
Writedown of other real estate owned	1,902	25	—
Deferred income taxes (benefits)	(726)	243	(180)
Depreciation	—	1	5
Change in assets and liabilities:
Decrease in other assets	1,210	776	191
(Decrease) increase in accrued expenses and other liabilities	(214)	(76)	203
Net cash provided by operating activities	42,240	2,865	3,550
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	159	3
Purchases of securities available for sale	—	(1,339)	—
Net change in loans	—	200	—
Net proceeds from sales of other real estate owned	195	—	—
Repayment of debentures from West Bank	—	10,000	—
Purchase of other real estate owned from West Bank	—	(9,822)	—
Loan advance	—	—	(200)
Net cash provided by (used in) investing activities	195	(802)	(197)
Cash Flows from Financing Activities:
Common stock cash dividends	(2,959)	(870)	(1,566)
Preferred stock dividends paid	(1,120)	(1,800)	(1,575)
Redemption of preferred stock	(36,000)	—	—
Repurchase of common stock warrant	(700)	—	—
Preferred stock issuance costs	—	—	(65)
Net cash used in financing activities	(40,779)	(2,670)	(3,206)
Net increase (decrease) in cash	1,656	(607)	147
Cash:
Beginning	226	833	686
Ending	$1,882	$226	$833

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 18. Selected Quarterly Financial Data (unaudited)

	2011
Three months ended	March 31	June 30	September 30	December 31
Interest income	$13,572	$13,396	$13,309	$13,042
Interest expense	3,095	2,983	2,984	2,855
Net interest income	10,477	10,413	10,325	10,187
Provision for loan losses	500	450	—	(400)
Net interest income after provision for loan losses	9,977	9,963	10,325	10,587
Noninterest income	2,671	2,116	2,233	2,440
Investment securities losses, net	—	—	(22)	(77)
Noninterest expense	6,476	6,376	8,318	7,703
Income before income taxes	6,172	5,703	4,218	5,247
Income taxes	1,642	1,780	1,135	1,515
Net income	4,530	3,923	3,083	3,732
Preferred stock dividends and accretion of discount	(571)	(1,816)	—	—
Net income available to common stockholders	$3,959	$2,107	$3,083	$3,732

Basic and diluted earnings per common share	$0.23	$0.12	$0.18	$0.21

	2010
Three months ended	March 31	June 30	September 30	December 31
Interest income	$15,829	$15,684	$15,184	$14,446
Interest expense	5,695	5,421	4,487	3,420
Net interest income	10,134	10,263	10,697	11,026
Provision for loan losses	2,000	1,400	2,000	650
Net interest income after provision for loan losses	8,134	8,863	8,697	10,376
Noninterest income	2,272	2,919	3,107	2,354
Investment securities gains (losses), net	46	(197)	(101)	(13)
Noninterest expense	5,996	7,766	6,581	7,401
Income before income taxes	4,456	3,819	5,122	5,316
Income taxes	1,117	1,216	1,181	1,816
Net income	3,339	2,603	3,941	3,500
Preferred stock dividends and accretion of discount	(569)	(572)	(572)	(571)
Net income available to common stockholders	$2,770	$2,031	$3,369	$2,929

Basic and diluted earnings per common share	$0.16	$0.12	$0.19	$0.17

Note 19. Subsequent Events

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there was one event to report. On February 2, 2012, the Company was notified that a borrower on a $4.2 million loan classified as "substandard" would not be able to make its upcoming payments. Based on this information, the Company determined the loan should be reclassified as nonaccrual. The change was made on a retroactive basis to December 31, 2011, and is reflected as such in these financial statements.

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

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The registrant has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this matter for directors and director nominees as required pursuant to Item 401 of Regulation S-K can be found at pages 4 through 6 in the Company's definitive Proxy Statement, which was filed on March 7, 2012, and is incorporated herein by reference.

The following table sets forth summary information about the current executive officers of the Company.

Name	Age	Position with Company or West Bank
Douglas R. Gulling	58	Executive Vice President and Chief Financial Officer of Company; Director and Chief Financial Officer of West Bank
David D. Nelson	51	Director, Chief Executive Officer, and President of Company; Chairman and Chief Executive Officer of West Bank
Harlee N. Olafson	54	Executive Vice President and Chief Risk Officer of Company; Director and Executive Vice President and Chief Risk Officer of West Bank
Brad L. Winterbottom	55	Executive Vice President of Company; Director and President of West Bank

The executive officers of the Company are elected on an annual basis by the Board.  An executive officer may be removed by the Board, whenever in its judgment, the best interests of the Company will be served thereby.

The principal occupation or business and experience of the executive officers of the Company and West Bank for the past five years are set forth below.

DOUGLAS R. GULLING is Executive Vice President (since 2004) and Chief Financial Officer (since 2001) of the Company.  He was a member of the Company's Board of Directors from 2009 through April 2011. He also serves as a director (since 2005) and Chief Financial Officer (since 2002) of West Bank.  Mr. Gulling is a Certified Public Accountant (inactive) and has been employed in the banking industry since 1979.

DAVID D. NELSON is Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of West Bank (since 2010).  Mr. Nelson is a member of the Company's Board of Directors (since 2010). Mr. Nelson has more than 25 years experience in commercial banking.  He most recently had been President, Southeast Minnesota Business Banking and President, Wells Fargo Bank Rochester in Rochester, Minnesota.  He has strong backgrounds in customer relationship building, credit, and leadership development.

HARLEE N. OLAFSON is Chief Risk Officer and Executive Vice President of the Company and of West Bank (since 2010). He also serves as a director of West Bank (since 2011). Mr. Olafson has more than 32 years experience in commercial banking. Prior to joining the Company, he was President, Southern Minnesota Business Banking and President, Wells Fargo Bank Mankato in Mankato, Minnesota. He has strong business development, credit, and team building backgrounds.

BRAD L. WINTERBOTTOM is Executive Vice President of the Company (since 2006) and director and President (since 2000) of West Bank.  He was a director of the Company's Board of Directors from 2009 through April 2011. He joined West Bank in 1992 and has served as an executive and policy maker since 1998.  He has extensive experience in commercial lending and loan portfolio administration and knowledge of the Central Iowa business community.  Mr. Winterbottom has been employed in the banking industry since 1981.

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

Shareholder Recommendations for Nominees to the Board of Directors

The information for this matter as required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 30 in the Company's definitive Proxy Statement, which was filed on March 7, 2012, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Joyce A. Chapman, George D. Milligan, and Lou Ann Sandburg.  The Board of Directors has determined that Mr. Noyce is an audit committee financial expert.  All members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information for this matter as required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 18 and 20 through 28 in the Company's definitive Proxy Statement, which was filed on March 7, 2012, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this matter as required pursuant to Item 201(d) and Item 403 of Regulation S-K can be found on pages 14, 21, and 22 in the Company's definitive Proxy Statement, which was filed on March 7, 2012, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this matter as required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 15 through 19 and 29 in the Company's definitive Proxy Statement, which was filed on March 7, 2012, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this matter as required pursuant to Item 9(e) of Schedule 14A can be found at page 29 in the Company's definitive Proxy Statement, which was filed on March 7, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1. Financial Statements
See the consolidated financial statements on pages 43 through 89.

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

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002)
10.3	Short-form Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002)
10.9	Data Processing Contract (incorporated herein by reference to Exhibit 10.9 filed with the Form 10 on March 11, 2002)
10.10	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.12 filed with the Form 10-K on March 26, 2003)
10.11	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004)
10.12	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.13	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005)
10.14*	West Bancorporation, Inc. Restricted Stock Compensation Plan (incorporated herein by reference to Exhibit B of the definitive proxy statement 14A filed on March 10, 2005)
10.15	Assignment and Assumption of Lease and Consent to Assignment (incorporated herein by reference to Exhibit 10.21 filed with the Form 10-K on March 8, 2006)
10.16	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.17	Data Processing Contract Amendment (incorporated herein by reference to Exhibit 10.23 filed with the Form 10-Q on October 30, 2008)
10.18*	Letter agreement dated March 5, 2010, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on March 8, 2010)

10.19*	Letter agreement dated March 31, 2010, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on April 2, 2010)
10.20*	Letter agreement dated March 31, 2010, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on April 2, 2010)
10.21	U.S. Bank Services Transition Agreement dated June 2, 2010 (incorporated herein by reference to Exhibit 99.1 filed with the Form 8-K on June 9, 2010)
10.22*	Agreement dated July 9, 2010, between West Bancorporation, Inc. and Harlee Olafson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 12, 2010)
10.23*	Amendment dated August 27, 2010, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on August 27, 2010)
10.24*	Amendment dated August 27, 2010, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on August 27, 2010)
10.25*	Amendment dated August 27, 2010, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on August 27, 2010)
10.26*	Letter agreement dated June 29, 2011, between West Bancorporation, Inc. and the UST (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 29, 2011)
10.27*	Letter agreement dated August 31, 2011, between West Bancorporation, Inc. and the UST (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on August 31, 2011)
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)
* Indicates management contract or compensatory plan or arrangement.

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

WEST BANCORPORATION, INC.
(Registrant)

March 7, 2012	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2012	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 7, 2012	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 7, 2012	By:	/s/ Marie I. Roberts
Marie I. Roberts
Vice President and Controller

BOARD OF DIRECTORS

March 7, 2012	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 7, 2012	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 7, 2012	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 7, 2012	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 7, 2012	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 7, 2012	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 7, 2012	By:	/s/ George D. Milligan
George D. Milligan

March 7, 2012	By:	/s/ James W. Noyce
James W. Noyce

March 7, 2012	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 7, 2012	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
12	Computation of Ratios of Earnings (Loss) to Fixed Charges and Preferred Dividends
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.