Form 10-Q
period 2012-03-31
WEST BANCORPORATION INC
filed 2012-04-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

Yes  ☐                      No  ☒

As of April 25, 2012, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$32,803	$35,772
Federal funds sold	75,703	51,332
Cash and cash equivalents	108,506	87,104
Securities available for sale	306,188	283,145
Federal Home Loan Bank stock, at cost	11,475	11,352
Loans held for sale	901	4,089
Loans	849,041	838,959
Allowance for loan losses	(16,651)	(16,778)
Loans, net	832,390	822,181
Premises and equipment, net	5,871	5,396
Accrued interest receivable	4,735	4,183
Bank-owned life insurance	25,923	25,724
Other real estate owned	9,963	10,967
Deferred tax assets	7,849	8,409
Other assets	7,403	6,974
Total assets	$1,321,204	$1,269,524
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$272,018	$268,887
Interest-bearing demand	163,553	158,141
Savings	374,530	343,312
Time of $100,000 or more	73,756	98,743
Other time	85,173	88,290
Total deposits	969,030	957,373
Federal funds purchased and securities sold under agreements to repurchase	93,496	55,841
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	6,790	7,240
Total liabilities	1,194,935	1,146,073
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at March 31, 2012, and December 31, 2011	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,403,882
shares issued and outstanding at March 31, 2012, and December 31, 2011	3,000	3,000
Additional paid-in capital	33,687	33,687
Retained earnings	88,696	86,110
Accumulated other comprehensive income	886	654
Total stockholders' equity	126,269	123,451
Total liabilities and stockholders' equity	$1,321,204	$1,269,524

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Interest income:
Loans, including fees	$11,190	$11,793
Securities:
Taxable securities	971	1,114
Tax-exempt securities	503	604
Federal funds sold and other short-term investments	42	61
Total interest income	12,706	13,572
Interest expense:
Demand deposits	294	420
Savings deposits	266	284
Time deposits	719	1,161
Federal funds purchased and securities sold under agreements to repurchase	37	46
Subordinated notes	193	176
Long-term borrowings	1,019	1,008
Total interest expense	2,528	3,095
Net interest income	10,178	10,477
Provision for loan losses	—	500
Net interest income after provision for loan losses	10,178	9,977
Noninterest income:
Service charges on deposit accounts	730	750
Debit card usage fees	378	347
Trust services	204	219
Gains and fees on sales of residential mortgages	747	184
Increase in cash value of bank-owned life insurance	199	221
Gain from bank-owned life insurance	—	637
Net impairment losses	(46)	—
Realized securities (losses), net	(33)	—
Other income	222	313
Total noninterest income	2,401	2,671
Noninterest expense:
Salaries and employee benefits	3,636	3,055
Occupancy	857	816
Data processing	501	451
FDIC insurance expense	166	549
Other real estate owned expense	82	187
Professional fees	292	222
Other expenses	1,331	1,196
Total noninterest expense	6,865	6,476
Income before income taxes	5,714	6,172
Income taxes	1,737	1,642
Net income	3,977	4,530
Preferred stock dividends and accretion of discount	—	(571)
Net income available to common stockholders	$3,977	$3,959

Basic and diluted earnings per common share	$0.23	$0.23
Cash dividends per common share	$0.08	$—

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$3,977	$4,530
Other comprehensive income, before tax:
Unrealized gains (losses) on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during the period	(56)	88
Less: reclassification adjustment for impairment losses realized in net income	46	—
Net unrealized gains (losses) on securities with other than temporary
impairment before tax expense	(10)	88
Unrealized gains on securities without other than temporary impairment before tax:
Unrealized holding gains arising during the period	352	1,289
Plus: reclassification adjustment for net losses realized in net income	33	—
Net unrealized gains on other securities before tax expense	385	1,289
Other comprehensive income before tax	375	1,377
Tax expense related to other comprehensive income	(143)	(524)
Other comprehensive income, net of tax:	232	853
Comprehensive income	$4,209	$5,383

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	4,530	—	4,530
Other comprehensive income	—	—	—	—	853	853
Preferred stock discount accretion	121	—	—	(121)	—	—
Preferred stock dividends declared	—	—	—	(450)	—	(450)
Balance, March 31, 2011	$34,629	$3,000	$34,387	$80,147	$(1,794)	$150,369

Balance, December 31, 2011	$—	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	3,977	—	3,977
Other comprehensive income	—	—	—	—	232	232
Cash dividends declared, $0.08 per common share	—	—	—	(1,391)	—	(1,391)
Balance, March 31, 2012	$—	$3,000	$33,687	$88,696	$886	$126,269

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$3,977	$4,530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	500
Net amortization and accretion	1,160	733
(Gain) loss on disposition of premises and equipment	4	(9)
Securities losses, net	33	—
Investment securities impairment losses	46	—
Gain on sale of loans	(635)	(158)
Proceeds from sales of loans held for sale	27,292	12,703
Originations of loans held for sale	(23,469)	(9,090)
Gain on sale of other real estate owned	(86)	(245)
Write-down of other real estate owned	123	352
Gain from bank-owned life insurance	—	(637)
Increase in value of bank-owned life insurance	(199)	(221)
Depreciation	166	143
Deferred income taxes	417	759
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(552)	248
(Increase) decrease in other assets	(433)	1,076
Decrease in accrued expenses and other liabilities	(450)	(276)
Net cash provided by operating activities	7,394	10,408
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	22,021	13,265
Purchases of securities available for sale	(45,925)	(17,208)
Purchases of Federal Home Loan Bank stock	(586)	(209)
Proceeds from redemption of Federal Home Loan Bank stock	463	78
Net change in loans	(9,497)	55,287
Net proceeds from sales of other real estate owned	256	3,599
Proceeds from sales of premises and equipment	—	36
Purchases of premises and equipment	(645)	(97)
Net cash provided by (used in) investing activities	(33,913)	54,751
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	11,657	(21,998)
Net increase in federal funds purchased and securities sold under
agreements to repurchase	37,655	4,640
Net decrease in other short-term borrowings	—	(1,175)
Common stock dividends paid	(1,391)	—
Preferred stock dividends paid	—	(450)
Net cash provided by (used in) financing activities	47,921	(18,983)
Net increase in cash and cash equivalents	21,402	46,176
Cash and Cash Equivalents:
Beginning	87,104	87,954
Ending	$108,506	$134,130

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,625	$3,508
Income taxes	286	451

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$114	$780
Sale of OREO financed by issuance of a loan	800	—
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2012, and December 31, 2011, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Certain items in the financial statements as of March 31, 2011, were reclassified to be consistent with the classifications used in the March 31, 2012, financial statements. The reclassification had no effect on net income or stockholders’ equity.

Current accounting developments: In April 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance removes from the assessment of effective control in the accounting for repurchase agreements (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued amended guidance to improve the comparability of fair value measurements presented and disclosed in financial statements made in accordance with GAAP and International Financial Reporting Standards. The guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied in situations where it is already required or permitted. The guidance is included in the Codification as part of ASC 820. The guidance is effective for public companies during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued amended guidance for improving the comparability of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the changes in stockholders' equity and requires all nonowner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires entities to present all reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is included in the Codification as part of ASC 220. The guidance is effective for public companies during interim and annual periods beginning after December 15, 2011 and early adoption was permitted. The Company adopted this guidance effective June 30, 2011. The adoption did not have a material impact on the Company's consolidated financial statements.

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

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of March 31, 2012, and December 31, 2011.

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$17,629	$304	$(118)	$17,815
State and political subdivisions	51,808	2,270	(223)	53,855
Collateralized mortgage obligations (1)	189,880	3,028	(458)	192,450
Mortgage-backed securities (1)	38,645	773	(31)	39,387
Trust preferred securities	6,061	—	(4,115)	1,946
Corporate notes and other investments	735	—	—	735
	$304,758	$6,375	$(4,945)	$306,188

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,644	$371	$(12)	$13,003
State and political subdivisions	50,172	2,398	(53)	52,517
Collateralized mortgage obligations (1)	173,438	2,301	(241)	175,498
Mortgage-backed securities (1)	34,967	706	(37)	35,636
Trust preferred securities	6,105	—	(4,094)	2,011
Corporate notes and other investments	4,764	—	(284)	4,480
	$282,090	$5,776	$(4,721)	$283,145

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $88,902 and $96,062 as of March 31, 2012, and December 31, 2011, respectively, were pledged as collateral on securities sold under agreements to repurchase and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of March 31, 2012, by contractual maturity are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because principal payments are typically collected sooner than scheduled due to prepayments by the underlying borrowers.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the summary.

	March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$1,154	$1,162
Due after one year through five years	22,213	22,213
Due after five years through ten years	21,186	22,275
Due after ten years	31,680	28,701
	76,233	74,351
Collateralized mortgage obligations and mortgage-backed securities	228,525	231,837
	$304,758	$306,188
The details of the sales of securities for the three months ended March 31, 2012 and 2011, are summarized in the following table.

	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$3,960	$—
Gross gains on sales	—	—
Gross losses on sales	33	—
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2012, and December 31, 2011.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$14,867	$(118)	$—	$—	$14,867	$(118)
State and political subdivisions	4,051	(185)	3,105	(38)	7,156	(223)
Collateralized mortgage obligations	41,707	(458)	—	—	41,707	(458)
Mortgage-backed securities	5,193	(31)	—	—	5,193	(31)
Trust preferred securities	—	—	1,946	(4,115)	1,946	(4,115)
	$65,818	$(792)	$5,051	$(4,153)	$70,869	$(4,945)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$4,988	$(12)	$—	$—	$4,988	$(12)
State and political subdivisions	—	—	3,090	(53)	3,090	(53)
Collateralized mortgage obligations	38,175	(241)	—	—	38,175	(241)
Mortgage-backed securities	17,898	(37)	—	—	17,898	(37)
Trust preferred securities	—	—	2,011	(4,094)	2,011	(4,094)
Corporate notes and other investments	—	—	3,708	(284)	3,708	(284)
	$61,061	$(290)	$8,809	$(4,431)	$69,870	$(4,721)

See Note 2 for a discussion of financial reporting for securities with unrealized losses. As of March 31, 2012, the available for sale investment portfolio included two municipal securities and two trust preferred securities (TPS) with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in U.S. government agency securities, municipal obligations, collateralized mortgage obligations and mortgage-backed securities are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI at March 31, 2012.

The Company believes the unrealized loss of $976 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to have OTTI at March 31, 2012.

As of March 31, 2012, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to be OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,189 at March 31, 2012. The consulting firm first evaluated the credit quality of each of the 77 underlying issuers within the pool by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated.  For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured.  The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPSs and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no issuer will prepay over the life of the TPS.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply more issuer defaults during the next two to three years than those that had been experienced historically, and a gradual leveling off of defaults thereafter.

In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows. As a result of this analysis and due to the fixed-rate nature of the instrument's contractual interest cash flows, a discount rate of the three-month LIBOR plus 14 percent (a lifetime average all-in discount rate of approximately 17 percent) was used for determination of fair value as of March 31, 2012, and an all-in discount rate of approximately 18 percent was used as of December 31, 2011.  For purposes of determining any credit loss, projected cash flows were discounted at the original rate of three-month LIBOR plus 1.25 percent. Future fair value estimates for this security may vary due to changes in market interest rates and credit performance of the underlying collateral. Any additional deferrals or defaults of the underlying issuers will have a negative impact on the value of the pooled TPS, because there is no excess collateral to absorb any future defaults.

Based on the valuation work performed, an additional credit loss of $46 was recognized in first quarter 2012 earnings and none was recognized in the first quarter of 2011.  The remaining unrealized loss of $3,139 is reflected in accumulated other comprehensive income, net of taxes of $1,193.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$526	$427
Current period credit loss recognized in earnings	46	—
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sell or requirement to sell	—	—
Reductions for increases in cash flows expected to be collected	—	—
Balance at end of period	$572	$427

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of March 31, 2012, and December 31, 2011.

	March 31, 2012	December 31, 2011
Commercial	$256,854	$255,702
Real estate:
Construction, land, and land development	104,006	101,607
1-4 family residential first mortgages	62,703	63,218
Home equity	23,080	26,423
Commercial	397,047	386,137
Consumer and other loans	5,516	6,155
	849,206	839,242
Net unamortized fees and costs	165	283
	$849,041	$838,959
Real estate loans of approximately $350,000 and $337,000 were pledged as security for FHLB advances as of March 31, 2012 and December 31, 2011, respectively.

Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified above and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to make all contractual payments pursuant to contractual terms.  Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year. Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is classified as a troubled debt restructured (TDR) loan when the Company concludes that a borrower is experiencing financial difficulties and a concession was granted that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden on the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual rather than TDR, if they are not performing per the restructured terms.

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

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of March 31, 2012, and December 31, 2011. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial	$800	$800
Real estate:
Construction, land, and land development	4,220	4,220
1-4 family residential first mortgages	907	923
Home equity	—	—
Commercial	2,629	2,629
Consumer and other loans	—	—
Total nonaccrual loans	8,556	8,572
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land, and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	28	—
Real estate:
Construction, land, and land development	1,089	1,094
1-4 family residential first mortgages	170	171
Home equity	—	—
Commercial	848	856
Consumer and other loans	—	—
Total troubled debt restructured loans	2,135	2,121
Total nonperforming loans	$10,691	$10,693

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status would be included in the nonaccrual category if there were any, however, there were none at these dates.

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the three months ended March 31, 2012.

Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	1	$28	$28
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
	1	$28	$28

There was no financial impact for specific reserves or from charge-offs for the modified loan included in the previous table. There were no TDR loans that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2012.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of March 31, 2012, and December 31, 2011, and the average recorded investment and interest income recognized on these loans for the three months ended March 31, 2012 and March 31, 2011.

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$827	$827	N/A	$800	$800	N/A
Real Estate:
Construction, land, and land development	—	—	N/A	—	—	N/A
1-4 family residential	1,077	1,092	N/A	1,094	1,094	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	3,478	4,671	N/A	3,484	4,678	N/A
Consumer and other	—	—	N/A	—	—	N/A
	5,382	6,590	N/A	5,378	6,572	N/A
With an allowance recorded:
Commercial	7	7	$—	4,577	4,577	$100
Real Estate:
Construction, land, and land development	16,466	16,466	2,630	17,359	17,359	2,630
1-4 family residential	743	743	113	283	283	84
Home equity	—	—	—	156	156	156
Commercial	1,269	1,269	200	1,278	1,278	200
Consumer and other	32	32	11	42	42	12
	18,517	18,517	2,954	23,695	23,695	3,182
Total:
Commercial	834	834	—	5,377	5,377	100
Real Estate:
Construction, land, and land development	16,466	16,466	2,630	17,359	17,359	2,630
1-4 family residential	1,820	1,835	113	1,377	1,377	84
Home equity	—	—	—	156	156	156
Commercial	4,747	5,940	200	4,762	5,956	200
Consumer and other	32	32	11	42	42	12
	$23,899	$25,107	$2,954	$29,073	$30,267	$3,182

N/A - Not applicable.

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$807	$—	$2,261	$—
Real Estate:
Construction, land, and land development	2,110	—	138	2
1-4 family residential	1,089	1	989	1
Home equity	—	—	24	—
Commercial	3,510	20	5,688	40
Consumer and other	—	—	13	—
	7,516	21	9,113	43
With an allowance recorded:
Commercial	2,290	24	6,997	65
Real Estate:
Construction, land, and land development	15,023	161	14,004	173
1-4 family residential	390	7	124	—
Home equity	78	—	—	—
Commercial	1,273	24	—	—
Consumer and other	37	1	44	1
	19,091	217	21,169	239
Total:
Commercial	3,097	24	9,258	65
Real Estate:
Construction, land, and land development	17,133	161	14,142	175
1-4 family residential	1,479	8	1,113	1
Home equity	78	—	24	—
Commercial	4,783	44	5,688	40
Consumer and other	37	1	57	1
	$26,607	$238	$30,282	$282

The following table reconciles the balance of nonaccrual loans with impaired loans as of March 31, 2012, and December 31, 2011.

	March 31, 2012	December 31, 2011
Nonaccrual loans	$8,556	$8,572
Troubled debt restructured loans	2,135	2,121
Other impaired loans still accruing interest	13,208	18,380
Total impaired loans	$23,899	$29,073

The balance of impaired loans at March 31, 2012 and December 31, 2011, was comprised of 16 different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2012, and December 31, 2011.

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$291	$—	$—	$291	$256,563	$256,854	$—
Real estate:
Construction, land, and
land development	—	—	4,220	4,220	99,786	104,006	—
1-4 family residential
first mortgages	924	—	809	1,733	60,970	62,703	—
Home equity	5	—	—	5	23,075	23,080	—
Commercial	246	—	2,519	2,765	394,282	397,047	—
Consumer and other	5	—	—	5	5,511	5,516	—
Total	$1,471	$—	$7,548	$9,019	$840,187	$849,206	$—
Nonaccrual loans included
above	$—	$—	$7,548	$7,548	$1,008	$8,556	N/A

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$179	$1	$—	$180	$255,522	$255,702	$—
Real estate:
Construction, land, and
land development	4,220	—	—	4,220	97,387	101,607	—
1-4 family residential
first mortgages	703	6	809	1,518	61,700	63,218	—
Home equity	47	75	—	122	26,301	26,423	—
Commercial	—	60	2,434	2,494	383,643	386,137	—
Consumer and other	1	—	—	1	6,154	6,155	—
Total	$5,150	$142	$3,243	$8,535	$830,707	$839,242	$—
Nonaccrual loans included
above	$4,235	$60	$3,243	$7,538	$1,034	$8,572	N/A

N/A - Not applicable

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2012, and December 31, 2011.

	March 31, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$233,311	$5,777	$17,766	$—	$256,854
Real estate:
Construction, land, and land development	83,326	454	20,226	—	104,006
1-4 family residential first mortgages	59,883	724	2,096	—	62,703
Home equity	22,644	348	88	—	23,080
Commercial	377,738	6,167	13,142	—	397,047
Consumer and other	5,427	57	32	—	5,516
Total	$782,329	$13,527	$53,350	$—	$849,206

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$227,088	$10,458	$18,156	$—	$255,702
Real estate:
Construction, land, and land development	78,402	2,087	21,118	—	101,607
1-4 family residential first mortgages	60,474	664	2,080	—	63,218
Home equity	25,987	280	156	—	26,423
Commercial	367,094	6,209	12,834	—	386,137
Consumer and other	6,029	72	54	—	6,155
Total	$765,074	$19,770	$54,398	$—	$839,242

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

Risk rating 2: The loan is secured by properly margined marketable securities, bonds, or cash surrender value of life insurance.

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

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements, and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as integral parts of their examination processes, periodically review West Bank's allowance for loan losses, and may require West Bank to make additions to the allowance based on their judgments about information available to them at the time of their examinations.

The following tables detail changes in the allowance for loan losses by segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	—	(42)	(39)	(95)	—	(12)	(188)
Recoveries	47	—	7	5	—	2	61
Provision (1)	(540)	604	51	(141)	30	(4)	—
Ending balance	$3,916	$4,134	$1,234	$601	$6,697	$69	$16,651

	Three Months Ended March 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(1,479)	—	(526)	—	(248)	—	(2,253)
Recoveries	153	—	16	5	—	2	176
Provision (1)	(512)	103	492	54	441	(78)	500
Ending balance	$6,102	$3,890	$629	$717	$6,016	$156	$17,510

(1)
The negative provisions for the various segments are either related to the decline in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2012, and December 31, 2011.

	March 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$2,630	$113	$—	$200	$11	$2,954
Collectively evaluated for impairment	3,916	1,504	1,121	601	6,497	58	13,697
Total	$3,916	$4,134	$1,234	$601	$6,697	$69	$16,651

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$100	$2,630	$84	$156	$200	$12	$3,182
Collectively evaluated for impairment	4,309	942	1,131	676	6,467	71	13,596
Total	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2012, and December 31, 2011.

	March 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$834	$16,466	$1,821	$—	$4,746	$32	$23,899
Collectively evaluated for impairment	256,020	87,540	60,882	23,080	392,301	5,484	825,307
Total	$256,854	$104,006	$62,703	$23,080	$397,047	$5,516	$849,206

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$5,377	$17,359	$1,377	$156	$4,762	$42	$29,073
Collectively evaluated for impairment	250,325	84,248	61,841	26,267	381,375	6,113	810,169
Total	$255,702	$101,607	$63,218	$26,423	$386,137	$6,155	$839,242

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and we concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2012, and December 31, 2011.

	March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$17,815	$—	$17,815	$—
State and political subdivisions	53,855	—	53,855	—
Collateralized mortgage obligations	192,450	—	192,450	—
Mortgage-backed securities	39,387	—	39,387	—
Trust preferred securities	1,946	—	757	1,189
Corporate notes and other investments	735	—	735	—
Total	$306,188	$—	$304,999	$1,189

	December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$13,003	$—	$13,003	$—
State and political subdivisions	52,517	—	52,517	—
Collateralized mortgage obligations	175,498	—	175,498	—
Mortgage-backed securities	35,636	—	35,636	—
Trust preferred securities	2,011	—	766	1,245
Corporate notes and other investments	4,480	3,708	772	—
Total	$283,145	$3,708	$278,192	$1,245

There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2012.

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Beginning balance	$1,245	$1,339
Transfer into level 3	—	—
Total gains or (losses):
Included in earnings	(46)	—
Included in other comprehensive income	(10)	88
Sale of security	—	—
Principal payments	—	—
Ending balance	$1,189	$1,427

The ending balances in the previous table consist of one pooled TPS valued at $1,189 as of March 31, 2012.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of March 31, 2012, and December 31, 2011.

	March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$15,563	$—	$—	$15,563
Other real estate owned	9,963	—	—	9,963
Total	$25,526	$—	$—	$25,526

	December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$20,513	$—	$—	$20,513
Other real estate owned	10,967	—	—	10,967
Total	$31,480	$—	$—	$31,480

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

Federal funds sold:  The carrying amount approximates fair value.

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

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.  The fair values of Federal Home Loan Bank (FHLB) advances and subordinated notes are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The following table includes the carrying amounts and approximate fair values as of March 31, 2012, and December 31, 2011.

		March 31, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$32,803	$32,803	$35,772	$35,772
Federal funds sold	Level 1	75,703	75,703	51,332	51,332
Securities available for sale	See previous table	306,188	306,188	283,145	283,145
Federal Home Loan Bank stock	Level 1	11,475	11,475	11,352	11,352
Loans held for sale	Level 2	901	907	4,089	4,139
Loans, net	Level 2	832,390	842,963	822,181	829,675
Accrued interest receivable	Level 1	5,871	5,871	4,183	4,183
Financial liabilities:
Deposits	Level 2	969,030	971,550	957,373	960,607
Federal funds purchased and securities
sold under agreements to repurchase	Level 1	93,496	93,496	55,841	55,841
Accrued interest payable	Level 1	637	637	734	734
Subordinated notes	Level 3	20,619	11,470	20,619	11,029
Federal Home Loan Bank advances	Level 2	105,000	115,748	105,000	116,006
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

6.  Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  The remaining unaccreted discount on preferred stock was recognized on June 29, 2011, when the preferred stock was redeemed. The Company has 50,000,000 authorized shares of $0.01 par value preferred stock with a liquidation preference of $1,000 per share, with no shares issued or outstanding as of March 31, 2012 and December 31, 2011. The related outstanding common stock warrant was repurchased on August 31, 2011, for $700. Diluted earnings per common share reflect the potential dilution that could occur if the Company's previously outstanding stock warrant was exercised and converted into common stock. The dilutive effect was computed using the treasury stock method, which assumes all outstanding warrants were exercised.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2012 and 2011, is presented in the following table.

	Three Months Ended March 31,
	2012	2011
Net income	$3,977	$4,530
Preferred stock dividends	—	(450)
Preferred stock discount accretion	—	(121)
Net income available to common stockholders	$3,977	$3,959

Weighted average common shares outstanding	17,404	17,404
Common stock warrant*	—	—
Diluted weighted average common shares outstanding	17,404	17,404

Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23
*The average closing price of the Company's common stock for the three months ended March 31, 2011, was $7.53.  This average closing price was less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive during the period it was outstanding.

7.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of any OTTI securities.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	Noncredit-related
	Unrealized	Unrealized	Accumulated
	(Losses)	Gains (Losses)	Other
	on Securities	on Securities	Comprehensive
	with OTTI	without OTTI	Income (Loss)
Balance, December 31, 2011	$(1,940)	$2,594	$654
Current period other comprehensive income (loss)	(6)	238	232
Balance, March 31, 2012	$(1,946)	$2,832	$886

Balance, December 31, 2010	$(1,943)	$(704)	$(2,647)
Current period other comprehensive income	54	799	853
Balance, March 31, 2011	$(1,889)	$95	$(1,794)

The following tables show the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2012 and 2011.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Before Tax	Tax Expense	Net of Tax	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized noncredit-related gains
(losses) on securities with OTTI:
Unrealized holding gains (losses)	$(56)	$21	$(35)	$88	$(34)	$54
arising during period
Less: reclassification adjustment	46	(17)	29	—	—	—
for net losses realized in net income
Net unrealized holding gains	(10)	4	(6)	88	(34)	54
(losses) for securities with other
than temporary impairment
Unrealized gains on securities
without OTTI:
Unrealized holding gains	352	(134)	218	1,289	(490)	799
arising during the period
Plus: reclassification adjustment	33	(13)	20	—	—	—
for net losses realized in
net income
Net unrealized gains on securities
without OTTI	385	(147)	238	1,289	(490)	799
Other comprehensive income	$375	$(143)	$232	$1,377	$(524)	$853

8.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of March 31, 2012, and December 31, 2011.

	March 31, 2012	December 31, 2011
Allowance for loan losses	$6,327	$6,376
Intangibles	1,927	2,004
Investment security impairment	51	35
Other real estate owned	1,146	1,472
Accrued expenses	578	526
State net operating loss carryforward	466	442
Capital loss carryforward	4,125	4,125
Net deferred loan fees and costs	(260)	(252)
Net unrealized gains on securities available for sale	(544)	(401)
Premises and equipment	(571)	(590)
Loans	(758)	(718)
Other	4	(8)
Net deferred tax assets before valuation allowance	12,491	13,011
Valuation allowance	(4,642)	(4,602)
Net deferred tax assets	$7,849	$8,409
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and the federal and state capital loss carryforwards as management believes it is more likely than not that such carryforwards will expire without being utilized.

9.  Commitments and Contingencies.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of March 31, 2012, and December 31, 2011, consisted of the following approximate amounts.

	March 31, 2012	December 31, 2011
Commitments to extend credit	$281,539	$255,167
Standby letters of credit	9,337	9,923
	$290,876	$265,090

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 28, 2013.  At March 31, 2012, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $366.

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank card transactions were impermissible finance charges under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment violated its duties of good faith under the Iowa Uniform Commercial Code and Consumer Credit Code. West Bank believes the allegations in the lawsuit are factually and legally inaccurate. West Bank is vigorously defending this litigation. The Company believes that the likelihood of a loss as a result of this lawsuit is “reasonably possible” for disclosure purposes (i.e., greater than “remote” but less than “probable”). The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability and class certification. Even if legal liability is established under some theory, which West Bank believes would be improper under existing Iowa law, the amount of each plaintiff's damage claim would likely require individual determination due to the potential applicability of different offsets or credits.

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

Three Months Ended March 31, 2012
(in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity) and the Company's financial condition at the end of first quarter 2012.  Results of operations for the three months ended March 31, 2012, are compared to the results for the same period in 2011, and the consolidated financial condition of the Company as of March 31, 2012, is compared to balances as of December 31, 2011.

Net income available to common shareholders for the first quarter of 2012 was $3,977, which was similar to the $3,959 amount earned in the first quarter of 2011. The first quarter of 2012 did not include any preferred stock dividends or accretion since all of the Company's preferred stock was redeemed in June 2011. The first quarter of 2011 included $571 of preferred stock dividends and accretion. Net income for the first quarter of 2011 was $4,530. The first quarter of 2011 included a $637 gain on bank-owned life insurance due to the death of a bank officer, while there was no such gain in 2012.

Total basic and diluted earnings per common share were $0.23 for the first quarters of both 2012 and 2011. The Company's annualized returns on average equity and average assets for the quarter ended March 31, 2012, were 12.82 and 1.23 percent, respectively, compared to 12.48 and 1.39 percent, respectively, for the quarter ended March 31, 2011.

Net interest income declined $299 due to the continued downward pressure on the net interest margin in the current low interest rate environment. As a result of continued credit quality improvement, there was no provision for loan losses recorded in the first quarter of 2012 compared to $500 in the same quarter of 2011. Compared to a year ago, both nonperforming assets and net charge-offs have declined. As of March 31, 2012, the allowance for loan losses was 1.96 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

Noninterest income declined $270 compared to the first quarter of 2011, which included the life insurance recovery. Partially offsetting this reduction was a $563 increase in gains and fees on sales of residential mortgages into the secondary market. Noninterest expense was $389 higher in the first quarter of 2012 than in 2011 primarily due to higher salaries and benefit costs, which exceeded a $383 reduction in FDIC insurance expense.

Total impaired loans declined $5,174 compared to December 31, 2011. During the first three months of 2012, total loans outstanding grew $10,082. Management believes the loan portfolio will continue to grow slowly as the economy continues to improve, loan demand increases, and West Bank's customer base expands.

At its meeting on April 25, 2012, the Board of Directors declared a quarterly dividend on its common stock of $0.08 per share. The dividend is payable on May 29, 2012, to shareholders of record on May 9, 2012. The Company expects to continue paying regular quarterly dividends in the future.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2012, compared with the same period in 2011.

	Three Months Ended March 31,
	2012	2011	Change	Change %
Net income	$3,977	$4,530	$(553)	(12.2)%
Net income available to common shareholders	3,977	3,959	18	0.5%
Average assets	1,296,711	1,321,616	(24,905)	(1.9)%
Average stockholders' equity	124,800	147,252	(22,452)	(15.2)%

Return on average assets	1.23%	1.39%	(0.16)%
Return on average equity	12.82%	12.48%	0.34%
Texas ratio	15.28%	19.09%	(3.81)%
Efficiency ratio	51.82%	46.13%	5.69%
Dividend payout ratio	34.98%	NA	NA
Average equity to average assets ratio	9.62%	11.14%	(1.52)%
Equity to assets ratio - end of period	9.56%	11.64%	(2.08)%
Tangible common equity ratio - end of period	9.56%	8.95%	0.61%

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains and net impairment losses) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income available to common stockholders.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

•	NA - not applicable.

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2012	2011	Change	Change- %	2012	2011	Change	Change- %	2012	2011	Change
Interest-earning assets:
Loans:
Commercial	$258,216	$286,142	$(27,926)	(9.76)%	$3,247	$3,571	$(324)	(9.07)%	5.06%	5.06%	—%
Real estate	583,615	566,580	17,035	3.01%	8,050	8,305	(255)	(3.07)%	5.55%	5.94%	(0.39)%
Consumer and other	5,995	8,389	(2,394)	(28.54)%	71	103	(32)	(31.07)%	4.76%	4.98%	(0.22)%
Total loans	847,826	861,111	(13,285)	(1.54)%	11,368	11,979	(611)	(5.10)%	5.39%	5.64%	(0.25)%

Investment securities:
Taxable	250,658	214,913	35,745	16.63%	970	1,114	(144)	(12.93)%	1.55%	2.07%	(0.52)%
Tax-exempt	51,987	56,764	(4,777)	(8.42)%	760	904	(144)	(15.93)%	5.85%	6.37%	(0.52)%
Total investment securities	302,645	271,677	30,968	11.40%	1,730	2,018	(288)	(14.27)%	2.29%	2.97%	(0.68)%

Federal funds sold and
short-term investments	68,966	96,902	(27,936)	(28.83)%	42	61	(19)	(31.15)%	0.25%	0.26%	(0.01)%
Total interest-earning assets	$1,219,437	$1,229,690	$(10,253)	(0.83)%	13,140	14,058	(918)	(6.53)%	4.33%	4.64%	(0.31)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
markets	$519,806	$462,049	$57,757	12.50%	561	704	(143)	(20.31)%	0.43%	0.62%	(0.19)%
Time deposits	169,667	269,128	(99,461)	(36.96)%	719	1,161	(442)	(38.07)%	1.70%	1.75%	(0.05)%
Total deposits	689,473	731,177	(41,704)	(5.70)%	1,280	1,865	(585)	(31.37)%	0.75%	1.03%	(0.28)%
Other borrowed funds	209,066	193,306	15,760	8.15%	1,248	1,230	18	1.46%	2.40%	2.58%	(0.18)%
Total interest-bearing
liabilities	$898,539	$924,483	$(25,944)	(2.81)%	2,528	3,095	(567)	(18.32)%	1.13%	1.36%	(0.23)%

Tax-equivalent net interest income					$10,612	$10,963	$(351)	(3.20)%
Net interest spread									3.20%	3.28%	(0.08)%
Net interest margin									3.50%	3.62%	(0.12)%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended March 31, 2012, declined 12 basis points to 3.50 percent compared to the three months ended March 31, 2011.  The reduction compared to the prior year was due to yields on loans and investments declining more than rates paid on deposit liabilities.

Tax-equivalent net interest income for the three months ended March 31, 2012, declined $351 as interest income on interest-earning assets declined more than interest expense on interest-bearing liabilities. Management believes the net interest margin will remain at approximately the same level for the remainder of 2012.

The average yield on loans declined 25 basis points, and the average volume declined slightly for the first three months of 2012 compared to the same period in 2011, which resulted in interest income on loans falling by $611 compared to the first quarter of 2011.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Although loan pricing in the Company's market areas remains competitive, the volume of loans outstanding increased during the first quarter of 2012 as West Bank lenders are focusing on expanding existing customer relationships and developing new relationships.

For the first three months of 2012, the average balance of investment securities was $30,968 higher than in the first three months of 2011, while the yield declined 68 basis points.

The average rate paid on deposits for the first three months of 2012 declined to 0.75 percent from 1.03 percent for the same period last year.  The combination of a decline in average time deposit balances and lower market rates caused interest expense to decline by $585.  The average balance of time deposits for the first three months of 2012 declined $99,461 compared to the same time period in 2011 as the Company allowed wholesale deposits to mature without renewal and fewer customers have been willing to lock in low interest rates for an extended period of time.

The average rate paid on other borrowings declined by 18 basis points compared to the first three months of 2011 due to a rate reduction on securities sold under agreements to repurchase.  The rate on the Company's subordinated notes is variable with the rate tied to LIBOR. That rate was 3.76 percent during the first three months of 2012 compared to 3.47 percent during the same period last year.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing an appropriate allowance include: an assessment of the financial conditions of the borrower; the value and adequacy of loan collateral, the condition of the local economy and the condition of the specific industry of the borrower; the levels and trends of loans by segment; and a review of delinquent and classified loans.

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

The Company's policy is to charge off loans when, in management's opinion, the loan is deemed uncollectible although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2012 and 2011, and related ratios.

	Analysis of the Allowance for Loan Losses for the
	Three Months Ended March 31,
	2012	2011	Change
Balance at beginning of period	$16,778	$19,087	$(2,309)
Charge-offs	(188)	(2,253)	2,065
Recoveries	61	176	(115)
Net charge-offs	(127)	(2,077)	1,950
Provision for loan losses charged to
operations	—	500	(500)
Balance at end of period	$16,651	$17,510	$(859)

Average loans outstanding, excluding loans held for sale	$846,110	$859,158

Ratio of net charge-offs during the period to
average loans outstanding	0.06%	0.97%

Ratio of allowance for loan losses to
average loans outstanding	1.97%	2.04%

The allowance for loan losses represented 155.75 percent of nonperforming loans at March 31, 2012, which was similar to the 156.91 percent at December 31, 2011. The 2012 year-to-date provision was $500 lower than in 2011, due to the continued improvement in credit quality of the loan portfolio and a lower amount of net charge-offs.

The Company has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  The Company's typical commercial borrower is a small or medium-sized, privately-owned Iowa entity or business person.  The Company's commercial loans typically have greater credit risks than residential mortgage or consumer loans, because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans due to reduced cash flows and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Income Statements.  In addition, accounts within the “Other” category that represent significant variances are shown.

	Three Months Ended March 31,
Noninterest income:	2012	2011	Change	Change %
Service charges on deposit accounts	$730	$750	$(20)	(2.67)%
Debit card usage fees	378	347	31	8.93%
Trust services	204	219	(15)	(6.85)%
Gains and fees on sales of residential mortgages	747	184	563	305.98%
Increase in cash value of bank-owned life insurance	199	221	(22)	(9.95)%
Gain from bank-owned life insurance	—	637	(637)	(100.00)%
Net impairment losses	(46)	—	(46)	N/A
Realized securities (losses), net	(33)	—	(33)	N/A
Other:
Letter of credit fees	13	22	(9)	(40.91)%
Wire transfer fees	34	46	(12)	(26.09)%
Gain from sales of other assets	—	57	(57)	(100.00)%
All other	175	188	(13)	(6.91)%
Total other	222	313	(91)	(29.07)%
Total noninterest income	$2,401	$2,671	$(270)	(10.11)%

The decline in service charges on deposit accounts was primarily due to lower overdraft and return item charges that exceeded an increase in other fees on commercial deposit accounts.

Debit card usage fees grew in the first three months of 2012 as customers increased use of this convenient payment method in lieu of traditional check writing.  We believe these fees may decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the current market-driven levels. While financial institutions such as West Bank, with less than ten billion dollars in assets, are exempt from the cap, industry groups believe the price controls may have a future negative impact on community banks over time.

The volume of originations of residential mortgages sold into the secondary market during the first three months of 2012 increased significantly to $23,469 compared to $9,090 for the same time period in 2011. The related revenue increased from $184 to $747. Approximately two-thirds of the first quarter of 2012 originations involved refinancing current mortgages in an effort to lock in low market rates. Home sales in the Company's market areas have improved for each of the past nine months. This income source is expected to remain strong throughout 2012 but not necessarily at the same level as the first quarter.

As of March 31, 2012, the Company held one pooled TPS it considered to have OTTI. As a result of the quarterly valuation of this security, a credit loss of $46 was recognized in the first quarter of 2012. One corporate investment security was sold at a loss of $33 during the three months ended March 31, 2012.

The earnings rates on bank-owned life insurance have declined in conjunction with reduced market interest rates. Gain from bank-owned life insurance occurred due to the death of a bank officer in 2011. Gains from sales of other assets included a gain on sale of a foreclosed asset in the first quarter of 2011.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Income Statements.  In addition, accounts within the “Other expenses” category that represent significant variances are shown.

	Three Months Ended March 31,
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$3,636	$3,055	$581	19.02%
Occupancy	857	816	41	5.02%
Data processing	501	451	50	11.09%
FDIC insurance expense	166	549	(383)	(69.76)%
Other real estate owned expense	82	187	(105)	(56.15)%
Professional fees	292	222	70	31.53%
Other:
Marketing	56	60	(4)	(6.67)%
Business development	118	63	55	87.30%
Consulting fees	186	41	145	353.66%
Director fees	103	90	13	14.44%
Insurance expense	83	92	(9)	(9.78)%
Bank service charges and fees	128	129	(1)	(0.78)%
Deposit operations expense	19	54	(35)	(64.81)%
Loan related expense	53	68	(15)	(22.06)%
Contributions	45	38	7	18.42%
All other	540	561	(21)	(3.74)%
Total other	1,331	1,196	135	11.29%
Total noninterest expense	$6,865	$6,476	$389	6.01%
The increase in salaries and benefits consisted of salary and payroll taxes for employees added in the past year (approximately 20), higher bonus accruals ($195), higher secondary market real estate commissions ($66), and higher benefit costs ($90). The benefit cost increases were primarily for health insurance and 401(k) plan expenses as the Company increased its matching contribution effective January 1, 2012. In the first quarter of 2011, expense accruals for bonuses and Company contributions to the 401(k) plan were at 50 percent of potential. Later in 2011, after it appeared Company profitability would be fairly consistent, those accruals were brought up to the 100 percent potential level. Those accruals for the first quarter of 2012 were at the 100 percent potential level.

Data processing expense increased in the first three months of 2012 compared to 2011 primarily due to fees related to a new commercial loan management software program.

There were two reasons for the decline in FDIC insurance expense compared to 2011. The first was the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. The second was an upgrade in West Bank's regulatory risk classification on June 3, 2011.

Other real estate owned expense in the first quarter of 2012 was lower than in 2011 due a reduced amount of valuation write-downs on properties held.

Professional fees increased primarily due to higher legal fees related to preparation of the annual meeting proxy statement and the related proposal for shareholder approval of an equity incentive plan. Business development costs increased as a result of efforts to acquire new customers. Consulting fees increased year-over-year because the Company hired a compensation consultant to assist the Board of Directors, outsourced the loan review function, and hired a consultant to implement and test the previously mentioned commercial lending software. Deposit operations expense declined in 2012 due to changes in demand deposit account products.

Income Tax Expense

The Company recorded income tax expense of $1,737 (30.4 percent of pre-tax income) for the three months ended March 31, 2012, compared with $1,642 (26.6 percent of pre-tax income) for the three months ended March 31, 2011.  The effective rate increased compared to the prior year as 2011 net income included a tax-exempt gain on life insurance proceeds and the level of tax-exempt interest on investment securities and loans were both higher in 2011. The effective tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit recognized for the years ended December 31, 2012 and 2011 is $420 for each year.

FINANCIAL CONDITION

Total assets increased to $1,321,204 as of March 31, 2012, compared to $1,269,524 on December 31, 2011.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased $23,043 from December 31, 2011, to $306,188 at March 31, 2012, due to purchases made in an effort to reduce the amount of federal funds sold.

As of March 31, 2012, the available for sale investment securities portfolio consisted of approximately 6 percent U.S. government agency securities, 17 percent municipal securities, 76 percent government agency-issued collateralized mortgage obligations and mortgage-backed securities, and 1 percent corporate securities and TPSs.

At March 31, 2012, the most significant risk of a future impairment charge related to the Company's investment in two TPS.  As of March 31, 2012, two TPS with a cost basis of $6,061 were valued at $1,946.  Management has concluded that the pooled TPS ALESCO Preferred Funding X, Ltd. is considered to have OTTI.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at March 31, 2012, has already been recorded against equity.  West Bank holds one other TPS. Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company, is the issuer.  Heartland is well-capitalized and profitable according to current public information.  Management believes West Bank will receive its entire principal and interest over the life of this security, even though its current market value is approximately 44 percent of West Bank's cost.

Loans and Nonperforming Assets

Loans outstanding increased $10,082 from $838,959 at December 31, 2011, to $849,041 at March 31, 2012.  The increase was primarily attributable to multifamily housing and other commercial real estate loans. Management believes the local economy has stabilized and is showing signs of growth. Credit quality of the Company's loan portfolio continued to improve in the first quarter of 2012.

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items.

	March 31, 2012	December 31, 2011	Change
Nonaccrual loans	$8,556	$8,572	$(16)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	2,135	2,121	14
Total nonperforming loans	10,691	10,693	(2)
Other real estate owned	9,963	10,967	(1,004)
Nonaccrual investment securities	1,189	1,245	(56)
Total nonperforming assets	$21,843	$22,905	$(1,062)

Nonperforming loans to total loans	1.26%	1.27%	(0.01)%
Nonperforming assets to total assets	1.65%	1.80%	(0.15)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status would be included in the nonaccrual category if there were any, however, there were none at these dates.

The following tables set forth the activity within each category of nonperforming loans and assets for the three months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning
of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Decrease in fair market value	—	—	—	—	—	(10)	(10)
Additions	86	—	28	114	114	—	228
Sales	—	—	—	—	(970)	—	(970)
Subsequent write-downs/
impairment	(15)	—	—	(15)	(148)	(46)	(209)
Payments	(87)	—	(14)	(101)	—	—	(101)
Balance at end of period	$8,556	$—	$2,135	$10,691	$9,963	$1,189	$21,843

	Three months ended March 31, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning
of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	88	88
Additions	1,505	266	225	1,996	713	—	2,709
Transfers:
Nonaccrual to OREO	(67)	—	—	(67)	67	—	—
Upgrade in classification	—	(314)	(3,444)	(3,758)	—	—	(3,758)
Sales	—	—	—	—	(3,354)	—	(3,354)
Subsequent write-downs/
impairment	(1,724)	—	—	(1,724)	(470)	—	(2,194)
Payments	(1,335)	(150)	(25)	(1,510)	—	—	(1,510)
Balance at end of period	$6,324	$—	$1,543	$7,867	$16,149	$1,427	$25,443

Total nonperforming assets have declined 4.6 percent since the end of 2011 and have declined 14.2 percent since March 31, 2011.  Management continues to focus on monitoring and eliminating nonperforming assets.

The following table provides the composition of other real estate owned as of March 31, 2012, and December 31, 2011.

	March 31, 2012	December 31, 2011
Construction, land development, and other land	$9,549	$9,602
1-4 family residential properties	—	145
Multifamily	200	270
Commercial properties	214	950
	$9,963	$10,967
The Company is actively marketing the assets referenced in the table above.  Demand for commercial real estate and development land remains weak.  Valuations of other real estate owned are updated by management at least annually so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of March 31, 2012, the construction and land development category included four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The multifamily category consisted of one apartment building in the Des Moines area.  The commercial properties consisted of two commercial facilities in the Des Moines area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 5 to the financial statements.

Deposits

Total deposits increased to $969,030 as of March 31, 2012, or 1.2 percent compared to December 31, 2011.  The slight increase was due to the combination of demand, savings, and money market accounts increasing $39,761, while certificates of deposit declined $28,104. Certificates of deposit are not an attractive investment for some segments of our customer base in the current low rate environment.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase increased $37,655 in the first quarter of 2012 to $93,496. The increase was in both categories. Federal funds purchased, which consists of funds sold to West Bank by six Iowa banks as part of the correspondent bank services provided by West Bank, fluctuates depending upon the loan demand and investment strategy of those banks. Securities sold under agreements to repurchase are also very fluid funds which fluctuate based on the needs of our customers. There was no change in long-term borrowing in the first quarter of 2012.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $108,506 at March 31, 2012, compared with $87,104 as of December 31, 2011.  West Bank had additional borrowing capacity available from the FHLB of approximately $40,000 at March 31, 2012.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured federal funds lines of credit and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of those lines of credit as of March 31, 2012.  Net cash from operating activities contributed $7,394 and $10,408 to liquidity for the three months ended March 31, 2012 and 2011, respectively.  Management believes the Company was in a strong liquidity position as of March 31, 2012.

The Company's total stockholders' equity increased $2,818 during first quarter of 2012 to $126,269.  At March 31, 2012, stockholders' equity was 9.56 percent of total assets compared to 9.72 percent as of December 31, 2011.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Company and West Bank met all applicable capital adequacy requirements as of March 31, 2012.  Prompt corrective action provisions are not applicable to the Company.  As of March 31, 2012, West Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$157,395	16.44%	$76,607	8.0%	n/a	n/a
West Bank	141,215	15.26	74,025	8.0	$92,531	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	145,367	15.18	38,304	4.0	n/a	n/a
West Bank	129,586	14.00	37,013	4.0	55,519	6.0

Tier I Capital (to Average Assets)
Consolidated	145,367	11.22	51,810	4.0	n/a	n/a
West Bank	129,586	10.13	51,169	4.0	63,962	5.0

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,728	16.27%	$76,075	8.0%	n/a	n/a
West Bank	138,508	15.09	73,433	8.0	$91,791	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	142,781	15.01	38,037	4.0	n/a	n/a
West Bank	126,969	13.83	36,716	4.0	55,075	6.0

Tier I Capital (to Average Assets)
Consolidated	142,781	11.05	51,695	4.0	n/a	n/a
West Bank	126,969	9.95	51,046	4.0	63,808	5.0
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2011.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2012 changed when compared to 2011.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the first quarter of 2012 in the litigation described in Note 9 of the financial statements, incorporated herein by reference to Part I. The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2012.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
10.1	Form of Restricted Stock Unit Award Agreement
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)

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

West Bancorporation, Inc.
(Registrant)

April 26, 2012	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

April 26, 2012	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Award Agreement
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.