Form 10-Q
period 2012-06-30
WEST BANCORPORATION INC
filed 2012-07-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

Yes  ☐                      No  ☒

As of July 26, 2012, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$36,555	$35,772
Federal funds sold and other short-term investments	76,303	51,332
Cash and cash equivalents	112,858	87,104
Securities available for sale	317,958	283,145
Federal Home Loan Bank stock, at cost	11,639	11,352
Loans held for sale	3,777	4,089
Loans	858,414	838,959
Allowance for loan losses	(15,373)	(16,778)
Loans, net	843,041	822,181
Premises and equipment, net	5,643	5,396
Accrued interest receivable	4,566	4,183
Bank-owned life insurance	25,386	25,724
Other real estate owned	9,241	10,967
Deferred tax assets	6,875	8,409
Other assets	9,035	6,974
Total assets	$1,350,019	$1,269,524
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$280,398	$268,887
Interest-bearing demand	161,770	158,141
Savings	423,254	343,312
Time of $100,000 or more	77,239	98,743
Other time	84,473	88,290
Total deposits	1,027,134	957,373
Federal funds purchased and securities sold under agreements to repurchase	60,711	55,841
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	6,523	7,240
Total liabilities	1,219,987	1,146,073
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at June 30, 2012, and December 31, 2011	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,403,882
shares issued and outstanding at June 30, 2012, and December 31, 2011	3,000	3,000
Additional paid-in capital	33,702	33,687
Retained earnings	91,686	86,110
Accumulated other comprehensive income	1,644	654
Total stockholders' equity	130,032	123,451
Total liabilities and stockholders' equity	$1,350,019	$1,269,524

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans, including fees	$11,206	$11,634	$22,396	$23,427
Securities:
Taxable securities	1,128	1,126	2,099	2,240
Tax-exempt securities	511	570	1,014	1,174
Federal funds sold and other short-term investments	51	66	93	127
Total interest income	12,896	13,396	25,602	26,968
Interest expense:
Demand deposits	295	409	589	829
Savings deposits	323	304	589	588
Time deposits	653	1,030	1,372	2,191
Federal funds purchased and securities sold under agreements
to repurchase	29	43	66	89
Subordinated notes	186	178	379	354
Long-term borrowings	1,019	1,019	2,038	2,027
Total interest expense	2,505	2,983	5,033	6,078
Net interest income	10,391	10,413	20,569	20,890
Provision for loan losses	—	450	—	950
Net interest income after provision for loan losses	10,391	9,963	20,569	19,940
Noninterest income:
Service charges on deposit accounts	738	805	1,468	1,555
Debit card usage fees	412	378	790	725
Trust services	190	207	394	426
Gains and fees on sales of residential mortgages	581	272	1,328	456
Increase in cash value of bank-owned life insurance	191	223	390	444
Gain from bank-owned life insurance	841	—	841	637
Investment securities impairment losses	(127)	—	(173)	—
Realized investment securities gains, net	279	—	246	—
Other income	241	231	463	544
Total noninterest income	3,346	2,116	5,747	4,787
Noninterest expense:
Salaries and employee benefits	3,571	3,170	7,207	6,225
Occupancy	875	821	1,732	1,637
Data processing	505	479	1,006	930
FDIC insurance expense	167	346	333	895
Other real estate owned expense	906	93	988	280
Professional fees	287	237	579	459
Other expenses	1,502	1,230	2,833	2,426
Total noninterest expense	7,813	6,376	14,678	12,852
Income before income taxes	5,924	5,703	11,638	11,875
Income taxes	1,541	1,780	3,278	3,422
Net income	4,383	3,923	8,360	8,453
Preferred stock dividends and accretion of discount	—	(1,816)	—	(2,387)
Net income available to common stockholders	$4,383	$2,107	$8,360	$6,066

Basic earnings per common share	$0.25	$0.12	$0.48	$0.35
Diluted earnings per common share	$0.25	$0.12	$0.48	$0.35
Cash dividends per common share	$0.08	$0.05	$0.16	$0.05
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$4,383	$3,923	$8,360	$8,453
Other comprehensive income, before tax:
Unrealized gains (losses) on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during the period	(52)	155	(108)	243
Less: reclassification adjustment for impairment losses realized
in net income	127	—	173	—
Net unrealized gains on securities with other than
temporary impairment before tax expense	75	155	65	243
Unrealized gains on securities without other than temporary
impairment before tax:
Unrealized holding gains arising during the period	1,426	3,413	1,778	4,702
Less: reclassification adjustment for net gains realized in
net income	(279)	—	(246)	—
Net unrealized gains on other securities before tax expense	1,147	3,413	1,532	4,702
Other comprehensive income before tax	1,222	3,568	1,597	4,945
Tax expense related to other comprehensive income	(464)	(1,355)	(607)	(1,879)
Other comprehensive income, net of tax:	758	2,213	990	3,066
Comprehensive income	$5,141	$6,136	$9,350	$11,519

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	8,453	—	8,453
Other comprehensive income	—	—	—	—	3,066	3,066
Preferred stock discount accretion	1,492	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	(36,000)
Cash dividends declared, $0.05 per common share	—	—	—	(870)	—	(870)
Preferred stock dividends declared	—	—	—	(895)	—	(895)
Balance, June 30, 2011	$—	$3,000	$34,387	$81,384	$419	$119,190

Balance, December 31, 2011	$—	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	8,360	—	8,360
Other comprehensive income	—	—	—	—	990	990
Cash dividends declared, $0.16 per common share	—	—	—	(2,784)	—	(2,784)
Stock-based compensation costs	—	—	15	—	—	15
Balance, June 30, 2012	$—	$3,000	$33,702	$91,686	$1,644	$130,032

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$8,360	$8,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	950
Net amortization and accretion	2,238	1,437
(Gain) loss on disposition of premises and equipment	123	(13)
Investment securities gains, net	(246)	—
Investment securities impairment losses	173	—
Stock-based compensation	15	—
Gain on sale of loans	(1,084)	(383)
Proceeds from sales of loans held for sale	53,755	23,111
Originations of loans held for sale	(52,359)	(18,349)
Gain on sale of other real estate owned	(105)	(290)
Write-down of other real estate owned	1,008	493
Gain from bank-owned life insurance	(841)	(637)
Increase in value of bank-owned life insurance	(390)	(444)
Depreciation	339	290
Deferred income taxes	927	1,076
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(383)	800
(Increase) decrease in other assets	(499)	1,431
Decrease in accrued expenses and other liabilities	(717)	(772)
Net cash provided by operating activities	10,314	17,153
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	49,103	25,320
Purchases of securities available for sale	(84,477)	(25,205)
Purchases of Federal Home Loan Bank stock	(1,226)	(456)
Proceeds from redemption of Federal Home Loan Bank stock	939	427
Net (increase) decrease in loans	(20,512)	47,267
Net proceeds from sales of other real estate owned	475	5,312
Proceeds from sales of premises and equipment	—	51
Purchases of premises and equipment	(709)	(268)
Net cash provided by (used in) investing activities	(56,407)	52,448
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	69,761	(10,139)
Net increase (decrease) in federal funds purchased and securities sold under agreements to
repurchase	4,870	(5,573)
Net decrease in other short-term borrowings	—	(1,372)
Common stock dividends paid	(2,784)	(870)
Preferred stock dividends paid	—	(1,120)
Redemption of preferred stock	—	(36,000)
Net cash provided by (used in) financing activities	71,847	(55,074)
Net increase in cash and cash equivalents	25,754	14,527
Cash and Cash Equivalents:
Beginning	87,104	87,954
Ending	$112,858	$102,481

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,214	$6,581
Income taxes	2,236	2,002

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$477	$1,133
Sale of other real estate owned financed by issuance of a loan	800	—
Bank-owned life insurance death benefit receivable	1,573	1,192
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2012, and December 31, 2011, the net income and comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Certain items in the financial statements as of June 30, 2011, were reclassified to be consistent with the classifications used in the June 30, 2012, financial statements. The reclassification had no effect on net income or stockholders’ equity.

Current accounting developments: In April 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance removes from the assessment of effective control in the accounting for repurchase agreements (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance was effective for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued amended guidance to improve the comparability of fair value measurements presented and disclosed in financial statements made in accordance with GAAP and International Financial Reporting Standards. The guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied in situations where it is already required or permitted. The guidance is included in the Codification as part of ASC 820. The guidance was effective for public companies during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of June 30, 2012, and December 31, 2011.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$17,624	$409	$—	$18,033
State and political subdivisions	54,205	2,708	(160)	56,753
Collateralized mortgage obligations (1)	195,028	2,956	(233)	197,751
Mortgage-backed securities (1)	41,814	1,011	—	42,825
Trust preferred securities	5,937	—	(4,039)	1,898
Corporate notes and other investments	698	—	—	698
	$315,306	$7,084	$(4,432)	$317,958

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,644	$371	$(12)	$13,003
State and political subdivisions	50,172	2,398	(53)	52,517
Collateralized mortgage obligations (1)	173,438	2,301	(241)	175,498
Mortgage-backed securities (1)	34,967	706	(37)	35,636
Trust preferred securities	6,105	—	(4,094)	2,011
Corporate notes and other investments	4,764	—	(284)	4,480
	$282,090	$5,776	$(4,721)	$283,145

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $83,318 and $96,062 as of June 30, 2012, and December 31, 2011, respectively, were pledged as collateral on securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of June 30, 2012, by contractual maturity are shown in the following table.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the summary.

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$1,052	$1,055
Due after one year through five years	21,907	22,135
Due after five years through ten years	22,402	23,825
Due after ten years	33,103	30,367
	78,464	77,382
Collateralized mortgage obligations and mortgage-backed securities	236,842	240,576
	$315,306	$317,958

The details of the sales of securities for the three and six months ended June 30, 2012 and 2011, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$12,161	$—	$16,121	$—
Gross gains on sales	288	—	288	—
Gross losses on sales	9	—	42	—
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2012, and December 31, 2011.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$7,812	$(148)	$3,130	$(12)	$10,942	$(160)
Collateralized mortgage obligations	44,366	(233)	—	—	44,366	(233)
Trust preferred securities	—	—	1,898	(4,039)	1,898	(4,039)
	$52,178	$(381)	$5,028	$(4,051)	$57,206	$(4,432)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and
corporations	$4,988	$(12)	$—	$—	$4,988	$(12)
State and political subdivisions	—	—	3,090	(53)	3,090	(53)
Collateralized mortgage obligations	38,175	(241)	—	—	38,175	(241)
Mortgage-backed securities	17,898	(37)	—	—	17,898	(37)
Trust preferred securities	—	—	2,011	(4,094)	2,011	(4,094)
Corporate notes and other investments	—	—	3,708	(284)	3,708	(284)
	$61,061	$(290)	$8,809	$(4,431)	$69,870	$(4,721)

See Note 2 for a discussion of financial reporting for securities with unrealized losses. As of June 30, 2012, the available for sale investment portfolio included two municipal securities and two trust preferred securities (TPS) with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in municipal obligations as of June 30, 2012, are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI at June 30, 2012.

The Company believes the unrealized loss of $975 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. as of June 30, 2012, is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to have OTTI at June 30, 2012.

As of June 30, 2012, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to have OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,137 at June 30, 2012.  The consulting firm first evaluated the credit quality of each of the 77 underlying issuers within the pool by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated. For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured. The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPS and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  Therefore, the assumption was made that no issuer will prepay over the life of the TPS.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply more issuer defaults during the next two to three years than those that had been experienced historically, and a gradual leveling off of defaults thereafter.

In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of three-month LIBOR plus 15 percent (a lifetime average all-in discount rate of approximately 18 percent) was used for determination of fair value as of June 30, 2012, and December 31, 2011.  For purposes of determining any credit loss, projected cash flows were discounted using a rate of three-month LIBOR plus 1.25 percent. Future fair value estimates for this security may vary due to changes in market interest rates and credit performance of the underlying collateral. Any additional deferrals or defaults of the underlying issuers will have a negative impact on the value of the pooled TPS, because there is no excess collateral to absorb any future defaults.

Based on the valuation work performed, an additional credit loss of $127 was recognized in second quarter 2012 earnings, bringing the year-to-date impairment to $173.  No credit loss was recognized in the first half of 2011. The remaining unrealized loss of $3,064 is reflected in accumulated other comprehensive income, net of taxes of $1,164.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following table provides a roll forward of the cumulative amount of credit-related losses recognized in earnings for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$572	$427	$526	$427
Current period credit loss recognized in earnings	127	—	173	—
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to sell or
requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to be collected	—	—	—	—
Balance at end of period	$699	$427	$699	$427

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Commercial	$260,847	$255,702
Real estate:
Construction, land, and land development	107,655	101,607
1-4 family residential first mortgages	61,373	63,218
Home equity	23,353	26,423
Commercial	399,694	386,137
Consumer and other loans	5,662	6,155
	858,584	839,242
Net unamortized fees and costs	170	283
	$858,414	$838,959

Real estate loans of approximately $354,000 and $337,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2012, and December 31, 2011, respectively.

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

A loan is classified as a troubled debt restructured (TDR) loan when the Company concludes that a borrower is experiencing financial difficulties and a concession was granted that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden on the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual or past due 90 days, rather than as a TDR loan, if they are not performing per the restructured terms.

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

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of June 30, 2012, and December 31, 2011. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial	$205	$800
Real estate:
Construction, land, and land development	3,356	4,220
1-4 family residential first mortgages	870	923
Home equity	—	—
Commercial	2,519	2,629
Consumer and other loans	—	—
Total nonaccrual loans	6,950	8,572
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land, and land development	480	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	480	—
Troubled debt restructured loans(1):
Commercial	27	—
Real estate:
Construction, land, and land development	—	1,094
1-4 family residential first mortgages	243	171
Home equity	—	—
Commercial	825	856
Consumer and other loans	—	—
Total troubled debt restructured loans	1,095	2,121
Total nonperforming loans	$8,525	$10,693

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status would be included in the nonaccrual category if there were any, however, there were none at these dates. As of June 30, 2012, loans past due 90 days consisted of one TDR loan.

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012			Six months ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—	1	$28	$28
Real estate:
Construction, land, and
land development	—	—	—	—	—	—
1-4 family residential
first mortgages	1	74	74	1	74	74
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
	1	74	74	2	102	102

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the previous table. There were no TDR loans that have been modified within the previous twelve months and have subsequently had a payment default during the three or six months ended June 30, 2012.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of June 30, 2012, and December 31, 2011, and the average recorded investment and interest income recognized on these loans for the three and six months ended June 30, 2012 and 2011.

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$232	$232	N/A	$800	$800	N/A
Real Estate:
Construction, land, and land development	3,836	5,302	N/A	—	—	N/A
1-4 family residential	1,113	1,113	N/A	1,094	1,094	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	3,345	4,538	N/A	3,484	4,678	N/A
Consumer and other	—	—	N/A	—	—	N/A
	8,526	11,185	N/A	5,378	6,572	N/A
With an allowance recorded:
Commercial	—	—	—	4,577	4,577	100
Real Estate:
Construction, land, and land development	11,021	11,021	1,500	17,359	17,359	2,630
1-4 family residential	488	488	7	283	283	84
Home equity	—	—	—	156	156	156
Commercial	1,267	1,267	200	1,278	1,278	200
Consumer and other	—	—	—	42	42	12
	12,776	12,776	1,707	23,695	23,695	3,182
Total:
Commercial	232	232	—	5,377	5,377	100
Real Estate:
Construction, land, and land development	14,857	16,323	1,500	17,359	17,359	2,630
1-4 family residential	1,601	1,601	7	1,377	1,377	84
Home equity	—	—	—	156	156	156
Commercial	4,612	5,805	200	4,762	5,956	200
Consumer and other	—	—	—	42	42	12
	$21,302	$23,961	$1,707	$29,073	$30,267	$3,182

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$478	$79	$1,451	$—	$616	$79	$1,902	$—
Real Estate:
Construction, land, and
land development	959	—	136	2	1,754	—	137	3
1-4 family residential	1,123	2	1,133	—	1,110	3	1,032	1
Home equity	—	—	7	—	—	—	17	—
Commercial	3,472	15	3,642	11	3,493	35	4,788	51
Consumer and other	—	—	12	—	—	—	13	1
	6,032	96	6,381	13	6,973	117	7,889	56
With an allowance recorded:
Commercial	3	—	4,953	73	1,309	24	6,108	138
Real Estate:
Construction, land, and
land development	15,067	141	13,579	177	14,842	302	13,835	350
1-4 family residential	649	8	71	6	488	15	112	6
Home equity	—	—	—	—	45	—	—	—
Commercial	1,269	22	—	—	1,271	46	—	—
Consumer and other	8	—	43	1	21	1	43	1
	16,996	171	18,646	257	17,976	388	20,098	495
Total:
Commercial	481	79	6,404	73	1,925	103	8,010	138
Real Estate:
Construction, land, and
land development	16,026	141	13,715	179	16,596	302	13,972	353
1-4 family residential	1,772	10	1,204	6	1,598	18	1,144	7
Home equity	—	—	7	—	45	—	17	—
Commercial	4,741	37	3,642	11	4,764	81	4,788	51
Consumer and other	8	—	55	1	21	1	56	2
	$23,028	$267	$25,027	$270	$24,949	$505	$27,987	$551

The following table reconciles the balance of nonaccrual loans with impaired loans as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Nonaccrual loans	$6,950	$8,572
Troubled debt restructured loans	1,095	2,121
Other impaired loans still accruing interest	13,257	18,380
Total impaired loans	$21,302	$29,073

The balance of impaired loans at June 30, 2012, and December 31, 2011, was comprised of 16 different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2012, and December 31, 2011.

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$46	$—	$—	$46	$260,801	$260,847	$—
Real estate:
Construction, land, and
land development	—	—	3,836	3,836	103,819	107,655	480
1-4 family residential
first mortgages	494	—	793	1,287	60,086	61,373	—
Home equity	8	—	—	8	23,345	23,353	—
Commercial	505	—	2,519	3,024	396,670	399,694	—
Consumer and other	—	—	—	—	5,662	5,662	—
Total	$1,053	$—	$7,148	$8,201	$850,383	$858,584	$480
Nonaccrual loans included
above	$77	$—	$6,668	$6,745	$205	$6,950

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days and Still Accruing
Commercial	$179	$1	$—	$180	$255,522	$255,702	$—
Real estate:
Construction, land, and
land development	4,220	—	—	4,220	97,387	101,607	—
1-4 family residential
first mortgages	703	6	809	1,518	61,700	63,218	—
Home equity	47	75	—	122	26,301	26,423	—
Commercial	—	60	2,434	2,494	383,643	386,137	—
Consumer and other	1	—	—	1	6,154	6,155	—
Total	$5,150	$142	$3,243	$8,535	$830,707	$839,242	$—
Nonaccrual loans included
above	$4,235	$60	$3,243	$7,538	$1,034	$8,572

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2012, and December 31, 2011.

	June 30, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$239,147	$10,770	$10,930	$—	$260,847
Real estate:
Construction, land, and land development	88,725	314	18,616	—	107,655
1-4 family residential first mortgages	51,241	8,314	1,818	—	61,373
Home equity	23,086	200	67	—	23,353
Commercial	378,817	6,438	14,439	—	399,694
Consumer and other	5,595	67	—	—	5,662
Total	$786,611	$26,103	$45,870	$—	$858,584

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$227,088	$10,458	$18,156	$—	$255,702
Real estate:
Construction, land, and land development	78,402	2,087	21,118	—	101,607
1-4 family residential first mortgages	60,474	664	2,080	—	63,218
Home equity	25,987	280	156	—	26,423
Commercial	367,094	6,209	12,834	—	386,137
Consumer and other	6,029	72	54	—	6,155
Total	$765,074	$19,770	$54,398	$—	$839,242

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

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point they are not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. For commercial loans, including construction and commercial real estate loans, that income stream consists of the operations of the business. For consumer loans, including 1-4 family residential and home equity loans, that income stream typically consists of wages. The risk of declining collateral values is present for most types of loans. For commercial loans, the collateral is generally comprised of accounts receivable, fixed assets, and inventory. Accounts receivable can diminish in value if collections are not timely. Fixed assets tend to depreciate over time and inventory can become obsolete. For all types of loans secured by real estate, it is possible for the value of the real estate to decline.

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

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements, and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as an integral part of their examination processes, periodically review West Bank's allowance for loan losses, and may require West Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The following tables detail changes in the allowance for loan losses by segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,916	$4,134	$1,234	$601	$6,697	$69	$16,651
Charge-offs	—	(1,466)	(25)	—	(1)	—	(1,492)
Recoveries	188	—	8	3	—	15	214
Provision (1)	(108)	398	(127)	(8)	(135)	(20)	—
Ending balance	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373

	Three Months Ended June 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$6,102	$3,890	$629	$717	$6,016	$156	$17,510
Charge-offs	(628)	—	—	(40)	(50)	(3)	(721)
Recoveries	528	—	8	7	1	7	551
Provision (1)	24	(138)	298	(20)	307	(21)	450
Ending balance	$6,026	$3,752	$935	$664	$6,274	$139	$17,790

	Six months ended June 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	—	(1,508)	(64)	(95)	(1)	(12)	(1,680)
Recoveries	235	—	15	8	—	17	275
Provision (1)	(648)	1,002	(76)	(149)	(105)	(24)	—
Ending balance	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373

	Six months ended June 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,107)	—	(526)	(40)	(298)	(3)	(2,974)
Recoveries	681	—	24	12	1	9	727
Provision (1)	(488)	(35)	790	34	748	(99)	950
Ending balance	$6,026	$3,752	$935	$664	$6,274	$139	$17,790

(1)
The negative provisions for the various segments are either related to the decrease in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2012, and December 31, 2011.

	June 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$1,500	$7	$—	$200	$—	$1,707
Collectively evaluated for impairment	3,996	1,566	1,083	596	6,361	64	13,666
Total	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$100	$2,630	$84	$156	$200	$12	$3,182
Collectively evaluated for impairment	4,309	942	1,131	676	6,467	71	13,596
Total	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2012, and December 31, 2011.

	June 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$232	$14,857	$1,601	$—	$4,612	$—	$21,302
Collectively evaluated for impairment	260,615	92,798	59,772	23,353	395,082	5,662	837,282
Total	$260,847	$107,655	$61,373	$23,353	$399,694	$5,662	$858,584

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$5,377	$17,359	$1,377	$156	$4,762	$42	$29,073
Collectively evaluated for impairment	250,325	84,248	61,841	26,267	381,375	6,113	810,169
Total	$255,702	$101,607	$63,218	$26,423	$386,137	$6,155	$839,242

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

The following tables present the balances of assets measured at fair value on a recurring basis by level as of June 30, 2012, and December 31, 2011.

	June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$18,033	$—	$18,033	$—
State and political subdivisions	56,753	—	56,753	—
Collateralized mortgage obligations	197,751	—	197,751	—
Mortgage-backed securities	42,825	—	42,825	—
Trust preferred securities	1,898	—	761	1,137
Corporate notes and other investments	698	—	698	—
Total	$317,958	$—	$316,821	$1,137

	December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. government agencies and corporations	$13,003	$—	$13,003	$—
State and political subdivisions	52,517	—	52,517	—
Collateralized mortgage obligations	175,498	—	175,498	—
Mortgage-backed securities	35,636	—	35,636	—
Trust preferred securities	2,011	—	766	1,245
Corporate notes and other investments	4,480	3,708	772	—
Total	$283,145	$3,708	$278,192	$1,245
There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2012.

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$1,189	$1,427	$1,245	$1,339
Transfer into level 3	—	—	—	—
Total gains or (losses):
Included in earnings	(127)	—	(173)	—
Included in other comprehensive income	75	155	65	243
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$1,137	$1,582	$1,137	$1,582
The ending balances in the previous table consist of one pooled TPS.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of June 30, 2012, and December 31, 2011.

	June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$11,069	$—	$—	$11,069
Other real estate owned	9,241	—	—	9,241
Total	$20,310	$—	$—	$20,310

	December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$20,513	$—	$—	$20,513
Other real estate owned	10,967	—	—	10,967
Total	$31,480	$—	$—	$31,480

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

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.  The fair values of FHLB advances and subordinated notes are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2012, and December 31, 2011.

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$36,555	$36,555	$35,772	$35,772
Federal funds sold and other
short-term investments	Level 1	76,303	76,303	51,332	51,332
Securities available for sale	See previous table	317,958	317,958	283,145	283,145
Federal Home Loan Bank stock	Level 1	11,639	11,639	11,352	11,352
Loans held for sale	Level 2	3,777	3,829	4,089	4,139
Loans, net	Level 2	843,041	856,573	822,181	829,675
Accrued interest receivable	Level 1	4,566	4,566	4,183	4,183
Financial liabilities:
Deposits	Level 2	1,027,134	1,029,263	957,373	960,607
Federal funds purchased and securities sold
under agreements to repurchase	Level 1	60,711	60,711	55,841	55,841
Accrued interest payable	Level 1	553	553	734	734
Subordinated notes	Level 2	20,619	11,769	20,619	11,029
Federal Home Loan Bank advances	Level 2	105,000	116,437	105,000	116,006
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

6. Stock Compensation Plans

At the Company's annual meeting of shareholders on April 26, 2012, the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the shareholders, replacing the West Bancorporation, Inc. Restricted Stock Compensation Plan, which had no awards outstanding. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. All employees and directors of and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that non-employees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as non-qualified and incentive stock options, stock appreciation rights (SARS), stock awards, and cash incentive awards. The Compensation Committee will determine the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards.

Under the 2012 Plan, the Company may grant restricted stock unit (RSU) awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. On May 17, 2012, there were 21,706 RSUs granted to certain executive officers and other employees. These RSUs were granted at no cost to the participants and the participants will not be entitled to dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date, which is two years after the grant date or upon the participant's termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated without cause for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability, or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

The following is a summary of nonvested RSU activity for the three and six months ended June 30, 2012:

	Three and Six Months Ended June 30, 2012
		Weighted-Average
		Grant-Date
	Shares	Fair Value Per Share
Nonvested shares, beginning of period	—
Granted	21,706	$9.11
Vested	—	—
Forfeited	—	—
Nonvested shares, end of period	21,706
The Company recognizes compensation expense for stock-based awards based on the fair value of the award at the grant date and based upon the number of awards ultimately expected to vest. The fair value of nonvested RSUs granted is equal to the fair market value of the underlying common stock at the grant date. Compensation expense is recognized on the straight-line method over the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation, since all RSUs are expected to vest.

Total compensation costs recorded for the RSUs were $15 for the three and six months ended June 30, 2012. As of June 30, 2012, there was $166 of unrecognized compensation costs related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized is approximately 1.8 years.

7.  Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  The remaining unaccreted discount on preferred stock was recognized at June 29, 2011, when all of the Company's outstanding preferred stock was redeemed. The Company has 50,000,000 authorized shares of $0.01 par value preferred stock, with no shares issued or outstanding as of June 30, 2012, and December 31, 2011. The related outstanding common stock warrant was repurchased on August 31, 2011, for $700. Diluted earnings per common share for the three and six months ended June 30, 2011, reflect the potential dilution that could occur if the Company's previously outstanding stock warrant was exercised and converted into common stock. Diluted earnings per common share for all periods reflect the potential dilution that could occur if the Company's outstanding RSUs were vested. The dilutive effect was computed using the treasury stock method, which assumes all outstanding warrants were exercised and assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011, is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2012	2011	2012	2011
Net income	$4,383	$3,923	$8,360	$8,453
Preferred stock dividends	—	(445)	—	(895)
Preferred stock discount accretion	—	(1,371)	—	(1,492)
Net income available to common stockholders	$4,383	$2,107	$8,360	$6,066

Weighted average common shares outstanding	17,404	17,404	17,404	17,404
Restricted stock units	11	—	16	—
Common stock warrant (1)	—	—	—	—
Diluted weighted average common shares outstanding	17,415	17,404	17,420	17,404

Basic earnings per common share	$0.25	$0.12	$0.48	$0.35
Diluted earnings per common share	$0.25	$0.12	$0.48	$0.35

(1)
The average closing price of the Company's common stock for the three and six months ended June 30, 2011, was $7.60 and $7.56, respectively.  These average closing prices were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive during the period it was outstanding.

8.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of OTTI securities.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011.

	Noncredit-related
	Unrealized	Unrealized	Accumulated
	(Losses) on	Gains (Losses)	Other
	Securities	on Securities	Comprehensive
	with OTTI	without OTTI	Income (Loss)
Balance, December 31, 2011	$(1,940)	$2,594	$654
Current period other comprehensive income	40	950	990
Balance, June 30, 2012	$(1,900)	$3,544	$1,644

Balance, December 31, 2010	$(1,943)	$(704)	$(2,647)
Current period other comprehensive income	151	2,915	3,066
Balance, June 30, 2011	$(1,792)	$2,211	$419

The following tables show the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized noncredit-related gains
(losses) on securities with OTTI:
Unrealized holding losses arising
during period	$(52)	$20	$(32)	$(108)	$41	$(67)
Less: reclassification adjustment for
net losses realized in net income	127	(49)	78	173	(66)	107
Net unrealized holding gains for
securities with other than temporary
impairment	75	(29)	46	65	(25)	40
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising
during the period	1,426	(542)	884	1,778	(676)	1,102
Less: reclassification adjustment for
net gains realized in net income	(279)	107	(172)	(246)	94	(152)
Net unrealized gains on securities
without OTTI	1,147	(435)	712	1,532	(582)	950
Other comprehensive income	$1,222	$(464)	$758	$1,597	$(607)	$990

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized noncredit-related gains
on securities with OTTI:
Unrealized holding gains arising
during period	$155	$(58)	$97	$243	$(92)	$151
Less: reclassification adjustment
for net losses realized in net income	—	—	—	—	—	—
Net unrealized holding gains for
securities with other than temporary
impairment	155	(58)	97	243	(92)	151
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising
during period	3,413	(1,297)	2,116	4,702	(1,787)	2,915
Less: reclassification adjustment for
net losses realized in net income	—	—	—	—	—	—
Net unrealized gains on securities
without OTTI	3,413	(1,297)	2,116	4,702	(1,787)	2,915
Other comprehensive income	$3,568	$(1,355)	$2,213	$4,945	$(1,879)	$3,066

9.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Allowance for loan losses	$5,841	$6,376
Intangibles	1,850	2,004
Investment security impairment	95	35
Other real estate owned	1,391	1,472
Accrued expenses	516	526
State net operating loss carryforward	485	442
Capital loss carryforward	4,125	4,125
Net deferred loan fees and costs	(262)	(252)
Net unrealized gains on securities available for sale	(1,008)	(401)
Premises and equipment	(579)	(590)
Loans	(798)	(718)
Other	(76)	(8)
Net deferred tax assets before valuation allowance	11,580	13,011
Valuation allowance	(4,705)	(4,602)
Net deferred tax assets	$6,875	$8,409
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

10.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of June 30, 2012, and December 31, 2011, consisted of the following approximate amounts.

	June 30, 2012	December 31, 2011
Commitments to extend credit	$280,612	$255,167
Standby letters of credit	9,393	9,923
	$290,005	$265,090

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 28, 2013.  At June 30, 2012, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $404.

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, contains allegations that nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank card transactions were impermissible finance charges under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment violated its duties of good faith under the Iowa Uniform Commercial Code and Consumer Credit Code. West Bank believes the allegations in the lawsuit are factually and legally inaccurate. West Bank is vigorously defending this litigation. The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability and class certification. Even if legal liability is established under some theory, which West Bank believes would be improper under existing Iowa law, the amount of each plaintiff's damage claim would likely require individual determination due to the potential applicability of different offsets or credits.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2012
(in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's consolidated financial condition as of the end of the second quarter 2012.  Results of operations for the three and six months ended June 30, 2012, are compared to the results for the same periods in 2011, and the consolidated financial condition of the Company as of June 30, 2012, is compared to balances as of December 31, 2011.

Net income available to common stockholders for the second quarter of 2012 was $4,383 compared to $2,107 for the second quarter of 2011. The most significant difference from last year was the preferred stock dividends and accretion of discount totaling $1,816. The Company's outstanding preferred stock was redeemed on June 29, 2011, so there were no such dividends and accretion of discount in 2012. Net income for the second quarter of 2011 before such dividends and accretion of discount was $3,923.

Total basic and diluted earnings per common share were $0.25 and $0.12 for the second quarters of 2012 and 2011, respectively. The Company's annualized returns on average equity and average assets for the quarter ended June 30, 2012, were 13.69 and 1.32 percent, respectively, compared to 10.36 and 1.21 percent, respectively, for the quarter ended June 30, 2011.

Net interest income for the second quarter held steady when compared to the same time period in 2011, despite continued downward pressure on interest rates. As a result of continued credit quality improvement, there was no provision for loan losses recorded in the second quarter of 2012 compared to $450 in the same quarter of 2011. Compared to a year ago, nonperforming assets declined 18.6 percent. As of June 30, 2012, the allowance for loan losses was 1.79 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

Noninterest income increased $1,230 compared to the second quarter of 2011 primarily due to increased gains and fees on sales of residential mortgages of $309 and realized net investment securities gains of $279. In addition, a gain of $841 from bank-owned life insurance was recognized due to the death of a long-time West Bank officer. Noninterest expense was $1,437 higher in the second quarter of 2012 than in 2011 due to a $401 increase in salaries and employee benefit costs and write-downs of $745 on other real estate owned properties.

Net income available to common stockholders for the six months ended June 30, 2012, was $8,360 compared to $6,066 for the six months ended June 30, 2011. Like the second quarter, results for the first six months of 2011 were impacted by preferred stock dividends and accretion of discount. Net income for the first six months of 2012 declined $93 from $8,453 for the same period in 2011. Total basic and diluted earnings per common share were $0.48 and $0.35 for the first six months of 2012 and 2011, respectively.  The Company's annualized return on average equity and return on average assets for the six months ended June 30, 2012, were 13.26 and 1.28 percent, respectively, compared to 11.40 and 1.30 percent, respectively, for the six months ended June 30, 2011.

For the six months ended June 30, 2012, net interest income declined $321 from the prior year, primarily due to continued downward pressure on interest rates. No provision for loan losses was recorded compared to $950 in the six months ended June 30, 2011, as a result of continued credit quality improvement in 2012. Other significant changes between the first six months of 2012 and the same time period in 2011 were the $872 increase in gains and fees on sales of residential mortgages, which was offset by a $982 increase in salaries and benefits and a $708 increase in other real estate owned expenses. In addition, FDIC insurance expense declined by $562 during the same time period.

During the first six months of 2012, total loans outstanding increased $19,455 and increased $9,373 during the second quarter. Management believes the loan portfolio will continue to grow, although at a rather subdued rate. While management would like to see stronger loan growth, the uncertainty surrounding various aspects of the economy is causing many financially stable customers to wait for more clarity before borrowing additional funds to expand their business or purchase assets.

The Board of Directors declared a quarterly dividend of $0.10 per common share at its meeting on July 25, 2012. This amount represents a 25 percent increase over the previous quarterly dividend. The dividend is payable on August 28, 2012, to shareholders of record as of August 8, 2012.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2012, compared with the same periods in 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	Change %	2012	2011	Change	Change %
Net income	$4,383	$3,923	$460	11.7%	$8,360	$8,453	$(93)	(1.1)%
Net income available to
common shareholders	4,383	2,107	2,276	108.0%	8,360	6,066	2,294	37.8%
Average assets	1,339,703	1,303,782	35,921	2.8%	1,318,207	1,312,649	5,558	0.4%
Average stockholders'
equity	128,757	151,849	(23,092)	(15.2)%	126,779	149,563	(22,784)	(15.2)%

Return on average assets	1.32%	1.21%	0.11%		1.28%	1.30%	(0.02)%
Return on average equity	13.69%	10.36%	3.33%		13.26%	11.40%	1.86%
Efficiency ratio	49.31%	48.33%	0.98%		50.52%	47.20%	3.32%
Dividend payout ratio	31.78%	41.29%	(9.51)%		33.30%	14.34%	18.96%
Average equity to
average assets ratio	9.61%	11.65%	(2.04)%		9.62%	11.39%	(1.77)%

					As of June 30,
					2012	2011	Change
Texas ratio					13.00%	16.94%	(3.94)%
Equity to assets ratio					9.63%	9.45%	0.18%
Tangible common equity ratio					9.63%	9.45%	0.18%
Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2012	2011	Change	Change- %	2012	2011	Change	Change- %	2012	2011	Change
Interest-earning assets:
Loans:
Commercial	$262,394	$259,248	$3,146	1.21%	$3,308	$3,296	$12	0.36%	5.07%	5.10%	(0.03)%
Real estate	590,606	575,686	14,920	2.59%	7,999	8,415	(416)	(4.94)%	5.45%	5.86%	(0.41)%
Consumer and other	5,854	7,654	(1,800)	(23.52)%	65	110	(45)	(40.91)%	4.47%	5.76%	(1.29)%
Total loans	858,854	842,588	16,266	1.93%	11,372	11,821	(449)	(3.80)%	5.33%	5.63%	(0.30)%

Investment securities:
Taxable	271,721	215,718	56,003	25.96%	1,129	1,126	3	0.27%	1.66%	2.09%	(0.43)%
Tax-exempt	54,382	54,619	(237)	(0.43)%	765	854	(89)	(10.42)%	5.63%	6.25%	(0.62)%
Total investment securities	326,103	270,337	55,766	20.63%	1,894	1,980	(86)	(4.34)%	2.32%	2.93%	(0.61)%

Federal funds sold and
short-term investments	79,555	105,545	(25,990)	(24.62)%	51	66	(15)	(22.73)%	0.26%	0.25%	0.01%
Total interest-earning assets	$1,264,512	$1,218,470	$46,042	3.78%	13,317	13,867	(550)	(3.97)%	4.24%	4.56%	(0.32)%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$571,521	$480,366	$91,155	18.98%	617	713	(96)	(13.46)%	0.43%	0.60%	(0.17)%
Time deposits	162,372	235,516	(73,144)	(31.06)%	653	1,030	(377)	(36.60)%	1.62%	1.75%	(0.13)%
Total deposits	733,893	715,882	18,011	2.52%	1,270	1,743	(473)	(27.14)%	0.70%	0.98%	(0.28)%
Other borrowed funds	196,653	187,939	8,714	4.64%	1,235	1,240	(5)	(0.40)%	2.53%	2.65%	(0.12)%
Total interest-bearing
liabilities	$930,546	$903,821	$26,725	2.96%	2,505	2,983	(478)	(16.02)%	1.08%	1.32%	(0.24)%

Tax-equivalent net interest income					$10,812	$10,884	$(72)	(0.66)%
Net interest spread									3.16%	3.24%	(0.08)%
Net interest margin									3.44%	3.58%	(0.14)%

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2012	2011	Change	Change- %	2012	2011	Change	Change- %	2012	2011	Change
Interest-earning assets:
Loans:
Commercial	$260,305	$272,620	$(12,315)	(4.52)%	$6,555	$6,867	$(312)	(4.54)%	5.06%	5.08%	(0.02)%
Real estate	587,110	571,158	15,952	2.79%	16,049	16,720	(671)	(4.01)%	5.50%	5.90%	(0.40)%
Consumer and other	5,925	8,020	(2,095)	(26.12)%	136	213	(77)	(36.15)%	4.62%	5.36%	(0.74)%
Total loans	853,340	851,798	1,542	0.18%	22,740	23,800	(1,060)	(4.45)%	5.36%	5.63%	(0.27)%

Investment securities:
Taxable	261,189	215,317	45,872	21.30%	2,099	2,240	(141)	(6.29)%	1.61%	2.08%	(0.47)%
Tax-exempt	53,185	55,686	(2,501)	(4.49)%	1,525	1,758	(233)	(13.25)%	5.73%	6.31%	(0.58)%
Total investment securities	314,374	271,003	43,371	16.00%	3,624	3,998	(374)	(9.35)%	2.31%	2.95%	(0.64)%

Federal funds sold and short-
term investments	74,260	101,248	(26,988)	(26.66)%	93	127	(34)	(26.77)%	0.25%	0.25%	—%
Total interest-earning assets	$1,241,974	$1,224,049	$17,925	1.46%	26,457	27,925	(1,468)	(5.26)%	4.28%	4.60%	(0.32)%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$545,663	$471,258	$74,405	15.79%	1,178	1,417	(239)	(16.87)%	0.43%	0.61%	(0.18)%
Time deposits	166,020	252,229	(86,209)	(34.18)%	1,372	2,191	(819)	(37.38)%	1.66%	1.75%	(0.09)%
Total deposits	711,683	723,487	(11,804)	(1.63)%	2,550	3,608	(1,058)	(29.32)%	0.72%	1.01%	(0.29)%
Other borrowed funds	202,860	190,608	12,252	6.43%	2,483	2,470	13	0.53%	2.46%	2.61%	(0.15)%
Total interest-bearing
liabilities	$914,543	$914,095	$448	0.05%	5,033	6,078	(1,045)	(17.19)%	1.11%	1.34%	(0.23)%

Tax-equivalent net interest income					$21,424	$21,847	$(423)	(1.94)%
Net interest spread									3.17%	3.26%	(0.09)%
Net interest margin									3.47%	3.60%	(0.13)%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended June 30, 2012, declined 14 basis points to 3.44 percent compared to the three months ended June 30, 2011, and declined 6 basis points compared to the first quarter of 2012.  The reduction from the prior year was primarily due to continued downward pressure on market rates.

For the six months ended June 30, 2012, the net interest margin declined 13 basis points to 3.47 percent compared to the six months ended June 30, 2011. Tax-equivalent net interest income for the six months ended June 30, 2012, declined $423 as interest income on interest-earning assets declined more than interest expense on interest-bearing liabilities. Management believes the net interest margin will compress slightly through the remainder of 2012 if market interest rates remain at these historically low levels.

The average yield on loans declined by 27 basis points, while the average volume for the first six months of 2012 increased slightly. The net effect caused year-to-date interest income to fall by $1,060.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The interest rate environment can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.  Although loan pricing in the Company's market areas remains competitive, the volume of new loans increased during the second quarter and first half of 2012 as West Bank lenders focus on expanding existing customer relationships and developing new relationships.

For the first six months of 2012, the average balance of investment securities was $43,371 higher than in the first six months of 2011, while the yield declined 64 basis points. The decline was caused by lower available yields in the market for purchases and to a lesser extent the calls of higher yielding municipal securities as municipalities refinance debt to lower their interest expense.

The average rate paid on deposits for the first six months of 2012 declined to 0.72 percent from 1.01 percent for the same period last year.  The combination of a decline in average time deposit balances and lower market rates caused interest expense to decline by $1,058.   The average balance of time deposits declined $86,209 compared to the same time period in 2011 as the Company allowed wholesale deposits to mature without renewal and fewer retail customers have been willing to lock in low interest rates for an extended period of time.

The average rate paid on other borrowings declined by 15 basis points compared to the first six months of 2011 due primarily to a rate reduction on securities sold under agreements to repurchase.  The rate on the Company's subordinated notes is variable with the rate tied to LIBOR. The rate during the first six months of 2012 was 3.70 percent compared to 3.47 percent for the first six months of 2011.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; the value and adequacy of loan collateral; the condition of the local economy; the condition of the specific industry of the borrower; the levels and trends of loans by segment; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors.  This evaluation focuses on factors such as specific loan reviews, loan growth, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the borrower's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; or other factors, including whether the loan has other unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in Central Iowa.  The local economy is comprised primarily of service industries and state and county governments.

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or later acquired information.  Furthermore, changes in future economic activity are always uncertain.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans.  Those agencies may require West Bank to recognize additional losses based on their judgment about information available to them at the time of their examinations.

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2012 and 2011, and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Balance at beginning of period	$16,651	$17,510	$(859)	$16,778	$19,087	$(2,309)
Charge-offs	(1,492)	(721)	(771)	(1,680)	(2,974)	1,294
Recoveries	214	551	(337)	275	727	(452)
Net charge-offs	(1,278)	(170)	(1,108)	(1,405)	(2,247)	842
Provision for loan losses charged to
operations	—	450	(450)	—	950	(950)
Balance at end of period	$15,373	$17,790	$(2,417)	$15,373	$17,790	$(2,417)

Average loans outstanding, excluding
loans held for sale	$857,053	$841,932		$851,582	$850,498

Ratio of net charge-offs during the period to
average loans outstanding	0.60%	0.08%		0.33%	0.53%

Ratio of allowance for loan losses to
average loans outstanding	1.79%	2.11%		1.81%	2.09%

The allowance for loan losses represented 180.33 percent of nonperforming loans at June 30, 2012, compared to 156.91 percent at December 31, 2011. The 2012 year-to-date provision was $0, compared to $950 for the same period in 2011, due to the continued improvement in credit quality of the loan portfolio. The most significant charge-offs in the second quarter and year-to-date include two construction and land loans totaling $1,466, of which $1,102 had been specifically reserved in prior periods.

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

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Income Statements.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Three Months Ended June 30,
Noninterest income:	2012	2011	Change	Change %
Service charges on deposit accounts	$738	$805	$(67)	(8.32)%
Debit card usage fees	412	378	34	8.99%
Trust services	190	207	(17)	(8.21)%
Gains and fees on sales of residential mortgages	581	272	309	113.60%
Increase in cash value of bank-owned life insurance	191	223	(32)	(14.35)%
Gain from bank-owned life insurance	841	—	841	N/A
Investment securities impairment losses	(127)	—	(127)	N/A
Realized investment securities gains, net	279	—	279	N/A
Other income:
Credit card fees	51	52	(1)	(1.92)%
Wire transfer fees	34	40	(6)	(15.00)%
Safe deposit box fees	30	30	—	—%
All other	126	109	17	15.60%
Total other	241	231	10	4.33%
Total noninterest income	$3,346	$2,116	$1,230	58.13%

	Six Months Ended June 30,
Noninterest income:	2012	2011	Change	Change %
Service charges on deposit accounts	$1,468	$1,555	$(87)	(5.59)%
Debit card usage fees	790	725	65	8.97%
Trust services	394	426	(32)	(7.51)%
Gains and fees on sales of residential mortgages	1,328	456	872	191.23%
Increase in cash value of bank-owned life insurance	390	444	(54)	(12.16)%
Gain from bank-owned life insurance	841	637	204	32.03%
Investment securities impairment losses	(173)	—	(173)	N/A
Realized investment securities gains, net	246	—	246	N/A
Other income:
Credit card fees	96	97	(1)	(1.03)%
Wire transfer fees	68	86	(18)	(20.93)%
Safe deposit box fees	79	79	—	—%
Gain from sales of other assets	—	57	(57)	(100.00)%
All other	220	225	(5)	(2.22)%
Total other	463	544	(81)	(14.89)%
Total noninterest income	$5,747	$4,787	$960	20.05%
The decline in service charges on deposit accounts for both time periods was primarily caused by lower overdraft and return item charges.

Debit card usage fees improved at the same rate in the second quarter of 2012 as it did in the first quarter. Customers continue to increasingly prefer using this convenient payment method in lieu of traditional check writing.  We believe these fees may decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than ten billion dollars in assets, are exempt from the cap, industry groups believe the price controls may have a negative impact on community banks over time.

The volume of originations of residential mortgages sold into the secondary market during the first half of 2012 increased significantly to $52,359 from $18,349 for the same time period in 2011, resulting in a 191 percent growth in revenue. The volume in the second quarter of 2012 was approximately 23 percent higher than in the first quarter of 2012. The low interest rate environment continues to fuel the growth along with an improved level of home sales in the Company's market areas. Also contributing to the growth in volume was the addition of an experienced originator in the Des Moines market during the second quarter. The Company plans to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Approximately sixty percent of originations in the first half of 2012 involved homeowners refinancing current mortgages in an effort to lock in low market rates. This income source is expected to remain strong throughout 2012 due to the historically low interest rates.

The lower increase in cash value of bank-owned life insurance is due to lower crediting rates within the policies due to the low interest rate environment. Gain from bank-owned life insurance occurred due to the deaths of a bank officer in each year.

As of June 30, 2012, the Company held one pooled trust preferred security (TPS) it considered to have other than temporary impairment (OTTI). As a result of the quarterly valuations of this security, a credit loss of $127 was recognized in the second quarter of 2012, bringing total impairment for the first half of 2012 to $173.

The Company took advantage of an opportunity to sell two collateralized mortgage obligations in the second quarter of 2012 at a gain and was able to replace them with similar bonds with comparable yields.

Gains from sales of other assets included a gain on sale of a foreclosed asset in the first quarter of 2011.

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Income Statements.  In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Three Months Ended June 30,
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$3,571	$3,170	$401	12.65%
Occupancy	875	821	54	6.58%
Data processing	505	479	26	5.43%
FDIC insurance expense	167	346	(179)	(51.73)%
Other real estate owned expense	906	93	813	874.19%
Professional fees	287	237	50	21.10%
Other expenses:
Marketing	64	78	(14)	(17.95)%
Business development	102	100	2	2.00%
Consulting fees	121	59	62	105.08%
Director fees	111	100	11	11.00%
Insurance expense	90	91	(1)	(1.10)%
Bank service charges and fees	131	130	1	0.77%
Supplies	70	70	—	—%
Postage and courier services	83	80	3	3.75%
Loan related expense	35	37	(2)	(5.41)%
Contributions	145	87	58	66.67%
Loss on disposal of fixed assets	119	4	115	2,875.00%
All other	431	394	37	9.39%
Total other	1,502	1,230	272	22.11%
Total noninterest expense	$7,813	$6,376	$1,437	22.54%

	Six Months Ended June 30,
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$7,207	$6,225	$982	15.78%
Occupancy	1,732	1,637	95	5.80%
Data processing	1,006	930	76	8.17%
FDIC insurance expense	333	895	(562)	(62.79)%
Other real estate owned expense	988	280	708	252.86%
Professional fees	579	459	120	26.14%
Other expenses:
Marketing	120	138	(18)	(13.04)%
Business development	220	163	57	34.97%
Consulting fees	307	100	207	207.00%
Director fees	214	190	24	12.63%
Insurance expense	173	183	(10)	(5.46)%
Bank service charges and fees	259	259	—	—%
Supplies	147	139	8	5.76%
Postage and courier services	165	155	10	6.45%
Loan related expense	88	105	(17)	(16.19)%
Contributions	190	125	65	52.00%
Loss on disposal of fixed assets	123	8	115	1,437.50%
All other	827	861	(34)	(3.95)%
Total other	2,833	2,426	407	16.78%
Total noninterest expense	$14,678	$12,852	$1,826	14.21%
The increase in salaries and employee benefits for the first half of 2012 consisted of normal salary increases and salary and payroll taxes for employees added in the past year ($420), higher bonus accruals ($307), higher secondary market real estate commissions ($154), and higher benefit costs ($101). The benefit cost increases were primarily for health insurance and for 401(k) plan expenses as the Company increased its matching contribution effective January 1, 2012.

Occupancy expense increased for both time periods due to higher depreciation expense and rental expense as additional space was leased for operational departments. Data processing expense increased in the first half of 2012 compared to 2011 due to fees related to a new commercial loan management software program and other enhancements to deposit systems.

There were two reasons for the decline in FDIC insurance expense compared to 2011. The first was the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. The second was an upgrade in West Bank's regulatory risk classification on June 3, 2011. The level of expense in the first six months of 2012 is expected to hold steady in the second half of the year.

Other real estate owned expense in the second quarter and first six months of 2012 included $885 and $1,008, respectively, of property valuation write-downs due to updated appraisals and estimated disposal costs for several properties. The second quarter write-downs were on four pieces of undeveloped land. While there has been increased interest from potential buyers, there has not been stabilization in real estate values.

Professional fees increased primarily due to higher legal fees related to corporate governance matters and implementation of the shareholder-approved equity incentive plan. Business development costs increased as a result of efforts to acquire new customers. Consulting fees increased year-over-year because the Company hired a compensation consultant to assist the Board of Directors, outsourced the loan review function, hired a consultant to implement and test a new commercial loan management software program, and hired a human resources consultant to improve the salary administration process.

Contributions expense increased as West Bank made a larger donation to the West Bancorporation Foundation. Loss on disposal of fixed assets in the second quarter of 2012 included the write-off of design costs related to the construction of a new leased replacement office that were not used in the final plans.

Income Tax Expense

The Company recorded income tax expense of $1,541 (26.0 percent of pre-tax income) and $3,278 (28.2 percent of pre-tax income), respectively, for the three and six months ended June 30, 2012, compared with $1,780 (31.2 percent of pre-tax income) and $3,422 (28.8 percent of pre-tax income), respectively, for the three and six months ended June 30, 2011.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and gain on life insurance proceeds. The tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit recognized for each of the years ended December 31, 2012 and 2011 is $420.

FINANCIAL CONDITION

Total assets increased 6.3 percent to $1,350,019 as of June 30, 2012, compared to $1,269,524 on December 31, 2011.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased $34,813 since December 31, 2011, to $317,958 at June 30, 2012, due to investing a portion of the increase in deposits which is discussed below.

As of June 30, 2012, approximately 76 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk, and provide fairly consistent cash flows.

At June 30, 2012, the most significant risk of a future impairment charge relates to the Company's investment in two TPS.  As of June 30, 2012, two TPS with a cost basis of $5,937 were valued at $1,898.  Management has concluded that the pooled TPS, ALESCO Preferred Funding X, Ltd., is considered to have OTTI.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at June 30, 2012, has already been recorded against equity.  The other TPS, was issued by Heartland Financial USA, Inc. (Heartland), a publicly traded multi-bank holding company. Heartland is well-capitalized and profitable according to current public information.  Management believes West Bank will receive its entire principal and interest over the life of this security, even though its current market value is approximately 44 percent of West Bank's cost.

Loans and Nonperforming Assets

Loans outstanding increased $19,455 from December 31, 2011, to $858,414 as of June 30, 2012. Management believes the loan portfolio will continue to grow slowly as the economy continues to improve and the Company's customer base expands. Credit quality of the Company's loan portfolio continued to improve in the first half of the year as shown in the table below.

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items as of the dates shown.

	June 30, 2012	December 31, 2011	Change
Nonaccrual loans	$6,950	$8,572	$(1,622)
Loans past due 90 days and still accruing interest	480	—	480
Troubled debt restructured loans (1)	1,095	2,121	(1,026)
Total nonperforming loans	8,525	10,693	(2,168)
Other real estate owned	9,241	10,967	(1,726)
Nonaccrual investment securities	1,137	1,245	(108)
Total nonperforming assets	$18,903	$22,905	$(4,002)

Nonperforming loans to total loans	0.99%	1.27%	(0.28)%
Nonperforming assets to total assets	1.40%	1.80%	(0.40)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status would be included in the nonaccrual category if there were any, however, there were none at these dates. As of June 30, 2012, loans past due 90 days consisted of one TDR loan.

The following tables set forth the activity within each category of nonperforming loans and assets for the six months ended June 30, 2012 and 2011, respectively.

	Six months ended June 30, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities		Total Nonperforming Assets
Balance at beginning
of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245		$22,905
Increase in fair market value	—	—	—	—	—	65		65
Additions	613	—	102	715	117	—		832
Transfers:
Troubled debt to past due	—	480	(480)	—	—	—	—	—
Nonaccrual to OREO	(360)	—	—	(360)	360	—		—
Upgrade in classification	(309)	—	—	(309)	—	—		(309)
Sales	—	—	—	—	(1,170)	—		(1,170)
Subsequent write-downs/
impairment	(879)	—	(602)	(1,481)	(1,033)	(173)		(2,687)
Payments	(687)	—	(46)	(733)	—	—		(733)
Balance at end of period	$6,950	$480	$1,095	$8,525	$9,241	$1,137		$18,903

	Six months ended June 30, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning
of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	243	243
Additions	1,840	571	225	2,636	713	—	3,349
Transfers:
Past due to nonaccrual	200	(200)	—	—	—	—	—
Nonaccrual to OREO	(419)	—	—	(419)	419	—	—
Upgrade in classification	—	(419)	(3,444)	(3,863)	—	—	(3,863)
Sales	—	—	—	—	(5,022)	—	(5,022)
Subsequent write-downs/
impairment	(2,212)	—	—	(2,212)	(610)	—	(2,822)
Payments	(1,844)	(150)	(143)	(2,137)	—	—	(2,137)
Balance at end of period	$5,510	$—	$1,425	$6,935	$14,693	$1,582	$23,210

Total nonperforming assets have declined 17.5 percent since the end of 2011 and have declined 18.6 percent since June 30, 2011. Management continues to focus on monitoring and reducing nonperforming assets.

The following table provides the composition of other real estate owned as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Construction, land development, and other land	$8,664	$9,602
1-4 family residential properties	116	145
Multifamily	—	270
Commercial properties	461	950
	$9,241	$10,967
The Company is actively marketing the assets referenced in the table above.  As previously mentioned, there has been increased interest from potential buyers, but demand for commercial real estate and development land remains low.  Valuations of other real estate owned are updated by management at least annually so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of June 30, 2012, the construction and land development category included four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family residential category consisted of one home in the Iowa City area. The commercial properties consisted of three commercial facilities in the Des Moines area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 5 to the financial statements.

Deposits

Total deposits as of June 30, 2012, totaled $1,027,134, an increase of 7.3 percent or $69,761 compared to December 31, 2011.  The majority of the increase was in money market accounts within the savings category. One corporate customer and a public entity accounted for the majority of the increase as they have temporarily placed their funds in this category of deposits. Certificates of deposit declined 13.5 percent, or $25,321, compared to December 31, 2011. Management believes that certificates of deposit are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase increased $4,870 in the first half of 2012 to $60,711, with all of the increase attributed to federal funds purchased. Federal funds purchased, which consists of funds sold to West Bank by five Iowa banks as part of the correspondent bank services provided by West Bank, fluctuates depending upon the loan demand and investment strategy of those banks. Securities sold under agreements to repurchase are also very fluid funds which fluctuate based on the needs of our customers. There were no changes in long-term borrowings in the first half of 2012.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $112,858 as of June 30, 2012, compared with $87,104 as of December 31, 2011.  West Bank had additional borrowing capacity available from the FHLB of approximately $41,000 at June 30, 2012.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured federal funds lines of credit and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of June 30, 2012.  Net cash from operating activities contributed $10,314 and $17,153 to liquidity for the six months ended June 30, 2012 and 2011, respectively.  Management believes the Company was in a strong liquidity position as of June 30, 2012.

The Company's total stockholders' equity increased to $130,032 at June 30, 2012, from $123,451 at December 31, 2011.  The increase was primarily due to year-to-date net income less common stock dividends. At June 30, 2012, stockholders' equity was 9.63 percent of total assets compared to 9.72 percent as of December 31, 2011.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time. As previously mentioned, the Board of Directors increased the quarterly dividend by 25 percent to $0.10 per share at its July 2012 meeting.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements as of June 30, 2012.  Prompt corrective action provisions are not applicable to the Company.  As of June 30, 2012, West Bank was well-capitalized under the regulatory framework for prompt corrective action. The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company's and West Bank's ratios. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$160,710	16.33%	$78,717	8.0%	N/A	N/A
West Bank	139,948	14.69%	76,200	8.0%	$95,250	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	148,372	15.08%	39,359	4.0%	N/A	N/A
West Bank	127,999	13.44%	38,100	4.0%	57,150	6.0%

Tier I Capital (to Average Assets)
Consolidated	148,372	11.10%	53,472	4.0%	N/A	N/A
West Bank	127,999	9.69%	52,838	4.0%	66,048	5.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,728	16.27%	$76,075	8.0%	N/A	N/A
West Bank	138,508	15.09%	73,433	8.0%	$91,791	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	142,781	15.01%	38,037	4.0%	N/A	N/A
West Bank	126,969	13.83%	36,716	4.0%	55,075	6.0%

Tier I Capital (to Average Assets)
Consolidated	142,781	11.05%	51,695	4.0%	N/A	N/A
West Bank	126,969	9.95%	51,046	4.0%	63,808	5.0%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2011.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2012 changed when compared to 2011.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the second quarter of 2012 in the litigation described in previous reports and involving nonsufficient funds fees and posted item sequencing. For additional information on this litigation, see Note 10 to the financial statements. The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

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

West Bancorporation, Inc.
(Registrant)

July 27, 2012	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

July 27, 2012	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
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