Form 10-Q
period 2012-09-30
WEST BANCORPORATION INC
filed 2012-10-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

Yes  ☐                      No  ☒

As of October 25, 2012, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$37,707	$35,772
Federal funds sold and other short-term investments	4,120	51,332
Cash and cash equivalents	41,827	87,104
Securities available for sale	311,083	283,145
Federal Home Loan Bank stock, at cost	11,667	11,352
Loans held for sale	6,471	4,089
Loans	854,205	838,959
Allowance for loan losses	(15,637)	(16,778)
Loans, net	838,568	822,181
Premises and equipment, net	5,551	5,396
Accrued interest receivable	4,423	4,183
Bank-owned life insurance	25,563	25,724
Other real estate owned	8,894	10,967
Deferred tax assets	6,625	8,409
Other assets	7,294	6,974
Total assets	$1,267,966	$1,269,524
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$291,497	$268,887
Interest-bearing demand	151,686	158,141
Savings	316,931	343,312
Time of $100,000 or more	88,957	98,743
Other time	79,855	88,290
Total deposits	928,926	957,373
Federal funds purchased and securities sold under agreements to repurchase	73,084	55,841
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances	105,000	105,000
Accrued expenses and other liabilities	7,694	7,240
Total liabilities	1,135,323	1,146,073
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at September 30, 2012, and December 31, 2011	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,403,882
shares issued and outstanding at September 30, 2012, and December 31, 2011	3,000	3,000
Additional paid-in capital	33,742	33,687
Retained earnings	93,697	86,110
Accumulated other comprehensive income	2,204	654
Total stockholders' equity	132,643	123,451
Total liabilities and stockholders' equity	$1,267,966	$1,269,524

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans, including fees	$10,928	$11,674	$33,324	$35,101
Securities:
Taxable securities	1,118	1,043	3,217	3,283
Tax-exempt securities	471	549	1,485	1,723
Federal funds sold and other short-term
investments	36	43	129	170
Total interest income	12,553	13,309	38,155	40,277
Interest expense:
Demand deposits	203	480	792	1,309
Savings deposits	251	275	840	863
Time deposits	600	980	1,972	3,171
Federal funds purchased and securities sold under
agreements to repurchase	23	42	89	131
Subordinated notes	189	177	568	531
Long-term borrowings	1,030	1,030	3,068	3,057
Total interest expense	2,296	2,984	7,329	9,062
Net interest income	10,257	10,325	30,826	31,215
Provision for loan losses	300	—	300	950
Net interest income after provision for loan
losses	9,957	10,325	30,526	30,265
Noninterest income:
Service charges on deposit accounts	768	864	2,236	2,419
Debit card usage fees	403	368	1,193	1,093
Trust services	201	175	595	601
Gains and fees on sales of residential mortgages	816	358	2,144	814
Increase in cash value of bank-owned life
insurance	181	223	571	667
Gain from bank-owned life insurance	—	—	841	637
Investment securities impairment losses	(6)	(22)	(179)	(22)
Realized investment securities gains, net	—	—	246	—
Other income	185	245	648	789
Total noninterest income	2,548	2,211	8,295	6,998
Noninterest expense:
Salaries and employee benefits	3,686	3,373	10,893	9,598
Occupancy	880	841	2,612	2,478
Data processing	576	500	1,582	1,430
FDIC insurance expense	183	216	516	1,111
Other real estate owned expense	240	1,650	1,228	1,930
Professional fees	276	297	855	756
Consulting fees	191	98	498	198
Other expenses	1,072	1,343	3,598	3,669
Total noninterest expense	7,104	8,318	21,782	21,170
Income before income taxes	5,401	4,218	17,039	16,093
Income taxes	1,649	1,135	4,927	4,557
Net income	3,752	3,083	12,112	11,536
Preferred stock dividends and accretion of discount	—	—	—	(2,387)
Net income available to common
stockholders	$3,752	$3,083	$12,112	$9,149

Basic earnings per common share	$0.22	$0.18	$0.70	$0.53
Diluted earnings per common share	$0.22	$0.18	$0.69	$0.53
Cash dividends declared per common share	$0.10	$0.05	$0.26	$0.10
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$3,752	$3,083	$12,112	$11,536
Other comprehensive income, before tax:
Unrealized gains (losses) on securities for which a
portion of an other than temporary impairment has
been recorded in earnings before tax:
Unrealized holding gains (losses) arising during
the period	139	(225)	31	18
Less: reclassification adjustment for impairment
losses realized in net income	6	22	179	22
Net unrealized gains (losses) on securities with
other than temporary impairment before tax
expense	145	(203)	210	40
Unrealized gains on securities without other than
temporary impairment before tax:
Unrealized holding gains arising during the period	758	902	2,536	5,604
Less: reclassification adjustment for net gains
realized in net income	—	—	(246)	—
Net unrealized gains on other securities
before tax expense	758	902	2,290	5,604
Other comprehensive income before tax	903	699	2,500	5,644
Tax expense related to other comprehensive income	(343)	(266)	(950)	(2,145)
Other comprehensive income, net of tax:	560	433	1,550	3,499
Comprehensive income	$4,312	$3,516	$13,662	$15,035

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$34,508	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	11,536	—	11,536
Other comprehensive income	—	—	—	—	3,499	3,499
Preferred stock discount accretion	1,492	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	(36,000)
Repurchase of common stock warrant	—	—	(700)	—	—	(700)
Cash dividends declared, $0.10 per common share	—	—	—	(1,740)	—	(1,740)
Preferred stock dividends declared	—	—	—	(895)	—	(895)
Balance, September 30, 2011	$—	$3,000	$33,687	$83,597	$852	$121,136

Balance, December 31, 2011	$—	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	12,112	—	12,112
Other comprehensive income	—	—	—	—	1,550	1,550
Cash dividends declared, $0.26 per common share	—	—	—	(4,525)	—	(4,525)
Stock-based compensation costs	—	—	55	—	—	55
Balance, September 30, 2012	$—	$3,000	$33,742	$93,697	$2,204	$132,643

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$12,112	$11,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	950
Net amortization and accretion	3,238	2,216
(Gain) loss on disposition of premises and equipment	124	(10)
Investment securities gains, net	(246)	—
Investment securities impairment losses	179	22
Stock-based compensation	55	—
Gain on sale of loans	(1,773)	(710)
Proceeds from sales of loans held for sale	88,344	39,727
Originations of loans held for sale	(88,953)	(37,937)
Gain on sale of other real estate owned	(109)	(361)
Write-down of other real estate owned	1,203	2,211
Gain from bank-owned life insurance	(841)	(637)
Increase in value of bank-owned life insurance	(571)	(667)
Depreciation	515	448
Deferred income taxes	834	769
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(240)	591
(Increase) decrease in other assets	(331)	2,912
Increase (decrease) in accrued expenses and other liabilities	454	(445)
Net cash provided by operating activities	14,294	20,615
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	66,533	68,004
Purchases of securities available for sale	(95,132)	(55,156)
Purchases of Federal Home Loan Bank stock	(1,642)	(681)
Proceeds from redemption of Federal Home Loan Bank stock	1,327	469
Net (increase) decrease in loans	(16,505)	18,070
Net proceeds from sales of other real estate owned	798	6,300
Proceeds from sales of premises and equipment	—	51
Purchases of premises and equipment	(794)	(591)
Proceeds of principal and earnings from bank-owned life insurance	1,573	1,192
Net cash provided by (used in) investing activities	(43,842)	37,658
Cash Flows from Financing Activities:
Net decrease in deposits	(28,447)	(53,533)
Net increase in federal funds purchased and securities sold under agreements to repurchase	17,243	1,108
Net decrease in other short-term borrowings	—	(1,469)
Common stock dividends paid	(4,525)	(1,740)
Preferred stock dividends paid	—	(1,120)
Redemption of preferred stock	—	(36,000)
Repurchase of common stock warrant	—	(700)
Net cash used in financing activities	(15,729)	(93,454)
Net decrease in cash and cash equivalents	(45,277)	(35,181)
Cash and Cash Equivalents:
Beginning	87,104	87,954
Ending	$41,827	$52,773

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,392	$9,639
Income taxes	2,986	3,244

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$672	$1,583
Sale of other real estate owned financed by issuance of a loan	800	620
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2012, and December 31, 2011, the net income and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Certain items in the financial statements as of September 30, 2011, were reclassified to be consistent with the classifications used in the September 30, 2012, financial statements. The reclassification had no effect on net income or stockholders’ equity.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

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

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income, and estimated fair value by security type as of September 30, 2012, and December 31, 2011.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$17,619	$505	$—	$18,124
State and political subdivisions	54,820	2,746	(132)	57,434
Collateralized mortgage obligations (1)	184,305	3,003	(182)	187,126
Mortgage-backed securities (1)	39,501	1,518	—	41,019
Trust preferred securities	5,934	—	(3,904)	2,030
Corporate notes and other investments	5,349	7	(6)	5,350
	$307,528	$7,779	$(4,224)	$311,083

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,644	$371	$(12)	$13,003
State and political subdivisions	50,172	2,398	(53)	52,517
Collateralized mortgage obligations (1)	173,438	2,301	(241)	175,498
Mortgage-backed securities (1)	34,967	706	(37)	35,636
Trust preferred securities	6,105	—	(4,094)	2,011
Corporate notes and other investments	4,764	—	(284)	4,480
	$282,090	$5,776	$(4,721)	$283,145

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $77,683 and $96,062 as of September 30, 2012, and December 31, 2011, respectively, were pledged as collateral on securities sold under agreements to repurchase, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of September 30, 2012, by contractual maturity are shown in the following table.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the summary.

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$936	$941
Due after one year through five years	22,859	23,184
Due after five years through ten years	22,103	23,559
Due after ten years	36,831	34,262
	82,729	81,946
Collateralized mortgage obligations and mortgage-backed securities	223,807	228,145
Equity securities	992	992
	$307,528	$311,083

The details of the sales of securities for the three and nine months ended September 30, 2012 and 2011, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$—	$—	$16,121	$—
Gross gains on sales	—	—	288	—
Gross losses on sales	—	—	42	—
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2012, and December 31, 2011.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$9,509	$(124)	$304	$(8)	$9,813	$(132)
Collateralized mortgage obligations	42,717	(182)	—	—	42,717	(182)
Trust preferred securities	—	—	2,030	(3,904)	2,030	(3,904)
Corporate notes and other investments	2,097	(6)	—	—	2,097	(6)
	$54,323	$(312)	$2,334	$(3,912)	$56,657	$(4,224)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and
corporations	$4,988	$(12)	$—	$—	$4,988	$(12)
State and political subdivisions	—	—	3,090	(53)	3,090	(53)
Collateralized mortgage obligations	38,175	(241)	—	—	38,175	(241)
Mortgage-backed securities	17,898	(37)	—	—	17,898	(37)
Trust preferred securities	—	—	2,011	(4,094)	2,011	(4,094)
Corporate notes and other investments	—	—	3,708	(284)	3,708	(284)
	$61,061	$(290)	$8,809	$(4,431)	$69,870	$(4,721)

See Note 2 for a discussion of financial reporting for securities with unrealized losses. As of September 30, 2012, the available for sale investment portfolio included one municipal security and two trust preferred securities (TPS) with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in municipal obligations and collateralized mortgage obligations as of September 30, 2012, are due to market conditions, not reduced estimated cash flows. The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI at September 30, 2012.

The Company believes the unrealized loss of $985 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. as of September 30, 2012, is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to have OTTI at September 30, 2012.

As of September 30, 2012, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to have OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,276 at September 30, 2012.  The consulting firm first evaluated the credit quality of each of the 77 underlying issuers within the pool by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated. For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured. The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPS and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  However, the forthcoming phase-out of TPS from Tier 1 Capital of financial institutions whose consolidated assets exceed $15 billion may affect potential prepayments. An assumption was made that those institutions will have a 30 percent prepayment rate in years two and three of the projections and an annual prepayment rate of two percent thereafter. The remaining institutions are not likely to prepay as the issuance rates are less than current market debt yield thus making refinancing prohibitively expensive.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply more issuer defaults during the next two to three years than those that had been experienced historically and a gradual leveling off of defaults thereafter.

In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of three-month LIBOR plus 14 percent (a lifetime average all-in discount rate of approximately 17 percent) was used for determination of fair value as of September 30, 2012. A discount rate of three-month LIBOR plus 15 percent (a lifetime average all-in discount rate of approximately 18 percent ) was used as of December 31, 2011.  For purposes of determining any credit loss, projected cash flows were discounted using a rate of three-month LIBOR plus 1.25 percent. Future fair value estimates for this security may vary due to changes in market interest rates and credit performance of the underlying collateral. Any additional deferrals or defaults of the underlying issuers will have a negative impact on the value of the pooled TPS because there is no excess collateral to absorb any future defaults.

Based on the valuation work performed, an additional credit loss of $6 was recognized in third quarter 2012 earnings, bringing the year-to-date impairment to $179.  A credit loss of $22 was recognized during the first nine months of 2011. The remaining unrealized loss of $2,919 is reflected in accumulated other comprehensive income, net of taxes of $1,109.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following table provides a roll forward of the cumulative amount of credit-related losses recognized in earnings for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$699	$427	$526	$427
Current period credit loss recognized in earnings	6	22	179	22
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to
sell or requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to be
collected	—	—	—	—
Balance at end of period	$705	$449	$705	$449

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
Commercial	$257,857	$255,702
Real estate:
Construction, land, and land development	117,467	101,607
1-4 family residential first mortgages	51,920	63,218
Home equity	25,613	26,423
Commercial	395,208	386,137
Consumer and other loans	6,351	6,155
	854,416	839,242
Net unamortized fees and costs	211	283
	$854,205	$838,959
Real estate loans of approximately $345,000 and $337,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2012, and December 31, 2011, respectively.

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

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of September 30, 2012, and December 31, 2011. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	September 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial	$547	$800
Real estate:
Construction, land, and land development	3,356	4,220
1-4 family residential first mortgages	711	923
Home equity	310	—
Commercial	3,501	2,629
Consumer and other loans	—	—
Total nonaccrual loans	8,425	8,572
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land, and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	21	—
Real estate:
Construction, land, and land development	480	1,094
1-4 family residential first mortgages	168	171
Home equity	—	—
Commercial	—	856
Consumer and other loans	—	—
Total troubled debt restructured loans	669	2,121
Total nonperforming loans	$9,094	$10,693

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. As of September 30, 2012, there were two TDR loans totaling $894 that were in the nonaccrual category.

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—	1	$28	$28
Real estate:
Construction, land, and
land development	—	—	—	—	—	—
1-4 family residential
first mortgages	—	—	—	1	74	74
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
	—	$—	$—	2	$102	$102
During the three and nine months ended September 30, 2012, the financial impact of a charge-off for the modified loans included in the previous table was $4.

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2012. A TDR loan is considered to have a payment default when it is past due 30 days or more.

	Three months ended		Nine months ended
	September 30, 2012		September 30, 2012
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial	—	$—	—	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	1	74	1	74
Home equity	—	—	—	—
Commercial	1	820	1	820
Consumer and other loans	—	—	—	—
Total	2	$894	2	$894

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of September 30, 2012, and December 31, 2011, and the average recorded investment and interest income recognized on these loans for the three and nine months ended September 30, 2012 and 2011.

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$170	$180	N/A	$800	$800	N/A
Real Estate:
Construction, land, and land development	3,835	5,302	N/A	—	—	N/A
1-4 family residential	879	879	N/A	1,094	1,094	N/A
Home equity	122	132	N/A	—	—	N/A
Commercial	3,501	4,694	N/A	3,484	4,678	N/A
Consumer and other	—	—	N/A	—	—	N/A
	8,507	11,187	N/A	5,378	6,572	N/A
With an allowance recorded:
Commercial	399	399	$130	4,577	4,577	$100
Real Estate:
Construction, land, and land development	10,753	10,753	2,500	17,359	17,359	2,630
1-4 family residential	—	—	—	283	283	84
Home equity	662	662	86	156	156	156
Commercial	1,259	1,259	200	1,278	1,278	200
Consumer and other	—	—	—	42	42	12
	13,073	13,073	2,916	23,695	23,695	3,182
Total:
Commercial	569	579	130	5,377	5,377	100
Real Estate:
Construction, land, and land development	14,588	16,055	2,500	17,359	17,359	2,630
1-4 family residential	879	879	—	1,377	1,377	84
Home equity	784	794	86	156	156	156
Commercial	4,760	5,953	200	4,762	5,956	200
Consumer and other	—	—	—	42	42	12
	$21,580	$24,260	$2,916	$29,073	$30,267	$3,182

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$215	$1	$1,498	$—	$494	$80	$1,799	$—
Real Estate:
Construction, land, and
land development	3,836	4	137	2	2,378	4	137	5
1-4 family residential	1,054	1	947	1	1,088	4	1,013	2
Home equity	30	—	85	1	12	—	45	1
Commercial	3,381	14	3,288	2	3,463	49	4,319	53
Consumer and other	—	—	11	—	—	—	12	1
	8,516	20	5,966	6	7,435	137	7,325	62
With an allowance recorded:
Commercial	100	—	4,657	59	916	24	5,670	198
Real Estate:
Construction, land, and
land development	10,820	152	13,344	156	13,655	454	13,682	507
1-4 family residential	243	—	282	5	390	15	163	10
Home equity	285	8	—	—	145	8	—	—
Commercial	1,264	19	—	—	1,269	65	—	—
Consumer and other	—	—	42	1	15	1	43	2
	12,712	179	18,325	221	16,390	567	19,558	717
Total:
Commercial	315	1	6,155	59	1,410	104	7,469	198
Real Estate:
Construction, land, and
land development	14,656	156	13,481	158	16,033	458	13,819	512
1-4 family residential	1,297	1	1,229	6	1,478	19	1,176	12
Home equity	315	8	85	1	157	8	45	1
Commercial	4,645	33	3,288	2	4,732	114	4,319	53
Consumer and other	—	—	53	1	15	1	55	3
	$21,228	$199	$24,291	$227	$23,825	$704	$26,883	$779
The following table reconciles the balance of nonaccrual loans with impaired loans as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
Nonaccrual loans	$8,425	$8,572
Troubled debt restructured loans	669	2,121
Other impaired loans still accruing interest	12,486	18,380
Total impaired loans	$21,580	$29,073
The balance of impaired loans at September 30, 2012, and December 31, 2011, was comprised of 20 and 16 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2012, and December 31, 2011.

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$64	$—	$148	$212	$257,645	$257,857	$—
Real estate:
Construction, land, and
land development	—	—	3,356	3,356	114,111	117,467	—
1-4 family residential
first mortgages	461	76	560	1,097	50,823	51,920	—
Home equity	—	7	72	79	25,534	25,613	—
Commercial	146	981	2,520	3,647	391,561	395,208	—
Consumer and other	154	—	—	154	6,197	6,351	—
Total	$825	$1,064	$6,656	$8,545	$845,871	$854,416	$—
Nonaccrual loans included
above	$75	$1,057	$6,656	$7,788	$637	$8,425

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$179	$1	$—	$180	$255,522	$255,702	$—
Real estate:
Construction, land, and
land development	4,220	—	—	4,220	97,387	101,607	—
1-4 family residential
first mortgages	703	6	809	1,518	61,700	63,218	—
Home equity	47	75	—	122	26,301	26,423	—
Commercial	—	60	2,434	2,494	383,643	386,137	—
Consumer and other	1	—	—	1	6,154	6,155	—
Total	$5,150	$142	$3,243	$8,535	$830,707	$839,242	$—
Nonaccrual loans included
above	$4,235	$60	$3,243	$7,538	$1,034	$8,572
The following tables show the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2012, and December 31, 2011.

	September 30, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$234,850	$16,393	$6,614	$—	$257,857
Real estate:
Construction, land, and land development	99,047	72	18,348	—	117,467
1-4 family residential first mortgages	49,909	780	1,231	—	51,920
Home equity	24,425	324	864	—	25,613
Commercial	374,479	6,306	14,423	—	395,208
Consumer and other	6,292	59	—	—	6,351
Total	$789,002	$23,934	$41,480	$—	$854,416

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$227,088	$10,458	$18,156	$—	$255,702
Real estate:
Construction, land, and land development	78,402	2,087	21,118	—	101,607
1-4 family residential first mortgages	60,474	664	2,080	—	63,218
Home equity	25,987	280	156	—	26,423
Commercial	367,094	6,209	12,834	—	386,137
Consumer and other	6,029	72	54	—	6,155
Total	$765,074	$19,770	$54,398	$—	$839,242
All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval; and they change as circumstances dictate during the term of the loan. The Company utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column, and rating 9 included in the Doubtful column. The Substandard column includes all loans classified as impaired as well as loans with ratings 7 and 8, which are included in the general evaluation of the allowance for loan losses.

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

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point that they are not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. For commercial loans, including construction and commercial real estate loans, that income stream consists of the operations of the business. For consumer loans, including 1-4 family residential and home equity loans, that income stream typically consists of wages. The risk of declining collateral values is present for most types of loans. For commercial loans, the collateral is generally comprised of accounts receivable, fixed assets, and inventory. Accounts receivable can diminish in value if collections are not timely. Fixed assets tend to depreciate over time and inventory can become obsolete. For all types of loans secured by real estate, it is possible for the value of the real estate to decline.

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

The following tables detail changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373
Charge-offs	(27)	—	(120)	(10)	(2)	—	(159)
Recoveries	36	—	77	10	—	—	123
Provision (1)	(648)	1,390	(150)	24	(308)	(8)	300
Ending balance	$3,357	$4,456	$897	$620	$6,251	$56	$15,637

	Three Months Ended September 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$6,026	$3,752	$935	$664	$6,274	$139	$17,790
Charge-offs	(160)	—	(254)	(5)	—	—	(419)
Recoveries	77	2	8	12	—	6	105
Provision (1)	(424)	(108)	217	58	285	(28)	—
Ending balance	$5,519	$3,646	$906	$729	$6,559	$117	$17,476

	Nine Months Ended September 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	(27)	(1,508)	(184)	(105)	(3)	(12)	(1,839)
Recoveries	271	—	92	18	—	17	398
Provision (1)	(1,296)	2,392	(226)	(125)	(413)	(32)	300
Ending balance	$3,357	$4,456	$897	$620	$6,251	$56	$15,637

	Nine Months Ended September 30, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,267)	—	(780)	(45)	(298)	(3)	(3,393)
Recoveries	758	2	32	24	1	15	832
Provision (1)	(912)	(143)	1,007	92	1,033	(127)	950
Ending balance	$5,519	$3,646	$906	$729	$6,559	$117	$17,476

(1)
The negative provisions for the various segments are either related to the decrease in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2012, and December 31, 2011.

	September 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$130	$2,500	$—	$86	$200	$—	$2,916
Collectively evaluated for impairment	3,227	1,956	897	534	6,051	56	12,721
Total	$3,357	$4,456	$897	$620	$6,251	$56	$15,637

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$100	$2,630	$84	$156	$200	$12	$3,182
Collectively evaluated for impairment	4,309	942	1,131	676	6,467	71	13,596
Total	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2012, and December 31, 2011.

	September 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$568	$14,589	$879	$784	$4,760	$—	$21,580
Collectively evaluated for impairment	257,289	102,878	51,041	24,829	390,448	6,351	832,836
Total	$257,857	$117,467	$51,920	$25,613	$395,208	$6,351	$854,416

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$5,377	$17,359	$1,377	$156	$4,762	$42	$29,073
Collectively evaluated for impairment	250,325	84,248	61,841	26,267	381,375	6,113	810,169
Total	$255,702	$101,607	$63,218	$26,423	$386,137	$6,155	$839,242

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

When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy. Examples include U.S. Treasury securities, certain corporate bonds, and preferred stocks. For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. Securities measured at fair value by such methods are classified as Level 2. The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems. Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3. The fair value of these securities is based on management's best estimates. The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis management corroborates the fair values of investment securities by obtaining pricing from the independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from the independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and we concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

The following tables present the balances of assets measured at fair value on a recurring basis by level as of September 30, 2012, and December 31, 2011.

	September 30, 2012
Description	Total	Level 1	Level 2	Level 3
Assets:
U.S. government agencies and corporations	$18,124	$—	$18,124	$—
State and political subdivisions	57,434	—	57,434	—
Collateralized mortgage obligations	187,126	—	187,126	—
Mortgage-backed securities	41,019	—	41,019	—
Trust preferred securities	2,030	—	754	1,276
Corporate notes and other investments	5,350	4,688	662	—
Total	$311,083	$4,688	$305,119	$1,276

	December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Assets:
U.S. government agencies and corporations	$13,003	$—	$13,003	$—
State and political subdivisions	52,517	—	52,517	—
Collateralized mortgage obligations	175,498	—	175,498	—
Mortgage-backed securities	35,636	—	35,636	—
Trust preferred securities	2,011	—	766	1,245
Corporate notes and other investments	4,480	3,708	772	—
Total	$283,145	$3,708	$278,192	$1,245
There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2012.

The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$1,137	$1,582	$1,245	$1,339
Transfer into level 3	—	—	—	—
Total gains or (losses):
Included in earnings	(6)	(22)	(179)	(22)
Included in other comprehensive income	145	(203)	210	40
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$1,276	$1,357	$1,276	$1,357
The ending balances in the previous table consisted of one pooled TPS.

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of September 30, 2012, and December 31, 2011.

	September 30, 2012
Description	Total	Level 1	Level 2	Level 3
Assets:
Loans	$10,157	$—	$—	$10,157
Other real estate owned	8,894	—	—	8,894
Total	$19,051	$—	$—	$19,051

	December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Assets:
Loans	$20,513	$—	$—	$20,513
Other real estate owned	10,967	—	—	10,967
Total	$31,480	$—	$—	$31,480

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

FHLB stock:  The fair value of this restricted stock is estimated at its carrying value and redemption price of $100 per share.

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

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximates fair values.  The fair values of FHLB advances and subordinated notes are estimated using a discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2012, and December 31, 2011.

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$37,707	$37,707	$35,772	$35,772
Federal funds sold and other
short-term investments	Level 1	4,120	4,120	51,332	51,332
Securities available for sale	See previous table	311,083	311,083	283,145	283,145
Federal Home Loan Bank stock	Level 1	11,667	11,667	11,352	11,352
Loans held for sale	Level 2	6,471	6,561	4,089	4,139
Loans, net	Level 2	838,568	852,506	822,181	829,675
Accrued interest receivable	Level 1	4,423	4,423	4,183	4,183
Financial liabilities:
Deposits	Level 2	928,926	930,939	957,373	960,607
Federal funds purchased and securities sold
under agreements to repurchase	Level 1	73,084	73,084	55,841	55,841
Accrued interest payable	Level 1	671	671	734	734
Subordinated notes	Level 2	20,619	12,184	20,619	11,029
Federal Home Loan Bank advances	Level 2	105,000	117,649	105,000	116,006
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

6. Stock Compensation Plans

At the Company's annual meeting of shareholders on April 26, 2012, the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the shareholders, replacing the West Bancorporation, Inc. Restricted Stock Compensation Plan, which had never been used and therefore had no awards outstanding. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. All employees and directors of and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights (SARS), stock awards, and cash incentive awards. The Compensation Committee will determine the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards.

Under the 2012 Plan, the Company may grant restricted stock unit (RSU) awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. On May 17, 2012, there were 21,706 RSUs granted to certain executive officers and other employees that entirely vest on the second anniversary of the grant. On August 1, 2012, an additional 25,663 RSUs with a five-year vesting period were granted to certain executive officers. The five-year RSUs vest 20 percent annually on the anniversary of the grant date. On September 5, 2012, 19,424 RSUs were granted to certain directors and employees. The 6,174 RSUs granted to directors on this date will vest on April 25, 2013, while the 13,250 RSUs granted to certain employees vest 20 percent annually on the anniversary of the grant date. All RSUs were granted at no cost to the participants and the participants will not be entitled to dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant's termination due to death or disability or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated without cause for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability, or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

The following is a summary of nonvested RSU activity for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Shares	Value Per Share	Shares	Value Per Share
Nonvested shares, beginning of period	21,706		—
Granted	45,087	$10.04	66,793	$9.74
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested shares, end of period	66,793		66,793
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

Total compensation costs recorded for the RSUs were $40 and $55, respectively, for the three and nine months ended September 30, 2012. As of September 30, 2012, there was $529 of unrecognized compensation costs related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized is approximately 3.4 years.

7.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, which is treated as preferred stock dividends.  The remaining unaccreted discount on preferred stock was recognized at June 29, 2011, when all of the Company's outstanding preferred stock was redeemed. The Company has 50,000,000 authorized shares of $0.01 par value preferred stock, with no shares issued or outstanding as of September 30, 2012, and December 31, 2011. The related outstanding common stock warrant was repurchased on August 31, 2011, for $700. Diluted earnings per common share for the three and nine months ended September 30, 2011, reflect the potential dilution that could occur if the Company's previously outstanding stock warrant was exercised and converted into common stock. Diluted earnings per common share for the three and nine months ended September 30, 2012 reflect the potential dilution that could occur if the Company's outstanding RSUs were vested. The dilutive effect was computed using the treasury stock method, which assumes all outstanding warrants were exercised for 2011 and assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011, is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2012	2011	2012	2011
Net income	$3,752	$3,083	$12,112	$11,536
Preferred stock dividends	—	—	—	(895)
Preferred stock discount accretion	—	—	—	(1,492)
Net income available to common stockholders	$3,752	$3,083	$12,112	$9,149

Weighted average common shares outstanding	17,404	17,404	17,404	17,404
Restricted stock units	29	—	48	—
Common stock warrant (1)	—	—	—	—
Diluted weighted average common shares outstanding	17,433	17,404	17,452	17,404

Basic earnings per common share	$0.22	$0.18	$0.70	$0.53
Diluted earnings per common share	$0.22	$0.18	$0.69	$0.53

(1)
The average closing price of the Company's common stock for the three and nine months ended September 30, 2011, was $8.83 and $6.37, respectively.  These average closing prices were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive during the period it was outstanding.

8.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of any OTTI securities.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011.

	Noncredit-related
	Unrealized	Unrealized	Accumulated
	(Losses) on	Gains (Losses)	Other
	Securities	on Securities	Comprehensive
	with OTTI	without OTTI	Income (Loss)
Balance, December 31, 2011	$(1,940)	$2,594	$654
Current period other comprehensive income	130	1,420	1,550
Balance, September 30, 2012	$(1,810)	$4,014	$2,204

Balance, December 31, 2010	$(1,943)	$(704)	$(2,647)
Current period other comprehensive income	25	3,474	3,499
Balance, September 30, 2011	$(1,918)	$2,770	$852
The following tables show the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized noncredit-related gains
(losses) on securities with OTTI:
Unrealized holding gains arising
during period	$139	$(53)	$86	$31	$(12)	$19
Less: reclassification adjustment for
net losses realized in net income	6	(2)	4	179	(68)	111
Net unrealized holding gains for
securities with other than temporary
impairment	145	(55)	90	210	(80)	130
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising
during the period	758	(288)	470	2,536	(964)	1,572
Less: reclassification adjustment for
net gains realized in net income	—	—	—	(246)	94	(152)
Net unrealized gains on securities
without OTTI	758	(288)	470	2,290	(870)	1,420
Other comprehensive income	$903	$(343)	$560	$2,500	$(950)	$1,550

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized noncredit-related gains
(losses) on securities with OTTI:
Unrealized holding gains (losses)
arising during period	$(225)	$85	$(140)	$18	$(7)	$11
Less: reclassification adjustment
for net losses realized in net income	22	(8)	14	22	(8)	14
Net unrealized holding gains (losses)
for securities with other than
temporary impairment	(203)	77	(126)	40	(15)	25
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising
during period	902	(343)	559	5,604	(2,130)	3,474
Less: reclassification adjustment for
net gains realized in net income	—	—	—	—	—	—
Net unrealized gains on securities
without OTTI	902	(343)	559	5,604	(2,130)	3,474
Other comprehensive income	$699	$(266)	$433	$5,644	$(2,145)	$3,499
9.  Deferred Income Taxes

Tax effects of temporary differences that give rise to net deferred tax assets consist of the following as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
Allowance for loan losses	$5,942	$6,376
Intangibles	1,773	2,004
Investment security impairment	97	35
Other real estate owned	1,479	1,472
Accrued expenses	515	526
State net operating loss carryforward	509	442
Capital loss carryforward	4,065	4,125
Net deferred loan fees and costs	(258)	(252)
Net unrealized gains on securities available for sale	(1,351)	(401)
Premises and equipment	(541)	(590)
Loans	(838)	(718)
Other	(96)	(8)
Net deferred tax assets before valuation allowance	11,296	13,011
Valuation allowance	(4,671)	(4,602)
Net deferred tax assets	$6,625	$8,409
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

10.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of September 30, 2012, and December 31, 2011, consisted of the following approximate amounts.

	September 30, 2012	December 31, 2011
Commitments to extend credit	$337,077	$255,167
Standby letters of credit	10,443	9,923
	$347,520	$265,090

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through February 28, 2013.  At September 30, 2012, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $393.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “should,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue,” or similar references, or references to estimates, predictions, or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks, and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements, actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements including rules recently jointly proposed by the Federal bank regulatory agencies to implement Basel III, limitations, and costs; changes in customers' acceptance of the Company's products and services; and any other risks described in the “Risk Factors” sections of this and other reports made by the Company. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's consolidated financial condition as of the end of the third quarter 2012.  Results of operations for the three and nine months ended September 30, 2012, are compared to the results for the same periods in 2011, and the consolidated financial condition of the Company as of September 30, 2012, is compared to balances as of December 31, 2011.

Net income available to common stockholders for the third quarter of 2012 was $3,752 compared to $3,083 for the third quarter of 2011. The most significant differences from third quarter 2011 were higher gains and fees on sales of residential mortgages and lower write-downs on other real estate owned properties. Offsetting these improvements was a provision for loan losses of $300 in the third quarter of 2012, while none was recorded in the same quarter last year.

Total basic and diluted earnings per common share were $0.22 and $0.18 for the third quarters of 2012 and 2011, respectively. The Company's annualized returns on average equity and average assets for the quarter ended September 30, 2012, were 11.36 and 1.14 percent, respectively, compared to 10.12 and 0.97 percent, respectively, for the quarter ended September 30, 2011.

Net interest income for the third quarter declined slightly when compared to the same time period in 2011, due to continued downward pressure on interest rates. Noninterest income increased compared to the third quarter of 2011 primarily due to an increase of $458 on gains and fees on sales of residential mortgages as a result of the historically low interest rate environment. Noninterest expense was $1,214 lower in the third quarter of 2012 than in 2011 primarily due to the combination of a $1,523 reduction in write-downs for other real estate owned properties, which was partially offset by a $313 increase in salaries and employee benefit costs.

Net income available to common stockholders for the nine months ended September 30, 2012, was $12,112 compared to $9,149 for the nine months ended September 30, 2011. The most significant difference from the prior year was the payment of preferred stock dividends and accretion of discount totaling $2,387 in 2011. The Company's outstanding preferred stock was redeemed on June 29, 2011, so there were no such dividends and accretion of discount in 2012 or the third quarter of 2011. Net income for the first nine months of 2012 increased $576 to $12,112 from the same period in 2011. Total diluted earnings per common share were $0.69 and $0.53 for the first nine months of 2012 and 2011, respectively.  The Company's annualized return on average equity and return on average assets for the nine months ended September 30, 2012, were 12.61 and 1.23 percent, respectively, compared to 11.03 and 1.19 percent, respectively, for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, net interest income declined $389 from the prior year, primarily due to continued downward pressure on interest rates. On a year-to-date basis the provision for loan losses was $300 compared to $950 in the nine months ended September 30, 2011. The decline was a result of continued overall credit quality improvement in 2012. Nonperforming loans did increase $569 in the third quarter of 2012 compared to the total as of June 30, 2012. Other significant changes between the first nine months of 2012 and the same time period in 2011 were the $1,330 increase in gains and fees on sales of residential mortgages, realized net investment securities gains of $246, a $595 reduction in FDIC insurance expense, and a $702 decline in other real estate owned expenses. Offsetting these improvements was a $1,295 increase in the cost of salaries and employee benefits.

During the first nine months of 2012, total loans outstanding increased $15,246, which was muted by a decline of $4,209 since June 30, 2012. Management believes the loan portfolio will continue to grow, although at a rather subdued rate. While management would like to see stronger loan growth, the uncertainty surrounding various aspects of the economy is causing many financially stable customers to wait for more clarity before borrowing additional funds to expand their businesses or purchase assets. As of September 30, 2012, the allowance for loan losses was 1.83 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

The Board of Directors declared a quarterly dividend of $0.10 per common share at its meeting on October 24, 2012. The dividend is payable on November 27, 2012, to shareholders of record as of November 7, 2012.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2012, compared with the same periods in 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	Change %	2012	2011	Change	Change %
Net income	$3,752	$3,083	$669	21.7%	$12,112	$11,536	$576	5.0%
Net income available to
common shareholders	3,752	3,083	669	21.7%	12,112	9,149	2,963	32.4%
Average assets	1,305,262	1,262,856	42,406	3.4%	1,313,861	1,295,869	17,992	1.4%
Average stockholders'
equity	131,450	120,812	10,638	8.8%	128,347	139,874	(11,527)	(8.2)%

Return on average assets	1.14%	0.97%	0.17%		1.23%	1.19%	0.04%
Return on average equity	11.36%	10.12%	1.24%		12.61%	11.03%	1.58%
Efficiency ratio	51.92%	51.17%	0.75%		50.98%	48.51%	2.47%
Dividend payout ratio	46.40%	28.22%	18.18%		37.36%	19.02%	18.34%
Average equity to
average assets ratio	10.07%	9.57%	0.50%		9.77%	10.79%	(1.02)%

					As of September 30,
					2012	2011	Change
Texas ratio					12.99%	15.47%	(2.48)%
Equity to assets ratio					10.46%	9.88%	0.58%
Tangible common equity ratio					10.46%	9.87%	0.59%
Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2012	2011	Change	Change- %	2012	2011	Change	Change- %	2012	2011	Change
Interest-earning assets:
Loans:
Commercial	$256,432	$260,856	$(4,424)	(1.70)%	$3,106	$3,259	$(153)	(4.69)%	4.82%	4.96%	(0.14)%
Real estate	589,740	579,747	9,993	1.72%	7,919	8,528	(609)	(7.14)%	5.34%	5.84%	(0.50)%
Consumer and other	6,217	6,678	(461)	(6.90)%	75	87	(12)	(13.79)%	4.80%	5.17%	(0.37)%
Total loans	852,389	847,281	5,108	0.60%	11,100	11,874	(774)	(6.52)%	5.18%	5.56%	(0.38)%

Investment securities:
Taxable	268,934	208,919	60,015	28.73%	1,118	1,043	75	7.19%	1.66%	2.00%	(0.34)%
Tax-exempt	55,372	53,774	1,598	2.97%	709	821	(112)	(13.64)%	5.12%	6.11%	(0.99)%
Total investment securities	324,306	262,693	61,613	23.45%	1,827	1,864	(37)	(1.98)%	2.25%	2.84%	(0.59)%

Federal funds sold and
short-term investments	52,852	67,221	(14,369)	(21.38)%	36	43	(7)	(16.28)%	0.27%	0.25%	0.02%
Total interest-earning assets	$1,229,547	$1,177,195	$52,352	4.45%	12,963	13,781	(818)	(5.94)%	4.19%	4.64%	(0.45)%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$537,313	$459,302	$78,011	16.98%	454	755	(301)	(39.87)%	0.34%	0.65%	(0.31)%
Time deposits	161,387	232,096	(70,709)	(30.47)%	600	980	(380)	(38.78)%	1.48%	1.68%	(0.20)%
Total deposits	698,700	691,398	7,302	1.06%	1,054	1,735	(681)	(39.25)%	0.60%	1.00%	(0.40)%
Other borrowed funds	182,221	186,433	(4,212)	(2.26)%	1,242	1,249	(7)	(0.56)%	2.71%	2.66%	0.05%
Total interest-bearing
liabilities	$880,921	$877,831	$3,090	0.35%	2,296	2,984	(688)	(23.06)%	1.04%	1.35%	(0.31)%

Tax-equivalent net interest income					$10,667	$10,797	$(130)	(1.20)%
Net interest spread									3.15%	3.29%	(0.14)%
Net interest margin									3.45%	3.64%	(0.19)%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2012	2011	Change	Change- %	2012	2011	Change	Change- %	2012	2011	Change
Interest-earning assets:
Loans:
Commercial	$259,005	$268,656	$(9,651)	(3.59)%	$9,661	$10,126	$(465)	(4.59)%	4.98%	5.04%	(0.06)%
Real estate	587,993	574,053	13,940	2.43%	23,968	25,248	(1,280)	(5.07)%	5.44%	5.88%	(0.44)%
Consumer and other	6,023	7,567	(1,544)	(20.40)%	211	300	(89)	(29.67)%	4.68%	5.30%	(0.62)%
Total loans	853,021	850,276	2,745	0.32%	33,840	35,674	(1,834)	(5.14)%	5.30%	5.61%	(0.31)%

Investment securities:
Taxable	263,790	213,161	50,629	23.75%	3,217	3,283	(66)	(2.01)%	1.63%	2.05%	(0.42)%
Tax-exempt	53,919	55,041	(1,122)	(2.04)%	2,234	2,579	(345)	(13.38)%	5.52%	6.25%	(0.73)%
Total investment securities	317,709	268,202	49,507	18.46%	5,451	5,862	(411)	(7.01)%	2.29%	2.91%	(0.62)%

Federal funds sold and short-
term investments	67,072	89,781	(22,709)	(25.29)%	129	170	(41)	(24.12)%	0.26%	0.25%	0.01%
Total interest-earning assets	$1,237,802	$1,208,259	$29,543	2.45%	39,420	41,706	(2,286)	(5.48)%	4.25%	4.61%	(0.36)%

Interest-bearing liabilities:
Deposits:
Checking with interest,
savings and money markets	$542,860	$467,229	$75,631	16.19%	1,632	2,172	(540)	(24.86)%	0.40%	0.62%	(0.22)%
Time deposits	164,464	245,444	(80,980)	(32.99)%	1,972	3,171	(1,199)	(37.81)%	1.60%	1.73%	(0.13)%
Total deposits	707,324	712,673	(5,349)	(0.75)%	3,604	5,343	(1,739)	(32.55)%	0.68%	1.00%	(0.32)%
Other borrowed funds	195,930	189,201	6,729	3.56%	3,725	3,719	6	0.16%	2.54%	2.63%	(0.09)%
Total interest-bearing
liabilities	$903,254	$901,874	$1,380	0.15%	7,329	9,062	(1,733)	(19.12)%	1.08%	1.34%	(0.26)%

Tax-equivalent net interest income					$32,091	$32,644	$(553)	(1.69)%
Net interest spread									3.17%	3.27%	(0.10)%
Net interest margin									3.46%	3.61%	(0.15)%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.  The net interest margin for the three months ended September 30, 2012, declined 19 basis points to 3.45 percent compared to the three months ended September 30, 2011, and increased 1 basis point compared to the second quarter of 2012.  The reduction from the prior year was primarily due to continued downward pressure on market rates.

For the nine months ended September 30, 2012, the net interest margin declined 15 basis points to 3.46 percent compared to the nine months ended September 30, 2011. Tax-equivalent net interest income for the nine months ended September 30, 2012, declined $553 as interest income on interest-earning assets declined more than interest expense on interest-bearing liabilities, despite an increase in average earning assets. Management believes the net interest margin may continue to decline slightly through the remainder of 2012 if market interest rates remain at these historically low levels. By the end of September 30, 2012, management had purposely reduced federal funds sold and short-term investments in an effort to minimize further deterioration of the net interest margin.

The average yield on loans declined by 31 basis points, while the average volume for the nine months ended September 30, 2012, increased slightly, as West Bank lenders focused on expanding existing customer relationships and developing new relationships. The net effect caused year-to-date interest income to fall by $1,834.  The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

For the first nine months of 2012, the average balance of investment securities was $49,507 higher than in the first nine months of 2011, while the yield declined 62 basis points. The decline was caused by lower available yields in the market for purchases and to a lesser extent the calls of higher yielding municipal securities as municipalities refinanced debt to lower their interest expense.

The average rate paid on deposits for the first nine months of 2012 declined to 0.68 percent from 1.00 percent for the same period last year.  The combination of lower market rates and a decline in average time deposit balances caused interest expense to decline by $1,739.   West Bank reduced interest rates on certain deposit products during the three months ended September 30, 2012, in response to the continued low interest rate environment. The average balance of time deposits declined $80,980 compared to the first nine months of 2011 as the Company allowed wholesale deposits to mature without renewal and fewer retail customers have been willing to lock in low interest rates for an extended period of time.

The average rate paid on other borrowings declined by 9 basis points compared to the first nine months of 2011 due primarily to a rate reduction on securities sold under agreements to repurchase.  The rate on the Company's subordinated notes is variable with the rate tied to LIBOR. The average rate during the first nine months of 2012 was 3.68 percent compared to 3.45 percent for the first nine months of 2011.

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

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2012 and 2011, and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Balance at beginning of period	$15,373	$17,790	$(2,417)	$16,778	$19,087	$(2,309)
Charge-offs	(159)	(419)	260	(1,839)	(3,393)	1,554
Recoveries	123	105	18	398	832	(434)
Net charge-offs	(36)	(314)	278	(1,441)	(2,561)	1,120
Provision for loan losses charged to
operations	300	—	300	300	950	(650)
Balance at end of period	$15,637	$17,476	$(1,839)	$15,637	$17,476	$(1,839)

Average loans outstanding, excluding
loans held for sale	$847,902	$845,923		$850,346	$848,956

Ratio of annualized net charge-offs during
the period to average loans outstanding	0.02%	0.15%		0.23%	0.40%

Ratio of allowance for loan losses to
average loans outstanding	1.84%	2.07%		1.84%	2.06%

The allowance for loan losses represented 171.95 percent of nonperforming loans at September 30, 2012, compared to 156.91 percent at December 31, 2011. The 2012 year-to-date provision was $300, compared to $950 for the same period in 2011, due to the continued improvement in credit quality of the loan portfolio. There were no significant charge-offs in the third quarter. The most significant charge-offs on a year-to-date basis were two construction and land loans totaling $1,466, of which $1,102 had been specifically reserved in prior periods. However, specific allocations of the allowance for impaired loans were increased by $1,000 during the third quarter of 2012 due to a deterioration of appraised values of certain pieces of collateral.

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

	Three Months Ended September 30,
Noninterest income:	2012	2011	Change	Change %
Service charges on deposit accounts	$768	$864	$(96)	(11.11)%
Debit card usage fees	403	368	35	9.51%
Trust services	201	175	26	14.86%
Gains and fees on sales of residential mortgages	816	358	458	127.93%
Increase in cash value of bank-owned life insurance	181	223	(42)	(18.83)%
Investment securities impairment losses	(6)	(22)	16	72.73%
Other income:
Credit card fees	51	46	5	10.87%
Wire transfer fees	34	35	(1)	(2.86)%
Safe deposit box fees	34	35	(1)	(2.86)%
Gain from sales of other assets	—	55	(55)	(100.00)%
All other	66	74	(8)	(10.81)%
Total other	185	245	(60)	(24.49)%
Total noninterest income	$2,548	$2,211	$337	15.24%

	Nine Months Ended September 30,
Noninterest income:	2012	2011	Change	Change %
Service charges on deposit accounts	$2,236	$2,419	$(183)	(7.57)%
Debit card usage fees	1,193	1,093	100	9.15%
Trust services	595	601	(6)	(1.00)%
Gains and fees on sales of residential mortgages	2,144	814	1,330	163.39%
Increase in cash value of bank-owned life insurance	571	667	(96)	(14.39)%
Gain from bank-owned life insurance	841	637	204	32.03%
Investment securities impairment losses	(179)	(22)	(157)	(713.64)%
Realized investment securities gains, net	246	—	246	N/A
Other income:
Credit card fees	147	143	4	2.80%
Wire transfer fees	102	121	(19)	(15.70)%
Safe deposit box fees	113	114	(1)	(0.88)%
Gain from sales of other assets	—	112	(112)	(100.00)%
All other	286	299	(13)	(4.35)%
Total other	648	789	(141)	(17.87)%
Total noninterest income	$8,295	$6,998	$1,297	18.53%
The decline in service charges on deposit accounts for both time periods was primarily caused by lower overdraft and return item charges.

Debit card usage fees improved at approximately the same rate in the third quarter of 2012 as it did in the first and second quarters. Customers continue to move away from traditional check writing.  We believe these fees may decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than ten billion dollars in assets, are exempt from the cap, industry groups believe the price controls may have a negative impact on community banks over time.

The volume of originations of residential mortgages sold into the secondary market during the first nine months of 2012 increased significantly to $88,953 from $37,937 for the same time period in 2011, resulting in a 163 percent growth in revenue. The volume in the third quarter of 2012 was approximately 27 percent higher than in the second quarter of 2012. The low interest rate environment continues to fuel the growth along with an improved level of home sales in the Company's market areas. Also contributing to the growth in volume was the addition of origination staff in the Des Moines market during the second and third quarter. The Company plans to continue to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Approximately 60 percent of originations in the first nine months of 2012 involved homeowners refinancing current mortgages in an effort to lock in low market rates. This income source is expected to remain strong throughout 2012 and into 2013 due to the historically low interest rates.

The lower increase in cash value of bank-owned life insurance is due to lower crediting rates within the policies due to the low interest rate environment. Gain from bank-owned life insurance occurred due to the deaths of a bank officer in each year.

As of September 30, 2012, the Company held one pooled trust preferred security (TPS) it considered to have other than temporary impairment (OTTI). As a result of the quarterly valuations of this security, a credit loss of $6 was recognized in the third quarter of 2012, bringing total impairment for the first nine months of 2012 to $179. The Company took advantage of an opportunity to sell two collateralized mortgage obligations in the second quarter of 2012 at a gain and was able to replace them with similar bonds with comparable yields, thus resulting in net gains of $246 on a year-to-date basis.

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

	Three Months Ended September 30,
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$3,686	$3,373	$313	9.28%
Occupancy	880	841	39	4.64%
Data processing	576	500	76	15.20%
FDIC insurance expense	183	216	(33)	(15.28)%
Other real estate owned expense	240	1,650	(1,410)	(85.45)%
Professional fees	276	297	(21)	(7.07)%
Consulting fees	191	98	93	94.90%
Other expenses:
Marketing	52	63	(11)	(17.46)%
Business development	86	84	2	2.38%
Director fees	105	97	8	8.25%
Insurance expense	82	85	(3)	(3.53)%
Bank service charges and investment advisory fees	125	121	4	3.31%
Deposit operations expense	23	102	(79)	(77.45)%
Supplies	74	84	(10)	(11.90)%
Postage and courier services	79	86	(7)	(8.14)%
Loan related expense	90	62	28	45.16%
Contributions	45	88	(43)	(48.86)%
Miscellaneous losses	2	102	(100)	(98.04)%
Loss on disposal of fixed assets	1	3	(2)	(66.67)%
All other	308	366	(58)	(15.85)%
Total other	1,072	1,343	(271)	(20.18)%
Total noninterest expense	$7,104	$8,318	$(1,214)	(14.59)%

	Nine Months Ended September 30,
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$10,893	$9,598	$1,295	13.49%
Occupancy	2,612	2,478	134	5.41%
Data processing	1,582	1,430	152	10.63%
FDIC insurance expense	516	1,111	(595)	(53.56)%
Other real estate owned expense	1,228	1,930	(702)	(36.37)%
Professional fees	855	756	99	13.10%
Consulting fees	498	198	300	151.52%
Other expenses:
Marketing	172	201	(29)	(14.43)%
Business development	306	247	59	23.89%
Director fees	319	287	32	11.15%
Insurance expense	255	268	(13)	(4.85)%
Bank service charges and investment advisory fees	384	380	4	1.05%
Deposit operations expense	63	195	(132)	(67.69)%
Supplies	221	223	(2)	(0.90)%
Postage and courier services	244	241	3	1.24%
Loan related expense	178	167	11	6.59%
Contributions	235	213	22	10.33%
Miscellaneous losses	114	153	(39)	(25.49)%
Loss on disposal of fixed assets	124	11	113	1,027.27%
All other	983	1,083	(100)	(9.23)%
Total other	3,598	3,669	(71)	(1.94)%
Total noninterest expense	$21,782	$21,170	$612	2.89%
The increase in salaries and employee benefits for the first nine months of 2012 consisted of normal salary increases plus salaries for employees added in the past year ($619), higher bonus accruals ($234), higher secondary market real estate originator commissions ($309), and higher benefit costs ($224). The benefit cost increases were primarily for payroll taxes, health insurance, and 401(k) plan expenses. The 401(k) increase was partially due to an increase in the Company matching contribution which became effective January 1, 2012.

Occupancy expense increased for both time periods due to higher depreciation expense and rental expense as additional space was leased. Data processing expense increased in the first nine months of 2012 compared to 2011 due to fees related to a new commercial loan management software program and enhancements to deposit systems.

There were two reasons for the decline in FDIC insurance expense compared to 2011. The first was the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. The second was an upgrade in West Bank's regulatory risk classification on June 3, 2011. The level of expense in the first nine months of 2012 is expected to hold steady for the remainder of the year.

Other real estate owned expense in the third quarter and first nine months of 2012 included $195 and $1,203, respectively, of property valuation write-downs due to updated appraisals and estimated disposal costs for several properties. The same time periods of 2011 included $1,718 and $2,211, respectively, of valuation write-downs. The Company's practice is to obtain updated appraisals at least annually. While there has been increased interest from potential buyers, there has not been stabilization in real estate values.

Professional fees increased primarily due to higher legal fees related to corporate governance matters and implementation of the shareholder-approved equity incentive plan. Consulting fees increased year-over-year because the Company hired a compensation consultant to assist the Board of Directors, outsourced the loan review function, hired a consultant to implement and test a new commercial loan management software program, hired a human resources consultant to improve the salary administration process, and hired a consultant to review and assist with negotiation of the renewal of the data processing contract with our core systems processor. Consulting fees are expected to be somewhat lower in the fourth quarter of 2012 as some of the projects mentioned have been completed.

Business development costs increased as a result of efforts to acquire new customers. Deposit operation expense declined as a result of changes made to demand deposit account products. Loss on disposal of fixed assets included the write-off of design costs in the second quarter of 2012 related to the construction of a new leased replacement office that were not used in the final plans.

Income Tax Expense

The Company recorded income tax expense of $1,649 (30.5 percent of pre-tax income) and $4,927 (28.9 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2012, compared with $1,135 (26.9 percent of pre-tax income) and $4,557 (28.3 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2011.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities, increase in the cash value of bank-owned life insurance, and gain on life insurance proceeds. The tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit recognized for each of the years ended December 31, 2012 and 2011 is $420.

FINANCIAL CONDITION

Total assets as of September 30, 2012, changed minimally compared to total assets as of December 31, 2011, while certain components had positive growth.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased $27,938 to $311,083 at September 30, 2012, compared to December 31, 2011. The increase was caused by investing a portion of low-rate federal funds sold in an effort to enhance net interest income.

As of September 30, 2012, approximately 73 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk, and provide fairly consistent cash flows. Approximately two-thirds of all year-to-date 2012 security purchases have been for these categories of securities. During the third quarter of 2012 approximately $4,700 of high quality corporate notes and preferred stocks of publicly traded companies were purchased to also enhance the yield of the portfolio. Management is planning to purchase up to $5,000 of additional corporate notes and preferred stock in the fourth quarter of 2012 for the same purpose.

At September 30, 2012, the most significant risk of a future impairment charge relates to the Company's investment in a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of September 30, 2012, this TPS, with a cost basis of $4,195, was valued at $1,276.  Management has concluded that this pooled TPS is considered to have OTTI.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at September 30, 2012, has already been recorded against equity.

Loans and Nonperforming Assets

Loans outstanding increased $15,246 from December 31, 2011, to $854,205 as of September 30, 2012. Total loans outstanding did decline slightly from June 30, 2012. Management believes the loan portfolio will continue to grow slowly as the economy continues to improve and the Company's customer base expands. The volume of loans in the pipeline continues to show improvement. Credit quality of the Company's loan portfolio has improved in the first nine months of the year as shown in the table below, however, total nonperforming loans increased $569 from June 30, 2012. Management continues to devote significant resources to monitoring and reducing nonperforming assets.

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items as of the dates shown.

	September 30, 2012	December 31, 2011	Change
Nonaccrual loans	$8,425	$8,572	$(147)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	669	2,121	(1,452)
Total nonperforming loans	9,094	10,693	(1,599)
Other real estate owned	8,894	10,967	(2,073)
Nonaccrual investment securities	1,276	1,245	31
Total nonperforming assets	$19,264	$22,905	$(3,641)

Nonperforming loans to total loans	1.06%	1.27%	(0.21)%
Nonperforming assets to total assets	1.52%	1.80%	(0.28)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. As of September 30, 2012, there were two TDR loans totaling $894 included in the nonaccrual category.

The following tables set forth the activity within each category of nonperforming loans and assets for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning
of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Increase in fair market value	—	—	—	—	—	210	210
Additions	1,496	—	102	1,598	119	—	1,717
Transfers:
Troubled debt to past due	—	480	(480)	—	—	—	—
Troubled debt to nonaccrual	894	—	(894)	—	—	—	—
Past due to troubled debt	—	(480)	480	—	—	—	—
Nonaccrual to OREO	(553)	—	—	(553)	553	—	—
Upgrade in classification	(309)	—	—	(309)	—	—	(309)
Sales	—	—	—	—	(1,489)	—	(1,489)
Subsequent write-downs/
impairment	(935)	—	(606)	(1,541)	(1,256)	(179)	(2,976)
Payments	(740)	—	(54)	(794)	—	—	(794)
Balance at end of period	$8,425	$—	$669	$9,094	$8,894	$1,276	$19,264

	Nine Months Ended September 30, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning
of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	18	18
Additions	2,861	1,537	391	4,789	713	—	5,502
Transfers:
Past due to nonaccrual	238	(238)	—	—	—	—	—
Troubled debt to nonaccrual	114	—	(114)	—	—	—	—
Nonaccrual to troubled debt	(171)	—	171	—	—	—	—
Nonaccrual to OREO	(869)	—	—	(869)	869	—	—
Upgrade in classification	—	(555)	(3,444)	(3,999)	—	—	(3,999)
Sales	—	—	—	—	(5,939)	—	(5,939)
Subsequent write-downs/
impairment	(2,258)	(95)	—	(2,353)	(2,434)	—	(4,787)
Payments	(1,881)	(777)	(151)	(2,809)	—	—	(2,809)
Balance at end of period	$5,979	$70	$1,640	$7,689	$12,402	$1,357	$21,448

Total nonperforming assets have declined 15.9 percent since the end of 2011.

The following table provides the composition of other real estate owned as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
Construction, land development, and other land	$8,397	$9,602
1-4 family residential properties	283	145
Multifamily	—	270
Commercial properties	214	950
	$8,894	$10,967
The Company is actively marketing the assets referenced in the table above.  As previously mentioned, there has been increased interest from potential buyers, but demand for commercial real estate and development land remains low.  Valuations of other real estate owned are updated by management at least annually so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of September 30, 2012, the construction and land development category included four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family residential category consisted of one home in the Iowa City area and three in the Des Moines area. The commercial properties consisted of two commercial facilities in the Des Moines area. Several sales are pending subject to due diligence of the respective buyers.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 5 to the financial statements.

Deposits

Total deposits as of September 30, 2012, totaled $928,926, a decrease of 3.0 percent or $28,447 compared to December 31, 2011.  The majority of the decrease was in money market accounts within the savings category and in certificates of deposit. Money market deposits declined 9.7 percent, or $28,455 compared to December 31, 2011. This is considered a normal fluctuation as corporate customers' liquidity needs vary at any given time. Certificates of deposit declined 9.7 percent, or $18,221, compared to December 31, 2011. Management believes that certificates of deposit are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. Noninterest-bearing demand deposits increased $22,610 during the same time period.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase increased $17,243 in the first nine months of 2012 to $73,084, with the increase attributed to both categories. Federal funds purchased consist of funds sold to West Bank by three Iowa banks as part of the correspondent bank services provided by West Bank and funds purchased on an overnight basis from upstream correspondent banks. Securities sold under agreements to repurchase are also very fluid funds which fluctuate based on the needs of our customers. There were no changes in long-term borrowings in the first nine months of 2012.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $41,827 as of September 30, 2012, compared with $87,104 as of December 31, 2011.  West Bank had additional borrowing capacity available from the FHLB of approximately $37,000 at September 30, 2012.  In addition, West Bank has $53,000 in borrowing capacity available through unsecured federal funds lines of credit and $10,000 available through secured federal funds lines of credit with correspondent banks.  West Bank had borrowed $20,000 on these lines of credit as of September 30, 2012.  Net cash from operating activities contributed $14,294 and $20,615 to liquidity for the nine months ended September 30, 2012 and 2011, respectively.  Management believes the Company was in a strong liquidity position as of September 30, 2012.

The Company's total stockholders' equity increased to $132,643 at September 30, 2012, from $123,451 at December 31, 2011.  The increase was primarily due to year-to-date net income less common stock dividends and increased accumulated other comprehensive income due to higher unrealized gains on investment securities. At September 30, 2012, stockholders' equity was 10.46 percent of total assets compared to 9.72 percent as of December 31, 2011.  No material capital expenditures or material changes in the capital resource mix are anticipated at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Company and West Bank met all capital adequacy requirements as of September 30, 2012.  Prompt corrective action provisions are not applicable to the Company.  As of September 30, 2012, West Bank was well-capitalized under the regulatory framework for prompt corrective action. The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management has completed a preliminary assessment of the impact of the proposed rules and believes the Company's and West Bank's ratios will continue to exceed the required minimums. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks and their holding companies.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$162,729	16.59%	$78,491	8.0%	N/A	N/A
West Bank	142,030	14.98%	75,843	8.0%	$94,804	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	150,423	15.33%	39,246	4.0%	N/A	N/A
West Bank	130,133	13.73%	37,921	4.0%	56,882	6.0%

Tier I Capital (to Average Assets)
Consolidated	150,423	11.55%	52,076	4.0%	N/A	N/A
West Bank	130,133	10.12%	51,461	4.0%	64,326	5.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,728	16.27%	$76,075	8.0%	N/A	N/A
West Bank	138,508	15.09%	73,433	8.0%	$91,791	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	142,781	15.01%	38,037	4.0%	N/A	N/A
West Bank	126,969	13.83%	36,716	4.0%	55,075	6.0%

Tier I Capital (to Average Assets)
Consolidated	142,781	11.05%	51,695	4.0%	N/A	N/A
West Bank	126,969	9.95%	51,046	4.0%	63,808	5.0%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2011.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2012 changed when compared to 2011.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the third quarter of 2012 in the litigation described in previous reports and involving nonsufficient funds fees and posted item sequencing. For additional information on this litigation, see Note 10 to the financial statements. The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the companies' property.

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

West Bancorporation, Inc.
(Registrant)

October 26, 2012	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

October 26, 2012	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
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