Form 10-K
period 2012-12-31
WEST BANCORPORATION INC
filed 2013-03-06
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2012

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
COMMON STOCK, NO PAR VALUE
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $162,506,205.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, March 5, 2013.

17,403,882 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 6, 2013, is incorporated by reference into Part III hereof to the extent indicated in such Part.

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

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Des Moines State Bank, an Iowa chartered bank headquartered in West Des Moines, Iowa.  West Des Moines State Bank is now known as West Bank. West Bank is a business-focused community bank that was organized in 1893. The Company's primary activity during 2012 was the ownership of West Bank. The Company's and West Bank's only business is banking, and therefore, no segment information is presented.

The Company's vision is to achieve and sustain a position of industry envy and admiration. We are proud of our results for the fiscal year ended December 31, 2012. Our financial performance goal is to be in the top quartile of our benchmarking peer group, which consists of 16 of our peers. The four key metrics used to measure our performance and the 2012 ratios were as follows:

●	Return on average assets:	1.21%
●	Return on average equity:	12.34%
●	Efficiency ratio:	50.83%
●	Texas ratio:	11.25%
Based on peer group analysis using September 30, 2012 data, Company results through the third quarter were in the top quartile of our peer group. We currently believe our fiscal year 2012 results will remain in the top quartile once comparable peer results are available.

In the third quarter of 2012, our Company was named a "Small Cap All-Star" by the investment banking firm Sandler O'Neill + Partners, L.P. (Sandler O'Neill). This was a list of the 25 top performing publicly traded community banks and thrifts in the country according to the criteria set by Sandler O'Neill. It was an honor to receive that type of recognition by people who understand the banking industry.

The Company continued to grow in 2012 despite the ongoing uncertainty in the economy. Loans outstanding at the end of the year totaled $927 million compared to $839 million at the end of 2011. Total deposits grew by 19 percent over the course of 2012. The pipeline for new business is the strongest it has been over the past several years.

Growth in our loans and deposits occurred in part because of efforts which began in 2011 when the sales and credit functions were, in large part, separated. This development allowed West Bank's sales force to be focused on generating revenue and building relationships. The credit function is focused on the underwriting and documentation of new business opportunities. In 2012, we extended this foundation and started expanding our sales force and continued to emphasize sales training. Commercial bankers were added in both the Des Moines and eastern Iowa markets. Additional mortgage bankers were added in the Des Moines market. The Company plans to continue to expand the sales force selectively as we move forward.

One of the keys to our operating success in 2012 was the continued improvement in credit quality. As of December 31, 2012, the percent of nonperforming assets to total assets was 1.17 percent compared to 1.80 percent as of December 31, 2011. Management continues to devote resources to improving asset quality and reducing nonperforming assets.

A challenge the Company faced in 2012, and will continue to face in 2013, is the pressure on our net interest margin in an environment of historically low interest rates. Our net interest margin declined by 16 basis points to 3.42 percent for the year ended December 31, 2012, as a result of yields on our loans and investment securities declining more than the rates paid on our deposits and borrowings.

The Company declared and paid common stock dividends totaling $0.36 per share in 2012 and declared a $0.10 dividend on January 23, 2013. The Company expects to continue paying regular quarterly dividends in the future. The capital position of the Company was strong at December 31, 2012. The Company's tangible common equity ratio at December 31, 2012, was 9.29 percent.

Description of the Company's Business

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa metropolitan areas.  West Bank has eight full-service offices in the Des Moines metropolitan area, two full-service offices in Iowa City, and one full-service office in Coralville. West Bank offers all basic types of credit to its customers, including commercial, real estate, and consumer loans.  West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal trusts, and agency accounts.  West Bank also originates residential mortgages that are primarily sold in the secondary market.  In addition, West Bank offers a full range of deposit services, including checking, savings, money market accounts, and time certificates of deposit.  All of West Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount determined by law.

West Bank's business strategy emphasizes strong business and personal relationships between the bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank's commitment extends to building strong communities. West Bank's buy-local commitment contributes to the incomes of its communities. West Bank also emphasizes strong cost controls while striving to achieve above average return on equity and assets.  To accomplish these goals, West Bank focuses on small to medium-sized businesses in the local market that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to give the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs. West Bank also supports its customers by being a connected member of the business community.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of whom are subsidiaries of other bank holding companies, savings and loan associations, credit unions, mortgage companies, finance affiliates of auto companies, and other financial service providers. According to the FDIC's Summary of Deposits, as of June 30, 2012, there were 36 other banks and savings and loan associations operating within Polk County, Iowa, where seven of West Bank's offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2012, there were 18 other banks and savings and loan associations within Johnson County, Iowa, which includes Iowa City.  Three West Bank offices are located in Johnson County.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County.  For the entire state, West Bank ranked tenth in terms of deposit size as of June 30, 2012.

Some of West Bank's competitors are locally controlled, while others are components of regional, national, or international companies. The larger national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, for example, international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large, regional, national, and global commercial customers.

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge that is afforded by its local management and Board of Directors.  West Bank seeks to capitalize on customers' desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank's officers, directors, and employees.  In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other personalized services.  West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, and quality products and services.

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

West Bank plans to open a loan production office in Rochester, Minnesota in the spring of 2013. West Bank believes it can capitalize on the business relationships developed by its Chief Executive Officer, David Nelson, during the 15 years he served that market prior to joining West Bank.

The Company and West Bank had approximately 180 full-time equivalent employees as of December 31, 2012.

The Company and West Bank are subject to extensive federal and state regulation and supervision.  Regulation and supervision of financial institutions is intended primarily to protect customers and the FDIC deposit insurance fund rather than stockholders of the Company.  The laws and regulations affecting banks and bank holding companies change regularly.  Any future change in applicable laws, regulations, or regulatory policies may have material effects on the business, operations, and prospects of the Company, which cannot now be fully anticipated.  A summary of the regulatory and supervisory environment in which the Company and West Bank operate are included below.

Supervision and Regulation

General

Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the Iowa Superintendent), the Board of Governors of the Federal Reserve System (the Federal Reserve), the FDIC, and the newly-created Consumer Financial Protection Bureau (the CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the FASB), and securities laws administered by the Securities and Exchange Commission (the SEC) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory, or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of financial institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates, and the payment of dividends. In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that allowed the U.S. Department of the Treasury (Treasury) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

In addition, we are subject to regular examinations by regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and our subsidiary. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates, and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment, and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5 percent of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and West Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and West Bank.

The Increasing Regulatory Emphasis on Capital

The Company is subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Company must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock, and will disallow certain funds from being included in capital determinations.  Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.

Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, the Company is able to maintain our trust preferred proceeds as Tier 1 capital but the Company will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company.

Under current federal regulations, West Bank is subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•
a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3 percent for the most highly-rated banks with a minimum requirement of at least 4 percent for all others, and

•
a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8 percent and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4 percent. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of West Bank's allowance for loan losses.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10 percent or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6 percent or greater and a ratio of Tier 1 capital to total assets of 5 percent or greater. The Federal Reserve's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization's capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2012: (i) West Bank was not subject to a directive from the FDIC to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) West Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) West Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve's requirements and met the Dodd-Frank Act capital requirements.

Basel III. The current risk-based capital guidelines described above, which apply to West Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market, and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5 percent,

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4 percent of total assets to 6 percent of total assets, and

•	a continuation of the current minimum required amount of total capital at 8 percent.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7 percent for common equity, 8.5 percent for Tier 1 capital and 10.5 percent for total capital.

On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC (the Agencies) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and West Bank. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC's prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50 percent. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weights range from 35 to 100 percent; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150 percent. There is concern in the U.S. that the proposed methodology for risk weightings residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (AOCI). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms' securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been indefinitely delayed and it is unclear when the Basel III capital framework, as it may be implemented by final rules, will become effective in the United States.
The Company

General. As the sole stockholder of West Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to West Bank and to commit resources to support West Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are also required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and our subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking . . . as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking, and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25 percent or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10 percent and 24.99 percent ownership.

Financial Holding Company Regulation. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not elected to operate as a financial holding company.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

West Bank

General. West Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Deposit Insurance Fund (the DIF) to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered bank, West Bank is subject to the examination, supervision, reporting, and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like West Bank, are not members of the Federal Reserve System (non-member banks).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its: (i) actual September 30, 2009 assessment base, increased quarterly by a 5 percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base is no longer the institution's deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 percent reserve ratio target. Several of these provisions could increase the Bank's FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that noninterest-bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012.

FICO Assessments. The Financing Corporation (FICO) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066 percent, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2012, the Bank paid supervisory assessments to the Iowa Superintendent totaling approximately $117,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. As of December 31, 2012, approximately $32.4 million was available to be paid as dividends by West Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by West Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between West Bank and its affiliates. The Company is an affiliate of West Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by West Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by West Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or West Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains correspondent relationships.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. West Bank has the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

State Bank Investments and Activities. West Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of West Bank.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3 percent of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is approximately $2.0 million plus 10 percent of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. West Bank is in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact West Bank's business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like West Bank, will continue to be examined by their applicable bank regulators.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower's ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that West Bank and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5 percent, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act's ability-to-repay requirements, and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower's ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of and methodology for evaluating these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3 percent of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower's total debt-to-income ratio generally may not be more than 43 percent. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture, or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction's terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.0 percent of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.  These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266.  The Company's telephone number is (515) 222-2300, and the Internet address is www.westbankiowa.com.  Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the website as soon as reasonably practicable after the documents are filed or furnished to the SEC.  Copies of the Company's filings with the SEC are also available from the SEC's website (http://www.sec.gov) free of charge.

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

Risks Related to West Bancorporation's Business

Our loan portfolio primarily includes commercial loans, which involve risks specific to commercial borrowers.

The largest component of West Bank's income is interest received on loans. West Bank is in substantial part a business bank. Its loan portfolio includes a significant amount of commercial real estate loans, construction or land development loans, commercial lines of credit, and commercial term loans. West Bank's typical commercial borrower is a small or medium-sized privately-owned Iowa business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances and repayment usually depends on the borrowers' successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus usually require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults. Our success is also dependent to a large extent upon the areas in which we operate. Competition for quality loans in our market area continues to be robust.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2012. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

We must effectively manage our credit risks.

Our business depends on the creditworthiness of our customers. There are obvious risks inherent in making loans. We attempt to reduce our credit risk through prudent loan application, underwriting, and approval procedures, including internal loan reviews before and after proceeds have been disbursed, careful monitoring of the concentration of our loans within specific industries, and collateral and guarantee requirements. These procedures cannot, however, be expected to completely eliminate our credit risks, and we can make no guarantees concerning the strength of our loan portfolio.

Nonperforming loans take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2012, West Bank's nonperforming loans, which consist of nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructured (TDR) loans, totaled $7.3 million or 0.78 percent of our loan portfolio. While this total has declined over the past five years to be in line with our historical experience, nonperforming loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby negatively affecting our income and returns on assets and equity, and our administrative costs increase significantly. Nonperforming loans require significant time commitments from management and our lending staff, which takes time away from other duties, including the generation of new business. There is no assurance that we will experience continued reductions in nonperforming loans in the future.

Various factors may cause our allowance for loan losses to increase.

Our allowance for loan losses represents management's estimate of probable losses inherent in our loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns. In addition, general factors unique to each measurement date are considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile, and portfolio composition. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a short period of time. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, many of which are not within our control, may require an increase in the allowance for loan losses. West Bank may need to significantly increase the provision for loan losses if one or more of our larger loans or credit relationships unexpectedly becomes delinquent or experiences significant financial difficulties. In addition, federal and state regulators periodically review West Bank's allowance for loan losses and may require West Bank to increase the provision for loan losses or recognize loan charge-offs. A significant increase in the allowance for loan losses will result in a decrease in net income and capital and could have a material adverse effect on our financial condition.

We are subject to environmental liability risk associated with real estate collateral securing our loans.

A significant portion of our loan portfolio is secured by real property. Under certain circumstances, we may take title to the real property collateral through foreclosure or other means. As the titleholder of the property, we may be responsible for environmental risks, such as hazardous materials, which attach to the property. For these reasons, prior to extending credit, we have an environmental risk assessment program to identify any known environmental risks associated with the real property which will secure our loans. In addition, we routinely inspect properties following the taking of title. When environmental risks are found, environmental laws and regulations may prescribe our approach to remediation. As a result, we may incur substantial expense and bear potential liability for any damages caused. The environmental risks may also materially reduce the property's value or limit our ability to use or sell the property.

If we are unable to sell the other real estate owned for the estimated fair value on our balance sheets it could have a material adverse effect on our financial condition and results of operations.

Other real estate owned consists of real estate collateral that the Company has received in foreclosure or accepted in lieu of foreclosure on nonperforming loans. Management obtains independent appraisals to determine that these properties are initially carried at fair value less estimated costs to sell at the date of foreclosure. The appraisals are updated at least annually, and any subsequent write-downs are recorded as charges to operations. Future economic conditions could result in reductions of our estimates of fair value for other real estate owned and could have a material adverse effect on our financial condition and results of operations.

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

As of December 31, 2012, the fair value of our securities portfolio was approximately $292.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.

We analyze our investment securities quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

Our accounting policies and methods are the basis for how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with generally accepted accounting principles (GAAP) and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances; the application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) determining the fair value and possible OTTI of investment securities available for sale, (2) determining the valuation of other real estate owned, and (3) the allowance for loan losses. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the fair value of other real estate owned, the allowance for loan losses, and net income.

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB) and purchased federal funds. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses.

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

We operate in highly competitive markets and face strong competition in originating loans, in seeking deposits, and in offering our other services. We compete in making loans, attracting deposits, and recruiting and retaining talented people. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. We also compete with nonbank financial service providers, many of which are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Customer loyalty can be influenced by a competitor's new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers and can lower the rate that we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can, in turn, adversely affect our financial condition and results of operations. Our growth and profitability depend on our continued ability to compete effectively within our market and our inability to do so could have a material adverse effect on us.

Our inability to continue to accurately process large volumes of transactions could adversely impact our business and financial results.

We process large volumes of transactions on a daily basis in our branches and through our processor and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by persons inside or outside West Bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. These systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including the consequences of operational errors.

While we continually monitor and improve the system of internal controls, data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

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

West Bank has access to large amounts of confidential financial information, and controls substantial financial assets belonging to its customers, as well as the Company. West Bank offers its customers continuous remote access to their accounts in several different ways and otherwise regularly transfers substantial financial assets by electronic means. Accordingly, cybersecurity is a material risk for West Bank.

West Bank depends on data processing, communication, and information exchange on a variety of platforms, networks, and over the internet. West Bank cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards that it has installed. West Bank does business with a number of third-party service providers and vendors with respect to West Bank's business, data, and communications needs. If information security is breached, or if one of West Bank's employees or vendors breaches compliance procedures, information could be lost or misappropriated in manners resulting in financial loss to West Bank, damages to others, or potential litigation. Cyber incidents such as computer break-ins, phishing, identity theft, and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of any applicable insurance coverage, and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

Damage to our reputation could adversely affect our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation, or governmental investigations. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and harm to our reputation. Adverse publicity about West Bank, whether or not true, may result in harm to our business. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses to address the issues giving rise to the reputational harm would not adversely affect our financial condition and results of operations.

Employee, customer, or third-party fraud could cause substantial losses.

West Bank's business involves financial assets. Financial assets are always potential targets for fraudulent activities. Employee, customer, or third-party fraud could subject us to operational losses, regulatory sanctions, and could seriously harm our reputation. Misconduct by our employees, customers, or third-parties could include unauthorized activities, improper or unauthorized activities on behalf of a customer, deceit, or misappropriation. We maintain a system of internal controls and insurance coverage to mitigate operational risks; however, it is not always possible to prevent such conduct. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds our insurance limits, a fraud could have a material adverse affect on our business, results of operations, or financial conditions. Fraud does not even have to be aimed at West Bank to cause a loss. Losses are possible even where a customer is the victim of fraud or misappropriation of assets if bank collateral is involved.

We may experience difficulties in managing our growth.

As previously stated, we plan to open a loan production office in Rochester, Minnesota. In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses that we believe provide a strategic fit with our business, or by opening new branches or loan production offices. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity, and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.

To the extent that we grow through acquisitions or office openings, we cannot provide assurance that we will be able to adequately or profitably manage such growth. Acquiring other banks and businesses will involve risks similar to those commonly associated with new office openings but may also involve additional risks. These additional risks include potential exposure to unknown or contingent liabilities of banks and businesses we acquire, exposure to potential asset quality issues of the acquired bank or related business, difficulty and expense of integrating the operations and personnel of banks and businesses we acquire, and the possible loss of key employees and customers of the banks and businesses we acquire.

Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increased pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.
All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

The loss of the services of any of our senior executive officers or key personnel could cause our business to suffer.

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in bank and financial services and who are very involved in the communities in our market area. Our continued success depends to a significant extent upon the continued services of a relatively few individuals. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or results of operations, at least in the short term. In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

Disruption of infrastructure could adversely impact our operations.

Our operations depend upon our technological and physical infrastructures, particularly those located at our home office. Extended disruption of our vital infrastructures due to fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events could detrimentally affect our financial performance. We have developed disaster recovery plans to mitigate this risk.

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

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. In 2012, our Board declared a cash dividend on our common stock in the first and second quarters of $0.08 per share and a dividend of $0.10 per share in the third and fourth quarters, and in January 2013 a dividend of $0.10 per common share was declared. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by West Bank. West Bank's ability to pay dividends to West Bancorporation is subject to, among other things, its earnings, financial condition, and applicable regulations, which in some instances limit the amount that may be paid as dividends. In addition, the Company must pay any dividends due on its junior subordinated debentures before it can issue a dividend on its common stock.

Issuing additional common or preferred stock may adversely affect the market price of our common stock or capital may not be available when needed.

The Company may issue additional common or preferred shares in order to raise capital at some date in the future to support continued growth, internally generated or through an acquisition. Common shares will be issued through the Company's 2012 Equity Incentive Plan (the 2012 Plan) as grants of restricted stock units (RSUs) vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to advance in response to issuing additional common or preferred shares. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide assurance of our ability to raise additional capital, if needed, at acceptable terms.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to an inability to raise capital, operational losses, or otherwise, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and West Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, and we expect that the capital requirements imposed by the regulators will increase in the future. The ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital, if needed, or on terms acceptable to us. Failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, the costs of funds, FDIC insurance costs, the ability to pay dividends on common stock and to make distributions on the junior subordinated debentures, the ability to make acquisitions, results of operations, and financial condition.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

As of December 31, 2012, the Company had $20.6 million in junior subordinated debentures outstanding which were issued to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years, during which time no dividends may be paid to holders of the Company's common stock. The Company's ability to pay future distributions depends upon the earnings of West Bank and the dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board on the Company.

Risks Related to the Banking Industry in General and Community Banking in Particular

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, customers, and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things.

As a bank holding company, we are subject to extensive regulation and supervision. We undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts, and small bank and thrift holding companies are and will be regulated. In addition, the Federal Reserve has adopted numerous new regulations in recent years addressing banks' overdraft and mortgage lending practices. Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In the United States, Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective federal bank regulatory agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III was indefinitely delayed. If and when implemented, Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing. These requirements are imposed primarily through the Bank Secrecy Act, which was most recently amended by the USA Patriot Act.  We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing, and other financial crimes. There can be no guarantee, however, that these policies and procedures will be effective.

Failure to comply with applicable laws, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

In addition to the foregoing, the policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve's monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. In addition, local governments and many businesses continue to experience difficulty due to lower consumer spending and decreased liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the DIF, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions compared to pre-recession levels.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate but also in the state of Iowa generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Further, concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally in recent years. Such risks could indirectly affect us by affecting our hedging or other counterparties, as well as our customers with European businesses or assets denominated in the euro or companies in our market with European businesses or affiliates.

Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the United States. While economic conditions in our market, the state of Iowa, and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.

Changes in interest rates could negatively impact our financial condition and results of operations.

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last few years interest rates have been at historically low levels. If interest rates increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may increase faster than rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily on net interest income than do larger institutions that have additional non-lending sources of income.

Technological advances.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability to effectively implement new technology. Many of our larger competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that put West Bank at some competitive disadvantage.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Commission staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 18,800 square feet in the building and pays annual rent of approximately $425,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  In addition to its main office and headquarters, West Bank also leases bank buildings and space for eight other locations and for operational departments.  The offices are full-service locations, with drive-up facilities and automated teller machines, except for the office in Coralville, which does not have a drive-up.  Annual lease payments for these eight offices and the space for operating departments total approximately $1,200,000.  The Company owns two full-service banking locations in Iowa City. We believe each of our facilities is adequate to meet our needs.
ITEM 3.  LEGAL PROCEEDINGS

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank card transactions, but not checks or Automated Clearing House items, are impermissible finance charges under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment violated its duties of good faith under its customer account agreements, the Iowa Uniform Commercial Code, and the Iowa Consumer Credit Code. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District Court for Polk County, Iowa. West Bank believes the allegations in the lawsuit are factually and legally incorrect in material ways. West Bank is vigorously defending the action. The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability and class certification.

Except as described above, neither the Company nor West Bank are parties to any material pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and common stock dividends declared for each quarter in 2012 and 2011.  The market quotations, reported by Nasdaq, do not include retail markup, markdown, or commissions.

Market and Dividend Information
	High	Low	Dividends
2012
1st quarter	$10.46	$8.71	$0.08
2nd quarter	10.22	9.02	0.08
3rd quarter	12.35	9.38	0.10
4th quarter	12.29	9.75	0.10

2011
1st quarter	$8.00	$6.75	$—
2nd quarter	8.89	6.94	0.05
3rd quarter	10.00	7.31	0.05
4th quarter	10.39	7.92	0.07
There were 218 holders of record of the Company's common stock as of February 21, 2013, and an estimated 1,900 additional beneficial holders whose stock was held in street name by brokerage houses.  The closing price of the Company's common stock was $11.09 on February 21, 2013.

In the aggregate, dividends to common stockholders in 2012 and 2011 were $0.36 and $0.17 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

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

The following performance graph provides information regarding cumulative, five-year return (loss) on an indexed basis of the common stock as compared with the Nasdaq - Composite Index and the SNL Midwest Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia.  The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by SNL Financial.  The indices assume the investment of $100 on December 31, 2007, in the common stock, the Nasdaq - Composite Index, and the SNL Midwest Bank Index, with all dividends reinvested.  The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

WEST BANCORPORATION, INC.

Total Return Performance
Index Value
130
120
110
100
90
80
70
60
50
40
30
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
WTBA
NASDAQ Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
West Bancorporation, Inc.	100.00	99.06	40.27	64.07	80.32	93.66
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Midwest Bank	100.00	65.79	55.75	69.23	65.39	78.71
*Source: SNL Financial LC, Charlottesville, VA.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	Years Ended December 31
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Operating Results
Interest income	$50,662	$53,319	$61,143	$67,730	$72,532
Interest expense	9,464	11,917	19,023	26,636	31,431
Net interest income	41,198	41,402	42,120	41,094	41,101
Provision for loan losses	625	550	6,050	24,500	16,600
Net interest income after provision for loan losses	40,573	40,852	36,070	16,594	24,501
Noninterest income	10,994	9,361	10,387	8,904	4,301
Noninterest expense	28,792	28,873	27,744	37,905	20,105
Income (loss) before income taxes	22,775	21,340	18,713	(12,407)	8,697
Income taxes (benefits)	6,764	6,072	5,330	(7,356)	1,386
Income (loss) from continuing operations	16,011	15,268	13,383	(5,051)	7,311
Income (loss) from discontinued operations before income
taxes	—	—	—	(10,262)	563
Income taxes (benefits)	—	—	—	(696)	238
Income (loss) from discontinued operations	—	—	—	(9,566)	325
Net income (loss)	16,011	15,268	13,383	(14,617)	7,636
Preferred stock dividends and accretion of discount	—	(2,387)	(2,284)	(2,276)	—
Net income (loss) available to common stockholders	$16,011	$12,881	$11,099	$(16,893)	$7,636

Dividends and Per Share Data
Cash dividends	$6,265	$2,959	$870	$1,566	$11,138
Cash dividends per common share	0.36	0.17	0.05	0.09	0.64
Basic earnings (loss) per common share	0.92	0.74	0.64	(0.97)	0.44
Diluted earnings (loss) per common share	0.92	0.74	0.64	(0.97)	0.44
Average common shares outstanding	17,404	17,404	17,404	17,404	17,405

Year End and Average Balances
Total assets	$1,448,175	$1,269,524	$1,305,463	$1,575,054	$1,554,276
Average assets	1,326,408	1,295,313	1,558,461	1,618,557	1,371,401
Investment securities	304,103	294,497	267,537	351,269	189,558
Loans, including held for sale	930,764	843,048	893,101	1,021,042	1,101,753
Allowance for loan losses	(15,529)	(16,778)	(19,087)	(19,126)	(15,441)
Deposits	1,134,576	957,373	972,072	1,246,617	1,155,132
Long-term borrowings	114,509	125,619	125,619	145,619	145,619
Stockholders' equity	134,587	123,451	145,436	133,059	150,063
Average stockholders' equity	129,795	135,520	141,079	143,163	118,090

Performance Ratios
Equity to assets ratio (average equity divided by average
assets)	9.79%	10.46%	9.05%	8.85%	8.61%
Return on assets (net income (loss) divided by average assets)	1.21%	1.18%	0.86%	(0.90)%	0.56%
Return on equity (net income (loss) divided by average
equity)	12.34%	11.27%	9.49%	(10.21)%	6.47%
Texas ratio (total nonperforming assets divided by tangible
common equity plus the allowance for loan losses)	11.25%	16.33%	25.76%	44.91%	33.81%
Efficiency ratio (noninterest expense (excluding other real
estate owned expense, goodwill impairment, and
discontinued operations) divided by noninterest income
(excluding net securities gains and net impairment losses)
plus tax-equivalent net interest income)	50.83%	49.27%	47.28%	45.30%	38.24%
Dividend payout ratio (common dividends paid divided by
net income (loss) available to common stockholders)	39.13%	22.97%	7.84%	NM	145.86%
NM - not meaningful

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company's 2012 financial results continued to improve significantly in comparison to 2011 and 2010. The Company's 2012 net income available to common stockholders was $16,011 compared to $12,881 in 2011, an improvement of over 24 percent. On a diluted per common share basis, earnings improved to $0.92 from $0.74. The most significant difference from last year was the payment in 2011 of preferred stock dividends and accretion of discount totaling $2,387. The absence of preferred stock dividends and accretion is due to the redemption of the preferred stock on June 29, 2011. We earned 1.21 percent on average assets in 2012 compared to 1.18 percent in 2011. The return on average equity (ROE) increased during 2012 to 12.34 percent from 11.27 percent in 2011. During 2012, we paid our common stockholders $6,265 ($0.36 per common share) in dividends compared to $2,959 ($0.17 per common share) in 2011. The dividend declared in the first quarter of 2013 was $0.10 per common share.

Beginning in 2012, we began a program of quantitative peer analysis for evaluating Company results. We have identified a set of 16 publicly traded peer financial institutions against which we compare our performance each quarter. Our peer group consists of BankFinancial Corporation, Baylake Corp., CFS Bancorp, Inc., Firstbank Corporation, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Macatawa Bank Corporation, Mercantile Bank Corporation, MetroCorp Bancshares, Inc., MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., NASB Financial, Inc., Pulaski Financial Corp., and QCR Holdings, Inc. Our goal is to perform at or near the top of those peers relative to what we consider to be four key metrics: return on average equity, return on average assets, efficiency ratio, and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Through September 30, 2012, we ranked in the top 25 percent of our defined peer group for each of these measures. We expect that trend to have continued through the end of 2012. Our Company was named a "Small Cap All-Star" by the investment banking firm Sandler O'Neill during the third quarter of 2012. This was a list of the 25 top performing publicly traded community banks and thrifts in the country according to the criteria set by Sandler O'Neill. It was an honor to receive that type of recognition by people who understand the banking industry.

The Texas ratio, which is the ratio of nonperforming assets to tangible capital plus the allowance for loan losses, improved to 11.25 percent as of December 31, 2012, compared to 16.33 percent as of December 31, 2011. These are both significant improvements from the 44.91 percent reported as of the end of 2009. This decline was the result of continued improvement in the level of nonperforming assets. Management continues to devote the appropriate resources to monitoring and reducing nonperforming assets.

Net interest income declined to $41,198 in 2012 compared to $41,402 in 2011, primarily due to continued downward pressure on interest rates. Noninterest income improved by 17.4 percent, primarily due to an increase in gains and fees on sales of residential mortgages. The low interest rate environment continues to result in higher volumes of mortgage activity. We have also added mortgage loan originators to capitalize on this source of revenue. Noninterest expense held steady compared to the prior year as both FDIC insurance expense and costs related to other real estate owned declined and were offset by higher salary and benefit costs. Our efficiency ratio increased slightly to 50.83 percent for 2012 from 49.27 percent in 2011.

Our loan portfolio grew 10.5 percent to $927,401 at December 31, 2012, from $838,959 at the end of 2011, with a significant portion of that growth coming in the fourth quarter. Despite the continuing uncertainty in the economy, our loan customers are beginning to move ahead with plans to grow their businesses. While we have experienced positive growth in 2012, we cannot predict when or by how much our loan portfolio will continue to grow. Deposits increased 18.5 percent by the end of 2012 compared to the end of 2011. Both of these happened as a result of our vision of achieving and sustaining a position of industry envy and admiration. One of the building blocks of achieving our vision is through customer loyalty and retention. We continue to build relationships by expanding business with current customers and striving to gain new customers.

We have strong capital resources. Our stock price increased approximately 12.5 percent from the end of 2011 to the end of 2012, our existing capital ratios are strong, and our earnings are solid. We understand the things that are required to be a great community bank for our customers and stockholders. Our core corporate values and goals are defined by that understanding. Our team is focused on being, and remaining, a great community bank.

(dollars in thousands, except per share amounts)

From the political, regulatory, and economic perspectives, we expect 2013 will be a year of continued uncertainty as our political leaders continue to struggle to accomplish significant legislative actions. We expect the unusually low interest rate environment to continue in the current year, so we are implementing strategies to maintain our net interest margin. We anticipate the Company will be profitable in 2013 at a level that compares favorably with our peers. The amount of our future profit will depend, in large part, on the amount of loan losses we incur and our ability to grow the loan portfolio. Our loan portfolio still presents somewhat higher than normal risks because it contains a significant amount of loans secured by commercial real estate. While we believe we have aggressively addressed declining real estate valuation issues when evaluating the adequacy of the allowance for loan losses, future changes in real estate valuations in 2013 and beyond remain uncertain.

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's financial condition as of December 31, 2012.

CRITICAL ACCOUNTING POLICIES

This report is based on the Company's audited consolidated financial statements, which have been prepared in accordance with GAAP.  The financial information contained in these statements is based on the financial effects of transactions and events that have already occurred.  However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

(dollars in thousands, except per share amounts)

Other real estate owned includes real estate properties acquired through or in lieu of foreclosure.  Properties are initially recorded at fair value less estimated selling costs at the date of foreclosure thus establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans, and other factors.  Qualitative factors include the general economic environment in the Company's market areas and the expected trend of those economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.  To the extent that actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

RESULTS OF OPERATIONS - 2012 COMPARED TO 2011

OVERVIEW

Total net income available to common stockholders for the year ended December 31, 2012, was $16,011 compared to $12,881 for the year ended December 31, 2011. The most significant difference from the prior year was the payment of preferred stock dividends and accretion of discount totaling $2,387 in 2011. The Company's outstanding preferred stock was redeemed on June 29, 2011, so there were no such dividends and accretion of discount in 2012. Basic and diluted earnings per common share were $0.92 and $0.74 for 2012 and 2011, respectively. The Company's 2012 ROE was 12.34 percent compared to 11.27 percent in 2011.  The return on average assets (ROA) was 1.21 percent, compared to 1.18 percent for the prior year.

Net income was $16,011 for 2012 compared to $15,268 for 2011. The improvement in net income in 2012 compared to 2011 was primarily because of higher gains and fees on sales of residential mortgages and lower write-downs on other real estate owned.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2012, the Company's efficiency ratio increased slightly to 50.83 percent from the prior year's ratio of 49.27 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains and net impairment losses). The ratio for both years is significantly better than peer group averages, which were generally around 70 percent according to data in the September 2012 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

Net Interest Income

Net interest income declined $204 to $41,198 for 2012 as the impact of lower yields on loans and investment securities exceeded the savings from lower rates paid on deposits and borrowings and a higher level of interest-earning assets. The net interest margin declined to 3.42 percent from 3.58 percent in 2011. The average yield on earning assets declined 39 basis points, while the rate on interest-bearing liabilities declined 27 basis points. The net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 3.13 percent from 3.25 percent a year earlier.

(dollars in thousands, except per share amounts)

Loan Volume/Loan Quality

Total loans increased $88,442 to $927,401 as of December 31, 2012, from $838,959 a year earlier. Management believes the loan portfolio will continue to grow during 2013 as the pipeline for new loans remains strong and the Company is focused on attracting new customers and expanding relationships with existing customers. Nonperforming loans at December 31, 2012, totaled $7,256 or 0.78 percent of total loans. At December 31, 2011, nonperforming loans totaled $10,693 or 1.27 percent of total loans. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been considered TDR due to the borrowers experiencing financial difficulties. In addition, at December 31, 2012, the Company held $8,304 of other real estate owned. The Company's Texas ratio was 11.25 percent as of December 31, 2012, compared to 16.33 percent as of December 31, 2011. The ratio for both years is significantly better than peer group averages, which were approximately 25 percent according to data in the September 2012 Bank Holding Company Performance Report. For more discussion on loan quality, see the Loan Portfolio and Summary of the Allowance for Loan Losses sections of this report.

The allowance for loan losses, which totaled $15,529 as of December 31, 2012, represented 1.67 percent of total loans and 214.0 percent of nonperforming loans at year end, compared to 2.00 percent and 156.9 percent, respectively, as of December 31, 2011. The provision for loan losses totaled $625 for 2012, up slightly from $550 for 2011.  The Company's net charge-offs as a percent of average loans were 0.22 percent for 2012 compared to 0.34 percent for 2011. The amount of loans charged off in 2012 totaled $2,584 compared to $4,764 in 2011. Recoveries in 2012 from loans previously charged off were $710, down from $1,905 in the prior year. The 2011 recoveries included one commercial recovery of $1,000 as the result of the sale of a loan which had been charged off in a prior year.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2012	2011	Change	Change %
Service charges on deposit accounts	$3,009	$3,244	$(235)	(7.24)%
Debit card usage fees	1,586	1,453	133	9.15%
Trust services	817	792	25	3.16%
Gains and fees on sales of residential mortgages	3,104	1,454	1,650	113.48%
Increase in cash value of bank-owned life insurance	737	884	(147)	(16.63)%
Gain from bank-owned life insurance	841	637	204	32.03%
Investment securities impairment losses	(203)	(99)	(104)	(105.05)%
Realized investment securities gains, net	246	—	246	N/A
Other income:
Wire transfer fees	138	160	(22)	(13.75)%
Gain from sales of other assets	—	112	(112)	(100.00)%
All other income	719	724	(5)	(0.69)%
Total other income	857	996	(139)	(13.96)%
Total noninterest income	$10,994	$9,361	$1,633	17.44%
The decline in service charges on deposit accounts was primarily caused by lower overdraft and return item charges.

Debit card usage fees continued to show positive growth in 2012 as customers continued to move away from traditional check writing. We believe these fees may decline in the future due to the Dodd-Frank Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than ten billion dollars in assets, are exempt from the cap, industry groups believe the price controls will have a negative impact on community banks over time.

(dollars in thousands, except per share amounts)

The volume of originations of residential mortgages sold into the secondary market during 2012 increased to $129,322 from $69,952 in 2011, resulting in a 113 percent growth in revenue. The low interest rate environment continues to fuel the growth along with an improved level of home sales in the Company's market areas. Also contributing to the growth in volume was the addition of origination staff in the Des Moines market in each of the last three quarters of 2012. The Company plans to continue to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Approximately 65 percent of originations during 2012 involved homeowners refinancing current mortgages in an effort to lock in low interest rates. The Company believes 2013 secondary market loan revenues will remain strong due to the historically low interest rates, although the level of refinancings may be lower as the number of homeowners still seeking a lower rate may decline significantly.

The lower increase in cash value of bank-owned life insurance is due to lower crediting rates within the policies due to the low interest rate environment. Gain from bank-owned life insurance occurred due to the deaths of a bank officer in each of 2012 and 2011.

As of December 31, 2012, the Company held one pooled TPS it considered to have OTTI. As a result of quarterly evaluations of this security, impairment losses of $203 and $99 were recognized during the years ended December 31, 2012 and 2011, respectively. The Company took advantage of an opportunity to sell two collateralized mortgage obligations in the second quarter of 2012 at a gain and was able to replace them with similar bonds with comparable yields, thus resulting in net gains of $246 for 2012. There were no sales of investment securities during 2011.

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

	Years ended December 31
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$14,532	$13,194	$1,338	10.14%
Occupancy	3,519	3,342	177	5.30%
Data processing	2,070	1,921	149	7.76%
FDIC insurance expense	672	1,298	(626)	(48.23)%
Other real estate owned expense	1,491	2,883	(1,392)	(48.28)%
Professional fees	1,064	878	186	21.18%
Consulting fees	582	282	300	106.38%
Miscellaneous losses	195	455	(260)	(57.14)%
Other expenses:
Marketing	268	311	(43)	(13.83)%
Business development	410	331	79	23.87%
Director fees	448	390	58	14.87%
Insurance expense	341	351	(10)	(2.85)%
Bank service charges and fees	505	488	17	3.48%
Deposit operations expense	81	214	(133)	(62.15)%
Contributions	380	300	80	26.67%
Loss on disposal of fixed assets	125	12	113	941.67%
All other	2,109	2,223	(114)	(5.13)%
Total other	4,667	4,620	47	1.02%
Total noninterest expense	$28,792	$28,873	$(81)	(0.28)%

The increase in salaries and employee benefits consisted of normal salary increases plus salaries for employees added in the past year ($734), higher bonus accruals ($160), higher secondary market real estate origination commissions ($308), and higher benefit costs ($247). The benefit cost increases were primarily for payroll taxes ($60), health insurance ($91), and 401(k) plan contributions ($89). The 401(k) increase was primarily due to an increase in the Company matching contribution which became effective January 1, 2012.

(dollars in thousands, except per share amounts)

Occupancy expense increased due to higher depreciation expense on purchases of equipment and rental expense as additional space was leased. Data processing expense increased in 2012 due to fees related to a new commercial loan management software program and enhancements to deposit systems. Management expects data processing expense to be lower in 2013, based on comparable transaction volumes, as a result of renegotiating the contract with the Company's core processor.

There were two reasons for the decline in FDIC insurance expense compared to 2011. The first was the April 1, 2011, change in the assessment base from total average deposits to total average assets less tangible capital. The second was an upgrade in West Bank's regulatory risk classification on June 3, 2011. The level of expense in 2013 is expected to hold steady when compared to 2012, unless total assets increase significantly.

Other real estate owned expense for the years ended December 31, 2012 and 2011, included $1,442 and $3,109, respectively, of property valuation write-downs due to updated appraisals and estimated disposal costs for several properties. The Company's practice is to obtain updated appraisals on other real estate owned at least annually.

Professional fees increased primarily due to higher legal fees related to corporate governance matters and implementation of the stockholder-approved equity incentive plan. Consulting fees increased year-over-year because the Company hired a compensation consultant to assist the Board of Directors, outsourced the loan review function, hired a consultant to implement and test a new commercial loan management software program, hired a human resources consultant to improve the salary administration process, and hired a consultant to review and assist with the negotiation of the previously mentioned renewal of the Company's primary data processing contract with our core systems processor. Consulting fees are expected to be somewhat lower in 2013 as the human resources and data processing contract renewal projects have been completed.

Miscellaneous losses declined year-over-year as estimated potential losses for the Mortgage Partnership Finance program through the FHLB declined $228. Business development costs increased as a result of efforts to acquire new customers. The increase in director fees in 2012 was due in part to recognition of stock-based compensation costs for RSUs granted to directors. Deposit operations expense declined as a result of changes made to demand deposit account products. Contribution expense increased as higher amounts were donated to the West Bancorporation Foundation.

Loss on disposal of fixed assets included the second quarter 2012 write-off of design costs not used in the final plans related to the construction of a new leased replacement office.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future. Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting. The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, gain from bank-owned life insurance, disallowed interest expense, and state income taxes. For both years, the effective tax rate was also impacted by West Bank's 2007 investment in a qualified community development entity (ICD IV, LLC), which generated a federal new market tax credit. The credit, which totals $2,730, is being recognized over a seven-year period. The effective rate of income tax expense as a percent of income before income taxes from continuing operations was an expense of 29.7 percent and 28.5 percent, respectively, for 2012 and 2011.  The federal income tax expense was approximately $5,677 and $5,071 for 2012 and 2011, respectively, while state income tax expense was approximately $1,087 and $1,001, respectively. The Company has recorded a valuation allowance against the tax effect of state net operating losses, federal and state capital loss carryforwards, and investment security impairments as management believes it is more likely than not that such carryforwards will expire without being utilized.

RESULTS OF OPERATIONS - 2011 COMPARED TO 2010

OVERVIEW

Total net income available to common stockholders for the year ended December 31, 2011, was $12,881 compared to $11,099 for the year ended December 31, 2010. Basic and diluted earnings per common share were $0.74 and $0.64 for the same periods, respectively. The Company's 2011 ROE was 11.27 percent compared to 9.49 percent in 2010. The ROA was 1.18 percent compared to 0.86 percent for the prior year.

Net income was $15,268 for 2011 compared to $13,383 for 2010. The improvement in net income in 2011 compared to 2010 was due to a $5,500 decline in the provision for loan losses. The provision declined due to the combination of lower outstanding loan balances, improving net charge-off experience, and improved credit quality.

(dollars in thousands, except per share amounts)

Noninterest income declined by $1,026 compared to 2010. Noninterest income for 2010 included $1,314 of service fees paid to West Bank by SmartyPig, LLC. This fee was discontinued in the third quarter of 2010 after the SmartyPig® savings deposits were transferred to a larger financial institution, therefore no such fees were included in noninterest income for 2011.

Noninterest expense increased by $1,129 over 2010 primarily due to higher salaries and benefit costs and other real estate owned expenses. These increases were partially offset by a substantial reduction in FDIC insurance expense.

For the year ended December 31, 2011, the Company's efficiency ratio increased slightly to 49.27 percent from the prior year's ratio of 47.28 percent.

Net Interest Income

Net interest income declined $718 to $41,402 for 2011 as the impact of a 17.2 percent decline in average earning assets exceeded the savings from lower rates paid on deposits and borrowings. The net interest margin improved to 3.58 percent from 3.04 percent in 2010. The average yield on earning assets increased 23 basis points primarily due to the $104,975 reduction in average federal funds sold and other short-term investments, while the average rate paid on interest-bearing liabilities declined 29 basis points. The net interest spread improved to 3.25 percent from 2.73 percent a year earlier.

Loan Volume/Loan Quality

Total loans declined $49,690 to $838,959 as of December 31, 2011, from $888,649 a year earlier. Following growth during the second and third quarters of 2011, loans outstanding declined approximately $27,700 during the fourth quarter. This was attributable to the unexpected payoff of three large commercial loans. Nonperforming loans at December 31, 2011, totaled $10,693 or 1.27 percent of total loans compare to $12,930 or 1.46 percent of total loans at December 31, 2010. In addition, at December 31, 2011, the Company held $10,967 of other real estate owned. The Company's Texas ratio was 16.33 percent as of December 31, 2011, compared to 25.76 percent as of December 31, 2010.

The allowance for loan losses, which totaled $16,778 as of December 31, 2011, represented 2.00 percent of total loans and 156.9 percent of nonperforming loans at year end, compared to 2.15 percent and 147.6 percent as of December 31, 2010. The provision for loan losses totaled $550 for 2011, down from $6,050 for 2010. The Company's net charge-offs as a percent of average loans were 0.34 percent for 2011 compared to 0.63 percent for 2010. The amount of loans charged off in 2011 totaled $4,764 compared to $6,918 in 2010. Recoveries in 2011 from loans previously charged off were $1,905, up from $829 in the prior year. The 2011 recoveries included one previously mentioned commercial recovery of $1,000 as the result of the sale of a loan which had been charged off in a prior year.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2011	2010	Change	Change %
Service charges on deposit accounts	$3,244	$3,361	$(117)	(3.48)%
Debit card usage fees	1,453	1,329	124	9.33%
Service fee from SmartyPig, LLC	—	1,314	(1,314)	(100.00)%
Trust services	792	818	(26)	(3.18)%
Gains and fees on sales of residential mortgages	1,454	1,533	(79)	(5.15)%
Increase in cash value of bank-owned life insurance	884	869	15	1.73%
Gain from bank-owned life insurance	637	422	215	50.95%
Investment securities impairment losses	(99)	(305)	206	67.54%
Realized investment securities gains, net	—	40	(40)	(100.00)%
Other income:
Letter of credit fees	78	117	(39)	(33.33)%
Gain from sales of other assets	112	42	70	166.67%
All other income	806	847	(41)	(4.84)%
Total other income	996	1,006	(10)	(0.99)%
Total noninterest income	$9,361	$10,387	$(1,026)	(9.88)%
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

The volume of originations of residential mortgages sold into the secondary market during 2011 declined approximately 8.6 percent compared to 2010, while revenue declined by only 5.2 percent. The volume of originations was strong in the third and fourth quarter as the volume of refinancing picked up due to residential mortgage interest rates declining to then historic low levels.

Gain from bank-owned life insurance occurred due to the deaths of a bank officer in 2011 and a retiree in 2010.

During 2011 and 2010, the Company recognized securities impairment losses totaling $99 and $117, respectively, through earnings as a result of the quarterly valuations performed on one pooled TPS held by the Company. During 2010, West Bank securities impairment losses also included a $188 OTTI on one single-issuer TPS issued by Old Second Bancorp, Inc. (Old Second) in the second quarter. Upon the withdrawal of an exchange offer for Old Second, management decided to eliminate the potential for a total loss on this security and sold it for a loss of $304 during the third quarter of 2010. Offsetting this realized loss were gains on sales of municipal and other securities with total net gains of $40 recognized for the year. There were no sales of investment securities during 2011.

Letter of credit fees declined compared to the prior year due to a lower demand for this service. Gains from sales of other assets in 2011 included a gain on sale of a foreclosed asset in the first quarter and the sale of an interest in a partnership in the third quarter.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2011	2010	Change	Change %
Salaries and employee benefits	$13,194	$10,996	$2,198	19.99%
Occupancy	3,342	3,207	135	4.21%
Data processing	1,921	1,815	106	5.84%
FDIC insurance expense	1,298	3,082	(1,784)	(57.88)%
Other real estate owned expense	2,883	1,716	1,167	68.01%
Professional fees	878	959	(81)	(8.45)%
Consulting fees	282	235	47	20.00%
Miscellaneous losses	455	1,330	(875)	(65.79)%
Other expenses:
Marketing	311	424	(113)	(26.65)%
Business development	331	253	78	30.83%
Director fees	390	355	35	9.86%
Insurance expense	351	382	(31)	(8.12)%
Bank service charges and investment advisory fees	488	551	(63)	(11.43)%
Deposit operations expense	214	336	(122)	(36.31)%
Supplies	304	250	54	21.60%
Loan related expense	203	153	50	32.68%
Contributions	300	150	150	100.00%
All other	1,728	1,550	178	11.48%
Total other	4,620	4,404	216	4.90%
Total noninterest expense	$28,873	$27,744	$1,129	4.07%

The increase in salaries and employee benefits consisted of salary and payroll taxes for new staff members (approximately 20 additional positions), normal annual salary adjustments, higher bonus accruals ($573), and higher benefit costs ($480). The benefit cost increases were primarily for health insurance and 401(k) plan contributions. A salary freeze was in effect in the first half of 2010 and an average salary increase of 1.5 percent was awarded during the 2010 third quarter.

FDIC insurance expense for 2011 declined compared to 2010 for three reasons. Those reasons were the April 1, 2011, change in the assessment base, the upgrade in West Bank's regulatory risk classification, and the elimination of separate fees for the FDIC's Transaction Account Guarantee Program.

Other real estate owned expense increased primarily as a result of property write-downs totaling $3,109 in 2011 compared to $1,621 in 2010. Included in the 2011 amount was one write-down of $1,360 on one particular holding. The write-down represented a 30 percent reduction in carrying value compared to the previous appraisal.

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

Marketing expense for 2011 compared to 2010 declined due to reduced advertising. Business development costs increased as a result of additional efforts to retain existing customers and acquire new ones. Deposit operations expense declined significantly as costs associated with the SmartyPig® savings program were eliminated. Contributions expense increased as a portion of the bank-owned life insurance proceeds were donated to the West Bancorporation Foundation.

(dollars in thousands, except per share amounts)

Income Taxes

For 2011 and 2010, the effective tax rate was impacted by the previously mentioned federal new market tax credit. The effective rate of income tax expense as a percent of income before income taxes was an expense of 28.5 percent for both 2011 and 2010. The federal income tax expense was approximately $5,071 and $4,599 for 2011 and 2010, respectively, while state income tax expense was approximately $1,001 and $731, respectively.

(dollars in thousands, except per share amounts)

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

	2012			2011			2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$257,279	$12,625	4.91%	$266,539	$13,360	5.01%	$336,979	$16,758	4.97%
Real estate (3)	594,329	31,945	5.37%	576,974	33,666	5.83%	614,585	36,733	5.98%
Consumer and other loans	6,252	290	4.64%	7,320	379	5.18%	10,413	521	5.00%
Total loans	857,860	44,860	5.23%	850,833	47,405	5.57%	961,977	54,012	5.61%
Investment securities:
Taxable	262,982	4,240	1.61%	211,687	4,193	1.98%	228,666	4,330	1.89%
Tax-exempt (3)	54,633	2,931	5.36%	54,344	3,372	6.20%	72,458	4,534	6.26%
Total investment securities	317,615	7,171	2.26%	266,031	7,565	2.84%	301,124	8,864	2.94%
Federal funds sold and other
short-term investments	74,458	191	0.26%	91,634	234	0.26%	196,609	541	0.28%
Total interest-earning assets (3)	1,249,933	52,222	4.18%	1,208,498	55,204	4.57%	1,459,710	63,417	4.34%
Noninterest-earning assets:
Cash and due from banks	33,336			37,037			34,518
Premises and equipment, net	5,699			5,118			5,257
Other, less allowance for
loan losses	37,440			44,660			58,976
Total noninterest-earning assets	76,475			86,815			98,751
Total assets	$1,326,408			$1,295,313			$1,558,461

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand, and money markets	$544,410	1,991	0.37%	$469,557	2,857	0.61%	$568,043	6,168	1.09%
Time deposits	167,353	2,544	1.52%	239,624	4,084	1.70%	421,015	7,049	1.67%
Total deposits	711,763	4,535	0.64%	709,181	6,941	0.98%	989,058	13,217	1.34%
Other borrowed funds	193,288	4,929	2.55%	191,019	4,976	2.60%	191,098	5,806	3.04%
Total interest-bearing liabilities	905,051	9,464	1.05%	900,200	11,917	1.32%	1,180,156	19,023	1.61%
Noninterest-bearing liabilities:
Demand deposits	283,931			252,307			229,939
Other liabilities	7,631			7,286			7,287
Stockholders' equity	129,795			135,520			141,079
Total liabilities and
stockholders' equity	$1,326,408			$1,295,313			$1,558,461

Net interest income/net interest spread (3)		$42,758	3.13%		$43,287	3.25%		$44,394	2.73%
Net interest margin (3)			3.42%			3.58%			3.04%

(1)	Average loan balances include nonaccrual loans and loans held for sale. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investments and loans.

(dollars in thousands, except per share amounts)

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

For the years ended December 31, 2012, 2011, and 2010, the Company's net interest margin on a tax-equivalent basis was 3.42, 3.58, and 3.04 percent, respectively.  The reduction in the net interest margin in 2012 was primarily due to continued downward pressure on market rates. Tax-equivalent net interest income for 2012 declined $529 as interest income on interest-earning assets declined more than interest expense on interest-bearing liabilities, despite an increase in average earning assets. Management believes the net interest margin will remain under pressure if interest rates stay at these historically low levels as expected. Two management actions will assist in maintaining the net interest margin. The first was the modification of $80,000 of the Company's FHLB advances in December 2012. The FHLB advances were refinanced as variable rate borrowings tied to three-month LIBOR. The overall interest rate effective on December 31, 2012, on the FHLB advances was 2.58 percent including amortization of prepayment fees, compared to 3.89 percent as of December 31, 2011. To prevent a negative impact to interest expense in the long-term, the Company entered into forward-starting interest rate swaps that in effect convert the payment streams to fixed rate beginning in 2014 and 2015. The second strategy was the decision to invest approximately $100,000 of federal funds sold in investment securities in the first quarter of 2013. Approximately $42,000 of those funds had been invested by mid-February 2013.

(dollars in thousands, except per share amounts)

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

	2012 Compared to 2011			2011 Compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(458)	$(277)	$(735)	$(3,530)	$132	$(3,398)
Real estate (2)	991	(2,712)	(1,721)	(2,210)	(857)	(3,067)
Consumer and other loans	(52)	(37)	(89)	(160)	18	(142)
Total loans (including fees)	481	(3,026)	(2,545)	(5,900)	(707)	(6,607)
Investment securities:
Taxable	909	(862)	47	(331)	194	(137)
Tax-exempt (2)	18	(459)	(441)	(1,124)	(38)	(1,162)
Total investment securities	927	(1,321)	(394)	(1,455)	156	(1,299)
Federal funds sold and other
short-term investments	(44)	1	(43)	(271)	(36)	(307)
Total interest income (2)	1,364	(4,346)	(2,982)	(7,626)	(587)	(8,213)
Interest Expense
Deposits:
Savings, interest-bearing
demand, and money markets	404	(1,270)	(866)	(936)	(2,375)	(3,311)
Time deposits	(1,134)	(406)	(1,540)	(3,089)	124	(2,965)
Total deposits	(730)	(1,676)	(2,406)	(4,025)	(2,251)	(6,276)
Other borrowed funds	59	(106)	(47)	(2)	(828)	(830)
Total interest expense	(671)	(1,782)	(2,453)	(4,027)	(3,079)	(7,106)
Net interest income (2)	$2,035	$(2,564)	$(529)	$(3,599)	$2,492	$(1,107)

(1)	Balances of nonaccrual loans have been included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investments and loans.

Tax-equivalent interest income and fees on loans declined $2,545 for the year ended December 31, 2012, compared to 2011, while the average volume increased slightly as West Bank lenders focused on expanding existing customer relationships and developing new relationships.  The average yield on loans declined 34 basis points for 2012 compared to 2011.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of investment securities in 2012 was $51,584 higher than in 2011, while the yield declined 58 basis points.  The decline was caused by lower available yields in the market for purchases and to a lesser extent the calls of higher yielding municipal securities as municipalities refinanced debt to lower their interest expense.

The average balance of federal funds sold and other short-term investments declined $17,176 during 2012. As mentioned earlier, in 2013 the Company intends to further decrease the average balance of federal funds sold to lower levels while maintaining appropriate levels of liquidity.

The 2012 average rate paid on deposits declined to 0.64 percent from 0.98 percent for 2011.  The combination of lower market rates and a decline in average time deposit balances caused interest expense on deposits to decline by $2,406. The Company lowered interest rates on certain deposit products during the first and third quarters in response to the continued low interest rate environment. The average balance of time deposits declined $72,271 compared to 2011 as the Company allowed wholesale deposits to mature without renewal and fewer retail customers have been willing to lock in low interest rates for an extended period of time.

(dollars in thousands, except per share amounts)

The average rate paid on other borrowings declined 5 basis points to 2.55 percent, primarily due to a rate reduction on securities sold under agreements to repurchase. The rate on the Company's subordinated notes related to the trust preferred securities is variable with the rate tied to the three-month LIBOR. The average rate for 2012 for subordinated notes was 3.64 percent compared to 3.47 percent for 2011. The rate paid on this debt adjusts quarterly at 305 basis points over the three-month LIBOR and is expected to remain at or near the current rate in 2013. As mentioned above, $80,000 of FHLB advances were modified in December 2012 and the modification is expected to result in significantly lower interest expense in 2013, assuming the three-month LIBOR rate does not increase materially.

INVESTMENT PORTFOLIO

The following table sets forth the composition of the Company's securities available for sale as of the dates indicated.

	As of December 31
	2012	2011	2010
U.S. government agencies and corporations	$13,034	$13,003	$47,798
State and political subdivisions	56,761	52,517	59,137
Collateralized mortgage obligations	173,594	175,498	122,617
Mortgage-backed securities	38,424	35,636	18,603
Trust preferred securities	2,095	2,011	1,976
Corporate notes and other investments	8,406	4,480	6,195
Total	$292,314	$283,145	$256,326

The investments presented in the following table are at fair value and reported by contractual maturity as of December 31, 2012.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities within the portfolio have monthly paydowns.

Investments as of December 31, 2012	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$—	$13,034	$—	$—	$13,034
State and political subdivisions	767	3,986	19,679	32,329	56,761
Collateralized mortgage obligations	—	—	5,260	168,334	173,594
Mortgage-backed securities	—	1,968	8,345	28,111	38,424
Trust preferred securities (2)	—	—	—	2,095	2,095
Corporate notes and other investments	—	6,116	802	1,488	8,406
Total	$767	$25,104	$34,086	$232,357	$292,314

Weighted average yield:
U.S. government agencies and corporations	—	1.71%	—	—
State and political subdivisions (1)	5.51%	5.11%	4.64%	5.54%
Collateralized mortgage obligations	—	—	2.72%	2.15%
Mortgage-backed securities	—	3.96%	3.66%	2.21%
Trust preferred securities (2)	—	—	—	0.78%
Corporate notes and other investments	—	2.01%	2.39%	5.32%
Total	5.51%	2.49%	4.09%	2.59%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investments.

(2)	One TPS, with a fair value of $1,334, has OTTI and is on nonaccrual status.

(dollars in thousands, except per share amounts)

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values by selecting a sample of securities from each category of investment securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and we concluded the fair values were consistent with GAAP and securities were properly classified in the fair value hierarchy.

As of December 31, 2012, existing gross unrealized losses of $1,156 are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not reduced estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. As discussed below, the remaining $2,837 of the total unrealized losses relate to one pooled TPS, which is considered to have OTTI.

As of December 31, 2012, all of the Company's state and political subdivisions investments were with Iowa communities, and all were considered to have acceptable credit risks. During the first quarter of 2013, the Company purchased securities originated by municipalities in states other than Iowa due to their somewhat higher yields compared to Iowa municipalities with similar credit risks. It is anticipated that more of the future investments in municipal securities will be from states other than Iowa. Collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Association (FNMA) and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or GNMA. The debt obligations were all within the credit ratings acceptable under West Bank's investment policy.

As of December 31, 2012, the Company held a pooled TPS, ALESCO Preferred Funding X, Ltd., with an unrealized loss of $2,837, that has OTTI and has been placed on nonaccrual status. As of December 31, 2012, the unrealized loss of $2,837 was reflected in accumulated other comprehensive income, net of taxes of $1,078. The accrual of interest on an investment security is discontinued when a security is deemed to have OTTI. The Company engaged an independent consulting firm to assist management with the valuation of this security. Based on that valuation, management determined the security had an estimated fair value of $1,334 at December 31, 2012. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows in question. Details on the methodology for determining fair value for this security is more fully discussed in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

Based on the valuation work performed for this security, credit losses of $203, $99, and $117 were recognized for the years ended December 31, 2012, 2011, and 2010, respectively. The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

At December 31, 2012, the most significant risk of a future impairment charge relates to the Company's investment in the TPS discussed above. As previously mentioned, management has concluded that only the pooled TPS has OTTI. Any potential future loss that would be considered a credit loss or an increase in the amount of the unrealized loss attributed to credit would negatively impact net income and regulatory capital; however, as previously noted, the fair market value adjustment at December 31, 2012, has already been recorded against equity.

As of December 31, 2012, the Company did not have securities from a single issuer, except for the United States government or its agencies that exceeded 10 percent of consolidated stockholders' equity.

(dollars in thousands, except per share amounts)

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2012	2011	2010	2009	2008
Commercial	$282,124	$255,702	$310,376	$356,885	$391,926
Real estate:
Construction, land, and land development	121,911	101,607	116,601	148,505	152,704
1-4 family residential first mortgages	49,280	63,218	51,760	64,288	67,630
Home equity	25,536	26,423	26,111	30,110	35,504
Commercial	441,857	386,137	372,404	413,063	441,444
Consumer and other loans	7,099	6,155	11,514	8,163	11,884
Total loans	927,807	839,242	888,766	1,021,014	1,101,092
Deferred loan fees, net	406	283	117	304	357
Total loans, net of deferred fees	$927,401	$838,959	$888,649	$1,020,710	$1,100,735

As of December 31, 2012, total loans were approximately 82 percent of total deposits and 64 percent of total assets.  As of December 31, 2012, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were no non-U.S. loans outstanding during the years presented.

Loans outstanding increased approximately 10.5 percent compared to the end of 2011. The majority of the growth was in the commercial and commercial real estate segments. The loan pipeline as of the first quarter of 2013 is strong, and management believes the Company is well-positioned to continue to grow its loan portfolio.

For a description of the loan segments, see Note 3 in Item 8 of this filing. The interest rates charged on loans vary with the degree of risk, the amount of the loan, and the maturity of the loan.  Competitive pressures, market interest rates, the availability of funds, and government regulation further influence the rate charged on a loan.

The Company follows a loan policy that has been approved by West Bank's Board of Directors.  The loan policy is reviewed at least annually and is updated as considered necessary.  The policy establishes lending limits, review criteria, and other guidelines, such as for loan administration and the allowance for loan losses.  Loans are approved by West Bank's Board of Directors and/or designated officers in accordance with the applicable guidelines and underwriting policies.  Loans to any one borrower are limited by state banking laws.  Loan officer lending authorities vary according to the individual loan officer's experience and expertise.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company's loan portfolio are as shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2012	Within one year	After one but within five years	After five years	Total
Commercial	$128,106	$142,474	$11,544	$282,124
Real estate:
Construction, land, and land development	60,344	36,281	25,286	121,911
1-4 family residential first mortgages	15,169	32,800	1,311	49,280
Home equity	3,412	16,711	5,413	25,536
Commercial	41,747	268,372	131,738	441,857
Consumer and other loans	4,488	2,371	240	7,099
Total loans	$253,266	$499,009	$175,532	$927,807

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$409,575	$135,445
Variable rates		89,434	40,087
		$499,009	$175,532
Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those items.

	Years Ended December 31
	2012	2011	2010	2009	2008
Nonaccrual loans	$6,400	$8,572	$7,945	$12,350	$21,367
Loans past due 90 days and still accruing interest	—	—	198	1,150	92
Troubled debt restructured loans (1)	856	2,121	4,787	12,817	7,376
Total nonperforming loans	7,256	10,693	12,930	26,317	28,835
Other real estate owned	8,304	10,967	19,193	25,350	4,352
Nonaccrual investment securities	1,334	1,245	1,339	1,282	2,575
Total nonperforming assets	$16,894	$22,905	$33,462	$52,949	$35,762

Nonperforming loans to total loans	0.78%	1.27%	1.46%	2.58%	2.62%
Nonperforming assets to total assets	1.17%	1.80%	2.56%	3.36%	2.30%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of December 31, 2012, there was one TDR loan for $810 that was in the nonaccrual category.

(dollars in thousands, except per share amounts)

The following tables set forth the annual activity within each category of nonperforming loans and assets for the years ended December 31, 2012 and 2011.

	Year ended December 31, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual lnvestment Securities	Total Nonperforming Assets
Balance at beginning of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Increase in fair market value	—	—	—	—	—	292	292
Additions	2,415	130	207	2,752	318	—	3,070
Transfers:
Past due to troubled debt	—	(574)	574	—	—	—	—
Troubled debt to nonaccrual	894	—	(894)	—	—	—	—
Troubled debt to past due	—	480	(480)	—	—	—	—
Nonaccrual to OREO	(553)	—	—	(553)	553	—	—
Upgrade in classification	(417)	—	—	(417)	—	—	(417)
Sales	—	—	—	—	(2,039)	—	(2,039)
Subsequent write-downs/
impairments	(1,457)	(36)	(606)	(2,099)	(1,495)	(203)	(3,797)
Payments	(3,054)	—	(66)	(3,120)	—	—	(3,120)
Balance at end of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894

	Year ended December 31, 2011
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$7,945	$198	$4,787	$12,930	$19,193	$1,339	$33,462
Increase in fair market value	—	—	—	—	—	5	5
Additions	7,380	2,396	390	10,166	713	—	10,879
Transfers:
Past due to nonaccrual	238	(238)	—	—	—	—	—
Past due to troubled debt	—	(856)	856	—	—	—	—
Troubled debt to nonaccrual	114	—	(114)	—	—	—	—
Nonaccrual to troubled debt	(171)	—	171	—	—	—	—
Nonaccrual to OREO	(1,049)	—	—	(1,049)	1,049	—	—
Upgrade in classification	(463)	(555)	(3,642)	(4,660)	—	—	(4,660)
Sales	—	—	—	—	(6,476)	—	(6,476)
Subsequent write-downs/
impairments	(3,361)	(98)	—	(3,459)	(3,512)	(99)	(7,070)
Payments	(2,061)	(847)	(327)	(3,235)	—	—	(3,235)
Balance at end of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Total nonperforming assets have declined 26.2 percent since the end of 2011. Management continues to devote resources to improving asset quality and reducing nonperforming assets.

(dollars in thousands, except per share amounts)

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2012, 2011, and 2010, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $513, $450, and $664, respectively. A loan may be removed from nonaccrual status when payments have resumed and it is reasonable to expect continued payment performance. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

A loan may be considered a TDR loan when the interest rate is reduced below that of a new loan with comparable risk or the term is extended beyond the original maturity date and the borrower is considered to be experiencing financial difficulties.  The payment history of the borrower, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial statements and tax returns are obtained and analyzed. A current assessment of collateral is performed. The approval process for TDR loans is the same as that for new loans. The TDR loans with extended terms are accounted for as impaired until ongoing performance is established.  Any TDR loan with an interest rate concession remains in TDR status until paid off. Interest income on TDR loans is recognized pursuant to the revised terms of the loan agreement.  A TDR loan may be reported in the nonaccrual category if it is not performing in accordance with its revised terms.

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral. The average balance of all impaired loans during 2012 was approximately $22,965.  Interest income recognized on impaired loans in 2012, 2011, and 2010 was approximately $889, $1,046, and $1,467, respectively.

As of December 31, 2012, West Bank had identified approximately $10,301 in loans to four commercial real estate customers and $109 in loans to one commercial customer as potential problem loans. None of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each of them.

The composition of other real estate owned as of December 31, 2012 and 2011, is shown in the following table.

	2012	2011
Construction, land development, and other land	$7,967	$9,602
1-4 family residential properties	223	145
Multifamily	—	270
Commercial properties	114	950
	$8,304	$10,967
The Company is actively marketing the assets included in the previous table.  There has been increased interest from potential buyers, but demand for commercial real estate and development land remains relatively low, and we believe potential buyers are searching for bargains. Valuations of other real estate owned are performed by management at least annually and sometimes more frequently, so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  The construction and land development category includes four properties in the Des Moines metropolitan area, one property in the Iowa City market, one property in Missouri, and one property in Arkansas.  The 1-4 family properties consist of one home in the Des Moines area and one in the Iowa City market. The commercial property consists of one commercial facility in the Des Moines area.

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

(dollars in thousands, except per share amounts)

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2012	2011	2010	2009	2008
Balance at beginning of period	$16,778	$19,087	$19,126	$15,441	$8,935
Charge-offs:
Commercial	402	2,976	5,785	8,495	8,993
Real estate:
Construction, land, and land development	1,508	2	209	2,859	952
1-4 family residential first mortgages	301	946	371	1,087	38
Home equity	343	97	266	598	92
Commercial	5	722	53	3,551	36
Consumer and other loans	25	21	234	4,790	259
	2,584	4,764	6,918	21,380	10,370
Recoveries:
Commercial	354	1,809	716	493	236
Real estate:
Construction, land, and land development	—	2	10	20	—
1-4 family residential first mortgages	98	42	33	8	22
Home equity	22	29	16	11	—
Commercial	206	1	10	—	—
Consumer and other loans	30	22	44	33	18
	710	1,905	829	565	276
Net charge-offs	1,874	2,859	6,089	20,815	10,094
Provision for loan losses charged to operations	625	550	6,050	24,500	16,600
Balance at end of period	$15,529	$16,778	$19,087	$19,126	$15,441
Average loans outstanding	$854,860	$849,115	$960,227	$1,098,520	$1,053,188
Ratio of net charge-offs during the period
to average loans outstanding	0.22%	0.34%	0.63%	1.89%	0.96%
Ratio of allowance for loan losses to
average loans outstanding	1.82%	1.98%	1.99%	1.74%	1.47%

(dollars in thousands, except per share amounts)

According to the September 2012 Bank Holding Company Performance Report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, the percentage of net charge-offs to average loans for all banks with total assets between $1 billion and $3 billion was 0.58 percent for the first nine months of 2012. As shown above, the Company's net charge-off ratio was 0.22 percent, considerably below the peer group average for the first three quarters of 2012 as gross charge-offs declined 46 percent compared to 2011.

The $1,508 of charge-offs in the construction, land, and land development segment during 2012 related to two customers.

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately-owned Iowa business entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, as in 2008 and 2009, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.  Although management believes that the real estate markets in which West Bank makes loans are not as depressed as in some other parts of the country, real estate-related credit risks continue to be somewhat higher than normal in our markets.

Nonperforming assets continued to decline in 2012. We are experiencing changes in the components of nonperforming assets as certain loans move from nonaccrual status to other real estate owned and ultimately are sold.

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	2012		2011		2010		2009		2008
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,116	30.41%	$4,409	30.47%	$7,940	34.92%	$7,988	34.95%	$9,177	35.59%
Real estate:
Construction, land,
and land development	4,616	13.14%	3,572	12.11%	3,787	13.12%	3,260	14.54%	2,310	13.87%
1-4 family residential
first mortgages	637	5.31%	1,215	7.53%	647	5.82%	649	6.30%	296	6.14%
Home equity	568	2.75%	832	3.15%	658	2.94%	654	2.95%	270	3.23%
Commercial	5,564	47.62%	6,667	46.01%	5,823	41.90%	6,438	40.46%	3,227	40.09%
Consumer and other loans	28	0.77%	83	0.73%	232	1.30%	137	0.80%	161	1.08%
	$15,529	100.00%	$16,778	100.00%	$19,087	100.00%	$19,126	100.00%	$15,441	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories, the historical net loss experience by category, which can vary over time, specific reserves for loans considered impaired, and management's assessment of economic factors that may influence potential losses in the loan portfolio.  Prior to 2010, the historical experience factor was calculated using a three-year average. That average was updated once per year at the end of each calendar year. In 2010, that calculation was modified to use a rolling 12-quarter average. It was felt that by using a rolling 12-quarter average, the most recent charge off experience is factored into the analysis sooner. The allocation of the allowance for loan losses as of December 31, 2012, includes specific reserves of $1,297 in the commercial category for four borrowers, $3,000 in the construction, land, and land development category for one borrower, $86 in the home equity category for one borrower, and $523 in the commercial real estate category for two borrowers.  Additional details on the allowance for loan losses is included in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

The Company's primary source of funds is customer deposits. Total deposits as of December 31, 2012, were $1,134,576, an increase of 18.5 percent compared to the end of 2011. The growth was primarily in noninterest-bearing demand and money market savings which increased over 36 and 26 percent, respectively, compared to December 31, 2011.

Approximately 66 percent of the total certificates of deposit issued by West Bank mature in the next year. It is anticipated that a significant portion of these certificates will be renewed, even though certificates of deposit are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. In the event a substantial volume of certificates are not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.  However, a sustained reduction in overall deposit volume would have a significant negative impact on the Company's operations and liquidity.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2012.

3 months or less	$20,015
Over 3 through 6 months	23,159
Over 6 through 12 months	26,593
Over 12 months	30,860
$100,627
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$283,931	—	$252,307	—	$229,939	—
Interest-bearing demand:
Reward Me checking	86,549	1.00%	85,931	1.85%	82,254	2.40%
Other interest-bearing demand	68,978	0.12%	60,416	0.18%	78,163	0.25%
Money market	335,544	0.29%	275,241	0.39%	253,351	0.63%
Savings:
SmartyPig® savings	—	—	—	—	113,290	2.01%
Other savings	53,339	0.12%	47,969	0.19%	40,985	0.33%
Time certificates	167,353	1.52%	239,624	1.70%	421,015	1.67%
	$995,694		$961,488		$1,218,997
Interest rates on all interest-bearing deposits are expected to be slightly lower in 2013 than the average rates paid in 2012 as rates trended lower throughout 2012. Currently, management is not expecting a rise in market interest rates during 2013. Interest rates on time certificates of deposit have the most room for a reduction as approximately 66 percent of the certificates outstanding at December 31, 2012, mature during 2013.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of discount, and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2012		2011		2010
	Balance	Rate	Balance	Rate	Balance	Rate
Subordinated notes	$20,619	3.53%	$20,619	3.53%	$20,619	3.45%
FHLB advances, net of discount	93,890	2.58%	105,000	3.89%	105,000	3.89%
Federal funds purchased and securities
sold under agreements to repurchase	55,596	0.15%	55,841	0.24%	52,095	0.28%
Other short-term borrowings	—	—	—	—	2,914	—
	$170,105	1.90%	$181,460	2.73%	$180,628	2.74%

The following tables set forth the average principal balance, net of discount, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Subordinated notes	$20,619	3.64%	$20,619	3.47%	$20,619	6.21%
FHLB advances, net of discount	104,665	3.88%	105,000	3.89%	108,726	3.97%
Federal funds purchased and securities
sold under agreements to repurchase	68,004	0.17%	63,290	0.27%	59,697	0.35%
Other short-term borrowings	—	—	2,110	—	2,056	—
	$193,288	2.55%	$191,019	2.60%	$191,098	3.04%

	2012	2011	2010
Maximum amount outstanding during
the year:
Subordinated notes	$20,619	$20,619	$20,619
FHLB advances	105,000	105,000	125,000
Federal funds purchased and securities
sold under agreements to repurchase	102,057	88,592	91,431
Other short-term borrowings	—	3,771	3,544

During December 2012, $80,000 of the FHLB advances were modified and converted to variable-rate advances tied to the three- month LIBOR. At the same time forward-starting interest rate swaps were put in place to limit the Company's exposure to interest rate increases with various effective dates from December 2014 through December 2015. The remaining $25,000 FHLB advance is callable on a quarterly basis. The FHLB advances have maturity dates of 2018 through 2020. The fluctuation in the balances of federal funds purchased and securities sold under agreements to repurchase is dependent upon the loan demand and investment strategy of downstream correspondent banks for federal funds purchased and customer cash flows for securities sold under agreements to repurchase. Other short-term borrowings as of December 31, 2010, consisted of participation in the Federal Reserve's Treasury, Tax, and Loan Option Notes program. That program permanently ended on December 30, 2011.

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

(dollars in thousands, except per share amounts)

West Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management of the Company does not expect any significant losses as a result of these commitments. Off-balance sheet commitments are more fully discussed in Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K.

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of contractual obligations of the Company by maturity period as of December 31, 2012.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$177,840	$116,878	$45,843	$15,119	$—
Federal funds purchased and securities sold
under agreements to repurchase	55,596	55,596	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	—	—	105,000
Noncancelable operating lease commitments	23,071	1,625	3,192	3,226	15,028
Interest on interest rate swaps	9,464	—	1,024	3,787	4,653
Total	$391,590	$174,099	$50,059	$22,132	$145,300

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $171,474 at December 31, 2012, which was almost twice as much as at December 31, 2011.  The increase was caused by the significant increase in deposits in the fourth quarter of 2012. The Company plans to invest approximately $100,000 of these funds in investment securities during the first quarter of 2013.

West Bank had additional borrowing capacity available from the FHLB of approximately $69,533 at December 31, 2012.  In addition, West Bank had $57,000 in borrowing capacity available through unsecured, and $10,000 available through secured, federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of December 31, 2012.  Net cash from continuing operating activities contributed $24,289, $26,030, and $25,084 to liquidity for the years 2012, 2011, and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provide strong liquidity for the Company as of December 31, 2012.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Those requirements include a requirement for bank holding companies and their subsidiary banks to maintain total capital to risk-weighted assets of at least 8.00 percent, of which at least half must be Tier 1 capital, and a Tier 1 leverage ratio of at least 4.00 percent. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2012, the Company had a total risk-based capital ratio of 15.56 percent, a Tier 1 capital ratio of 14.31 percent, and a Tier 1 leverage ratio of 11.23 percent. As of December 31, 2012, West Bank had ratios of 14.03 percent, 12.77 percent, and 9.85 percent, respectively. As these ratios indicate, West Bank was considered well-capitalized for regulatory purposes as of December 31, 2012. During 2012, the federal bank regulatory agencies issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. During the fourth quarter of 2012, after hearing from many constituencies with concerns about the additional regulatory burdens the proposals would place on community banks and their holding companies, the implementation of these proposed rules has been indefinitely delayed.

(dollars in thousands, except per share amounts)

The Company's total stockholders' equity increased to $134,587 at December 31, 2012, from $123,451 at December 31, 2011. The increase in stockholders' equity was primarily due to 2012 net income less cash dividends paid.  Tangible common equity as a percentage of tangible assets at December 31, 2012, was 9.29 percent compared to 9.72 percent at December 31, 2011.

On March 11, 2011, the Company filed a registration statement with the SEC registering up to $30,000 for future sales of common or preferred stock. This provides a possible source of capital in the event growth opportunities present themselves.

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The Company is planning to build a new main office in the eastern Iowa market during the latter half of 2013. The construction will be funded with liquid assets.

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

There were a significant number of proposed accounting standards issued by the FASB in 2012 that could impact the Company in future years. However, there were a minimal number of new accounting standards that affected the Company for 2012. A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

INTEREST RATE RISK

Interest rate risk refers to the exposure to earnings and capital arising from changes in interest rates.  Management's objectives are to manage interest rate risk to foster consistent growth of earnings and capital.  Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations used to evaluate volatility, interest rate, spread, and volume assumptions.  This risk is quantified and compared against tolerance levels.

The Company utilizes an outside vendor to run computer software simulations to measure its exposure to potential interest rate changes.  For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies.

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

INFLATION

The primary impact of inflation on the Company's operations is increased asset yields, deposit costs, and operating overhead.  Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution's performance than they would have on nonfinancial companies.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.  The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than otherwise would be necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2012 materially changed compared to 2011.

(dollars in thousands, except per share amounts)

The following table presents the estimated change in net interest income for the coming 12 months under several scenarios of assumed interest rate changes for the rate shock levels shown:

Scenario	% Change
300 basis points rising	8.97%
200 basis points rising	5.18%
100 basis points rising	1.20%
Base	—

As of December 31, 2012, the estimated effect of an immediate 300 basis point increase in interest rates would cause the Company's net interest income to increase by approximately 8.97 percent, or $4,281 in 2012. The estimated effect of an immediate decrease in rates is not reasonably calculable due to the current historically low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short-term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short-term as the change in market rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions.  Actual values may differ from those projections set forth above.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

The following table sets forth the estimated maturity, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2012.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Federal funds sold and other short-term
investments	$111,057	$—	$—	$—	$111,057
Securities available for sale	18,598	44,818	146,933	81,965	292,314
Federal Home Loan Bank stock	11,789	—	—	—	11,789
Loans held for sale	3,363	—	—	—	3,363
Loans	318,550	108,687	447,414	52,750	927,401
Total interest-earning assets	463,357	153,505	594,347	134,715	1,345,924
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand,
and money markets	589,455	—	—	—	589,455
Time	34,654	81,206	61,980	—	177,840
Federal funds purchased and securities sold
under agreement to repurchase	55,596	—	—	—	55,596
Long-term borrowings	89,509	—	—	25,000	114,509
Total interest-bearing liabilities	769,214	81,206	61,980	25,000	937,400
Interest sensitivity gap per period	$(305,857)	$72,299	$532,367	$109,715	$408,524
Cumulative interest sensitivity gap	$(305,857)	$(233,558)	$298,809	$408,524	$408,524
Interest sensitivity gap ratio	0.60	1.89	9.59	5.39	1.44
Cumulative interest sensitivity gap ratio	0.60	0.73	1.33	1.44	1.44
As of December 31, 2012, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.73, meaning that the Company is liability sensitive over the cumulative 12-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within these time frames are savings, money market, and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2013, expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ McGladrey LLP
Des Moines, Iowa
March 6, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 6, 2013, expressed an unqualified opinion.

/s/ McGladrey LLP
Des Moines, Iowa
March 6, 2013

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

West Bancorporation, Inc. and subsidiary's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.  The independent registered public accounting firm that audited the financial statements included in the annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer

March 6, 2013

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2012 and 2011

(dollars in thousands, except per share data)	2012	2011
ASSETS
Cash and due from banks	$60,417	$35,772
Federal funds sold and other short-term investments	111,057	51,332
Cash and cash equivalents	171,474	87,104
Securities available for sale	292,314	283,145
Federal Home Loan Bank stock, at cost	11,789	11,352
Loans held for sale	3,363	4,089
Loans	927,401	838,959
Allowance for loan losses	(15,529)	(16,778)
Loans, net	911,872	822,181
Premises and equipment, net	5,609	5,396
Accrued interest receivable	3,652	4,183
Bank-owned life insurance	25,730	25,724
Other real estate owned	8,304	10,967
Deferred tax assets	6,991	8,409
Other assets	7,077	6,974
Total assets	$1,448,175	$1,269,524

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$367,281	$268,887
Interest-bearing demand	160,745	158,141
Savings	428,710	343,312
Time of $100,000 or more	100,627	98,743
Other time	77,213	88,290
Total deposits	1,134,576	957,373
Federal funds purchased and securities sold under agreements to repurchase	55,596	55,841
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	93,890	105,000
Accrued expenses and other liabilities	8,907	7,240
Total liabilities	1,313,588	1,146,073
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 50,000,000 shares; no shares issued and
outstanding at December 31, 2012 and 2011	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,403,882 shares
issued and outstanding at December 31, 2012 and 2011	3,000	3,000
Additional paid-in capital	33,805	33,687
Retained earnings	95,856	86,110
Accumulated other comprehensive income	1,926	654
Total stockholders' equity	134,587	123,451
Total liabilities and stockholders' equity	$1,448,175	$1,269,524

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2012, 2011, and 2010

(in thousands, except per share data)	2012	2011	2010
Interest income:
Loans, including fees	$44,277	$46,640	$53,215
Securities:
Taxable securities	4,240	4,193	4,330
Tax-exempt securities	1,954	2,252	3,057
Federal funds sold and other short-term investments	191	234	541
Total interest income	50,662	53,319	61,143
Interest expense:
Deposits	4,535	6,941	13,217
Federal funds purchased and securities sold under agreements to repurchase	114	174	210
Subordinated notes	751	715	1,280
Federal Home Loan Bank advances	4,064	4,087	4,316
Total interest expense	9,464	11,917	19,023
Net interest income	41,198	41,402	42,120
Provision for loan losses	625	550	6,050
Net interest income after provision for loan losses	40,573	40,852	36,070
Noninterest income:
Service charges on deposit accounts	3,009	3,244	3,361
Debit card usage fees	1,586	1,453	1,329
Service fee from SmartyPig, LLC	—	—	1,314
Trust services	817	792	818
Gains and fees on sales of residential mortgages	3,104	1,454	1,533
Increase in cash value of bank-owned life insurance	737	884	869
Gain from bank-owned life insurance	841	637	422
Investment securities impairment losses	(203)	(99)	(305)
Realized investment securities gains, net	246	—	40
Other income	857	996	1,006
Total noninterest income	10,994	9,361	10,387
Noninterest expense:
Salaries and employee benefits	14,532	13,194	10,996
Occupancy	3,519	3,342	3,207
Data processing	2,070	1,921	1,815
FDIC insurance expense	672	1,298	3,082
Other real estate owned expense	1,491	2,883	1,716
Professional fees	1,064	878	959
Consulting fees	582	282	235
Miscellaneous losses	195	455	1,330
Other expenses	4,667	4,620	4,404
Total noninterest expense	28,792	28,873	27,744
Income before income taxes	22,775	21,340	18,713
Income taxes	6,764	6,072	5,330
Net income	16,011	15,268	13,383
Preferred stock dividends and accretion of discount	—	(2,387)	(2,284)
Net income available to common stockholders	$16,011	$12,881	$11,099

Basic earnings per common share	$0.92	$0.74	$0.64
Diluted earnings per common share	$0.92	$0.74	$0.64
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2012, 2011, and 2010

(in thousands)	2012	2011	2010
Net income	$16,011	$15,268	$13,383
Other comprehensive income, before tax:
Unrealized gains (losses) on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during the period	89	(94)	15
Less: reclassification adjustment for impairment losses realized in net
income	203	99	305
Net unrealized gains on securities with other than temporary
impairment before tax expense	292	5	320
Unrealized gains on securities without other than temporary
impairment before tax:
Unrealized holding gains arising during the period	2,749	5,320	2,404
Less: reclassification adjustment for net gains realized in net
income	(246)	—	(40)
Net unrealized gains on other securities before tax expense	2,503	5,320	2,364
Unrealized loss on derivatives arising during the period before tax	(744)	—	—
Other comprehensive income before tax	2,051	5,325	2,684
Tax expense related to other comprehensive income	(779)	(2,024)	(1,020)
Other comprehensive income, net of tax	1,272	3,301	1,664
Comprehensive income	$17,283	$18,569	$15,047

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011, and 2010

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$34,024	$3,000	$34,387	$65,959	$(4,311)	$133,059
Net income	—	—	—	13,383	—	13,383
Other comprehensive income	—	—	—	—	1,664	1,664
Preferred stock discount accretion	484	—	—	(484)	—	—
Cash dividends declared, $0.05 per common share	—	—	—	(870)	—	(870)
Preferred stock dividends declared	—	—	—	(1,800)	—	(1,800)
Balance, December 31, 2010	34,508	3,000	34,387	76,188	(2,647)	145,436
Net income	—	—	—	15,268	—	15,268
Other comprehensive income	—	—	—	—	3,301	3,301
Preferred stock discount accretion	1,492	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	(36,000)
Repurchase of common stock warrant	—	—	(700)	—	—	(700)
Cash dividends declared, $0.17 per common share	—	—	—	(2,959)	—	(2,959)
Preferred stock dividends declared	—	—	—	(895)	—	(895)
Balance, December 31, 2011	—	3,000	33,687	86,110	654	123,451
Net income	—	—	—	16,011	—	16,011
Other comprehensive income	—	—	—	—	1,272	1,272
Cash dividends declared, $0.36 per common share	—	—	—	(6,265)	—	(6,265)
Stock-based compensation costs	—	—	118	—	—	118
Balance, December 31, 2012	$—	$3,000	$33,805	$95,856	$1,926	$134,587

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2012, 2011, and 2010

(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$16,011	$15,268	$13,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	625	550	6,050
Net amortization and accretion	4,303	3,142	1,714
(Gain) loss on disposition of premises and equipment	125	(8)	(2)
Investment securities gains, net	(246)	—	(40)
Investment securities impairment losses	203	99	305
Stock-based compensation	118	—	—
Gain on sale of loans	(2,614)	(1,321)	(1,447)
Proceeds from sales of loans held for sale	131,936	71,273	73,334
Originations of loans held for sale	(128,596)	(69,545)	(76,051)
Gain on sale of other real estate owned	(114)	(339)	(388)
Write-down of other real estate owned	1,442	3,109	1,621
Gain from bank-owned life insurance	(841)	(637)	(422)
Increase in value of bank-owned life insurance	(737)	(884)	(869)
Depreciation	697	612	582
Deferred income taxes	639	731	639
Change in assets and liabilities:
Decrease in accrued interest receivable	531	776	543
(Increase) decrease in other assets	(116)	3,066	5,669
Increase in accrued expenses and other liabilities	923	138	463
Net cash provided by operating activities	24,289	26,030	25,084
Cash Flows from Investing Activities:
Proceeds from sales, calls, and maturities of securities available for sale	87,606	84,726	299,728
Purchases of securities available for sale	(98,186)	(109,323)	(214,710)
Purchases of Federal Home Loan Bank stock	(2,285)	(879)	(1,385)
Proceeds from redemption of Federal Home Loan Bank stock	1,848	738	965
Net (increase) decrease in loans	(90,301)	46,101	125,541
Net proceeds from sales of other real estate owned	1,320	6,141	5,400
Proceeds from sales of premises and equipment	—	51	9
Purchases of premises and equipment	(1,035)	(981)	(368)
Proceeds of principal and earnings from bank-owned life insurance	1,573	1,192	1,296
Net cash provided by (used in) investing activities	(99,460)	27,766	216,476

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2012, 2011, and 2010

(in thousands)	2012	2011	2010
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$177,203	$(14,699)	$(274,545)
Net increase (decrease) in federal funds purchased and securities sold
under agreements to repurchase	(245)	3,746	11,753
Net increase (decrease) in other short-term borrowings	—	(2,914)	361
Proceeds from long-term borrowings	80,000	—	—
Principal payments on long-term borrowings	(80,000)	—	(20,000)
Prepayment fees on long-term borrowings	(11,152)	—	—
Common stock dividends paid	(6,265)	(2,959)	(870)
Preferred stock dividends paid	—	(1,120)	(1,800)
Redemption of preferred stock	—	(36,000)	—
Repurchase of common stock warrant	—	(700)	—
Net cash provided by (used in) financing activities	159,541	(54,646)	(285,101)
Net increase (decrease) in cash and cash equivalents	84,370	(850)	(43,541)
Cash and Cash Equivalents:
Beginning	87,104	87,954	131,495
Ending	$171,474	$87,104	$87,954

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$9,726	$12,383	$19,579
Income taxes	4,682	4,784	2,043

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$872	$1,763	$7,188
Sale of other real estate owned financed by issuance of a loan	833	674	6,655

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. and subsidiary operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is state chartered and has its main office in West Des Moines, Iowa, with seven additional branches located in the Des Moines metropolitan area, two branches located in Iowa City, Iowa, and one branch located in Coralville, Iowa.  In the spring of 2013, West Bank plans to open a loan production office in Rochester, Minnesota. In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities (TPS). As used herein, the term "Company" refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and subsidiary.

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value and other than temporary impairment (OTTI) of financial instruments, the allowance for loan losses, and the valuation of other real estate owned.

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, gains and fees on sales of residential mortgages, fees for trust services, and other miscellaneous banking related activities. This segment includes the Company, West Bank, and related elimination entries between the two, as the Company's operation is similar to that of West Bank.

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized gains (losses) of OTTI securities, and the effective portion of the change in fair value of derivative instruments.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks, federal funds sold, and short-term investments with original maturities of 90 days or less to be cash and cash equivalents.  Cash flows from loans and deposits are reported net.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected using the original yield as the discount rate and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

A loan is classified as troubled debt restructured (TDR) when the Company separately concludes that a borrower is experiencing financial difficulties and a concession is granted to the borrower that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden of the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate which is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual rather than TDR if they are not performing per the restructured terms.

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

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans in each of the Company's loan segments are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure establishing a new costs basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated financial statements.

Bank-owned life insurance:  The carrying amount of bank-owned life insurance consists of the initial premium paid, plus increases in cash value, less the carrying amount associated with any death benefit received.  Death benefits paid in excess of the applicable carrying amount are recognized as income. Increases in cash value and the portion of death benefits recognized as income are exempt from income taxes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments (which consist of interest-rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company's consolidated balance sheet as other assets or other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. As of December 31, 2012, the Company had only cash flow hedging relationships, which are derivatives to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and on a quarterly basis throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. The Company does not use derivatives for trading or speculative purposes.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, net of deferred taxes, and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. The Company assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction.

Preferred stock:  On December 23, 2008, the stockholders of the Company approved a proposal to amend the Company's Restated Articles of Incorporation to authorize 50 million shares of preferred stock.

On December 31, 2008, the Company issued 36,000 shares of perpetual cumulative senior preferred stock to the U.S. Department of the Treasury (Treasury) under the Capital Purchase Program (CPP).  The preferred stock had a par value of $0.01 per share and a liquidation preference of $1,000 per share, or $36,000.  Dividends were payable quarterly at the rate of five percent per annum computed on the basis of a 360-day year. The proceeds from the issuance of preferred stock and a common stock warrant were allocated between the two based upon the proportionate fair value of each at the time of receipt. The resulting discount on preferred stock was accreted to par using an effective yield method using a five-year life. The accretion resulted in an adjustment directly to retained earnings and reduced the income available to common stockholders.

On June 29, 2011, the Company redeemed all 36,000 shares of the outstanding preferred stock issued under the CPP with a payment to the Treasury of $36,220, consisting of $36,000 of principal and $220 of dividends. The preferred stock had a carrying value of $34,752 on the redemption date. Upon redemption, the remaining $1,248 preferred stock discount was recorded as a reduction to net income available to common stockholders.

Common stock warrants:  In connection with the CPP described above, a common stock warrant exercisable for 474,100 shares of common stock was issued to the Treasury and was exercisable on or before December 31, 2018.  The warrant entitled the Treasury to purchase 474,100 shares of common stock at $11.39 per share.  The warrant was repurchased by the Company for $700 on August 31, 2011.

Common stock:  At the Company's annual meeting of stockholders on April 26, 2012, the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders, replacing the West Bancorporation, Inc. Restricted Stock Compensation Plan. The 2012 Plan is administered by the Compensation Committee of the Board of Directors.  As of December 31, 2012, restricted stock units (RSUs) totaling 66,793 shares had been granted under the 2012 Plan.

Stock-based compensation: Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period using the fair value of the award at the time of the grant. The fair value of nonvested RSUs granted under the 2012 Plan is equal to the fair market value of the underlying common stock at the grant date. Because the RSU participant does not have dividend rights prior to vesting, the initial unamortized expense amount is the discounted value of future cash flows omitting projected dividends during the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation, since all RSUs are expected to vest and no forfeitures have occurred as of December 31, 2012.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Deferred compensation: On October 24, 2012, the the Company's Board of Directors adopted the West Bancorporation, Inc. Deferred Compensation Plan (the Plan). The Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. The Plan is effective as of January 1, 2013, and provides an opportunity for eligible participants, including directors and key officers of the Company, to voluntarily defer receipt of a portion of their respective cash compensation. The amount of compensation to be deferred by each individual participating in the Plan, if any, is determined in accordance with the Plan based on each participant's election. Additionally, the Company has the right to make discretionary contributions under the Plan on behalf of participants, though the Company has no intention at this time of making such Company contributions. Deferred compensation under the Plan is payable on a date or dates selected by each participant at the time of enrollment, subject to change in certain specified circumstances. In the event of a change in control of the Company, any amounts deferred by a participant will be distributed to the participant in a lump sum upon the change in control, and any Company contributions will be distributed in accordance with the participant's elections. As of December 31, 2012, no individuals had chosen to participate in the Plan.

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

Income taxes:  The Company files a consolidated federal income tax return.  Income tax expense is generally allocated as if the Company and its subsidiary file separate income tax returns.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, capital loss, operating loss, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some tax positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and is not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  Management does not believe the Company has any material uncertain tax positions to disclose.

Interest and penalties related to income taxes are recorded as other noninterest expense in the consolidated income statements.

Earnings per common share:  Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock treated as preferred stock dividends.  Diluted earnings per common share for past periods reflected the potential dilution that could have occurred if the Company's stock warrant issued to the Treasury was exercised prior to its redemption and the potential dilution that could occur if the Company's outstanding RSUs were vested.  The dilutive effect was computed using the treasury stock method, which assumes all outstanding warrants were exercised during the time period they were outstanding and assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.

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

In May 2011, the FASB issued amended guidance to improve the comparability of fair value measurements presented and disclosed in financial statements made in accordance with GAAP and International Financial Reporting Standards. The guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied in situations where it was already required or permitted. The guidance is included in the Codification as part of ASC 820. The guidance was effective for public companies during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. For public companies, the amendments are effective for reporting periods beginning after December 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

Note 2. Securities

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pretax) included in accumulated other comprehensive income, and estimated fair value by security type as of December 31, 2012 and 2011.

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$12,614	$420	$—	$13,034
State and political subdivisions	54,075	2,754	(68)	56,761
Collateralized mortgage obligations (1)	170,557	3,140	(103)	173,594
Mortgage-backed securities (1)	36,965	1,459	—	38,424
Trust preferred securities	5,913	—	(3,818)	2,095
Corporate notes and other investments	8,341	69	(4)	8,406
	$288,465	$7,842	$(3,993)	$292,314

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies and corporations	$12,644	$371	$(12)	$13,003
State and political subdivisions	50,172	2,398	(53)	52,517
Collateralized mortgage obligations (1)	173,438	2,301	(241)	175,498
Mortgage-backed securities (1)	34,967	706	(37)	35,636
Trust preferred securities	6,105	—	(4,094)	2,011
Corporate notes and other investments	4,764	—	(284)	4,480
	$282,090	$5,776	$(4,721)	$283,145

(1) All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of approximately $72,367 and $96,062 as of December 31, 2012 and 2011, respectively, were pledged as collateral for the securities sold under agreements to repurchase, interest rate swaps, and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping on behalf of the Company.

The amortized cost and fair value of securities available for sale as of December 31, 2012, by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	2012
	Amortized Cost	Fair Value
Due in one year or less	$765	$767
Due after one year through five years	22,473	23,136
Due after five years through ten years	19,433	20,481
Due after ten years	36,800	34,424
	79,471	78,808
Collateralized mortgage obligations and mortgage-backed securities	207,522	212,018
Equity securities	1,472	1,488
	$288,465	$292,314
The details of the sales of securities for the years ended December 31, 2012, 2011, and 2010 are summarized in the following table.

	2012	2011	2010
Proceeds from sales	$16,121	$—	$78,704
Gross gains on sales	288	—	411
Gross losses on sales	42	—	371

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2012 and 2011.

	2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and political subdivisions	$5,617	$(62)	$305	$(6)	$5,922	$(68)
Collateralized mortgage obligations	19,477	(103)	—	—	19,477	(103)
Trust preferred securities	—	—	2,095	(3,818)	2,095	(3,818)
Corporate notes and other investments	1,032	(4)	—	—	1,032	(4)
	$26,126	$(169)	$2,400	$(3,824)	$28,526	$(3,993)

	2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies and
corporations	$4,988	$(12)	$—	$—	$4,988	$(12)
State and political subdivisions	—	—	3,090	(53)	3,090	(53)
Collateralized mortgage obligations	38,175	(241)	—	—	38,175	(241)
Mortgage-backed securities	17,898	(37)	—	—	17,898	(37)
Trust preferred securities	—	—	2,011	(4,094)	2,011	(4,094)
Corporate notes and other investments	—	—	3,708	(284)	3,708	(284)
	$61,061	$(290)	$8,809	$(4,431)	$69,870	$(4,721)
See Note 1 for a discussion of financial reporting for securities with unrealized losses. As of December 31, 2012, the available for sale investment portfolio included one municipal security and two TPSs with unrealized losses that have existed for longer than one year.

All of the Company's municipal obligations are with Iowa communities, and all are considered to have acceptable credit risks.  During the first quarter of 2013, the Company purchased securities originated by municipalities in states other than Iowa, due to their somewhat higher yields compared to Iowa municipalities with similar credit risks. The Company believes the unrealized losses on investments in state and political subdivisions, collateralized mortgage obligations, and corporate notes are due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI at December 31, 2012.

The Company believes the unrealized loss of $981 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. is due to market conditions, not reduced estimated cash flows.  The Company does not have the intent to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company does not consider this investment to have OTTI at December 31, 2012.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

As of December 31, 2012, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it considered to have OTTI.  The Company engaged an independent consulting firm to assist in the valuation of this security.  Based on that valuation, management determined the security had an estimated fair value of $1,334 at December 31, 2012.  The consulting firm first evaluated the credit quality of each of the 77 underlying issuers within the pool by reviewing a comprehensive database of financial information and/or publicly-filed financial statements.  On the basis of this information and a review of historical industry default data and current and near-term operating conditions, default and recovery probabilities for each underlying issuer within the asset were estimated. For issuers who had already defaulted, no recovery was assumed.  For deferring issuers, an assumption was made that the majority of deferring issuers will continue to defer and will eventually default.  Each deferring issuer is reviewed on a case-by-case basis and, in some instances, a probability is assigned that the deferral will ultimately be cured. The issuer-specific assumptions are then aggregated into cumulative weighted-average default, recovery, and prepayment probabilities.  The collateral prepayment assumptions were affected by the view that the terms and pricing of TPS and subordinated debt issued by banks and insurance companies were so aggressive that it is unlikely that such financing will become available in the foreseeable future.  However, the forthcoming phase-out of TPS from Tier 1 Capital of financial institutions whose consolidated assets exceed $15 billion may affect potential prepayments. An assumption was made that those institutions will have a 40 percent prepayment rate in years two and three of the projections and an annual prepayment rate of 2 percent thereafter, unless the coupon on the TPS is 7 percent or greater, then immediate prepayment is assumed. The remaining institutions are not likely to prepay as the issuance rates are less than current market debt yield thus making refinancing prohibitively expensive.  In light of generally weak collateral credit performance and a challenging U.S. credit and real estate environment, the assumptions generally imply more issuer defaults during the next two to three years than those that had been experienced historically and a gradual leveling off of defaults thereafter.

In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. The methodology for determining the appropriate discount rate for a TPS for purposes of determining fair value combines an evaluation of current market yields for comparable corporate and structured credit products with an evaluation of the risks associated with the TPS cash flows.  As a result of this analysis and due to the fixed rate nature of the instrument's contractual interest cash flows, a discount rate of three-month LIBOR plus 14 percent (a lifetime average all-in discount rate of approximately 17 percent) was used for determination of fair value as of December 31, 2012, and a discount rate of three-month LIBOR plus 15 percent (a lifetime average all-in discount rate of approximately 18 percent) was used for determination of fair value as of December 31, 2011.  For purposes of determining any credit loss, projected cash flows were discounted using a rate of three-month LIBOR plus 1.25 percent. Future fair value estimates for this security may vary due to changes in market interest rates and credit performance of the underlying collateral. Any additional deferrals or defaults of the underlying issuers will have a negative impact on the value of the pooled TPS, because there is no excess collateral to absorb any future defaults.

Based on the valuation work performed, credit losses of $203, $99, and $117 were recognized for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, the unrealized loss of $2,837 is reflected in accumulated other comprehensive income, net of taxes of $1,078.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

During the third quarter of 2010, a single-issuer TPS, which was issued by Old Second Bancorp, Inc., was sold with a realized loss of $304. A previously announced exchange offer for this security was withdrawn by the issuer during the third quarter of 2010. Management made the decision to eliminate future potential losses on this security by selling West Bank's entire investment. The security had been considered to have OTTI and an impairment loss of $188 was recognized during the second quarter of 2010.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled TPS for which a portion of OTTI has been recognized in other comprehensive income for the years ended December 31, 2012 and 2011.

	2012	2011	2010
Balance at beginning of period	$526	$427	$310
Current period credit loss recognized in earnings	203	99	117
Reductions for securities sold during the period	—	—	—
Reductions for securities where there is an intent to sell or requirement
to sell	—	—	—
Reductions for increases in cash flows expected to be collected	—	—	—
Balance at end of period	$729	$526	$427

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 3. Loans and Allowance for Loan Losses

Loans consist of the following segments as of December 31, 2012 and 2011.

	2012	2011
Commercial	$282,124	$255,702
Real estate:
Construction, land, and land development	121,911	101,607
1-4 family residential first mortgages	49,280	63,218
Home equity	25,536	26,423
Commercial	441,857	386,137
Consumer and other loans	7,099	6,155
	927,807	839,242
Net unamortized fees and costs	406	283
	$927,401	$838,959
The loan portfolio includes $625,201 and $501,418 of fixed rate loans and $302,606 and $337,824 of variable rate loans as of December 31, 2012 and 2011, respectively.

Real estate loans of approximately $397,000 and $337,000 were pledged as security for FHLB advances as of December 31, 2012 and 2011, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, affiliated companies in which they are principal stockholders, and five percent stockholders (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2012 and 2011.

	2012	2011
Balance, beginning of year	$18,834	$17,934
New loans	18,881	7,474
Repayments	(12,409)	(6,574)
Change in classification	(90)	—
Balance, end of year	$25,216	$18,834

In January 2013, one related party paid off $13,320 of the loans included in the December 31, 2012 total shown above.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of December 31, 2012 and 2011. The recorded investment represents principal balances net of any partial charge-offs. The related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	2012	2011
Nonaccrual loans:
Commercial	$655	$800
Real estate:
Construction, land, and land development	3,356	4,220
1-4 family residential first mortgages	406	923
Home equity	—	—
Commercial	1,983	2,629
Consumer and other loans	—	—
Total nonaccrual loans	6,400	8,572
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land, and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans (1):
Commercial	20	—
Real estate:
Construction, land, and land development	470	1,094
1-4 family residential first mortgages	273	171
Home equity	—	—
Commercial	93	856
Consumer and other loans	—	—
Total troubled debt restructured loans	856	2,121
Total nonperforming loans	$7,256	$10,693

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of December 31, 2012, there was one TDR loan for $810 that was in the nonaccrual category.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the years ended December 31, 2012 and December 31, 2011.

	December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	1	$28	$28
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	1	74	74
Home equity	—	—	—
Commercial	1	94	94
Consumer and other loans	—	—	—
	3	196	196
Reduced interest rate:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	1	106	106
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
	1	106	106
	4	$302	$302

	December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	1	164	164
Commercial	2	971	971
Consumer and other loans	—	—	—
	3	1,135	1,135
Reduced interest rate:
Commercial	—	—	—
Real estate:
Construction, land, and land development	—	—	—
1-4 family residential first mortgages	1	175	175
Home equity	—	—	—
Commercial	—	—	—
Consumer and other loans	—	—	—
	1	175	175
	4	$1,310	$1,310

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The financial impact for specific reserves or from charge-offs for the modified loans included in the previous table was $4 for the year ended December 31, 2012.
The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial	—	$—	—	$—
Real estate:
Construction, land, and land development	—	—	—	—
1-4 family residential first mortgages	1	74	1	175
Home equity	—	—	—	—
Commercial	1	820	1	116
Consumer and other loans	—	—	—	—
Total	2	$894	2	$291

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables summarize the recorded investment in impaired loans by segment, broken out by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2012 and 2011, and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$282	$292	N/A	$800	$800	N/A
Real estate:
Construction, land, and land development	3,825	5,292	N/A	—	—	N/A
1-4 family residential first mortgages	679	679	N/A	1,094	1,094	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	2,077	3,046	N/A	3,484	4,678	N/A
Consumer and other	—	—	N/A	—	—	N/A
	6,863	9,309	N/A	5,378	6,572	N/A
With an allowance recorded:
Commercial	3,615	3,615	$1,297	4,577	4,577	$100
Real estate:
Construction, land, and land development	4,441	4,441	3,000	17,359	17,359	2,630
1-4 family residential first mortgages	—	—	—	283	283	84
Home equity	458	458	86	156	156	156
Commercial	1,574	1,574	523	1,278	1,278	200
Consumer and other	—	—	—	42	42	12
	10,088	10,088	4,906	23,695	23,695	3,182
Total:
Commercial	3,897	3,907	1,297	5,377	5,377	100
Real estate:
Construction, land, and land development	8,266	9,733	3,000	17,359	17,359	2,630
1-4 family residential first mortgages	679	679	—	1,377	1,377	84
Home equity	458	458	86	156	156	156
Commercial	3,651	4,620	523	4,762	5,956	200
Consumer and other	—	—	—	42	42	12
Total impaired loans	$16,951	$19,397	$4,906	$29,073	$30,267	$3,182
N/A - Not applicable

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$463	$80	$1,752	$—
Real estate:
Construction, land, and land development	2,712	9	126	6
1-4 family residential first mortgages	1,024	5	1,021	2
Home equity	24	—	62	3
Commercial	3,373	55	4,120	65
Consumer and other	—	—	11	1
	7,596	149	7,092	77
With an allowance recorded:
Commercial	1,075	38	5,419	264
Real estate:
Construction, land, and land development	12,440	583	13,568	671
1-4 family residential first mortgages	314	15	190	21
Home equity	239	15	12	2
Commercial	1,290	88	98	8
Consumer and other	11	1	43	3
	15,369	740	19,330	969
Total:
Commercial	1,538	118	7,171	264
Real estate:
Construction, land, and land development	15,152	592	13,694	677
1-4 family residential first mortgages	1,338	20	1,211	23
Home equity	263	15	74	5
Commercial	4,663	143	4,218	73
Consumer and other	11	1	54	4
Total impaired loans	$22,965	$889	$26,422	$1,046
The following table reconciles the balance of nonaccrual loans with impaired loans as of December 31, 2012 and 2011.

	2012	2011
Nonaccrual loans	$6,400	$8,572
Troubled debt restructured loans	856	2,121
Other impaired loans still accruing interest	9,695	18,380
Total impaired loans	$16,951	$29,073
The balance of impaired loans at December 31, 2012, was comprised of 22 different borrowers, and the balance of impaired loans at December 31, 2011, was comprised of 16 different borrowers.  West Bank has no commitments to advance additional funds on any of the impaired loans.

The average recorded investments in impaired loans during 2012, 2011, and 2010, totaled $22,965, $26,422, and $38,552, respectively.  Interest income forgone on impaired loans was $513 during 2012, $450 during 2011, and $664 during 2010.  Interest income recognized on impaired loans was $889 in 2012, $1,046 in 2011, and $1,467 in 2010.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2012 and 2011.

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Still Accruing
Commercial	$146	$—	$331	$477	$281,647	$282,124	$—
Real estate:
Construction, land, and
land development	—	—	3,356	3,356	118,555	121,911	—
1-4 family residential
first mortgages	89	143	152	384	48,896	49,280	—
Home equity	279	27	—	306	25,230	25,536	—
Commercial	38	236	1,744	2,018	439,839	441,857	—
Consumer and other	195	—	—	195	6,904	7,099	—
Total	$747	$406	$5,583	$6,736	$921,071	$927,807	$—
Nonaccrual loans included
above	$74	$236	$5,583	$5,893	$507	$6,400

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Still Accruing
Commercial	$179	$1	$—	$180	$255,522	$255,702	$—
Real estate:
Construction, land, and
land development	4,220	—	—	4,220	97,387	101,607	—
1-4 family residential
first mortgages	703	6	809	1,518	61,700	63,218	—
Home equity	47	75	—	122	26,301	26,423	—
Commercial	—	60	2,434	2,494	383,643	386,137	—
Consumer and other	1	—	—	1	6,154	6,155	—
Total	$5,150	$142	$3,243	$8,535	$830,707	$839,242	$—
Nonaccrual loans included
above	$4,235	$60	$3,243	$7,538	$1,034	$8,572

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2012 and 2011.

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$258,677	$17,234	$6,213	$—	$282,124
Real estate:
Construction, land, and land development	94,855	15,030	12,026	—	121,911
1-4 family residential first mortgages	47,392	861	1,027	—	49,280
Home equity	24,659	105	772	—	25,536
Commercial	420,888	8,101	12,868	—	441,857
Consumer and other	7,063	36	—	—	7,099
Total	$853,534	$41,367	$32,906	$—	$927,807

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$227,088	$10,458	$18,156	$—	$255,702
Real estate:
Construction, land, and land development	78,402	2,087	21,118	—	101,607
1-4 family residential first mortgages	60,474	664	2,080	—	63,218
Home equity	25,987	280	156	—	26,423
Commercial	367,094	6,209	12,834	—	386,137
Consumer and other	6,029	72	54	—	6,155
Total	$765,074	$19,770	$54,398	$—	$839,242
All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval and change as circumstances dictate during the term of the loan. The Company utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column, and rating 9 included in the Doubtful column. The Substandard column includes all loans classified as impaired, which are included in the specific evaluation of the allowance for loan losses.

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

Risk rating 6: The borrower's financial condition is deficient. Payment delinquencies may be more common. Collateral values still protect from loss, but margins are narrow. Payment of the loan may be reliant on secondary sources of repayment, including liquidation of collateral and guarantor support.

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

Risk rating 9: All of the weaknesses inherent in risk ratings 7 and 8 exist with the added condition that collection or liquidation, on the basis of currently known facts, conditions, and values is highly questionable and improbable. A loan reaching this category would most likely be at least partially charged off.

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5 and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of criticized loans.

In addition to the Company's internal credit monitoring practices and procedures, an outsourced independent credit review function is in place to further assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point they are not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. The risk of declining collateral values is present for most types of loans.

Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, inventory and accounts receivable, and capital expenditure loans to finance equipment and other fixed assets.  These loans generally have short maturities, have either adjustable or fixed interest rates, and are either unsecured or secured by inventory, accounts receivable, and/or fixed assets. For commercial loans the primary source of repayment is from the operation of the business.

Real estate loans include various types of loans for which the Company holds real property as collateral, and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every 5 years with payments based on up to 30-year amortization periods.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities of up to 24 months. The Company's loan policy includes minimum appraisal and other credit guidelines.

Consumer loans include loans extended to individuals for household, family, and other personal expenditures not secured by real estate.  The majority of West Bank's consumer lending is for vehicles, consolidation of personal debts, and household improvements.
For consumer loans, including 1-4 family residential and home equity loans, the source of repayment typically consists of wages.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2012, 2011, and 2010.

	2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	(402)	(1,508)	(301)	(343)	(5)	(25)	(2,584)
Recoveries	354	—	98	22	206	30	710
Provision (1)	(245)	2,552	(375)	57	(1,304)	(60)	625
Ending balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529

	2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,976)	(2)	(946)	(97)	(722)	(21)	(4,764)
Recoveries	1,809	2	42	29	1	22	1,905
Provision (1)	(2,364)	(215)	1,472	242	1,565	(150)	550
Ending balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778

	2010
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,988	$3,260	$649	$654	$6,438	$137	$19,126
Charge-offs	(5,785)	(209)	(371)	(266)	(53)	(234)	(6,918)
Recoveries	716	10	33	16	10	44	829
Provision (1)	5,021	726	336	254	(572)	285	6,050
Ending balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087

(1)
The negative provisions for the various segments are primarily related to the decline in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2012 and 2011.

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,297	$3,000	$—	$86	$523	$—	$4,906
Collectively evaluated for impairment	2,819	1,616	637	482	5,041	28	10,623
Total	$4,116	$4,616	$637	$568	$5,564	$28	$15,529

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$100	$2,630	$84	$156	$200	$12	$3,182
Collectively evaluated for impairment	4,309	942	1,131	676	6,467	71	13,596
Total	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2012 and 2011.

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,897	$8,266	$679	$458	$3,651	$—	$16,951
Collectively evaluated for impairment	278,227	113,645	48,601	25,078	438,206	7,099	910,856
Total	$282,124	$121,911	$49,280	$25,536	$441,857	$7,099	$927,807

	December 31, 2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$5,377	$17,359	$1,377	$156	$4,762	$42	$29,073
Collectively evaluated for impairment	250,325	84,248	61,841	26,267	381,375	6,113	810,169
Total	$255,702	$101,607	$63,218	$26,423	$386,137	$6,155	$839,242

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2012 and 2011.

	2012	2011
Land	$1,244	$1,244
Buildings	1,391	1,084
Leasehold improvements	2,971	2,915
Furniture and equipment	4,908	4,983
	10,514	10,226
Accumulated depreciation	4,905	4,830
	$5,609	$5,396

Note 5. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2012.

2013	$116,878
2014	24,685
2015	21,158
2016	10,285
2017	4,834
$177,840
Time deposits as of December 31, 2012, included $47,824 of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 6. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related TPS) before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years, during which time no dividends may be paid to holders of the Company's common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer's option. The interest rate was fixed at 6.975 percent until October 1, 2010, when it changed to a variable rate based on the three-month LIBOR plus 3.05 percent. At December 31, 2012, the interest rate was 3.41 percent. Interest is payable quarterly, unless deferred. The effective cost of the junior subordinated debentures at December 31, 2012, including amortization of the discount fee, was 3.53 percent. Holders of the TPS associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all of the Company's indebtedness and senior to the Company's common stock.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 7. Federal Home Loan Bank Advances

The following table presents the terms of all FHLB advances as of December 31, 2012:

	Interest
Maturity Date	Rate	Variable/Fixed	Effective rate (1)	Balance
1/29/2018	2.70%	Fixed (2)	2.70%	$25,000
12/23/2019	0.60%	Variable	2.44%	25,000
6/22/2020	0.62%	Variable	2.46%	25,000
9/21/2020	0.62%	Variable	2.54%	30,000
				105,000
Discount for modification				(11,110)
Total FHLB advances, net of discount				$93,890

(1)	The effective interest rate for the variable rate advances includes the effects of amortization of the discount fee.

(2)	Callable quarterly.

Three of the FHLB advances held at December 31, 2011, totaling $80,000, were modified on December 21, 2012, to extend the term and to convert the borrowings to a variable rate which is tied to three-month LIBOR. Two of the modifications were in amounts of $25,000 each and previously bore fixed interest rates of 4.01 and 4.23 percent, respectively. The third modification was in the amount of $30,000 and previously bore a fixed interest rate of 4.32 percent. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is disclosed on the consolidated balance sheet netted against the FHLB advances and is being amortized and recognized as interest expense over the remaining terms of the advances. For the year ended December 31, 2012, the Company amortized $42 of interest expense related to the discount. The Company has also entered into three forward-starting interest rate swap contracts that effectively convert the new variable rate advances to fixed rate advances at future dates. Interest is payable quarterly on the modified borrowings until maturity. See Note 8 for additional information on the interest rate swaps.

FHLB advances at December 31, 2011, totaled $105,000 with a weighted-average interest rate of 3.89 percent.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy. West Bank also had additional borrowing capacity of approximately $69,533 at the FHLB as of December 31, 2012.

At December 31, 2012, West Bank had arrangements to borrow approximately $57,000 in unsecured and $10,000 in secured federal funds lines of credit at correspondent banks which are available under the correspondent banks' normal terms.  The lines have no stated expiration date.  As of December 31, 2012, no balance was outstanding under these arrangements.

Note 8. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amount of the interest rate swaps does not represent amounts exchanged by the counterparties. The notional amount of a derivative is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions with a total notional amount of $80,000 to effectively convert $80,000 of its variable rate FHLB advances to fixed interest rate debt as of the forward-starting date of the swap transactions. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $80,000 of the Company's FHLB advances with quarterly interest rate reset dates. At inception, the Company asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 16 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the year ended December 31, 2012, and the Company expects there will be no reclassification from accumulated other comprehensive income to interest expense through December 31, 2013. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the interest rate swap agreements contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. The Company was required to pledge investment securities totaling $770 at December 31, 2012. There was no collateral pledged from the counterparty to the Company as of December 31, 2012. There is the possibility that the Company may need to pledge additional collateral in the future.

The swap transactions above were executed on December 21, 2012, on an aggregate notional amount of $80,000 with effective dates ranging from December 2014 to December 2015 and maturity dates ranging from December 2019 to September 2020. Under these interest rate swap contracts, the Company will pay a fixed rate of from 2.10 to 2.52 percent and receive a variable rate equal to three-month LIBOR plus 0.29 to 0.31 percent.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of December 31, 2012.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
Interest rate swap	$25,000	$(239)	Other Liabilities	0.60%	2.10%	12/23/2019
Interest rate swap	25,000	(238)	Other Liabilities	0.62%	2.34%	6/22/2020
Interest rate swap	30,000	(267)	Other Liabilities	0.62%	2.52%	9/21/2020
The table below identifies the pretax losses recognized on the Company's derivative instruments designated as cash flow hedges as of December 31, 2012.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pretax Loss
	Recognized in		Amount of		Amount of
	OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	$(239)	Interest Expense	$—	Other Income	$—
Interest rate swap	(238)	Interest Expense	—	Other Income	—
Interest rate swap	(267)	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 9. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2009 through 2012 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2012, 2011, and 2010, the Company recognized no material interest or penalties.  No accrued interest or penalties are included in accrued tax expenses in the balance sheets as of December 31, 2012 and 2011.

The components of income tax expenses consisted of the following for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Current:
Federal	$5,129	$4,441	$4,036
State	996	900	655
Deferred:
Federal	548	630	563
State	91	101	76
Income taxes	$6,764	$6,072	$5,330
Total income tax expenses for the years ended December 31, 2012, 2011, and 2010, differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

	2012		2011		2010
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$7,971	35.0%	$7,469	35.0%	$6,550	35.0%
State income tax expense, net of
federal income tax benefit	639	2.8	557	2.6	502	2.7
Tax-exempt interest income	(1,095)	(4.8)	(1,328)	(6.2)	(1,647)	(8.8)
Nondeductible interest expense to
own tax-exempts	42	0.2	54	0.3	90	0.5
Tax-exempt increase in cash value of
life insurance and gains	(553)	(2.4)	(532)	(2.5)	(452)	(2.4)
Valuation allowance	98	0.4	227	1.1	666	3.6
New market tax credit	(273)	(1.2)	(273)	(1.3)	(273)	(1.5)
Other, net	(65)	(0.3)	(102)	(0.5)	(106)	(0.6)
Income taxes	$6,764	29.7%	$6,072	28.5%	$5,330	28.5%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011.

	2012	2011
Deferred tax assets:
Allowance for loan losses	$5,901	$6,376
Investment security impairment	106	35
Net unrealized losses on interest rate swaps	283	—
Intangibles	1,695	2,004
Other real estate owned	1,475	1,472
Accrued expenses	766	526
State net operating loss carryforward	529	442
Capital loss carryforward	4,065	4,125
Other	288	109
	15,108	15,089
Deferred tax liabilities:
Net deferred loan fees and costs	272	252
Net unrealized gains on securities available for sale	1,463	401
Premises and equipment	513	590
Loans	878	718
Other	291	117
	3,417	2,078
Net deferred tax assets before valuation allowance	11,691	13,011
Valuation allowance for deferred tax assets	(4,700)	(4,602)
Net deferred tax assets	$6,991	$8,409

The Company has approximately $8,812 of state net operating loss carryforwards available to the Company to offset future state taxable income.  The Company has approximately $9,903 of federal capital loss carryforwards and $10,035 of state capital loss carryforwards available to offset future capital gains.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.  The state net operating loss carryforwards expire in 2019 and thereafter, and the capital loss carryforwards expire in 2013 through 2016.

Note 10. Stock Compensation Plans

At the Company's annual meeting of stockholders on April 26, 2012, the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders, replacing the West Bancorporation, Inc. Restricted Stock Compensation Plan, which had never been used and therefore had no awards outstanding. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. All employees and directors of and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights, and stock awards. The Compensation Committee will determine the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Under the 2012 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. On May 17, 2012, there were 21,706 RSUs granted to certain executive officers and other employees that entirely vest on the second anniversary of the grant. On August 1, 2012, an additional 25,663 RSUs with a five-year vesting period were granted to certain executive officers. The five-year RSUs vest 20 percent annually on the anniversary of the grant date. On September 5, 2012, 19,424 RSUs were granted to certain directors and employees. Of the 19,424 RSU's granted, 6,174 RSUs were granted to directors and will vest on April 25, 2013, while the remaining 13,250 RSUs were granted to employees and vest 20 percent annually on the anniversary of the grant date. All RSUs were granted at no cost to the participants and the participants will not be entitled to dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant's termination due to death or disability or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability, or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

The following is a summary of nonvested RSU activity for the year ended December 31, 2012.

		Weighted Average
		Grant-Date
(actual amounts, not in thousands)	Shares	Fair Value Per Share
Nonvested shares, beginning of period	—
Granted	66,793	$9.74
Vested	—	—
Forfeited	—	—
Nonvested shares, end of period	66,793	$9.74
Total compensation costs recorded for the RSUs were $118 for the year ended December 31, 2012. As of December 31, 2012, there was $465 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized is approximately 3.2 years.

Note 11. Employee Savings and Stock Ownership Plan

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

The contributions made by the Company to the discretionary contribution component are determined annually by the Board of Directors.  Total expense for the years ended December 31, 2012, 2011, and 2010, totaled $338, $437, and $215, respectively.

The plan allows eligible employees to defer a portion of their compensation ranging from one percent to the maximum dollar amount allowed by current law.  The Company is required to match a portion of the employees' contributions.  Effective January 1, 2012, the Company's match is 100 percent of the first six percent of employee deferrals. Prior to January 1, 2012, the Company's match was 100 percent of the first three percent of employee deferrals and 50 percent of the next two percent of employee deferrals.  Forfeitures are used to reduce employer contributions.  Expense for the years ended December 31, 2012, 2011, and 2010, totaled $503, $315, and $275, respectively.

As of December 31, 2012 and 2011, the plan held 280,456 and 261,573 shares, respectively, of the Company's common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 12. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the years ended December 31, 2012, 2011, and 2010, is presented below.  See Note 1 for a discussion on the calculation of earnings per common share.

(in thousands, except per share information)	2012	2011	2010
Net income	$16,011	$15,268	$13,383
Preferred stock dividends	—	(895)	(1,800)
Preferred stock discount accretion	—	(1,492)	(484)
Net income available to common stockholders	$16,011	$12,881	$11,099

Weighted average common shares outstanding	17,404	17,404	17,404
Restricted stock units	40	—	—
Common stock warrant (1)	—	—	—
Diluted weighted average common shares outstanding	17,444	17,404	17,404

Basic earnings per common share	$0.92	$0.74	$0.64
Diluted earnings per common share	$0.92	$0.74	$0.64

(1)
The average closing price of the Company's common stock for the years ended December 31, 2011 and 2010 was $8.31 and $6.68, respectively.  These were less than the $11.39 exercise price of the common stock warrant to purchase 474,100 shares of common stock; therefore, the warrant was not dilutive. The warrant was repurchased by the Company on August 31, 2011.

Note 13. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of OTTI securities, and the effective portion of the change in value of derivative instruments.

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the years ended December 31, 2012, 2011, and 2010.

	Noncredit-related
	Unrealized	Unrealized		Accumulated
	Gains (Losses)	Gains (Losses)	Unrealized	Other
	on Securities	on Securities	Losses on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2009	$(2,141)	$(2,170)	$—	$(4,311)
Current period, other comprehensive income	198	1,466	—	1,664
Balance, December 31, 2010	(1,943)	(704)	—	(2,647)
Current period, other comprehensive income	3	3,298	—	3,301
Balance, December 31, 2011	(1,940)	2,594	—	654
Current period, other comprehensive income	181	1,552	(461)	1,272
Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the tax effects allocated to each component of other comprehensive income for the years ended December 31, 2012, 2011, and 2010.

	2012
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding gains arising during period	$89	$(34)	$55
Less: reclassification adjustment for losses realized in net income	203	(77)	126
Net unrealized holding gains for securities with OTTI	292	(111)	181
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	2,749	(1,045)	1,704
Less: reclassification adjustment for net gains realized in net income	(246)	94	(152)
Net unrealized gains on securities without OTTI	2,503	(951)	1,552
Unrealized (losses) on derivatives:
Unrealized (losses) on derivatives arising during period	(744)	283	(461)
Other comprehensive income	$2,051	$(779)	$1,272

	2011
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding losses arising during period	$(94)	$36	$(58)
Less: reclassification adjustment for losses realized in net income	99	(38)	61
Net unrealized holding gains for securities with OTTI	5	(2)	3
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	5,320	(2,022)	3,298
Less: reclassification adjustment for net gains realized in net income	—	—	—
Net unrealized gains on securities without OTTI	5,320	(2,022)	3,298
Other comprehensive income	$5,325	$(2,024)	$3,301

	2010
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding gains arising during period	$15	$(6)	$9
Less: reclassification adjustment for losses realized in net income	305	(116)	189
Net unrealized holding gains for securities with OTTI	320	(122)	198
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	2,404	(913)	1,491
Less: reclassification adjustment for net gains realized in net income	(40)	15	(25)
Net unrealized gains on securities without OTTI	2,364	(898)	1,466
Other comprehensive income	$2,684	$(1,020)	$1,664

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 14. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2012.  Prompt corrective action provisions are not applicable to the Company. During 2012, the federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. As of December 31, 2012, the proposed rules had been put on hold due to concerns about the additional regulatory burdens for community banks.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,995	15.56%	$85,331	8.0%	N/A	N/A
West Bank	145,252	14.03	82,844	8.0	$103,555	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,635	14.31	42,666	4.0	N/A	N/A
West Bank	132,276	12.77	41,422	4.0	62,133	6.0

Tier 1 Capital (to Average Assets)
Consolidated	152,635	11.23	54,387	4.0	N/A	N/A
West Bank	132,276	9.85	53,722	4.0	67,153	5.0

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,728	16.27%	$76,075	8.0%	N/A	N/A
West Bank	138,508	15.09	73,433	8.0	$91,791	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	142,781	15.01	38,037	4.0	N/A	N/A
West Bank	126,969	13.83	36,716	4.0	55,075	6.0

Tier 1 Capital (to Average Assets)
Consolidated	142,781	11.05	51,695	4.0	N/A	N/A
West Bank	126,969	9.95	51,046	4.0	63,808	5.0

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all banks by applicable law.

The Company's tangible common equity ratio at December 31, 2012, was 9.29 percent, down from 9.72 percent at December 31, 2011.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2012 and 2011, the Company had no intangible assets.

Note 15. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,583, $1,541, and $1,514, for the years ended December 31, 2012, 2011, and 2010, respectively.

Total approximate minimum rental commitments were as follows as of December 31, 2012.

2013	$1,625
2014	1,597
2015	1,595
2016	1,606
2017	1,620
Thereafter	15,028
$23,071
Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $3,201 and $2,175 as of December 31, 2012 and 2011, respectively.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of December 31, 2012 and 2011.

	2012	2011
Commitments to extend credit	$360,879	$255,167
Standby letters of credit	10,488	9,923
	$371,367	$265,090
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $11,744 at December 31, 2012, expire within 10 years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and commercial properties.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party, and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above, and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2012 and 2011, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bank has executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF program mortgage loans.  The term of the current Commitment is through February 28, 2013.  (West Bank has entered into a new commitment which expires on January 16, 2014.)  At December 31, 2012, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $407.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from West Bank, the Company had approximately $116,000 and $110,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2012 and 2011, respectively. West Bank did not repurchase any loans from secondary market investors under the terms of loan sale agreements during the years ended December 31, 2012, and December 31, 2011. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to West Bank is not significant, and accordingly, the only liability established relates to loans sold under the FHLB MPF program.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area and a 30-mile radius of the Iowa City, Iowa, metropolitan area).  Securities issued by state and political subdivisions involve governmental entities within the state of Iowa.  The concentrations of credit by type of loan are set forth in Note 3.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank card transactions, but not checks or Automated Clearing House items, are impermissible finance charges under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment violated its duties of good faith under its customer account agreements, the Iowa Uniform Commercial Code, and the Iowa Consumer Credit Code. West Bank believes the allegations in the lawsuit are factually and legally incorrect in material ways. West Bank is vigorously defending the action. The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability and class certification.

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

Securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities and such items are classified within Level 1 of the fair value hierarchy. Examples include U.S. Treasury securities, certain corporate bonds, and preferred stocks. For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. Securities measured at fair value by such methods are classified as Level 2. The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems. Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3. The fair value of these securities is based on management's best estimates.

Derivative instruments: The Company's derivative instruments consist of interest rate swaps which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivative is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, yield curves, non-performance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration.

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during 2012 or 2011.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2012 and 2011.

	2012
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$13,034	$—	$13,034	$—
State and political subdivisions	56,761	—	56,761	—
Collateralized mortgage obligations	173,594	—	173,594	—
Mortgage-backed securities	38,424	—	38,424	—
Trust preferred securities	2,095	—	761	1,334
Corporate notes and other investments	8,406	7,780	626	—
Total assets measured at fair value on a recurring basis	$292,314	$7,780	$283,200	$1,334

Derivative instruments:
Interest rate swaps	$744	$—	$744	$—
Total liabilities measured at fair value on a recurring basis	$744	$—	$744	$—

	2011
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$13,003	$—	$13,003	$—
State and political subdivisions	52,517	—	52,517	—
Collateralized mortgage obligations	175,498	—	175,498	—
Mortgage-backed securities	35,636	—	35,636	—
Trust preferred securities	2,011	—	766	1,245
Corporate notes and other investments	4,480	3,708	772	—
Total assets measured at fair value on a recurring basis	$283,145	$3,708	$278,192	$1,245
The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

Securities available for sale:	2012	2011
Beginning balance	$1,245	$1,339
Transfer into level 3	—	—
Total gains or (losses):
Included in earnings	(203)	(99)
Included in other comprehensive income	292	5
Sale of security	—	—
Principal payments	—	—
Ending balance	$1,334	$1,245
The ending balances in the previous table include one pooled TPS (ALESCO Preferred Funding X, Ltd.). See Note 2 for a detailed discussion of the valuation of that security.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present these assets carried on the balance sheet by caption and by level within the valuation hierarchy as of December 31, 2012 and 2011.

	2012
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$5,182	$—	$—	$5,182
Other real estate owned	8,304	—	—	8,304
Total	$13,486	$—	$—	$13,486

	2011
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$20,513	$—	$—	$20,513
Other real estate owned	10,967	—	—	10,967
Total	$31,480	$—	$—	$31,480

Loans in the previous tables consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate or business assets such as equipment, inventory, or accounts receivable. Fair value is determined by appraisals.  Appraised or reported values may be discounted based on management's judgment concerning market developments or the client's business.  Other real estate owned in the tables above consist of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

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

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2012 and 2011.

		2012		2011
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$60,417	$60,417	$35,772	$35,772
Federal funds sold and other short-term
investments	Level 1	111,057	111,057	51,332	51,332
Securities available for sale	See previous table	292,314	292,314	283,145	283,145
Federal Home Loan Bank stock	Level 1	11,789	11,789	11,352	11,352
Loans held for sale	Level 2	3,363	3,409	4,089	4,139
Loans, net	Level 2	911,872	928,048	822,181	829,675
Accrued interest receivable	Level 1	3,652	3,652	4,183	4,183
Financial liabilities:
Deposits	Level 2	$1,134,576	$1,136,378	$957,373	$960,607
Federal funds purchased and securities
sold under agreements to repurchase	Level 1	55,596	55,596	55,841	55,841
Accrued interest payable	Level 1	472	472	734	734
Subordinated notes	Level 2	20,619	12,010	20,619	11,029
Federal Home Loan Bank advances, net	Level 2	93,890	95,741	105,000	116,006
Interest rate swaps	See previous table	744	744	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 17. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS
Cash	$6,999	$1,882
Securities available for sale	1,334	1,245
Investment in West Bank	135,987	129,578
Investment in West Bancorporation Capital Trust I	619	619
Notes receivable	—	2,000
Premises, net	2,371	—
Other real estate owned	6,907	7,650
Other assets	1,285	1,127
Total assets	$155,502	$144,101

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$296	$31
Subordinated notes	20,619	20,619
Total liabilities	20,915	20,650
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	33,805	33,687
Retained earnings	95,856	86,110
Accumulated other comprehensive income	1,926	654
Total stockholders' equity	134,587	123,451
Total liabilities and stockholders' equity	$155,502	$144,101

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Operating income:
Equity in net income of West Bank	$17,700	$17,398	$15,436
Equity in net income of West Bancorporation Capital Trust I	22	21	38
Interest and dividend income	44	49	587
Realized investment securities gains, net	—	—	14
Investment securities impairment losses	(203)	(99)	—
Intercompany rental income	36	—	—
Other income	—	55	—
Total operating income	17,599	17,424	16,075
Operating expenses:
Interest on subordinated notes	751	715	1,280
Salaries and employee benefits	—	—	157
Occupancy	10	—	17
Other real estate owned expense	1,011	2,021	39
Miscellaneous losses	—	—	963
Other expenses	590	512	507
Total operating expenses	2,362	3,248	2,963
Income before income taxes	15,237	14,176	13,112
Income tax benefits	(774)	(1,092)	(271)
Net income	$16,011	$15,268	$13,383

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$16,011	$15,268	$13,383
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(17,700)	(17,398)	(15,436)
Equity in net income of West Bancorporation Capital Trust I	(22)	(21)	(38)
Dividends received from West Bank	12,500	42,035	3,945
Dividends received from West Bancorporation Capital Trust I	22	21	38
Investment securities gains, net	—	—	(14)
Investment securities impairment losses	203	99	—
Amortization	14	14	14
Loss on disposition of premises	36	—	4
Write-down of other real estate owned	943	1,902	25
Loss on sale of other real estate owned	—	50	—
Deferred income taxes (benefits)	(343)	(726)	243
Depreciation	10	—	1
Change in assets and liabilities:
Decrease in other assets	25	1,210	776
Increase (decrease) in accrued expenses and other liabilities	65	(214)	(76)
Net cash provided by operating activities	11,764	42,240	2,865
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	—	159
Purchases of securities available for sale	—	—	(1,339)
Net change in loans	2,000	—	200
Repayment of debentures from West Bank	—	—	10,000
Purchases of premises from West Bank	(2,339)	—	—
Other purchases of premises	(43)	—	—
Net proceeds from sales of other real estate owned	—	195	—
Purchases of other real estate owned from West Bank	—	—	(9,822)
Net cash provided by (used in) investing activities	(382)	195	(802)
Cash Flows from Financing Activities:
Common stock cash dividends	(6,265)	(2,959)	(870)
Preferred stock dividends paid	—	(1,120)	(1,800)
Redemption of preferred stock	—	(36,000)	—
Repurchase of common stock warrant	—	(700)	—
Net cash used in financing activities	(6,265)	(40,779)	(2,670)
Net increase (decrease) in cash	5,117	1,656	(607)
Cash:
Beginning	1,882	226	833
Ending	$6,999	$1,882	$226

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 18. Selected Quarterly Financial Data (unaudited)

	2012
Three months ended	March 31	June 30	September 30	December 31
Interest income	$12,706	$12,896	$12,553	$12,507
Interest expense	2,528	2,505	2,296	2,135
Net interest income	10,178	10,391	10,257	10,372
Provision for loan losses	—	—	300	325
Net interest income after provision for loan losses	10,178	10,391	9,957	10,047
Noninterest income	2,401	3,346	2,548	2,699
Noninterest expense	6,865	7,813	7,104	7,010
Income before income taxes	5,714	5,924	5,401	5,736
Income taxes	1,737	1,541	1,649	1,837
Net income	3,977	4,383	3,752	3,899
Preferred stock dividends and accretion of discount	—	—	—	—
Net income available to common stockholders	$3,977	$4,383	$3,752	$3,899

Basic earnings per common share	$0.23	$0.25	$0.22	$0.22
Diluted earnings per common share	$0.23	$0.25	$0.22	$0.22

	2011
Three months ended	March 31	June 30	September 30	December 31
Interest income	$13,572	$13,396	$13,309	$13,042
Interest expense	3,095	2,983	2,984	2,855
Net interest income	10,477	10,413	10,325	10,187
Provision for loan losses	500	450	—	(400)
Net interest income after provision for loan losses	9,977	9,963	10,325	10,587
Noninterest income	2,671	2,116	2,211	2,363
Noninterest expense	6,476	6,376	8,318	7,703
Income before income taxes	6,172	5,703	4,218	5,247
Income taxes	1,642	1,780	1,135	1,515
Net income	4,530	3,923	3,083	3,732
Preferred stock dividends and accretion of discount	(571)	(1,816)	—	—
Net income available to common stockholders	$3,959	$2,107	$3,083	$3,732

Basic earnings per common share	$0.23	$0.12	$0.18	$0.21
Diluted earnings per common share	$0.23	$0.12	$0.18	$0.21

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

Management's annual report on internal control over financial reporting appears in Item 8 of this Form 10-K.

The audit report of the Company's independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting appears in Item 8 of this Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The registrant has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors, director nominees, and executive officers as required pursuant to Item 401 of Regulation S-K can be found at pages 7 through 9 and page 17 in the Company's definitive Proxy Statement, which was filed on March 6, 2013, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than 10 percent of the Company's common stock file initial reports of ownership and reports of changes of ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) form indicating that any one person owns more than 10 percent of the Company's stock and the Company does not know of any one stockholder who owns more than 10 percent of the Company's stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2012 were filed, with four exceptions. Messrs. Gulling, Nelson, and Winterbottom each filed one late form, which involved one late transaction, and all were related to a grant of RSUs. Mr. Nelson filed one late form which involved four late transactions, all of which related to dividends reinvested in common stock held within two brokerage accounts.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers, and employees, including the Chief Executive Officer, and Executive Vice President and Chief Financial Officer.  A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company's website at www.westbankiowa.com, and the Company intends to satisfy its disclosure requirement by this reference.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 34 in the Company's definitive Proxy Statement, which was filed on March 6, 2013, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Joyce A. Chapman, George D. Milligan, and Lou Ann Sandburg.  The Board of Directors has determined that Mr. Noyce is an audit committee financial expert.  All members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 15, 18 and 20 through 32 in the Company's definitive Proxy Statement, which was filed on March 6, 2013, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company currently maintains the West Bancorporation, Inc. 2012 Equity Incentive Plan (2012 Plan). The 2012 Plan was approved by our shareholders in 2012. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights, and stock awards. All employees, directors, and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under this plan as of December 31, 2012.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	66,793	—	733,207
approved by shareholders
Equity compensation plans not	—	—	—
approved by shareholders
Total	66,793	—	733,207
The information required pursuant to Item 403 of Regulation S-K can be found on pages 19 and 20 in the Company's definitive Proxy Statement, which was filed on March 6, 2013, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 13 through 15 and 33 in the Company's definitive Proxy Statement, which was filed on March 6, 2013, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found at page 33 in the Company's definitive Proxy Statement, which was filed on March 6, 2013, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1. Financial Statements
See the consolidated financial statements on pages 53 through 100.

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
3.2
Articles of Amendment to the Restated Articles of Incorporation (First Amendment) filed with the Iowa Secretary of State on December 24, 2008 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on December 31, 2008)

3.3
Articles of Amendment to the Restated Articles of Incorporation (Second Amendment) filed with the Iowa Secretary of State on December 24, 2008, designating the terms of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.2 filed with the Form 8-K on December 31, 2008)

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10 on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10 on March 11, 2002)
10.3	Short-Term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10 on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10 on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10 on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10 on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10 on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10 on March 11, 2002)
10.9	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 4.1 filed with the Form S-8 on October 29, 2004)
10.10	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.11	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005)
10.12	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.13*	2012 Equity Incentive Plan of West Bancorporation, Inc. (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
10.14*	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q filed on April 26, 2012)
10.15*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.16*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.17*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.18*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.4 filed with the Form 8-K on July 25, 2012)

10.19*	West Bancorporation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on October 29, 2012)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)
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

WEST BANCORPORATION, INC.
(Registrant)

March 6, 2013	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2013	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 6, 2013	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

BOARD OF DIRECTORS

March 6, 2013	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 6, 2013	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 6, 2013	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 6, 2013	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 6, 2013	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 6, 2013	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 6, 2013	By:	/s/ George D. Milligan
George D. Milligan

March 6, 2013	By:	/s/ James W. Noyce
James W. Noyce

March 6, 2013	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 6, 2013	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.