Form 10-Q
period 2013-03-31
WEST BANCORPORATION INC
filed 2013-04-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Yes  ☐                      No  ☒

As of April 24, 2013, there were 17,403,882 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$34,634	$60,417
Federal funds sold and other short-term investments	22,534	111,057
Cash and cash equivalents	57,168	171,474
Securities available for sale	385,622	292,314
Federal Home Loan Bank stock, at cost	11,829	11,789
Loans held for sale	1,724	3,363
Loans	937,031	927,401
Allowance for loan losses	(15,632)	(15,529)
Loans, net	921,399	911,872
Premises and equipment, net	5,807	5,609
Accrued interest receivable	4,645	3,652
Bank-owned life insurance	25,890	25,730
Other real estate owned	8,232	8,304
Deferred tax assets	6,905	6,991
Other assets	7,501	7,077
Total assets	$1,436,722	$1,448,175
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$316,898	$367,281
Interest-bearing demand	158,055	160,745
Savings	454,735	428,710
Time of $100,000 or more	108,714	100,627
Other time	75,053	77,213
Total deposits	1,113,455	1,134,576
Federal funds purchased and securities sold under agreements to repurchase	64,258	55,596
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	94,265	93,890
Accrued expenses and other liabilities	7,633	8,907
Total liabilities	1,300,230	1,313,588
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, no par value; authorized 50,000,000 shares; 17,403,882
shares issued and outstanding at March 31, 2013 and December 31, 2012	3,000	3,000
Additional paid-in capital	33,868	33,805
Retained earnings	98,064	95,856
Accumulated other comprehensive income	1,560	1,926
Total stockholders' equity	136,492	134,587
Total liabilities and stockholders' equity	$1,436,722	$1,448,175

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share information)	2013	2012
Interest income:
Loans, including fees	$10,908	$11,190
Securities:
Taxable securities	1,099	971
Tax-exempt securities	502	503
Federal funds sold and other short-term investents	63	42
Total interest income	12,572	12,706
Interest expense:
Deposits	879	1,279
Federal funds purchased and securities sold under agreements to repurchase	27	37
Subordinated notes	177	193
Federal Home Loan Bank advances	665	1,019
Total interest expense	1,748	2,528
Net interest income	10,824	10,178
Provision for loan losses	150	—
Net interest income after provision for loan losses	10,674	10,178
Noninterest income:
Service charges on deposit accounts	708	730
Debit card usage fees	393	378
Trust services	239	204
Gains and fees on sales of residential mortgages	511	747
Increase in cash value of bank-owned life insurance	160	199
Investment securities impairment losses	—	(46)
Realized investment securities losses, net	—	(33)
Other income	210	222
Total noninterest income	2,221	2,401
Noninterest expense:
Salaries and employee benefits	3,969	3,636
Occupancy	933	857
Data processing	483	501
FDIC insurance expense	189	166
Other real estate owned expense	16	82
Professional fees	303	292
Consulting fees	57	186
Other expenses	1,296	1,145
Total noninterest expense	7,246	6,865
Income before income taxes	5,649	5,714
Income taxes	1,701	1,737
Net income	$3,948	$3,977

Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23
Cash dividends declared per common share	$0.10	$0.08
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net income	$3,948	$3,977
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during the period	97	(56)
Less: reclassification adjustment for impairment losses realized in net income	—	46
Net unrealized gains (losses) on securities with other than temporary
impairment before tax expense	97	(10)
Unrealized gains (losses) on securities without other than temporary impairment before tax:
Unrealized holding gains (losses) arising during the period	(1,094)	352
Less: reclassification adjustment for net losses realized in net income	—	33
Net unrealized gains (losses) on other securities before tax expense	(1,094)	385
Unrealized gains on derivatives arising during the period before tax	408	—
Other comprehensive income (loss) before tax	(589)	375
Tax (expense) benefit related to other comprehensive income (loss)	223	(143)
Other comprehensive income (loss), net of tax:	(366)	232
Comprehensive income	$3,582	$4,209

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$—	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	3,977	—	3,977
Other comprehensive income	—	—	—	—	232	232
Cash dividends declared, $0.08 per common share	—	—	—	(1,391)	—	(1,391)
Balance, March 31, 2012	$—	$3,000	$33,687	$88,696	$886	$126,269

Balance, December 31, 2012	$—	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	3,948	—	3,948
Other comprehensive loss	—	—	—	—	(366)	(366)
Cash dividends declared, $0.10 per common share	—	—	—	(1,740)	—	(1,740)
Stock-based compensation costs	—	—	63	—	—	63
Balance, March 31, 2013	$—	$3,000	$33,868	$98,064	$1,560	$136,492

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$3,948	$3,977
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Net amortization and accretion	1,353	1,160
Loss on disposition of premises and equipment	6	4
Investment securities losses, net	—	33
Investment securities impairment losses	—	46
Stock-based compensation	63	—
Gain on sale of loans	(485)	(635)
Proceeds from sales of loans held for sale	29,503	27,292
Originations of loans held for sale	(27,379)	(23,469)
Gain on sale of other real estate owned	(3)	(86)
Write-down of other real estate owned	—	123
Increase in value of bank-owned life insurance	(160)	(199)
Depreciation	184	166
Deferred income taxes	309	417
Change in assets and liabilities:
Increase in accrued interest receivable	(993)	(552)
Increase in other assets	(428)	(433)
Decrease in accrued expenses and other liabilities	(867)	(450)
Net cash provided by operating activities	5,201	7,394
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	18,856	22,021
Purchases of securities available for sale	(114,135)	(45,925)
Purchases of Federal Home Loan Bank stock	(602)	(586)
Proceeds from redemption of Federal Home Loan Bank stock	562	463
Net increase in loans	(9,677)	(9,497)
Net proceeds from sales of other real estate owned	75	256
Purchases of premises and equipment	(387)	(645)
Net cash used in investing activities	(105,308)	(33,913)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(21,121)	11,657
Net increase in federal funds purchased and securities sold under
agreements to repurchase	8,662	37,655
Common stock dividends paid	(1,740)	(1,391)
Net cash provided by (used in) financing activities	(14,199)	47,921
Net increase (decrease) in cash and cash equivalents	(114,306)	21,402
Cash and Cash Equivalents:
Beginning	171,474	87,104
Ending	$57,168	$108,506

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,710	$2,625
Income taxes	775	286

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$114
Sale of other real estate owned financed by issuance of a loan	—	800
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012, and the net income, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the valuation of other real estate owned and the allowance for loan losses.

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a partnership) and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Recent accounting developments: In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. For public companies, the amendments were effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

2.  Critical Accounting Policies

Management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and OTTI of available for sale investment securities, the valuation of other real estate owned and the allowance for loan losses.

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

In determining OTTI under the FASB ASC 320 model, the review takes into consideration the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income and estimated fair value by security type as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,609	$443	$—	$13,052
State and political subdivisions	71,492	2,483	(698)	73,277
Collateralized mortgage obligations (1)	213,114	3,060	(93)	216,081
Mortgage-backed securities (1)	69,297	1,286	(116)	70,467
Trust preferred securities	5,915	—	(3,600)	2,315
Corporate notes and other investments	10,342	96	(8)	10,430
	$382,769	$7,368	$(4,515)	$385,622

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,614	$420	$—	$13,034
State and political subdivisions	54,075	2,754	(68)	56,761
Collateralized mortgage obligations (1)	170,557	3,140	(103)	173,594
Mortgage-backed securities (1)	36,965	1,459	—	38,424
Trust preferred securities	5,913	—	(3,818)	2,095
Corporate notes and other investments	8,341	69	(4)	8,406
	$288,465	$7,842	$(3,993)	$292,314

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $65,392 and $72,367 as of March 31, 2013 and December 31, 2012, respectively, were pledged as collateral on securities sold under agreements to repurchase, interest rate swaps and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of March 31, 2013, by contractual maturity, are shown in the following table.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the summary.

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$405	$406
Due after one year through five years	24,954	25,655
Due after five years through ten years	20,420	21,407
Due after ten years	53,095	50,101
	98,874	97,569
Collateralized mortgage obligations and mortgage-backed securities	282,411	286,548
Equity securities	1,484	1,505
	$382,769	$385,622

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The details of the sales of securities for the three months ended March 31, 2013 and 2012 are summarized in the following table.

	Three Months Ended March 31,
	2013	2012
Proceeds from sales	$—	$3,960
Gross gains on sales	—	—
Gross losses on sales	—	33
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$26,107	$(689)	$302	$(9)	$26,409	$(698)
Collateralized mortgage obligations	34,926	(51)	3,203	(42)	38,129	(93)
Mortgage-backed securities	24,547	(116)	—	—	24,547	(116)
Trust preferred securities	—	—	2,315	(3,600)	2,315	(3,600)
Corporate notes and other investments	2,067	(8)	—	—	2,067	(8)
	$87,647	$(864)	$5,820	$(3,651)	$93,467	$(4,515)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$5,617	$(62)	$305	$(6)	$5,922	$(68)
Collateralized mortgage obligations	19,477	(103)	—	—	19,477	(103)
Trust preferred securities	—	—	2,095	(3,818)	2,095	(3,818)
Corporate notes and other investments	1,032	(4)	—	—	1,032	(4)
	$26,126	$(169)	$2,400	$(3,824)	$28,526	$(3,993)

See Note 2 for a discussion of financial reporting for securities with unrealized losses. As of March 31, 2013, the available for sale investment portfolio included one municipal security, one collateralized mortgage obligation and two trust preferred securities (TPS) with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in municipal obligations, collateralized mortgage obligations, mortgage-backed securities and corporate notes as of March 31, 2013, are due to market conditions, not reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI at March 31, 2013.

The Company believes the unrealized loss of $860 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. as of March 31, 2013, was due to market conditions, not reduced estimated cash flows.  The Company does not intend to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery and expects full principal and interest will be collected.  Therefore, the Company did not consider this investment to have OTTI at March 31, 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

As of March 31, 2013, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it has considered to have OTTI since 2009.  The Company engaged an independent consulting firm to assist in the valuation of this security.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, management determined the security had an estimated fair value of $1,431 at March 31, 2013.  Based on the valuation work performed, no additional credit loss was recognized in the first three months of 2013.  A credit loss of $46 was recognized during the first three months of 2012. The remaining unrealized loss of $2,740 is reflected in accumulated other comprehensive income, net of taxes of $1,041.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following table provides a roll forward of the cumulative amount of credit-related losses recognized in earnings for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$729	$526
Current period credit loss recognized in earnings	—	46
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sell or requirement to sell	—	—
Reductions for increases in cash flows expected to be collected	—	—
Balance at end of period	$729	$572

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Commercial	$255,491	$282,124
Real estate:
Construction, land and land development	107,782	121,911
1-4 family residential first mortgages	46,957	49,280
Home equity	26,012	25,536
Commercial	495,364	441,857
Consumer and other loans	5,882	7,099
	937,488	927,807
Net unamortized fees and costs	457	406
	$937,031	$927,401
Real estate loans of approximately $430,000 and $397,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2013 and December 31, 2012, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

A loan is classified as troubled debt restructured (TDR) when the Company concludes that a borrower is experiencing financial difficulties and a concession was granted that would not otherwise be considered. Concessions may include a restructuring of the terms of a loan to alleviate the burden on the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual or past due 90 days, rather than as a TDR, if they are not performing per the restructured terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of March 31, 2013 and December 31, 2012. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	March 31, 2013	December 31, 2012
Nonaccrual loans:
Commercial	$636	$655
Real estate:
Construction, land and land development	3,356	3,356
1-4 family residential first mortgages	548	406
Home equity	—	—
Commercial	1,917	1,983
Consumer and other loans	—	—
Total nonaccrual loans	6,457	6,400
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	—	20
Real estate:
Construction, land and land development	458	470
1-4 family residential first mortgages	105	273
Home equity	—	—
Commercial	93	93
Consumer and other loans	—	—
Total troubled debt restructured loans	656	856
Total nonperforming loans	$7,113	$7,256

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of March 31, 2013 and December 31, 2012, there was one TDR loan with a balance of $744 and $810, respectively, included in the nonaccrual category.

On April 5, 2013, a $3,356 nonaccrual construction loan was paid off in full, thus reducing total nonaccrual loans to $3,101 and total nonperforming loans to $3,757.

There were no loan modifications considered to be TDR during the three months ended March 31, 2013. There was one loan in the commercial segment with a pre- and post-modification recorded investment of $28, that was modified using lengthened amortization during the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, there was no financial impact for specific reserves or charge-offs for the TDR loan that was modified during the three months ended March 31, 2012.

There were no TDR loans that have been modified within the twelve months preceding March 31, 2013 and 2012 that have subsequently had a payment default during the three months ended March 31, 2013 and 2012, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of March 31, 2013 and December 31, 2012, and the average recorded investment and interest income recognized on these loans for the three months ended March 31, 2013 and 2012.

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	N/A	$282	$292	N/A
Real Estate:
Construction, land and land development	3,814	5,280	N/A	3,825	5,292	N/A
1-4 family residential first mortgages	548	548	N/A	679	679	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	2,011	2,981	N/A	2,077	3,046	N/A
Consumer and other	—	—	N/A	—	—	N/A
	6,373	8,809	N/A	6,863	9,309	N/A
With an allowance recorded:
Commercial	3,802	3,802	$1,397	3,615	3,615	$1,297
Real Estate:
Construction, land and land development	4,426	4,426	3,000	4,441	4,441	3,000
1-4 family residential first mortgages	105	105	21	—	—	—
Home equity	443	443	68	458	458	86
Commercial	1,566	1,566	523	1,574	1,574	523
Consumer and other	—	—	—	—	—	—
	10,342	10,342	5,009	10,088	10,088	4,906
Total:
Commercial	3,802	3,802	1,397	3,897	3,907	1,297
Real Estate:
Construction, land and land development	8,240	9,706	3,000	8,266	9,733	3,000
1-4 family residential first mortgages	653	653	21	679	679	—
Home equity	443	443	68	458	458	86
Commercial	3,577	4,547	523	3,651	4,620	523
Consumer and other	—	—	—	—	—	—
	$16,715	$19,151	$5,009	$16,951	$19,397	$4,906

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$256	$9	$807	$—
Real Estate:
Construction, land and land development	3,816	4	2,110	—
1-4 family residential first mortgages	701	1	1,089	1
Home equity	—	—	—	—
Commercial	2,054	2	3,510	20
Consumer and other	—	—	—	—
	6,827	16	7,516	21
With an allowance recorded:
Commercial	3,648	41	2,290	24
Real Estate:
Construction, land and land development	4,430	55	15,023	161
1-4 family residential first mortgages	—	2	390	7
Home equity	451	7	78	—
Commercial	1,571	24	1,273	24
Consumer and other	—	—	37	1
	10,100	129	19,091	217
Total:
Commercial	3,904	50	3,097	24
Real Estate:
Construction, land and land development	8,246	59	17,133	161
1-4 family residential first mortgages	701	3	1,479	8
Home equity	451	7	78	—
Commercial	3,625	26	4,783	44
Consumer and other	—	—	37	1
	$16,927	$145	$26,607	$238
The following table reconciles the balance of nonaccrual loans with impaired loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Nonaccrual loans	$6,457	$6,400
Troubled debt restructured loans	656	856
Other impaired loans still accruing interest	9,602	9,695
Total impaired loans	$16,715	$16,951
The balance of impaired loans at March 31, 2013 and December 31, 2012 was comprised of 20 and 22 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$221	$—	$318	$539	$254,952	$255,491	$—
Real estate:
Construction, land and
land development	—	—	3,356	3,356	104,426	107,782	—
1-4 family residential
first mortgages	200	264	295	759	46,198	46,957	—
Home equity	235	27	—	262	25,750	26,012	—
Commercial	1,004	—	1,170	2,174	493,190	495,364	—
Consumer and other	154	—	—	154	5,728	5,882	—
Total	$1,814	$291	$5,139	$7,244	$930,244	$937,488	$—
Nonaccrual loans included
above	$294	$180	$5,139	$5,613	$844	$6,457

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$146	$—	$331	$477	$281,647	$282,124	$—
Real estate:
Construction, land and
land development	—	—	3,356	3,356	118,555	121,911	—
1-4 family residential
first mortgages	89	143	152	384	48,896	49,280	—
Home equity	279	27	—	306	25,230	25,536	—
Commercial	38	236	1,744	2,018	439,839	441,857	—
Consumer and other	195	—	—	195	6,904	7,099	—
Total	$747	$406	$5,583	$6,736	$921,071	$927,807	$—
Nonaccrual loans included
above	$74	$236	$5,583	$5,893	$507	$6,400

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$233,739	$14,914	$6,838	$—	$255,491
Real estate:
Construction, land and land development	81,137	14,645	12,000	—	107,782
1-4 family residential first mortgages	44,944	1,014	999	—	46,957
Home equity	25,129	127	756	—	26,012
Commercial	474,720	7,430	13,214	—	495,364
Consumer and other	5,848	34	—	—	5,882
Total	$865,517	$38,164	$33,807	$—	$937,488

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$258,677	$17,234	$6,213	$—	$282,124
Real estate:
Construction, land and land development	94,855	15,030	12,026	—	121,911
1-4 family residential first mortgages	47,392	861	1,027	—	49,280
Home equity	24,659	105	772	—	25,536
Commercial	420,888	8,101	12,868	—	441,857
Consumer and other	7,063	36	—	—	7,099
Total	$853,534	$41,367	$32,906	$—	$927,807
All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval, and they change as circumstances dictate during the term of the loan. The Company utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column and rating 9 included in the Doubtful column. The Substandard column includes all loans classified as impaired, which are included in the specific evaluation of the allowance for loan losses.

Risk rating 1: The loan is secured by cash equivalent collateral.

Risk rating 2: The loan is secured by properly margined marketable securities, bonds or cash surrender value of life insurance.

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

Risk rating 5: The borrower's financial condition is less than satisfactory. The loan is still generally paying as agreed, but strained cash flow may cause some slowness in payments. The collateral values adequately preclude loss on the loan. Financial characteristics and trends lag industry statistics. There may be noncompliance with loan covenants.

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

Risk rating 8: All of the characteristics of rating 7 exist with the added condition that the loan is past due more than 90 days or there is reason to believe the Company will not receive its principal and interest according to the terms of the loan agreement.

Risk rating 9: All of the weaknesses inherent in risk ratings 7 and 8 exist with the added condition that collection or liquidation, on the basis of currently known facts, conditions and values, is highly questionable and improbable. A loan reaching this category would most likely be charged off.

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5, and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of criticized loans.

In addition to the Company's internal credit monitoring practices and procedures, an outsourced independent credit review function is in place to further assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point that it is not able to make scheduled principal and interest payments and any collateral securing the loan has declined in value. The risk of declining collateral values is present for most types of loans.

Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, inventory and accounts receivable, and capital expenditure loans to finance equipment and other fixed assets.  These loans generally have short maturities, have either adjustable or fixed interest rates, and are either unsecured or secured by inventory, accounts receivable and/or fixed assets. For commercial loans the primary source of repayment is from the operation of the business.

Real estate loans include various types of loans for which the Company holds real property as collateral and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every 5 years with payments based on up to 30-year amortization periods.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities of up to 24 months. The Company's loan policy includes minimum appraisal and other credit guidelines.

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate.  The majority of the Company's consumer lending is for vehicles, consolidation of personal debts and household improvements. For consumer loans, including 1-4 family residential and home equity loans, the source of repayment typically consists of wages.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The following tables detail changes in the allowance for loan losses by segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(199)	—	—	(5)	—	—	(204)
Recoveries	23	—	94	23	2	15	157
Provision (1)	37	(188)	(128)	(48)	504	(27)	150
Ending balance	$3,977	$4,428	$603	$538	$6,070	$16	$15,632

	Three Months Ended March 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	—	(42)	(39)	(95)	—	(12)	(188)
Recoveries	47	—	7	5	—	2	61
Provision (1)	(540)	604	51	(141)	30	(4)	—
Ending balance	$3,916	$4,134	$1,234	$601	$6,697	$69	$16,651

(1)
The negative provisions for the various segments are primarily related to the decline in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,397	$3,000	$21	$68	$523	$—	$5,009
Collectively evaluated for impairment	2,580	1,428	582	470	5,547	16	10,623
Total	$3,977	$4,428	$603	$538	$6,070	$16	$15,632

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,297	$3,000	$—	$86	$523	$—	$4,906
Collectively evaluated for impairment	2,819	1,616	637	482	5,041	28	10,623
Total	$4,116	$4,616	$637	$568	$5,564	$28	$15,529

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2013 and December 31, 2012.

	March 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,802	$8,240	$653	$443	$3,577	$—	$16,715
Collectively evaluated for impairment	251,689	99,542	46,304	25,569	491,787	5,882	920,773
Total	$255,491	$107,782	$46,957	$26,012	$495,364	$5,882	$937,488

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,897	$8,266	$679	$458	$3,651	$—	$16,951
Collectively evaluated for impairment	278,227	113,645	48,601	25,078	438,206	7,099	910,856
Total	$282,124	$121,911	$49,280	$25,536	$441,857	$7,099	$927,807

5. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amount of the interest rate swaps does not represent amounts exchanged by the counterparties. The notional amount of a derivative is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has variable rate funding, which creates exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions, with a total notional amount of $80,000, to effectively convert $80,000 of its variable rate FHLB advances to fixed interest rate debt as of the forward-starting date of the swap transactions. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $80,000 of the Company's FHLB advances with quarterly interest rate reset dates. At inception, the Company asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 6 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2013, and the Company expects there will be no reclassification from accumulated other comprehensive income to interest expense for the next twelve months through March 31, 2014. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. The Company was required to pledge investment securities totaling $281 at March 31, 2013. There was no collateral pledged from the counterparty to the Company as of March 31, 2013. There is the possibility that the Company may need to pledge additional collateral in the future.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The effective dates on the interest rate swaps executed on December 21, 2012, range from December 2014 to December 2015 and the interest rate swaps have maturity dates ranging from December 2019 to September 2020. Under these interest rate swap contracts, the Company will pay a fixed rate of 2.10 to 2.52 percent and receive a variable rate equal to three-month LIBOR plus 0.29 to 0.31 percent.

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2013 and December 31, 2012.

March 31, 2013	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	$25,000	$(135)	Other Liabilities	0.57%	2.10%	12/23/2019	(1)
Interest rate swap	25,000	(103)	Other Liabilities	0.59%	2.34%	6/22/2020	(2)
Interest rate swap	30,000	(98)	Other Liabilities	0.59%	2.52%	9/21/2020	(3)

December 31, 2012	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	$25,000	$(239)	Other Liabilities	0.60%	2.10%	12/23/2019
Interest rate swap	25,000	(238)	Other Liabilities	0.62%	2.34%	6/22/2020
Interest rate swap	30,000	(267)	Other Liabilities	0.62%	2.52%	9/21/2020
The table below identifies the pre-tax gains recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2013.

		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$104	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	135	Interest Expense	—	Other Income	—
Interest rate swap	(3)	169	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

6. Fair Value Measurements

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

Securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities, and such items so valued are classified within Level 1 of the fair value hierarchy. Examples include U.S. Treasury securities, certain corporate bonds and preferred stocks. For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. Securities measured at fair value by such methods are classified as Level 2. The fair values of Level 2 securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3. The fair value of these securities is based on management's best estimates.

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivative is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration.

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2013 and December 31, 2012.

	March 31, 2013
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$13,052	$—	$13,052	$—
State and political subdivisions	73,277	—	73,277	—
Collateralized mortgage obligations	216,081	—	216,081	—
Mortgage-backed securities	70,467	—	70,467	—
Trust preferred securities	2,315	—	884	1,431
Corporate notes and other investments	10,430	9,843	587	—
Total assets measured at fair value on a recurring basis	$385,622	$9,843	$374,348	$1,431

Derivative instruments:
Interest rate swaps	$336	$—	$336	$—
Total liabilities measured at fair value on a recurring basis	$336	$—	$336	$—

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$13,034	$—	$13,034	$—
State and political subdivisions	56,761	—	56,761	—
Collateralized mortgage obligations	173,594	—	173,594	—
Mortgage-backed securities	38,424	—	38,424	—
Trust preferred securities	2,095	—	761	1,334
Corporate notes and other investments	8,406	7,780	626	—
Total assets measured at fair value on a recurring basis	$292,314	$7,780	$283,200	$1,334

Derivative instruments:
Interest rate swaps	$744	$—	$744	$—
Total liabilities measured at fair value on a recurring basis	$744	$—	$744	$—
The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Beginning balance	$1,334	$1,245
Transfer into level 3	—	—
Total gains or (losses):
Included in earnings	—	(46)
Included in other comprehensive income	97	(10)
Sale of security	—	—
Principal payments	—	—
Ending balance	$1,431	$1,189
The activity in the previous table consisted of one pooled TPS (ALESCO Preferred Funding X, Ltd.).

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of March 31, 2013 and December 31, 2012.

	March 31, 2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$5,333	$—	$—	$5,333
Other real estate owned	8,232	—	—	8,232
Total	$13,565	$—	$—	$13,565

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$5,182	$—	$—	$5,182
Other real estate owned	8,304	—	—	8,304
Total	$13,486	$—	$—	$13,486

Loans in the previous tables consist of impaired loans for which a fair value adjustment has been recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate or business assets such as equipment, inventory or accounts receivable. Fair value is determined by appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

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

Short-term and other borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximates their fair values.  Fair values of FHLB advances and subordinated notes are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

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

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$34,634	$34,634	$60,417	$60,417
Federal funds sold and other short-term
investments	Level 1	22,534	22,534	111,057	111,057
Securities available for sale	See previous table	385,622	385,622	292,314	292,314
Federal Home Loan Bank stock	Level 1	11,829	11,829	11,789	11,789
Loans held for sale	Level 2	1,724	1,741	3,363	3,409
Loans, net	Level 2	921,399	937,029	911,872	928,048
Accrued interest receivable	Level 1	4,645	4,645	3,652	3,652
Financial liabilities:
Deposits	Level 2	1,113,455	1,114,770	1,134,576	1,136,378
Federal funds purchased and securities sold
under agreements to repurchase	Level 1	64,258	64,258	55,596	55,596
Accrued interest payable	Level 1	510	510	472	472
Subordinated notes	Level 2	20,619	11,858	20,619	12,010
Federal Home Loan Bank advances, net	Level 2	94,265	94,761	93,890	95,741
Interest rate swaps	See previous table	336	336	744	744
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

7. Stock Compensation Plans

At the Company's annual meeting of shareholders on April 26, 2012, the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the shareholders. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. The Compensation Committee will determine the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of March 31, 2013 and December 31, 2012, 668,707 and 733,207 shares, respectively, of the Company's common stock remained available for future awards under the 2012 Plan.

Under the 2012 Plan, the Company may grant restricted stock unit (RSU) awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. On March 25, 2013, 64,500 RSUs that vest 20 percent annually beginning on the first anniversary of the grant date were granted to certain executive officers and other employees. All RSUs were granted at no cost to the participants and the participants will not be entitled to dividends until the RSUs have vested. Each outstanding RSU entitles the participant to receive one share of common stock within 30 days of the vesting date, the participant's termination due to death or disability, or a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the outstanding RSUs will continue to vest, subject to provisions of the 2012 Plan.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following is a summary of nonvested RSU activity for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share
Nonvested shares, beginning of period	66,793	$9.74
Granted	64,500	11.06
Vested	—	—
Forfeited	—	—
Nonvested shares, end of period	131.293	$10.39
The Company recognizes compensation expense for stock-based awards based on the fair value of the award at the grant date and based upon the number of awards ultimately expected to vest. The fair value of nonvested RSUs granted is equal to the fair market value of the underlying common stock at the grant date. Because the RSU participants do not have dividend rights prior to vesting, the initial unamortized expense amount is the discounted value of future cash flows omitting projected dividends during the vesting period. Compensation expense is recognized on the straight-line method over the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation as all RSUs are expected to vest.

Total compensation expense recorded for the RSUs was $63 for the three months ended March 31, 2013. As of March 31, 2013, there was $1,030 of unrecognized compensation expense related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized is approximately 3.9 years.

8.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share for the three months ended March 31, 2013 reflect the potential dilution that could occur if the Company's outstanding RSUs were vested. There were no outstanding RSUs at March 31, 2012. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised during the time period they were outstanding and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2013 and 2012 is presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share information)	2013	2012
Net income	$3,948	$3,977

Weighted average common shares outstanding	17,404	17,404
Restricted stock units outstanding	79	—
Diluted weighted average common shares outstanding	17,483	17,404

Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

9.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized losses of any OTTI securities, and the effective portion of the change in value of derivative instruments.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2013 and 2012.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Other comprehensive income (loss) before
reclassifications	60	(679)	253	(366)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income
(loss)	60	(679)	253	(366)
Balance, March 31, 2013	$(1,699)	$3,467	$(208)	$1,560

Balance, December 31, 2011	$(1,940)	$2,594	$—	$654
Net current period other comprehensive income
(loss)	(6)	238	—	232
Balance, March 31, 2012	$(1,946)	$2,832	$—	$886
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding gains arising during period	$97	$(37)	$60
Less: reclassification adjustment for net losses realized in net income	—	—	—
Net unrealized holding gains for securities with OTTI	97	(37)	60
Unrealized losses on securities without OTTI:
Unrealized holding losses arising during the period	(1,094)	415	(679)
Less: reclassification adjustment for net gains realized in net income	—	—	—
Net unrealized losses on securities without OTTI	(1,094)	415	(679)
Unrealized gains on derivatives	408	(155)	253
Other comprehensive (loss)	$(589)	$223	$(366)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

	Three Months Ended March 31, 2012
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related losses on securities with OTTI:
Unrealized holding losses arising during period	$(56)	$21	$(35)
Less: reclassification adjustment for net losses realized in net income	46	(17)	29
Net unrealized holding (losses) for securities with OTTI	(10)	4	(6)
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	352	(134)	218
Less: reclassification adjustment for net losses realized in net income	33	(13)	20
Net unrealized gains on securities without OTTI	385	(147)	238
Other comprehensive income	$375	$(143)	$232
10.  Deferred Income Taxes

Net deferred tax assets consist of the following as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Allowance for loan losses	$5,940	$5,901
Investment security impairment	106	106
Net unrealized losses on interest rate swaps	128	283
Intangibles	1,619	1,695
Other real estate owned	1,474	1,475
Accrued expenses	587	766
Other deferred tax assets	301	288
State net operating loss carryforward	550	529
Capital loss carryforward	4,065	4,065
Net deferred loan fees and costs	(254)	(272)
Net unrealized gains on securities available for sale	(1,085)	(1,463)
Premises and equipment	(607)	(513)
Loans	(918)	(878)
Other deferred tax liabilities	(280)	(291)
Net deferred tax assets before valuation allowance	11,626	11,691
Valuation allowance	(4,721)	(4,700)
Net deferred tax assets	$6,905	$6,991

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

11.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of March 31, 2013 and December 31, 2012 consisted of the following approximate amounts.

	March 31, 2013	December 31, 2012
Commitments to extend credit	$429,534	$360,879
Standby letters of credit	3,787	10,488
	$433,321	$371,367

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2014.  At March 31, 2013, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $412.

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank debit card transactions, but not checks or Automated Clearing House items, are usurious under Iowa law, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment in consumer demand accounts violated various alleged duties of good faith. West Bank believes the allegations in the lawsuit are factually and legally incorrect in multiple material ways. West Bank is vigorously defending the action. The amount of potential loss, if any, cannot be reasonably estimated now because there are substantial and different defenses concerning the various claims of potential liability, class certification and damages.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “should,” “anticipates,” “projects,” “future,” “may,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values, or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and non-bank competitors; changes in local and national economic conditions; changes in regulatory requirements, limitations and costs; changes in customers' acceptance of the Company's products and services; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED MARCH 31, 2013
(dollars in thousands, except per share amounts)

OVERVIEW

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's consolidated financial condition as of the end of the first quarter 2013.  Results of operations for the quarter ended March 31, 2013 are compared to the results for the same period in 2012, and the consolidated financial condition of the Company as of March 31, 2013 is compared to balances as of December 31, 2012.

Net income for the quarter ended March 31, 2013 was $3,948 compared to $3,977 for the quarter ended March 31, 2012. Basic and diluted earnings per common share were $0.23 for both of these quarters.  The Company's annualized return on average equity and return on average assets for the quarter ended March 31, 2013 were 11.84 and 1.12 percent, respectively, compared to 12.82 and 1.23 percent, respectively, for the quarter ended March 31, 2012.

For the quarter ended March 31, 2013, net interest income increased $646 compared to the first quarter of 2012. The increase was primarily due to the combination of lower market interest rates on deposits and the December 2012 modification of $80,000 of FHLB advances, in conjunction with a higher level of earning assets. On a year-to-date basis, the provision for loan losses was $150 while no provision was recorded in the quarter ended March 31, 2012. Nonperforming loans continued to decline in the first quarter of 2013 compared to the total as of December 31, 2012.

Offsetting the increase in net interest income for the first quarter of 2013 compared to the prior year was a $236 reduction in gains and fees on sales of residential mortgages and an increase of $333 in salaries and employee benefits.

During the first quarter of 2013, total loans outstanding increased $9,630, and they grew $87,990 compared to March 31, 2012. Management believes the loan portfolio will continue to grow during 2013 as the pipeline for new loans remains strong. Contributing to the expected growth will be the March 18, 2013 opening of a loan production office in Rochester, Minnesota. As of March 31, 2013, the allowance for loan losses was 1.67 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

First quarter 2013 investment securities purchases of approximately $114,100 caused the investment portfolio to grow by $93,308 compared to December 31, 2012. The purchases were made in a planned effort to reduce the level of federal funds sold and to enhance the net interest margin.

The Board of Directors declared a quarterly dividend of $0.10 per common share at its meeting on April 24, 2013. The dividend is payable on May 28, 2013, to shareholders of record as of May 8, 2013.

(dollars in thousands, except per share information)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2013 compared with the same period in 2012.

	Three Months Ended March 31,
	2013	2012	Change	Change %
Net income	$3,948	$3,977	$(29)	(0.7)%
Average assets	1,424,118	1,296,711	127,407	9.8%
Average stockholders' equity	135,232	124,800	10,432	8.4%

Return on average assets	1.12%	1.23%	(0.11)%
Return on average equity	11.84%	12.82%	(0.98)%
Efficiency ratio	53.87%	51.82%	2.05%
Dividend payout ratio	44.07%	34.98%	9.09%
Average equity to average assets ratio	9.50%	9.62%	(0.12)%

	As of March 31,
	2013	2012	Change
Texas ratio	11.03%	15.28%	(4.25)%
Equity to assets ratio	9.50%	9.56%	(0.06)%
Tangible common equity ratio	9.50%	9.56%	(0.06)%
Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains and net impairment losses) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

(dollars in thousands, except per share information)

Net Interest Income

The following table shows average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2013	2012	Change	Change- %	2013	2012	Change	Change- %	2013	2012	Change
Interest-earning assets:
Loans:
Commercial	$259,313	$258,216	$1,097	0.42%	$2,891	$3,247	$(356)	(10.96)%	4.52%	5.06%	(0.54)%
Real estate	648,894	583,615	65,279	11.19%	8,062	8,050	12	0.15%	5.04%	5.55%	(0.51)%
Consumer and other	6,727	5,995	732	12.21%	80	71	9	12.68%	4.82%	4.76%	0.06%
Total loans	914,934	847,826	67,108	7.92%	11,033	11,368	(335)	(2.95)%	4.89%	5.39%	(0.50)%

Investment securities:
Taxable	272,225	250,658	21,567	8.60%	1,099	970	129	13.30%	1.61%	1.55%	0.06%
Tax-exempt	62,824	51,987	10,837	20.85%	753	760	(7)	(0.92)%	4.79%	5.85%	(1.06)%
Total investment securities	335,049	302,645	32,404	10.71%	1,852	1,730	122	7.05%	2.21%	2.29%	(0.08)%

Federal funds sold and short-
term investments	99,918	68,966	30,952	44.88%	63	42	21	50.00%	0.26%	0.25%	0.01%
Total interest-earning assets	$1,349,901	$1,219,437	$130,464	10.70%	12,948	13,140	(192)	(1.46)%	3.89%	4.33%	(0.44)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$610,974	$519,806	$91,168	17.54%	373	561	(188)	(33.51)%	0.25%	0.43%	(0.18)%
Time deposits	181,133	169,667	11,466	6.76%	505	719	(214)	(29.76)%	1.13%	1.70%	(0.57)%
Total deposits	792,107	689,473	102,634	14.89%	878	1,280	(402)	(31.41)%	0.45%	0.75%	(0.30)%
Other borrowed funds	183,188	209,066	(25,878)	(12.38)%	870	1,248	(378)	(30.29)%	1.93%	2.40%	(0.47)%
Total interest-bearing
liabilities	$975,295	$898,539	$76,756	8.54%	1,748	2,528	(780)	(30.85)%	0.73%	1.13%	(0.40)%

Tax-equivalent net interest income					$11,200	$10,612	$588	5.54%
Net interest spread									3.16%	3.20%	(0.04)%
Net interest margin									3.36%	3.50%	(0.14)%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.

(dollars in thousands, except per share information)

For the three months ended March 31, 2013, the net interest margin declined 14 basis points to 3.36 percent compared to the three months ended March 31, 2012. Despite the reduction in the net interest margin, tax-equivalent net interest income for the three months ended March 31, 2013, increased $588 as interest expense on interest-bearing liabilities and borrowings declined more than interest income on interest-earning assets. Management believes the net interest margin will remain under pressure if interest rates stay at these historically low levels as is currently expected. Two management actions taken in December 2012 and during the first quarter of 2013 will assist in maintaining the net interest margin. The first was the modification of $80,000 of the Company's FHLB advances in December 2012. The FHLB advances were refinanced as variable rate borrowings tied to three-month LIBOR. The overall interest rate effective as of March 31, 2013 on the FHLB advances was 2.84 percent, including amortization of prepayment fees. To prevent a negative impact to interest expense in the long-term, the Company entered into forward-starting interest rate swaps that, in effect, convert the payment streams to a fixed interest rate beginning in 2014 and 2015. The second action was the decision to reinvest federal funds sold in investment securities in the first quarter of 2013. Approximately $114,100 was invested during the first quarter of 2013.

The average yield on loans declined by 50 basis points, while the average loan volume for the three months ended March 31, 2013 increased almost eight percent, as the Company focused on expanding existing customer relationships and developing new relationships. The net effect caused year-to-date interest income to fall by $335.  The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

For the first three months of 2013, the average balance of investment securities was $32,404 higher than in the first three months of 2012, while the yield declined 8 basis points. The decline in yield was caused by lower available yields in the market for purchases. As discussed earlier, the average balance of securities will increase in the second quarter of 2013 as over $65,000 worth of securities purchases occurred in March 2013.

The average rate paid on deposits for the first three months of 2013 declined to 0.45 percent from 0.75 percent for the same period last year and was 6 basis points lower than in the fourth quarter of 2012.  The lower market rates more than offset an increase in average interest-bearing deposit balances. Total interest expense on deposits declined by $402 compared to the first three months of 2012.

The average rate paid on other borrowings declined by 47 basis points compared to the first three months of 2012 primarily due to the previously mentioned refinancing of the FHLB borrowings.  The rate on the FHLB advances declined to 2.87 percent for the three months ended March 31, 2013 compared to 3.90 percent for the three months ended March 31, 2012. The rate on the Company's subordinated notes is variable with the rate tied to LIBOR. The average rate during the first three months of 2013 was 3.47 percent compared to 3.76 percent for the first three months of 2012.

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

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or information acquired later.  Furthermore, changes in future economic activity are always uncertain.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans.  Those agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examinations.

(dollars in thousands, except per share information)

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2013 and 2012 and related ratios.

	Analysis of the Allowance for Loan Losses for the
	Three Months Ended March 31,
	2013	2012	Change
Balance at beginning of period	$15,529	$16,778	$(1,249)
Charge-offs	(204)	(188)	(16)
Recoveries	157	61	96
Net charge-offs	(47)	(127)	80
Provision for loan losses charged to operations	150	—	150
Balance at end of period	$15,632	$16,651	$(1,019)

Average loans outstanding, excluding loans held for sale	$912,494	$846,110

Ratio of annualized net charge-offs during the period to average
loans outstanding	0.02%	0.06%

Ratio of allowance for loan losses to average loans outstanding	1.71%	1.97%

The allowance for loan losses represented 219.77 percent of nonperforming loans at March 31, 2013, compared to 214.02 percent at December 31, 2012. The 2013 year-to-date provision was $150 while no provision was recorded in the first quarter of 2012. Out of the total charge-offs of $204 for the first quarter of 2013, $199 related to one customer.

The Company has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans and construction or land development loans.  The Company's typical commercial borrower is a small or medium-sized, privately-owned Iowa business entity.  The Company's commercial loans typically have greater credit risks than residential mortgages or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans due to reduced cash flows, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

(dollars in thousands, except per share information)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$708	$730	$(22)	(3.01)%
Debit card usage fees	393	378	15	3.97%
Trust services	239	204	35	17.16%
Gains and fees on sales of residential mortgages	511	747	(236)	(31.59)%
Increase in cash value of bank-owned life insurance	160	199	(39)	(19.60)%
Investment securities impairment losses	—	(46)	46	100.00%
Realized investment securities losses, net	—	(33)	33	100.00%
Other income	210	222	(12)	(5.41)%
Total noninterest income	$2,221	$2,401	$(180)	(7.50)%
The decline in service charges on deposit accounts was primarily caused by lower overdraft and return item charges, which exceeded an increase in fees on commercial accounts.

Debit card usage fees grew slightly in the first quarter of 2013 as customers continue to move away from traditional check writing.  We believe these fees may decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than ten billion dollars in assets, are exempt from the cap, industry groups believe the price controls may have a negative impact on community banks over time.

Revenue from trust services increased as a result of a combination of new business and strong asset values resulting from favorable market conditions.

The volume of originations of residential mortgages sold into the secondary market during the first quarter of 2013 increased slightly to $29,018 from $26,657 for the same time period in 2012. The low interest rate environment along with an improved level of home sales in the Company's market areas has helped maintain the volume of loans. Despite the increase in volume, total revenue declined for two reasons compared to the same time period a year ago. The first was the recognition of lower profit margins on sales due to the rise in mortgage rates compared to the same time period a year ago. The second was a lower proportion of refinancings as compared to purchase transactions, which have a lower level of profit per loan. Approximately 70 percent of the originations in the first quarter 2013 involved homeowners refinancing current mortgages. The Company plans to continue to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Improvements in the level of home sales along with the staff additions are expected to provide a strong volume of originations throughout 2013.

The lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies, which are attributable to the low interest rate environment.

As of March 31, 2013, the Company held one pooled TPS it considered to have OTTI. As a result of the quarterly valuations of this security, no credit loss was recognized in the first quarter of 2013 and $46 was recognized in the first quarter of 2012. One corporate security was sold at a loss of $33 in the first quarter of 2012.

(dollars in thousands, except per share information)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Three Months Ended March 31,
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$3,969	$3,636	$333	9.16%
Occupancy	933	857	76	8.87%
Data processing	483	501	(18)	(3.59)%
FDIC insurance expense	189	166	23	13.86%
Other real estate owned expense	16	82	(66)	(80.49)%
Professional fees	303	292	11	3.77%
Consulting fees	57	186	(129)	(69.35)%
Other expenses:
Marketing	92	56	36	64.29%
Business development	141	118	23	19.49%
Director fees	127	103	24	23.30%
Insurance expense	98	83	15	18.07%
Bank service charges and investment advisory fees	120	128	(8)	(6.25)%
Supplies	63	77	(14)	(18.18)%
Miscellaneous losses	72	29	43	148.28%
All other	583	551	32	5.81%
Total other	1,296	1,145	151	13.19%
Total noninterest expense	$7,246	$6,865	$381	5.55%
The increase in salaries and employee benefits for the first quarter of 2013 consisted of normal salary increases plus salaries for employees added in the past year ($221), higher bonus accruals ($46) and higher benefit costs ($62). The benefit cost increases were primarily for health insurance and 401(k) plan expenses.

Occupancy expense increased compared to the first quarter of 2012 due to higher depreciation and equipment service contract expenses due to technology upgrades, and higher rental expense as additional space was leased within the Company's headquarters location.

FDIC insurance expense increased in the first quarter of 2013 because of the increase in total average assets. The assessment rate held steady compared to 2012.

Other real estate owned expense in the first quarter of 2013 declined $66 compared to the prior year due to the prior year including property valuation write-downs of $123, resulting from updated appraisals and estimated disposal costs. The Company's practice is to obtain updated appraisals at least annually.

Consulting fees declined year-over-year as a number of projects were completed in 2012 and will not be repeated in 2013. Marketing expense grew primarily as a result of costs related to opening an upgraded office in West Des Moines and the opening of the previously mentioned loan production office in Minnesota. The increase in the business development costs was the result of expanding sponsorships of local events in the communities we serve. Director fees increased by $24 compared to the first quarter of 2012 due to the recognition of stock-based compensation expense related to the grant of RSUs.

Miscellaneous losses grew as the result of increased fraudulent debit card and check forgery activity during the first quarter of 2013 compared to 2012.

(dollars in thousands, except per share information)

Income Tax Expense

The Company recorded income tax expense of $1,701 (30.1 percent of pre-tax income), for the three months ended March 31, 2013, compared with $1,737 (30.4 percent of pre-tax income), for the three months ended March 31, 2012.  The Company's consolidated income tax rate varies from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit for the years ended December 31, 2013 and 2012 is $420 for each year, with 2013 being the last year for the credit.

FINANCIAL CONDITION

Total assets as of March 31, 2013 declined minimally compared to total assets as of December 31, 2012, while certain components had positive growth.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased $93,308 to $385,622 at March 31, 2013, compared to December 31, 2012. The increase was caused by the planned reinvestment of low-rate federal funds sold into securities in an effort to enhance net interest income.

As of March 31, 2013, approximately 74 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Approximately 84 percent of all year-to-date 2013 security purchases have been in these categories of securities. During the first quarter of 2013, the Company also purchased approximately $16,300 of securities originated by municipalities in states other than Iowa, due to their somewhat higher yields compared to Iowa municipalities with similar credit risks.

At March 31, 2013, the most significant risk of a future impairment charge related to the Company's investment in a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of March 31, 2013, this TPS, with a cost basis of $4,171, was valued at $1,431.  Management first considered this pooled TPS to have OTTI in 2009.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at March 31, 2013, has already been recorded against equity.

Loans and Nonperforming Assets

Loans outstanding increased $9,630 from December 31, 2012 to $937,031 as of March 31, 2013. Management believes the loan portfolio will continue to grow as the economy improves and as the result of continuing business development efforts. The volume of loans in the pipeline continues to show improvement and the March 18, 2013 addition of the Rochester, Minnesota, loan production office and its experienced lenders should also assist in growing the loan portfolio. Credit quality of the Company's loan portfolio has improved in the first three months of the year as shown in the table below. Total nonperforming loans declined $143 from December 31, 2012. Moreover, on April 5, 2013, a $3,356 nonaccrual construction loan was paid off in full, thus reducing nonaccrual loans and nonperforming assets to $3,101 and $13,420, respectively. Management continues to devote significant resources to monitoring and reducing nonperforming assets.

(dollars in thousands, except per share information)

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items as of the dates shown.

	March 31, 2013	December 31, 2012	Change
Nonaccrual loans	$6,457	$6,400	$57
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	656	856	(200)
Total nonperforming loans	7,113	7,256	(143)
Other real estate owned	8,232	8,304	(72)
Nonaccrual investment securities	1,431	1,334	97
Total nonperforming assets	$16,776	$16,894	$(118)

Nonperforming loans to total loans	0.76%	0.78%	(0.02)%
Nonperforming assets to total assets	1.17%	1.17%	—

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. As of March 31, 2013 and December 31, 2012, there was one TDR loan with a balance of $744 and $810, respectively, included in the nonaccrual category.

The following tables set forth the activity within each category of nonperforming loans and assets for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	97	97
Additions	343	5	—	348	—	—	348
Upgrade in classification	—	—	(186)	(186)	—	—	(186)
Sales	—	—	—	—	(72)	—	(72)
Subsequent write-downs/
impairment	(199)	(5)	—	(204)	—	—	(204)
Payments	(87)	—	(14)	(101)	—	—	(101)
Balance at end of period	$6,457	$—	$656	$7,113	$8,232	$1,431	$16,776

	Three Months Ended March 31, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Increase in fair market value	—	—	—	—	—	(10)	(10)
Additions	86	—	28	114	114	—	228
Sales	—	—	—	—	(970)	—	(970)
Subsequent write-downs/
impairment	(15)	—	—	(15)	(148)	(46)	(209)
Payments	(87)	—	(14)	(101)	—	—	(101)
Balance at end of period	$8,556	$—	$2,135	$10,691	$9,963	$1,189	$21,843

(dollars in thousands, except per share information)

The following table provides the composition of other real estate owned as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Construction, land development and other land	$7,895	$7,967
1-4 family residential properties	223	223
Commercial properties	114	114
	$8,232	$8,304
The Company is actively marketing the assets included in the previous table.  There has been increased interest from potential buyers but demand for commercial real estate and development land remains low, and we believe potential buyers are searching for bargains.  Valuations of other real estate owned are performed by management at least annually, so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of March 31, 2013, the construction and land development category included four properties in the Des Moines metropolitan area, one property in Missouri and one property in Arkansas.  The 1-4 family residential category consisted of one home in the Iowa City area and one in the Des Moines area. The commercial properties consisted of one commercial facility in the Des Moines area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 6 to the financial statements.

Deposits

Total deposits were $1,113,455 as of March 31, 2013, a slight decline compared to December 31, 2012.  The majority of the decline was in noninterest-bearing demand accounts. This is considered a normal fluctuation as corporate customers' liquidity needs vary at any given time.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase increased $8,662 in the first three months of 2013 to $64,258, with the increase attributed to federal funds purchased. Federal funds purchased consist of funds sold to West Bank by three Iowa banks as part of the correspondent bank services provided by West Bank. Securities sold under agreements to repurchase are also very fluid funds which fluctuate based on the needs of our customers. There were no changes in long-term borrowings in the first three months of 2013.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $57,168 as of March 31, 2013, compared with $171,474 as of December 31, 2012.  The decline was primarily caused by the planned purchases of investment securities in the first quarter of 2013.

West Bank had additional borrowing capacity available from the FHLB of approximately $83,300 at March 31, 2013.  In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks.  West Bank was not drawing on any of these lines of credit as of March 31, 2013.  Net cash from operating activities contributed $5,201 and $7,394 to liquidity for the three months ended March 31, 2013 and 2012, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provide strong liquidity for the Company as of March 31, 2013.

The Company's total stockholders' equity increased to $136,492 at March 31, 2013 from $134,587 at December 31, 2012.  The increase was primarily due to year-to-date net income less common stock dividends. At March 31, 2013, tangible common equity as a percent of tangible assets was 9.50 percent compared to 9.29 percent as of December 31, 2012.

(dollars in thousands, except per share information)

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Those requirements include a requirement for bank holding companies and their subsidiary banks to maintain a total capital to risk-weighted assets ratio of at least 8 percent, of which at least half must be Tier I capital, and a Tier I leverage ratio of at least 4 percent. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company's consolidated financial statements. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject to as of March 31, 2013.

During 2012, the federal bank regulatory agencies issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer and would change the risk-weightings of certain assets. During the fourth quarter of 2012, after hearing from many constituencies with concerns about the additional regulatory burdens the proposals would place on community banks and their holding companies, the implementation of these proposed rules was indefinitely delayed.

The Company is planning to build and own a new main office in the eastern Iowa market during the latter half of 2013. The construction will be funded with liquid assets.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$168,403	15.63%	$86,204	8.0%	N/A	N/A
West Bank	147,583	14.10%	83,724	8.0%	$104,655	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	154,906	14.38%	43,102	4.0%	N/A	N/A
West Bank	134,470	12.85%	41,862	4.0%	62,793	6.0%

Tier I Leverage
Consolidated	154,906	10.90%	56,824	4.0%	N/A	N/A
West Bank	134,470	9.57%	56,199	4.0%	70,249	5.0%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,995	15.56%	$85,331	8.0%	N/A	N/A
West Bank	145,252	14.03%	82,844	8.0%	$103,555	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	152,635	14.31%	42,666	4.0%	N/A	N/A
West Bank	132,276	12.77%	41,422	4.0%	62,133	6.0%

Tier I Leverage
Consolidated	152,635	11.23%	54,387	4.0%	N/A	N/A
West Bank	132,276	9.85%	53,722	4.0%	67,153	5.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2013 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2012.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2013 changed when compared to 2012.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the first quarter of 2013 in the litigation described in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2013. For additional information on this litigation, see Note 11 to the financial statements. The Company and West Bank are not parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank or any of the Company's property.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

West Bancorporation, Inc.
(Registrant)

April 25, 2013	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

April 25, 2013	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.