Form 10-Q
period 2013-06-30
WEST BANCORPORATION INC
filed 2013-07-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

Yes  ☐                      No  ☒

As of July 25, 2013, there were 15,969,464 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$36,024	$60,417
Federal funds sold and other short-term investments	5,238	111,057
Cash and cash equivalents	41,262	171,474
Securities available for sale	376,328	292,314
Federal Home Loan Bank stock, at cost	12,345	11,789
Loans held for sale	6,753	3,363
Loans	969,109	927,401
Allowance for loan losses	(15,959)	(15,529)
Loans, net	953,150	911,872
Premises and equipment, net	6,813	5,609
Accrued interest receivable	4,402	3,652
Bank-owned life insurance	26,060	25,730
Other real estate owned	7,980	8,304
Deferred tax assets	8,023	6,991
Other assets	8,530	7,077
Total assets	$1,451,646	$1,448,175
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$308,189	$367,281
Interest-bearing demand	155,025	160,745
Savings	496,513	428,710
Time of $100,000 or more	92,528	100,627
Other time	72,284	77,213
Total deposits	1,124,539	1,134,576
Federal funds purchased and securities sold under agreements to repurchase	65,671	55,596
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	94,638	93,890
Long-term debt	16,765	—
Accrued expenses and other liabilities	7,814	8,907
Total liabilities	1,330,046	1,313,588
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, no par value; authorized 50,000,000 shares; 15,969,464 and
17,403,882 shares issued and outstanding at June 30, 2013 and December 31,
2012, respectively	3,000	3,000
Additional paid-in capital	18,199	33,805
Retained earnings	100,621	95,856
Accumulated other comprehensive income (loss)	(220)	1,926
Total stockholders' equity	121,600	134,587
Total liabilities and stockholders' equity	$1,451,646	$1,448,175

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share information)	2013	2012	2013	2012
Interest income:
Loans, including fees	$11,327	$11,206	$22,235	$22,396
Securities:
Taxable securities	1,319	1,128	2,418	2,099
Tax-exempt securities	599	511	1,101	1,014
Federal funds sold and other short-term investments	16	51	79	93
Total interest income	13,261	12,896	25,833	25,602
Interest expense:
Deposits	858	1,271	1,737	2,550
Federal funds purchased and securities sold under
agreements to repurchase	26	29	53	66
Subordinated notes	177	186	354	379
Federal Home Loan Bank advances	662	1,019	1,327	2,038
Long-term debt	5	—	5	—
Total interest expense	1,728	2,505	3,476	5,033
Net interest income	11,533	10,391	22,357	20,569
Provision for loan losses	—	—	150	—
Net interest income after provision for loan
losses	11,533	10,391	22,207	20,569
Noninterest income:
Service charges on deposit accounts	735	738	1,443	1,468
Debit card usage fees	431	412	824	790
Trust services	238	190	477	394
Gains and fees on sales of residential mortgages	226	581	737	1,328
Increase in cash value of bank-owned life insurance	170	191	330	390
Gain from bank-owned life insurance	—	841	—	841
Investment securities impairment losses	—	(127)	—	(173)
Realized investment securities gains, net	—	279	—	246
Other income	217	241	427	463
Total noninterest income	2,017	3,346	4,238	5,747
Noninterest expense:
Salaries and employee benefits	3,986	3,571	7,955	7,207
Occupancy	1,000	875	1,933	1,732
Data processing	500	505	983	1,006
FDIC insurance expense	176	167	365	333
Other real estate owned expense (income)	(15)	906	1	988
Professional fees	333	287	636	579
Consulting fees	112	121	169	307
Other expenses	1,323	1,381	2,619	2,526
Total noninterest expense	7,415	7,813	14,661	14,678
Income before income taxes	6,135	5,924	11,784	11,638
Income taxes	1,837	1,541	3,538	3,278
Net income	$4,298	$4,383	$8,246	$8,360

Basic earnings per common share	$0.25	$0.25	$0.48	$0.48
Diluted earnings per common share	$0.25	$0.25	$0.48	$0.48
Cash dividends declared per common share	$0.10	$0.08	$0.20	$0.16
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$4,298	$4,383	$8,246	$8,360
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities for which a
portion of an other than temporary impairment
has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during
the period	185	(52)	282	(108)
Less: reclassification adjustment for impairment
losses realized in net income	—	127	—	173
Net unrealized gains on securities with
other than temporary impairment before
tax expense	185	75	282	65
Unrealized gains (losses) on securities without other
than temporary impairment before tax:
Unrealized holding gains (losses) arising during
the period	(6,422)	1,426	(7,516)	1,778
Less: reclassification adjustment for net gains
realized in net income	—	(279)	—	(246)
Net unrealized gains (losses) on other
securities before tax expense	(6,422)	1,147	(7,516)	1,532
Unrealized gains on derivatives arising during the
period before tax	3,365	—	3,773	—
Other comprehensive income (loss) before tax	(2,872)	1,222	(3,461)	1,597
Tax (expense) benefit related to other comprehensive
income (loss)	1,092	(464)	1,315	(607)
Other comprehensive income (loss), net of tax:	(1,780)	758	(2,146)	990
Comprehensive income	$2,518	$5,141	$6,100	$9,350

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except per share data)	Stock	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2011	$—	17,404	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	—	8,360	—	8,360
Other comprehensive income	—	—	—	—	—	990	990
Cash dividends declared, $0.16 per common share	—	—	—	—	(2,784)	—	(2,784)
Stock-based compensation costs	—	—	—	15	—	—	15
Balance, June 30, 2012	$—	17,404	$3,000	$33,702	$91,686	$1,644	$130,032

Balance, December 31, 2012	$—	17,404	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	—	8,246	—	8,246
Other comprehensive loss	—	—	—	—	—	(2,146)	(2,146)
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,481)	—	(3,481)
Repurchase and cancellation of common stock	—	(1,441)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	165	—	—	165
Issuance of common stock upon conversion of restricted
stock units	—	6	—	3	—	—	3
Balance, June 30, 2013	$—	15,969	$3,000	$18,199	$100,621	$(220)	$121,600

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$8,246	$8,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Net amortization and accretion	2,670	2,238
Loss on disposition of premises and equipment	6	123
Investment securities gains, net	—	(246)
Investment securities impairment losses	—	173
Stock-based compensation	165	15
Gain on sale of loans	(646)	(1,084)
Proceeds from sales of loans held for sale	53,212	53,755
Originations of loans held for sale	(56,092)	(52,359)
Gain on sale of other real estate owned	(60)	(105)
Write-down of other real estate owned	—	1,008
Gain from bank-owned life insurance	—	(841)
Increase in value of bank-owned life insurance	(330)	(390)
Depreciation	379	339
Deferred income taxes	282	927
Change in assets and liabilities:
Increase in accrued interest receivable	(750)	(383)
(Increase) decrease in other assets	1,570	(499)
Decrease in accrued expenses and other liabilities	(299)	(717)
Net cash provided by operating activities	8,503	10,314
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	44,944	49,103
Purchases of securities available for sale	(138,106)	(84,477)
Purchases of Federal Home Loan Bank stock	(1,458)	(1,226)
Proceeds from redemption of Federal Home Loan Bank stock	903	939
Net increase in loans	(41,291)	(20,512)
Net proceeds from sales of other real estate owned	334	475
Purchases of premises and equipment	(1,589)	(709)
Net cash used in investing activities	(136,263)	(56,407)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(10,037)	69,761
Net increase in federal funds purchased and securities sold under
agreements to repurchase	10,075	4,870
Proceeds from long-term borrowings	16,765	—
Common stock dividends paid	(3,481)	(2,784)
Repurchase and cancellation of common stock	(15,774)	—
Net cash provided by (used in) financing activities	(2,452)	71,847
Net increase (decrease) in cash and cash equivalents	(130,212)	25,754
Cash and Cash Equivalents:
Beginning	171,474	87,104
Ending	$41,262	$112,858

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,461	$5,214
Income taxes	3,075	2,236

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$477
Sale of other real estate owned financed by issuance of a loan	—	800
Purchases of premises financed by issuance of long-term borrowings	765	—
Bank-owned life insurance death benefit receivable	—	1,573

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2013 and December 31, 2012, the net income and comprehensive income for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Recent accounting developments: In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. For public companies, the amendments were effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

Other real estate owned includes real estate properties acquired through or in lieu of foreclosure.  Properties are initially recorded at fair value less estimated selling costs at the date of foreclosure, thus establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income and estimated fair value by security type as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,603	$302	$(39)	$12,866
State and political subdivisions	86,252	1,981	(2,606)	85,627
Collateralized mortgage obligations (1)	195,413	2,593	(1,670)	196,336
Mortgage-backed securities (1)	64,402	807	(958)	64,251
Trust preferred securities	5,918	—	(3,413)	2,505
Corporate notes and other investments	15,124	1	(382)	14,743
	$379,712	$5,684	$(9,068)	$376,328

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,614	$420	$—	$13,034
State and political subdivisions	54,075	2,754	(68)	56,761
Collateralized mortgage obligations (1)	170,557	3,140	(103)	173,594
Mortgage-backed securities (1)	36,965	1,459	—	38,424
Trust preferred securities	5,913	—	(3,818)	2,095
Corporate notes and other investments	8,341	69	(4)	8,406
	$288,465	$7,842	$(3,993)	$292,314

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $73,147 and $72,367 as of June 30, 2013 and December 31, 2012, respectively, were pledged as collateral on securities sold under agreements to repurchase, interest rate swaps and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of June 30, 2013, by contractual maturity, are shown in the following table.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the summary.

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$636	$644
Due after one year through five years	31,764	32,062
Due after five years through ten years	18,518	19,088
Due after ten years	67,495	62,569
	118,413	114,363
Collateralized mortgage obligations and mortgage-backed securities	259,815	260,587
Equity securities	1,484	1,378
	$379,712	$376,328

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The details of the sales of securities for the three and six months ended June 30, 2013 and 2012 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$—	$12,161	$—	$16,121
Gross gains on sales	—	288	—	288
Gross losses on sales	—	9	—	42
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies
and corporations	$4,950	$(39)	$—	$—	$4,950	$(39)
State and political subdivisions	48,831	(2,606)	—	—	48,831	(2,606)
Collateralized mortgage obligations	88,801	(1,659)	3,118	(11)	91,919	(1,670)
Mortgage-backed securities	37,871	(958)	—	—	37,871	(958)
Trust preferred securities	—	—	2,505	(3,413)	2,505	(3,413)
Corporate notes and other investments	13,911	(382)	—	—	13,911	(382)
	$194,364	$(5,644)	$5,623	$(3,424)	$199,987	$(9,068)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$5,617	$(62)	$305	$(6)	$5,922	$(68)
Collateralized mortgage obligations	19,477	(103)	—	—	19,477	(103)
Trust preferred securities	—	—	2,095	(3,818)	2,095	(3,818)
Corporate notes and other investments	1,032	(4)	—	—	1,032	(4)
	$26,126	$(169)	$2,400	$(3,824)	$28,526	$(3,993)

See Note 2 for a discussion of accounting policies related to securities with unrealized losses. As of June 30, 2013, the available for sale investment portfolio included two collateralized mortgage obligation securities and two trust preferred securities (TPS) with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in government agency securities, municipal obligations, all other collateralized mortgage obligations, mortgage-backed securities and corporate notes as of June 30, 2013, were due to market conditions, not reduced estimated cash flows. There was a significant increase in market interest rates in June 2013, particularly in the longer part of the interest rate curve. This caused a measurable decline in the fair market value of the bond portfolio. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI at June 30, 2013.

The Company believes the unrealized loss of $858 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. as of June 30, 2013, was due to market conditions, not reduced estimated cash flows.  The Company does not intend to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery and expects full principal and interest will be collected.  Therefore, the Company did not consider this investment to have OTTI at June 30, 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

As of June 30, 2013, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it has considered to have OTTI since 2009.  The Company engaged an independent consulting firm to assist in the valuation of this security.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, management determined the security had an estimated fair value of $1,616 at June 30, 2013.  Based on the valuation work performed, no additional credit loss was recognized in the six months ended June 30, 2013. A credit loss of $127 was recognized in the second quarter of 2012 and $173 was recognized during the first six months of 2012. The remaining unrealized loss of $2,555 is reflected in accumulated other comprehensive income, net of taxes of $971.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following table provides a roll forward of the cumulative amount of credit-related losses recognized in earnings for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$729	$572	$729	$526
Current period credit loss recognized in earnings	—	127	—	173
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to
sell or requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to
be collected	—	—	—	—
Balance at end of period	$729	$699	$729	$699

4. Loans and Allowance for Loan Losses

Loans consist of the following segments as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Commercial	$248,640	$282,124
Real estate:
Construction, land and land development	124,208	121,911
1-4 family residential first mortgages	47,967	49,280
Home equity	24,194	25,536
Commercial	516,131	441,857
Consumer and other loans	8,419	7,099
	969,559	927,807
Net unamortized fees and costs	450	406
	$969,109	$927,401
Real estate loans of approximately $466,000 and $397,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2013 and December 31, 2012, respectively.

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

A loan is classified as troubled debt restructured (TDR) when the Company concludes that a borrower is experiencing financial difficulties and a concession was granted that would not otherwise be considered. Concessions may include a restructuring of the loan terms to alleviate the burden on the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below-market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual or past due 90 days, rather than as a TDR, if they are not performing per the restructured terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of June 30, 2013 and December 31, 2012. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	June 30, 2013	December 31, 2012
Nonaccrual loans:
Commercial	$618	$655
Real estate:
Construction, land and land development	—	3,356
1-4 family residential first mortgages	686	406
Home equity	—	—
Commercial	2,212	1,983
Consumer and other loans	—	—
Total nonaccrual loans	3,516	6,400
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	—	20
Real estate:
Construction, land and land development	446	470
1-4 family residential first mortgages	104	273
Home equity	—	—
Commercial	94	93
Consumer and other loans	—	—
Total troubled debt restructured loans	644	856
Total nonperforming loans	$4,160	$7,256

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of June 30, 2013 and December 31, 2012, there was one TDR loan with a balance of $716 and $810, respectively, included in the nonaccrual category.

There were no loan modifications considered to be TDR during the three or six months ended June 30, 2013. There was one loan in the 1-4 family residential first mortgages segment with a pre- and post-modification recorded investment of $74 that was modified using lengthened amortization during the three months ended June 30, 2012. Additionally, there was one loan in the commercial segment with a pre- and post-modification recorded investment of $28, that was modified using lengthened amortization during the three months ended March 31, 2012. There was no financial impact for specific reserves or charge-offs for the TDR loans that were modified during the three and six months ended June 30, 2012.

There were no TDR loans that were modified within the twelve months preceding June 30, 2013 or June 30, 2012 that subsequently had a payment default during the six months ended June 30, 2013 or 2012, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of June 30, 2013 and December 31, 2012, and the average recorded investment and interest income recognized on these loans for the three and six months ended June 30, 2013 and 2012.

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	N/A	$282	$292	N/A
Real Estate:
Construction, land and land development	446	1,048	N/A	3,825	5,292	N/A
1-4 family residential first mortgages	686	716	N/A	679	679	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	1,983	2,953	N/A	2,077	3,046	N/A
Consumer and other	—	—	N/A	—	—	N/A
	3,115	4,717	N/A	6,863	9,309	N/A
With an allowance recorded:
Commercial	3,731	3,731	$1,387	3,615	3,615	$1,297
Real Estate:
Construction, land and land development	2,770	2,770	2,100	4,441	4,441	3,000
1-4 family residential first mortgages	298	298	34	—	—	—
Home equity	—	—	—	458	458	86
Commercial	323	323	323	1,574	1,574	523
Consumer and other	—	—	—	—	—	—
	7,122	7,122	3,844	10,088	10,088	4,906
Total:
Commercial	3,731	3,731	1,387	3,897	3,907	1,297
Real Estate:
Construction, land and land development	3,216	3,818	2,100	8,266	9,733	3,000
1-4 family residential first mortgages	984	1,014	34	679	679	—
Home equity	—	—	—	458	458	86
Commercial	2,306	3,276	323	3,651	4,620	523
Consumer and other	—	—	—	—	—	—
	$10,237	$11,839	$3,844	$16,951	$19,397	$4,906

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$—	$—	$478	$79	$146	$9	$616	$79
Real Estate:
Construction, land and
land development	1,288	5	959	—	2,372	9	1,754	—
1-4 family residential
first mortgages	608	—	1,123	2	655	1	1,110	3
Home equity	—	—	—	—	—	—	—	—
Commercial	1,997	1	3,472	15	2,027	3	3,493	35
Consumer and other		—	—	—		—	—	—
	3,893	6	6,032	96	5,200	22	6,973	117
With an allowance recorded:
Commercial	3,767	41	3	—	3,694	82	1,309	24
Real Estate:
Construction, land and
land development	3,907	49	15,067	141	4,131	104	14,842	302
1-4 family residential
first mortgages	78	3	649	8	45	5	488	15
Home equity	436	4	—	—	444	11	45	—
Commercial	1,254	20	1,269	22	1,390	44	1,271	46
Consumer and other	—	—	8	—	—	—	21	1
	9,442	117	16,996	171	9,704	246	17,976	388
Total:
Commercial	3,767	41	481	79	3,840	91	1,925	103
Real Estate:
Construction, land and
development	5,195	54	16,026	141	6,503	113	16,596	302
1-4 family residential
first mortgages	686	3	1,772	10	700	6	1,598	18
Home equity	436	4	—	—	444	11	45	—
Commercial	3,251	21	4,741	37	3,417	47	4,764	81
Consumer and other	—	—	8	—	—	—	21	1
	$13,335	$123	$23,028	$267	$14,904	$268	$24,949	$505
The following table reconciles the balance of nonaccrual loans with impaired loans as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Nonaccrual loans	$3,516	$6,400
Troubled debt restructured loans	644	856
Other impaired loans still accruing interest	6,077	9,695
Total impaired loans	$10,237	$16,951
The balance of impaired loans at June 30, 2013 and December 31, 2012 was comprised of 19 and 22 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$—	$—	$313	$313	$248,327	$248,640	$—
Real estate:
Construction, land and
land development	67	—	—	67	124,141	124,208	—
1-4 family residential
first mortgages	331	—	446	777	47,190	47,967	—
Home equity	—	—	—	—	24,194	24,194	—
Commercial	445	—	1,170	1,615	514,516	516,131	—
Consumer and other	6	8	—	14	8,405	8,419	—
Total	$849	$8	$1,929	$2,786	$966,773	$969,559	$—
Nonaccrual loans included
above	$563	$—	$1,929	$2,492	$1,024	$3,516

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$146	$—	$331	$477	$281,647	$282,124	$—
Real estate:
Construction, land and
land development	—	—	3,356	3,356	118,555	121,911	—
1-4 family residential
first mortgages	89	143	152	384	48,896	49,280	—
Home equity	279	27	—	306	25,230	25,536	—
Commercial	38	236	1,744	2,018	439,839	441,857	—
Consumer and other	195	—	—	195	6,904	7,099	—
Total	$747	$406	$5,583	$6,736	$921,071	$927,807	$—
Nonaccrual loans included
above	$74	$236	$5,583	$5,893	$507	$6,400

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the recorded investment in loans by credit quality indicator and portfolio segment as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$232,441	$9,548	$6,651	$—	$248,640
Real estate:
Construction, land and land development	103,489	13,744	6,975	—	124,208
1-4 family residential first mortgages	46,111	530	1,326	—	47,967
Home equity	23,544	100	550	—	24,194
Commercial	499,605	7,453	9,073	—	516,131
Consumer and other	8,358	61	—	—	8,419
Total	$913,548	$31,436	$24,575	$—	$969,559

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$258,677	$17,234	$6,213	$—	$282,124
Real estate:
Construction, land and land development	94,855	15,030	12,026	—	121,911
1-4 family residential first mortgages	47,392	861	1,027	—	49,280
Home equity	24,659	105	772	—	25,536
Commercial	420,888	8,101	12,868	—	441,857
Consumer and other	7,063	36	—	—	7,099
Total	$853,534	$41,367	$32,906	$—	$927,807
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

Risk rating 9: All the weaknesses inherent in risk ratings 7 and 8 exist with the added condition that collection or liquidation, on the basis of currently known facts, conditions and values, is highly questionable and improbable. A loan reaching this category would most likely be charged off.

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

Real estate loans include various types of loans for which the Company holds real property as collateral and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every 5 years with payments based on amortization periods up to 30 years.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities up to 24 months. The Company's loan policy includes minimum appraisal and other credit guidelines.

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

The following tables detail changes in the allowance for loan losses by segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,977	$4,428	$603	$538	$6,070	$16	$15,632
Charge-offs	—	—	(30)	—	—	(1)	(31)
Recoveries	197	42	24	90	—	5	358
Provision (1)	(66)	(537)	66	(187)	710	14	—
Ending balance	$4,108	$3,933	$663	$441	$6,780	$34	$15,959

	Three Months Ended June 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,916	$4,134	$1,234	$601	$6,697	$69	$16,651
Charge-offs	—	(1,466)	(25)	—	(1)	—	(1,492)
Recoveries	188	—	8	3	—	15	214
Provision (1)	(108)	398	(127)	(8)	(135)	(20)	—
Ending balance	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373

	Six Months Ended June 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(199)	—	(30)	(5)	—	(1)	(235)
Recoveries	220	42	118	113	2	20	515
Provision (1)	(29)	(725)	(62)	(235)	1,214	(13)	150
Ending balance	$4,108	$3,933	$663	$441	$6,780	$34	$15,959

	Six Months Ended June 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	—	(1,508)	(64)	(95)	(1)	(12)	(1,680)
Recoveries	235	—	15	8	—	17	275
Provision (1)	(648)	1,002	(76)	(149)	(105)	(24)	—
Ending balance	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373

(1)
The negative provisions for the various segments are primarily related to the decline in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2013 and December 31, 2012.

	June 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,387	$2,100	$34	$—	$323	$—	$3,844
Collectively evaluated for impairment	2,721	1,833	629	441	6,457	34	12,115
Total	$4,108	$3,933	$663	$441	$6,780	$34	$15,959

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,297	$3,000	$—	$86	$523	$—	$4,906
Collectively evaluated for impairment	2,819	1,616	637	482	5,041	28	10,623
Total	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2013 and December 31, 2012.

	June 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,732	$3,216	$983	$—	$2,306	$—	$10,237
Collectively evaluated for impairment	244,908	120,992	46,984	24,194	513,825	8,419	959,322
Total	$248,640	$124,208	$47,967	$24,194	$516,131	$8,419	$969,559

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,897	$8,266	$679	$458	$3,651	$—	$16,951
Collectively evaluated for impairment	278,227	113,645	48,601	25,078	438,206	7,099	910,856
Total	$282,124	$121,911	$49,280	$25,536	$441,857	$7,099	$927,807

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

5. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties. The notional amount of a derivative is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has variable rate funding, which creates exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions, with a total notional amount of $80,000, to effectively convert $80,000 of its variable rate FHLB advances to fixed interest rate debt as of the forward-starting date of the swap transactions. The effective dates on the interest rate swaps executed in December 2012 ranged from December 2014 to December 2015. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the previously mentioned FHLB advances with quarterly interest rate reset dates.

In June 2013, to manage the interest rate risk related to the variability of interest payments, the Company entered into a forward-starting interest rate swap transaction, with a total notional amount of $20,000 to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. The effective date of this swap is June 30, 2014. This swap transaction was designated as a cash flow hedge of the change in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt with a quarterly interest reset date.

At inception of each hedge transaction, the Company asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 6 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the six months ended June 30, 2013, and the Company expects there will be no reclassification from accumulated other comprehensive income to interest expense for the next twelve months through June 30, 2014. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. The Company was not required to pledge any collateral to the counterparty as of June 30, 2013. The counterparty was required to pledge $3,597 of collateral to the Company as of June 30, 2013. There is the possibility that the Company may need to pledge collateral in the future.

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2013 and December 31, 2012.

June 30, 2013		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$773	Other Assets	0.56%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	879	Other Assets	0.58%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	1,060	Other Assets	0.58%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	317	Other Assets	3.32%	4.88%	6/30/2019

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

December 31, 2012		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$(239)	Other Liabilities	0.60%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	(238)	Other Liabilities	0.62%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	(267)	Other Liabilities	0.62%	2.52%	9/21/2020
The table below identifies the pre-tax gains recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2013.

		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$1,012	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	1,117	Interest Expense	—	Other Income	—
Interest rate swap	(3)	1,327	Interest Expense	—	Other Income	—
Interest rate swap	(4)	317	Interest Expense	—	Other Income	—

6. Long-Term Debt

On June 27, 2013, the Company borrowed $16,000 from a commercial bank in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance the repurchase and cancellation of 1,440,592 shares of common stock discussed in Note 8. In the event that the Company defaults under the note, the interest rate would increase by an additional five percent. The Company also entered into a $5,000 secured line of credit which expires on June 27, 2014. Both the note and the secured line of credit are secured by a pledge of certain of the Company's assets, including the stock of West Bank.

Also occurring during June 2013 was the purchase of a commercial lot in Coralville for a new eastern Iowa main office. The purchase was financed with an eight-and-one-half-year variable payment contract for $765 with a fixed interest rate of 1.25 percent. The financing was requested by the seller to accommodate their cash flow planning.

7. Fair Value Measurements

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2013.

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2013 and December 31, 2012.

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$12,866	$—	$12,866	$—
State and political subdivisions	85,627	—	85,627	—
Collateralized mortgage obligations	196,336	—	196,336	—
Mortgage-backed securities	64,251	—	64,251	—
Trust preferred securities	2,505	—	889	1,616
Corporate notes and other investments	14,743	14,443	300	—
Total securities available for sale	376,328	14,443	360,269	1,616
Derivative instruments:
Interest rate swaps	3,029	—	3,029	—
Total assets measured at fair value on a recurring basis	$379,357	$14,443	$363,298	$1,616

Derivative instruments:
Interest rate swaps	$—	$—	$—	$—
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$13,034	$—	$13,034	$—
State and political subdivisions	56,761	—	56,761	—
Collateralized mortgage obligations	173,594	—	173,594	—
Mortgage-backed securities	38,424	—	38,424	—
Trust preferred securities	2,095	—	761	1,334
Corporate notes and other investments	8,406	7,780	626	—
Total securities available for sale	292,314	7,780	283,200	1,334
Derivative instruments:
Interest rate swaps	—	—	—	—
Total assets measured at fair value on a recurring basis	$292,314	$7,780	$283,200	$1,334

Derivative instruments:
Interest rate swaps	$744	$—	$744	$—
Total liabilities measured at fair value on a recurring basis	$744	$—	$744	$—
The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$1,431	$1,189	$1,334	$1,245
Transfer into level 3	—	—	—	—
Total gains or (losses):
Included in earnings	—	(127)	—	(173)
Included in other comprehensive income	185	75	282	65
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$1,616	$1,137	$1,616	$1,137

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of June 30, 2013 and December 31, 2012.

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$3,278	$—	$—	$3,278
Other real estate owned	7,980	—	—	7,980
Total	$11,258	$—	$—	$11,258

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$5,182	$—	$—	$5,182
Other real estate owned	8,304	—	—	8,304
Total	$13,486	$—	$—	$13,486
Loans in the previous tables consist of impaired loans for which a fair value adjustment was recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate or business assets such as equipment, inventory or accounts receivable. Fair value is determined by appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs, and is classified as Level 3 in the fair value hierarchy.

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

Borrowings:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximates their fair values.  Fair values of FHLB advances, subordinated notes and other long-term borrowings are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

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

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$36,024	$36,024	$60,417	$60,417
Federal funds sold and other short-term
investments	Level 1	5,238	5,238	111,057	111,057
Securities available for sale	See previous table	376,328	376,328	292,314	292,314
Federal Home Loan Bank stock	Level 1	12,345	12,345	11,789	11,789
Loans held for sale	Level 2	6,753	6,753	3,363	3,409
Loans, net	Level 2	953,150	971,763	911,872	928,048
Accrued interest receivable	Level 1	4,402	4,402	3,652	3,652
Interest rate swaps	See previous table	3,029	3,029	—	—
Financial liabilities:
Deposits	Level 2	1,124,539	1,125,622	1,134,576	1,136,378
Federal funds purchased and securities sold
under agreements to repurchase	Level 1	65,671	65,671	55,596	55,596
Accrued interest payable	Level 1	487	487	472	472
Subordinated notes	Level 2	20,619	11,944	20,619	12,010
Federal Home Loan Bank advances, net	Level 2	94,638	95,076	93,890	95,741
Long-term debt	Level 2	16,765	16,765	—	—
Interest rate swaps	See previous table	—	—	744	744
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

8. Common Stock Repurchase

On June 4, 2013, the Company entered into an agreement to repurchase 1,440,592 shares of its common stock from American Equity Investment Life Holding Company and American Equity Life Insurance Company. The shares represented 8.27 percent of the total common shares of the Company as of that date. The purchase price was $10.95 per share. The purchase took place on June 5, 2013. The repurchased shares were canceled, thus reducing the Company's total issued and outstanding common shares to 15,969,464. This transaction was the result of the seller indicating a desire to sell the shares. The purchase was financed as described in Note 6.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

9.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 reflects the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised during the time period they were outstanding and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2013	2012	2013	2012
Net income	$4,298	$4,383	$8,246	$8,360

Weighted average common shares outstanding	16,997	17,404	17,199	17,404
Average restricted stock units outstanding	33	11	64	16
Diluted weighted average common shares outstanding	17,030	17,415	17,263	17,420

Basic earnings per common share	$0.25	$0.25	$0.48	$0.48
Diluted earnings per common share	$0.25	$0.25	$0.48	$0.48

10.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized gains and losses of any OTTI securities, and the effective portion of the change in value of derivative instruments.

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2013 and 2012.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Other comprehensive income (loss) before
reclassifications	175	(4,660)	2,339	(2,146)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income
(loss)	175	(4,660)	2,339	(2,146)
Balance, June 30, 2013	$(1,584)	$(514)	$1,878	$(220)

Balance, December 31, 2011	$(1,940)	$2,594	$—	$654
Net current period other comprehensive income	40	950	—	990
Balance, June 30, 2012	$(1,900)	$3,544	$—	$1,644

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized noncredit-related gains on
securities with OTTI:
Unrealized holding gains arising	$185	$(70)	$115	$282	$(107)	$175
during period
Less: reclassification adjustment for
net losses realized in net income	—	—	—	—	—	—
Net unrealized holding gains for
securities with OTTI	185	(70)	115	282	(107)	175
Unrealized losses on securities without
OTTI:
Unrealized holding losses arising
during the period	(6,422)	2,441	(3,981)	(7,516)	2,856	(4,660)
Less: reclassification adjustment for
net gains realized in net income	—	—	—	—	—	—
Net unrealized losses on securities
without OTTI	(6,422)	2,441	(3,981)	(7,516)	2,856	(4,660)
Unrealized gains on derivatives	3,365	(1,279)	2,086	3,773	(1,434)	2,339
Other comprehensive (loss)	$(2,872)	$1,092	$(1,780)	$(3,461)	$1,315	$(2,146)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized noncredit-related losses on
securities with OTTI:
Unrealized holding losses arising
during period	$(52)	$20	$(32)	$(108)	$41	$(67)
Less: reclassification adjustment for
net losses realized in net income	127	(49)	78	173	(66)	107
Net unrealized holding gains for
securities with OTTI	75	(29)	46	65	(25)	40
Unrealized gains on securities without
OTTI:
Unrealized holding gains arising
during period	1,426	(542)	884	1,778	(676)	1,102
Less: reclassification adjustment for
net gains realized in net income	(279)	107	(172)	(246)	94	(152)
Net unrealized gains on securities
without OTTI	1,147	(435)	712	1,532	(582)	950
Other comprehensive income	$1,222	$(464)	$758	$1,597	$(607)	$990

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

11.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Allowance for loan losses	$6,064	$5,901
Investment security impairment	106	106
Net unrealized losses on securities available for sale	1,286	—
Net unrealized losses on interest rate swaps	—	283
Intangibles	1,541	1,695
Other real estate owned	1,478	1,475
Accrued expenses	677	766
Other deferred tax assets	258	288
State net operating loss carryforward	574	529
Capital loss carryforward	4,065	4,065
Net deferred loan fees and costs	(266)	(272)
Net unrealized gains on securities available for sale	—	(1,463)
Net unrealized gains on interest rate swaps	(1,151)	—
Premises and equipment	(616)	(513)
Loans	(958)	(878)
Other deferred tax liabilities	(290)	(291)
Net deferred tax assets before valuation allowance	12,768	11,691
Valuation allowance	(4,745)	(4,700)
Net deferred tax assets	$8,023	$6,991
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

12.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of June 30, 2013 and December 31, 2012 consisted of the following approximate amounts.

	June 30, 2013	December 31, 2012
Commitments to extend credit	$424,290	$360,879
Standby letters of credit	3,063	10,488
	$427,353	$371,367

West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2014.  At June 30, 2013, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $445.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank debit card transactions, but not checks or Automated Clearing House items, are usurious under Iowa law, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment in consumer demand accounts violated various alleged duties of good faith. As West Bank understands the current claims, plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees, and attorney fees. West Bank believes the lawsuit allegations are factually and legally incorrect in multiple material ways and is vigorously defending the action. The amount of potential loss, if any, cannot be reasonably estimated now because the multiple alternative claims involve different time periods and present different defenses related to potential liability, class certification, and damages.

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

(dollars in thousands, except share and per share information)

THREE AND SIX MONTHS ENDED JUNE 30, 2013

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  Results of operations for the three and six months ended June 30, 2013 are compared to the results for the same periods in 2012, and the consolidated financial condition of the Company as of June 30, 2013 is compared to balances as of December 31, 2012.

Net income for the three months ended June 30, 2013 was $4,298 compared to $4,383 for the three months ended June 30, 2012. The decrease of $85 was due to several significant fluctuations compared to the prior year. Net interest income for the second quarter of 2013 increased $1,142 due to lower market interest rates on deposits and the December 2012 modification of $80,000 of FHLB advances, in conjunction with a higher level of earning assets. Meanwhile, gains and fees on sales of residential mortgages declined $355 due to rising interest rates, and noninterest expense declined primarily because of reduced costs to hold other real estate owned. Finally, the second quarter of 2012 included a tax-exempt gain on bank-owned life insurance of $841 and net gains on the sale of investment securities of $279.

Basic and diluted earnings per common share were $0.25 for the three months ended June 30, 2013 and 2012.  The Company's annualized return on average equity and return on average assets for the three months ended June 30, 2013 were 12.93 and 1.19 percent, respectively, compared to 13.69 and 1.32 percent, respectively, for the three months ended June 30, 2012.

Net income for the six months ended June 30, 2013 was $8,246 compared to $8,360 for the six months ended June 30, 2012. Total basic and diluted earnings per common share were $0.48 for both time periods. The Company's annualized return on average equity and return on average assets for the six months ended June 30, 2013 were 12.39 and 1.16 percent, respectively, compared to 13.26 and 1.28 percent, respectively, for the six months ended June 30, 2012.

For the six months ended June 30, 2013 net interest income increased $1,788 compared to the same period in 2012 for the same reasons mentioned above for the three month periods. On a year-to-date basis, the provision for loan losses was $150 in 2013 while no provision was recorded in the six months ended June 30, 2012. Other significant changes between the first six months of 2013 and 2012 were a $987 reduction in other real estate owned expense, which was offset by the previously mentioned gain from bank-owned life insurance in 2012; a $591 reduction in gains and fees on sales of residential mortgages; and a $748 increase in salaries and benefits.

During the first six months of 2013, total loans outstanding increased $41,708, and they grew $110,695 compared to a year earlier. Management believes the loan portfolio will continue to grow during 2013 as the pipeline for new loans remains strong. It is expected that the new branch office, located in Rochester Minnesota, will contribute to the expected growth. After one full quarter of operations, this location had approximately $2,700 of loans outstanding. The Rochester branch office originally opened as a loan production office in March 2013. The Company subsequently requested regulatory approval to operate the Rochester location as a branch office, and the Company received approval in June 2013. The Rochester location began operating as a branch office effective July 1, 2013. As of June 30, 2013, the allowance for loan losses was 1.65 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

Investment securities purchases of approximately $138,100 during the first six months of 2013 caused the investment portfolio to grow by $84,014 compared to December 31, 2012. The purchases were made in a planned effort to reduce the level of federal funds sold, in an effort to improve the net interest margin during a continuing period of downward pressure on the margin.

The Board of Directors declared a quarterly dividend and increased it 10 percent to $0.11 per common share at its meeting on July 24, 2013. The dividend is payable on August 27, 2013, to shareholders of record as of August 7, 2013. The Board of Directors also authorized management to repurchase up to $2,000 of the Company's common stock between July 2013 and April 2014. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased, if any, and the timing of such repurchase will depend on market conditions and other corporate considerations.

In early June 2013, the Company repurchased and canceled 1,440,592 shares of its common stock at a price of $10.95 per share. The Company financed the purchase with a five-year, $16,000, secured term note from a commercial bank. Management believes that the favorable terms of the purchase and financing of the transaction should enhance earnings per share going forward.

(dollars in thousands, except share and per share information)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2013 compared with the same period in 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	Change %	2013	2012	Change	Change %
Net income	$4,298	$4,383	$(85)	(1.9)%	$8,246	$8,360	$(114)	(1.4)%
Average assets	1,443,061	1,339,703	103,358	7.7%	1,433,642	1,318,207	115,435	8.8%
Average stockholders' equity	133,290	128,757	4,533	3.5%	134,256	126,779	7,477	5.9%

Return on average assets	1.19%	1.32%	(0.13)%		1.16%	1.28%	(0.12)%
Return on average equity	12.93%	13.69%	(0.76)%		12.39%	13.26%	(0.87)%
Efficiency ratio	53.15%	49.31%	3.84%		53.50%	50.52%	2.98%
Dividend payout ratio	40.51%	31.78%	8.73%		42.21%	33.30%	8.91%
Average equity to average
assets ratio	9.24%	9.61%	(0.37)%		9.36%	9.62%	(0.26)%

					As of June 30,
					2013	2012	Change
Texas ratio					10.00%	13.00%	(3.00)%
Equity to assets ratio					8.38%	9.63%	(1.25)%
Tangible common equity ratio					8.38%	9.63%	(1.25)%
Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

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

(dollars in thousands, except share and per share information)

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2013	2012	Change	Change- %	2013	2012	Change	Change- %	2013	2012	Change
Interest-earning assets:
Loans:
Commercial	$255,382	$262,394	$(7,012)	(2.67)%	$2,892	$3,308	$(416)	(12.58)%	4.54%	5.07%	(0.53)%
Real estate	686,522	590,606	95,916	16.24%	8,485	7,999	486	6.08%	4.96%	5.45%	(0.49)%
Consumer and other	6,981	5,854	1,127	19.25%	81	65	16	24.62%	4.65%	4.47%	0.18%
Total loans	948,885	858,854	90,031	10.48%	11,458	11,372	86	0.76%	4.84%	5.33%	(0.49)%

Investment securities:
Taxable	315,189	271,721	43,468	16.00%	1,319	1,129	190	16.83%	1.67%	1.66%	0.01%
Tax-exempt	79,430	54,382	25,048	46.06%	896	765	131	17.12%	4.51%	5.63%	(1.12)%
Total investment securities	394,619	326,103	68,516	21.01%	2,215	1,894	321	16.95%	2.25%	2.32%	(0.07)%

Federal funds sold and short-
term investments	23,848	79,555	(55,707)	(70.02)%	16	51	(35)	(68.63)%	0.27%	0.26%	0.01%
Total interest-earning assets	$1,367,352	$1,264,512	$102,840	8.13%	13,689	13,317	372	2.79%	4.02%	4.24%	(0.22)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$636,271	$571,521	$64,750	11.33%	390	617	(227)	(36.79)%	0.25%	0.43%	(0.18)%
Time deposits	173,039	162,372	10,667	6.57%	468	653	(185)	(28.33)%	1.08%	1.62%	(0.54)%
Total deposits	809,310	733,893	75,417	10.28%	858	1,270	(412)	(32.44)%	0.43%	0.70%	(0.27)%
Other borrowed funds	182,116	196,653	(14,537)	(7.39)%	869	1,235	(366)	(29.64)%	1.91%	2.53%	(0.62)%
Total interest-bearing
liabilities	$991,426	$930,546	$60,880	6.54%	1,727	2,505	(778)	(31.06)%	0.70%	1.08%	(0.38)%

Tax-equivalent net interest income					$11,962	$10,812	$1,150	10.64%
Net interest spread									3.32%	3.16%	0.16%
Net interest margin									3.51%	3.44%	0.07%

(dollars in thousands, except share and per share information)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2013	2012	Change	Change- %	2013	2012	Change	Change- %	2013	2012	Change
Interest-earning assets:
Loans:
Commercial	$257,337	$260,305	$(2,968)	(1.14)%	$5,783	$6,555	$(772)	(11.78)%	4.53%	5.06%	(0.53)%
Real estate	667,812	587,110	80,702	13.75%	16,547	16,049	498	3.10%	5.00%	5.50%	(0.50)%
Consumer and other	6,854	5,925	929	15.68%	161	136	25	18.38%	4.74%	4.62%	0.12%
Total loans	932,003	853,340	78,663	9.22%	22,491	22,740	(249)	(1.09)%	4.87%	5.36%	(0.49)%

Investment securities:
Taxable	293,826	261,189	32,637	12.50%	2,418	2,099	319	15.20%	1.65%	1.61%	0.04%
Tax-exempt	71,173	53,185	17,988	33.82%	1,649	1,525	124	8.13%	4.63%	5.73%	(1.10)%
Total investment securities	364,999	314,374	50,625	16.10%	4,067	3,624	443	12.22%	2.23%	2.31%	(0.08)%

Federal funds sold and short-
term investments	61,673	74,260	(12,587)	(16.95)%	79	93	(14)	(15.05)%	0.26%	0.25%	0.01%
Total interest-earning assets	$1,358,675	$1,241,974	$116,701	9.40%	26,637	26,457	180	0.68%	3.95%	4.28%	(0.33)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$623,693	$545,663	$78,030	14.30%	763	1,178	(415)	(35.23)%	0.25%	0.43%	(0.18)%
Time deposits	177,063	166,020	11,043	6.65%	973	1,372	(399)	(29.08)%	1.11%	1.66%	(0.55)%
Total deposits	800,756	711,683	89,073	12.52%	1,736	2,550	(814)	(31.92)%	0.44%	0.72%	(0.28)%
Other borrowed funds	182,649	202,860	(20,211)	(9.96)%	1,739	2,483	(744)	(29.96)%	1.92%	2.46%	(0.54)%
Total interest-bearing
liabilities	$983,405	$914,543	$68,862	7.53%	3,475	5,033	(1,558)	(30.96)%	0.71%	1.11%	(0.40)%

Tax-equivalent net interest income					$23,162	$21,424	$1,738	8.11%
Net interest spread									3.24%	3.17%	0.07%
Net interest margin									3.44%	3.47%	(0.03)%

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

The net interest margin for the three months ended June 30, 2013, increased 7 basis points to 3.51 percent compared to the three months ended June 30, 2012, and increased 15 basis points compared to the first quarter of 2013. For the six months ended June 30, 2013, the net interest margin declined 3 basis points to 3.44 percent compared to the six months ended June 30, 2012. The increase in tax-equivalent net interest income for the six months ended June 30, 2013 of $1,738 was primarily the result of the decline in interest expense on interest-bearing deposits and borrowings. Management believes the net interest margin will remain under pressure but relatively consistent throughout the rest of 2013 if market interest rates don't climb any higher than they did during June 2013. Two management actions taken in December 2012 and during the first half of 2013 have and will continue to assist in maintaining the net interest margin. The first was the modification of $80,000 of the Company's FHLB advances in December 2012. The FHLB advances were refinanced as variable rate borrowings tied to three-month LIBOR. The overall interest rate effective as of June 30, 2013 on the FHLB advances was 2.82 percent, including amortization of prepayment fees. To prevent a negative impact to interest expense in the long-term, the Company entered into forward-starting interest rate swaps that, in effect, convert the payment streams to a fixed interest rate beginning in 2014 and 2015. The second action was the decision to reinvest federal funds sold into investment securities in 2013. Approximately $138,100 was invested during the first half of 2013.

(dollars in thousands, except share and per share information)

Year-to-date tax-equivalent interest on loans declined $249 for the first six months of 2013 compared to the same period in 2012. The decline was caused by a 49 basis point decline in yield, which exceeded the impact of a 9.22 percent increase in volume. The Company continues to focus on expanding existing customer relationships and developing new relationships. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

For the first six months of 2013, the average balance of investment securities was $50,625 higher than in the first six months of 2012, while the yield declined 8 basis points. The decline in yield was caused by lower available yields in the market for purchases.

The average rate paid on deposits for the first six months of 2013 declined to 0.44 percent from 0.72 percent for the same period last year.  Total interest expense on deposits declined by $814 compared to the first six months of 2012, as the decline in rates exceeded the effect of a 12.52 percent increase in average interest-bearing deposits.

The average rate paid on other borrowings declined by 54 basis points compared to the first six months of 2012 primarily due to the previously mentioned refinancing of the FHLB borrowings.  The rate on the FHLB advances declined to 2.84 percent for the six months ended June 30, 2013 compared to 3.90 percent for the six months ended June 30, 2012. The rate on the Company's subordinated notes is variable with the rate tied to LIBOR. The average rate during the first six months of 2013 was 3.46 percent compared to 3.70 percent for the first six months of 2012. In June 2013, the Company entered into a forward-starting interest rate swap to manage the interest rate risk of the variability of interest payments on $20,000 of the outstanding subordinated notes. The effective date of the interest rate swap is June 30, 2014.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; the value and adequacy of loan collateral; the condition of the local economy; the condition of the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors.  This evaluation focuses on factors such as specific loan reviews, loan growth, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the borrower's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central Iowa.  The local economies are comprised primarily of service industries and state and county governments.

While management uses available information to recognize potential losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances or information acquired later.  Furthermore, changes in future economic activity are always uncertain.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans.  Those agencies may require the Company to recognize additional losses based on information available to them at the time of their examinations.

(dollars in thousands, except share and per share information)

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2013 and 2012 and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Balance at beginning of period	$15,632	$16,651	$(1,019)	$15,529	$16,778	$(1,249)
Charge-offs	(31)	(1,492)	1,461	(235)	(1,680)	1,445
Recoveries	358	214	144	515	275	240
Net (charge-offs) recoveries	327	(1,278)	1,605	280	(1,405)	1,685
Provision for loan losses charged to operations	—	—	—	150	—	150
Balance at end of period	$15,959	$15,373	$586	$15,959	$15,373	$586

Average loans outstanding, excluding
loans held for sale	$946,405	$857,053		$929,543	$851,582

Ratio of annualized net charge-offs (recoveries)
during the period to average loans outstanding	(0.14)%	0.60%		(0.06)%	0.33%

Ratio of allowance for loan losses to
average loans outstanding	1.69%	1.79%		1.72%	1.81%

The allowance for loan losses represented 383.63 percent of nonperforming loans at June 30, 2013, compared to 214.02 percent at December 31, 2012. The 2013 year-to-date provision was $150 while no provision was recorded in the first six months of 2012. Out of the total charge-offs of $235 for the first six months of 2013, $199 related to one customer. During the first six months of 2013, the majority of the $515 of year-to-date recoveries were from five customers.

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

(dollars in thousands, except share and per share information)

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$735	$738	$(3)	(0.41)%
Debit card usage fees	431	412	19	4.61%
Trust services	238	190	48	25.26%
Gains and fees on sales of residential mortgages	226	581	(355)	(61.10)%
Increase in cash value of bank-owned life insurance	170	191	(21)	(10.99)%
Gain from bank-owned life insurance	—	841	(841)	(100.00)%
Investment securities impairment losses	—	(127)	127	100.00%
Realized investment securities gains, net	—	279	(279)	(100.00)%
Other income	217	241	(24)	(9.96)%
Total noninterest income	$2,017	$3,346	$(1,329)	(39.72)%

	Six Months Ended June 30,
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$1,443	$1,468	$(25)	(1.70)%
Debit card usage fees	824	790	34	4.30%
Trust services	477	394	83	21.07%
Gains and fees on sales of residential mortgages	737	1,328	(591)	(44.50)%
Increase in cash value of bank-owned life insurance	330	390	(60)	(15.38)%
Gain from bank-owned life insurance	—	841	(841)	(100.00)%
Investment securities impairment losses	—	(173)	173	100.00%
Realized investment securities gains, net	—	246	(246)	(100.00)%
Other income	427	463	(36)	(7.78)%
Total noninterest income	$4,238	$5,747	$(1,509)	(26.26)%
Debit card usage fees grew at the same rate in the second quarter of 2013 as they did in the first quarter as customers continued to move away from traditional check writing.  The Company believes these fees may decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than 10 billion dollars in assets, are exempt from the cap, industry groups believe the price controls may have a negative impact on community banks over time.

Revenue from trust services increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of a combination of new business and strong asset values resulting from favorable market conditions.

The volume of residential mortgage originations sold into the secondary market during the first six months of 2013 remained steady at $52,565 as compared to $52,671 for the same time period in 2012. The historically low interest rate environment along with an improved level of home sales in the Company's market areas helped maintain the volume of loans. Despite the increase in volume, total revenue declined for two reasons compared to the same time period a year ago. The first was the sudden rise in interest rates at the end of June 2013. The value of those mortgages held for sale declined, resulting in recognition of a $166 loss in the three months ended June 30, 2013. The second was a lower proportion of refinancings as compared to purchase transactions, which have a lower level of fee income per loan. Approximately 70 percent of the originations in the first half of 2013 involved homeowners refinancing current mortgages as compared to approximately 80 percent during the same period in 2012. The Company plans to continue to expand its mortgage origination staff to capitalize on the opportunities in its local markets. Improvements in the level of home sales along with the staff additions are expected to provide a strong volume of originations throughout 2013. The Company is carefully monitoring interest rate fluctuations.

The lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies, which are attributable to the low interest rate environment. Gain from bank-owned life insurance occurred in the three months ended June 30, 2012 due to the death of a bank officer; there was no such occurrence during the same period in 2013.

(dollars in thousands, except share and per share information)

As of June 30, 2013, the Company held one pooled TPS it considered to have OTTI. As a result of the quarterly valuations of this security, a credit loss of $173 was recognized in the first six months of 2012, while no additional credit loss occurred in the first half of 2013.

The Company did not sell any securities during the first six months of 2013. The Company took advantage of an opportunity to sell two collateralized mortgage obligations in the second quarter of 2012 at a gain and was able to replace them with similar bonds with comparable yields.

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended June 30,
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$3,986	$3,571	$415	11.62%
Occupancy	1,000	875	125	14.29%
Data processing	500	505	(5)	(0.99)%
FDIC insurance expense	176	167	9	5.39%
Other real estate owned expense (income)	(15)	906	(921)	(101.66)%
Professional fees	333	287	46	16.03%
Consulting fees	112	121	(9)	(7.44)%
Other expenses:
Marketing	117	64	53	82.81%
Business development	129	102	27	26.47%
Director fees	158	111	47	42.34%
Insurance expense	92	90	2	2.22%
Bank service charges and investment advisory fees	129	131	(2)	(1.53)%
Charitable contributions	45	145	(100)	(68.97)%
Supplies	115	70	45	64.29%
Loss on disposal of fixed assets	—	119	(119)	(100.00)%
Miscellaneous losses	81	83	(2)	(2.41)%
All other	457	466	(9)	(1.93)%
Total other	1,323	1,381	(58)	(4.20)%
Total noninterest expense	$7,415	$7,813	$(398)	(5.09)%

(dollars in thousands, except share and per share information)

	Six Months Ended June 30,
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$7,955	$7,207	$748	10.38%
Occupancy	1,933	1,732	201	11.61%
Data processing	983	1,006	(23)	(2.29)%
FDIC insurance expense	365	333	32	9.61%
Other real estate owned expense	1	988	(987)	(99.90)%
Professional fees	636	579	57	9.84%
Consulting fees	169	307	(138)	(44.95)%
Other expenses:
Marketing	209	120	89	74.17%
Business development	270	220	50	22.73%
Director fees	285	214	71	33.18%
Insurance expense	190	173	17	9.83%
Bank service charges and investment advisory fees	249	259	(10)	(3.86)%
Charitable contributions	90	190	(100)	(52.63)%
Supplies	178	147	31	21.09%
Loss on disposal of fixed assets	6	123	(117)	(95.12)%
Miscellaneous losses	153	112	41	36.61%
All other	989	968	21	2.17%
Total other	2,619	2,526	93	3.68%
Total noninterest expense	$14,661	$14,678	$(17)	(0.12)%
The increase in salaries and employee benefits for the first half of 2013 consisted of normal salary increases and salaries for employees added in the past year ($409), recognition of stock-based compensation costs ($95), higher bonus accruals ($87) and higher benefit costs ($156). The benefit cost increases were primarily for health insurance, 401(k) plan expenses and payroll taxes.

Occupancy expense increased for both the three and six month periods ended June 30, 2013 due to higher depreciation and equipment service contract expenses related to technology upgrades. Rental expense also increased due to the addition of the new Rochester, Minnesota location, an upgraded office in West Des Moines and the lease of additional space at the main bank location.

FDIC insurance expense increased in the first half of 2013 because of the growth in total average assets. The assessment rate declined slightly compared to 2012 and is expected to remain at the lowest established rate for the foreseeable future.

Other real estate owned expense in the first half of 2013 declined $987 compared to the prior year. There were no property valuation write-downs during the first half of 2013 compared to write-downs of $1,008 for the same time period in 2012 that resulted from updated appraisals and estimated disposal costs. The Company's practice is to obtain updated appraisals on other real estate owned at least annually.

Professional fees increased for both the three and six months ended June 30, 2013 compared to the same time periods in 2012 primarily due to higher legal fees incurred to defend the previously disclosed potential class-action lawsuit. Consulting fees declined year-over-year as a number of projects were completed in 2012 and will not be repeated in 2013.

Marketing expense grew primarily as a result of costs related to opening an upgraded office in West Des Moines and the opening of the previously mentioned location in Minnesota. The increase in business development costs was the result of expanding sponsorships of local events in the communities the Company serves. Director fees increased by $71 compared to the first half of 2012 primarily due to the recognition of stock-based compensation expense related to the grant of restricted stock units.

Charitable contributions decreased for both the three and six months ended June 30, 2013 compared to the prior year as the Company made a larger donation to the West Bancorporation Foundation in the second quarter of 2012. The cost of supplies in the second quarter of 2013 included one-time costs to reissue debit cards related to changing processors. Loss on disposal of fixed assets in the second quarter of 2012 included the write-off of design costs related to the construction of a new leased replacement office that were not used in the final plans.

Miscellaneous losses increased during the first half of 2013 compared to 2012 as the result of increased fraudulent debit card and check forgery activity that occurred primarily in the first quarter of 2013.

(dollars in thousands, except share and per share information)

Income Tax Expense

The Company recorded income tax expense of $1,837 (29.9 percent of pre-tax income) and $3,538 (30.0 percent of pre-tax income), respectively, for the three and six months ended June 30, 2013, compared with $1,541 (26.0 percent of pre-tax income) and $3,278 (28.2 percent of pre-tax income), respectively, for the three and six months ended June 30, 2012.  The Company's consolidated income tax rate varied from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for the three and six months ended June 30, 2012 was lower than the tax rate for the same periods in 2013 primarily due to $841 of tax-exempt gains from bank-owned life insurance recorded during the second quarter of 2012. The tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit for the years ended December 31, 2013 and 2012 is $420 for each year, with 2013 being the last year for the credit.

FINANCIAL CONDITION

Total assets as of June 30, 2013 increased minimally compared to total assets as of December 31, 2012, but there were significant changes in the components as federal funds sold were utilized to purchase investment securities and fund new loans.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

Investment securities available for sale increased $84,014 to $376,328 at June 30, 2013 compared to December 31, 2012. The increase was caused by the planned reinvestment of low-rate federal funds sold into securities in an effort to enhance net interest income.

As of June 30, 2013, approximately 69 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Approximately 70 percent of all year-to-date 2013 security purchases totaling approximately $96,350 were in these categories of securities. During the first half of 2013, the Company also purchased approximately $31,723 of securities originated by municipalities in states other than Iowa, due to their somewhat higher yields compared to Iowa municipalities with similar credit risks.

The significant increase in long-term market interest rates at the end of the second quarter caused the fair value of our investment portfolio to decline to a level below the overall amortized cost basis. Management believes the unrealized losses (other than on the security discussed below) are due to market conditions, and not reduced estimated cash flows.

At June 30, 2013, the most significant risk of a future impairment charge related to the Company's investment in a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of June 30, 2013, this TPS, with a cost basis of $4,171, was valued at $1,616.  Management first considered this pooled TPS to have OTTI in 2009.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at June 30, 2013, has already been recorded against equity.

Loans and Nonperforming Assets

Loans outstanding increased $41,708 from December 31, 2012 to $969,109 as of June 30, 2013. Management believes the loan portfolio will continue to grow as the economy shows some signs of improvement and as the result of continuing business development efforts. The volume of loans in the pipeline remains strong and the March 18, 2013 addition of the Rochester, Minnesota, loan production office and its experienced lenders produced loan balances of approximately $2,700 during the second quarter of 2013. This location received regulatory approval to become a branch effective July 1, 2013, which management anticipates will enhance its ability to generate business. Credit quality of the Company's loan portfolio has improved in the first six months of the year as shown in the table below. The most significant portion of the reduction in nonperforming loans during the second quarter was the April 2013 payment in full of one nonaccrual construction loan. Management believes that it continues to devote appropriate resources to monitoring and reducing nonperforming assets. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, declined to 10.00 percent as of June 30, 2013 from 11.25 percent as of December 31, 2012. The ratios for both dates was significantly better than peer group averages, which were approximately 22 percent according to data in the March 2013 Bank Holding Company Performance Report.

(dollars in thousands, except share and per share information)

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items as of the dates shown.

	June 30, 2013	December 31, 2012	Change
Nonaccrual loans	$3,516	$6,400	$(2,884)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	644	856	(212)
Total nonperforming loans	4,160	7,256	(3,096)
Other real estate owned	7,980	8,304	(324)
Nonaccrual investment securities	1,616	1,334	282
Total nonperforming assets	$13,756	$16,894	$(3,138)

Nonperforming loans to total loans	0.43%	0.78%	(0.35)%
Nonperforming assets to total assets	0.95%	1.17%	(0.22)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. As of June 30, 2013 and December 31, 2012, there was one TDR loan with a balance of $716 and $810, respectively, included in the nonaccrual category.

The following tables set forth the activity within each category of nonperforming loans and assets for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	282	282
Additions	836	5	—	841	(50)	—	791
Upgrade in classification	—	—	(186)	(186)	—	—	(186)
Sales	—	—	—	—	(274)	—	(274)
Subsequent write-downs/
impairment	(229)	(5)	—	(234)	—	—	(234)
Payments	(3,491)	—	(26)	(3,517)	—	—	(3,517)
Balance at end of period	$3,516	$—	$644	$4,160	$7,980	$1,616	$13,756

	Six Months Ended June 30, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Increase in fair market value	—	—	—	—	—	65	65
Additions	613	—	102	715	117	—	832
Transfers:
Troubled debt to past due	—	480	(480)	—	—	—	—
Nonaccrual to OREO	(360)	—	—	(360)	360	—	—
Upgrade in classification	(309)	—	—	(309)	—	—	(309)
Sales	—	—	—	—	(1,170)	—	(1,170)
Subsequent write-downs/
impairment	(879)	—	(602)	(1,481)	(1,033)	(173)	(2,687)
Payments	(687)	—	(46)	(733)	—	—	(733)
Balance at end of period	$6,950	$480	$1,095	$8,525	$9,241	$1,137	$18,903

(dollars in thousands, except share and per share information)

The following table provides the composition of other real estate owned as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Construction, land development and other land	$7,845	$7,967
1-4 family residential properties	135	223
Commercial properties	—	114
	$7,980	$8,304
The Company is actively marketing the assets included in the previous table.  There has been increased interest from potential buyers but demand for development land remains low and has not picked up as quickly as the residential real estate market.  Valuations of other real estate owned are performed by management at least annually, so that the properties are carried at current fair value less estimated disposal costs.  Fair values are determined by obtaining updated appraisals or other market information.  As of June 30, 2013, the construction and land development category included three properties in the Des Moines metropolitan area, one property in Missouri and one property in Arkansas.  The 1-4 family residential category consisted of one home in the Des Moines area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 7 to the financial statements.

Deposits

Deposits totaled $1,124,539 as of June 30, 2013, which was slightly lower than balances as of December 31, 2012.  A decline in noninterest-bearing demand and certificates of deposit balances slightly exceeded an increase in money market accounts. The decline in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time. Certificates of deposit continue to decline as management believes some segments of our customer base do not consider them to be an attractive investment option in the current low interest rate environment.

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase increased $10,075 in the first six months of 2013 to $65,671, with the increase attributed to securities sold under agreements to repurchase. Securities sold under agreements to repurchase are fluid funds that fluctuate based on the cash flow needs of our customers. Federal funds purchased consisted of funds sold to West Bank by two Iowa banks as part of the correspondent bank services provided by West Bank.

On June 27, 2013, the Company borrowed $16,000 in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent percent plus 30-day LIBOR. The proceeds were used to finance the previously mentioned repurchase and cancellation of 1,440,592 shares of common stock. Also occurring during June 2013 was the purchase of a commercial lot in Coralville for a new eastern Iowa main office. The purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The contract financing was requested by the seller to accommodate their cash flow planning.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $41,262 as of June 30, 2013, compared with $171,474 as of December 31, 2012.  The decline was primarily caused by the planned purchases of investment securities and growth in the loan portfolio in the first half of 2013.

West Bank had additional borrowing capacity available from the FHLB of approximately $98,360, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  In addition, during the second quarter of 2013, the Company obtained a $5,000 line of credit with a community bank for general corporate purposes. Neither West Bank nor the Company was drawing on any of these lines of credit as of June 30, 2013.  Net cash from operating activities contributed $8,503 and $10,314 to liquidity for the six months ended June 30, 2013 and 2012, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2013.

(dollars in thousands, except share and per share information)

The Company's total stockholders' equity declined to $121,600 at June 30, 2013 from $134,587 at December 31, 2012.  The decline was primarily due to the previously mentioned repurchase and cancellation of 1,440,592 shares of common stock at a price of $10.95 per share on June 5, 2013. The stock repurchase plus dividends paid exceeded year-to-date net income. Management believes the repurchase, which was financed at favorable terms, will enhance future earnings per share.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2013.

In early July 2013, the Federal Reserve Board and the FDIC issued interim final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The interim final rule revises the regulatory capital elements, adds a new common equity Tier I capital ratio, and increases the minimum Tier I capital ratio requirement. The revisions also permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rule will become effective January 1, 2015, subject to a transition period. The complex final rule will require careful review and analysis, but management believes the Company and West Bank will remain well capitalized.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$155,846	13.82%	$90,210	8.00%	N/A	N/A
West Bank	150,649	13.75	87,677	8.00	$109,596	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,728	12.57	45,105	4.00	N/A	N/A
West Bank	136,922	12.49	43,838	4.00	65,758	6.00

Tier I Leverage
Consolidated	141,728	9.84	57,601	4.00	N/A	N/A
West Bank	136,922	9.60	57,029	4.00	71,286	5.00

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,995	15.56%	$85,331	8.00%	N/A	N/A
West Bank	145,252	14.03	82,844	8.00	$103,555	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	152,635	14.31	42,666	4.00	N/A	N/A
West Bank	132,276	12.77	41,422	4.00	62,133	6.00

Tier I Leverage
Consolidated	152,635	11.23	54,387	4.00	N/A	N/A
West Bank	132,276	9.85	53,722	4.00	67,153	5.00

At June 30, 2013, tangible common equity as a percent of tangible assets was 8.38 percent compared to 9.29 percent as of December 31, 2012.

(dollars in thousands, except share and per share information)

The Company is planning to begin construction on the previously mentioned new main office in the eastern Iowa market during the second half of 2013. An additional lot purchase and the construction will be funded with liquid assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2013 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2012.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2013 changed when compared to 2012.

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) was performed under the supervision, and with the participation of, the Company's Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.  Changes in internal controls over financial reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank debit card transactions, but not checks or Automated Clearing House items, are usurious under Iowa law, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment in consumer demand accounts violated various alleged duties of good faith. As West Bank understands the current claims, plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees, and attorney fees. West Bank believes the lawsuit allegations are factually and legally incorrect in multiple material ways and is vigorously defending the action. The amount of potential loss, if any, cannot be reasonably estimated now because the multiple alternative claims involve different time periods and present different defenses related to potential liability, class certification, and damages.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company's purchases of its common shares during the fiscal quarter ended June 30, 2013:

Maximum Dollar
			Total Number of	Amount of Shares
	Total Number		Shares Purchased	that May Yet be
	of Shares	Average Price	as Part of Publicly	Purchased Under
	Purchased (1)	Paid per Share	Announced Plan	the Plan
April 1 through April 30, 2013	—	—	—	—
May 1 through May 31, 2013	—	—	—	—
June 1 through June 30, 2013	1,440,592	$10.95	—	—
Total	1,440,592	$10.95	—	—

(1)	All shares were purchased on June 5, 2013 via a previously reported Stock Repurchase Agreement with American Equity Investment Life Holding Company and American Equity Life Insurance Company.

On July 24, 2013, the Board of Directors approved a stock repurchase plan. Management was authorized to purchase up to $2 million of the Company's common stock within a nine-month period ending April 24, 2014. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations.

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

West Bancorporation, Inc.
(Registrant)

July 26, 2013	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

July 26, 2013	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer

July 26, 2013		/s/ Marie I. Roberts
Date		Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.