Form 10-Q
period 2013-09-30
WEST BANCORPORATION INC
filed 2013-10-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Yes  ☐                      No  ☒

As of October 24, 2013, there were 15,976,204 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$62,592	$60,417
Federal funds sold and other short-term investments	29,400	111,057
Cash and cash equivalents	91,992	171,474
Securities available for sale	359,556	292,314
Federal Home Loan Bank stock, at cost	11,629	11,789
Loans held for sale	421	3,363
Loans	959,016	927,401
Allowance for loan losses	(14,741)	(15,529)
Loans, net	944,275	911,872
Premises and equipment, net	7,405	5,609
Accrued interest receivable	4,481	3,652
Bank-owned life insurance	26,222	25,730
Other real estate owned	6,276	8,304
Deferred tax assets	9,758	6,991
Other assets	9,098	7,077
Total assets	$1,471,113	$1,448,175
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$347,957	$367,281
Interest-bearing demand	164,993	160,745
Savings	495,550	428,710
Time of $100,000 or more	87,604	100,627
Other time	69,688	77,213
Total deposits	1,165,792	1,134,576
Federal funds purchased and securities sold under agreements to repurchase	44,458	55,596
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	95,015	93,890
Long-term debt	16,750	—
Accrued expenses and other liabilities	7,322	8,907
Total liabilities	1,349,956	1,313,588
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value; authorized 50,000,000 shares; 15,976,204 and
17,403,882 shares issued and outstanding at September 30, 2013 and
December 31, 2012, respectively	3,000	3,000
Additional paid-in capital	18,305	33,805
Retained earnings	103,227	95,856
Accumulated other comprehensive income (loss)	(3,375)	1,926
Total stockholders' equity	121,157	134,587
Total liabilities and stockholders' equity	$1,471,113	$1,448,175

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share information)	2013	2012	2013	2012
Interest income:
Loans, including fees	$11,382	$10,928	$33,617	$33,324
Securities:
Taxable securities	1,366	1,118	3,784	3,217
Tax-exempt securities	676	471	1,777	1,485
Federal funds sold and other short-term investments	20	36	99	129
Total interest income	13,444	12,553	39,277	38,155
Interest expense:
Deposits	854	1,054	2,591	3,604
Federal funds purchased and securities sold under
agreements to repurchase	23	23	76	89
Subordinated notes	180	189	534	568
Federal Home Loan Bank advances	668	1,030	1,995	3,068
Long-term debt	93	—	98	—
Total interest expense	1,818	2,296	5,294	7,329
Net interest income	11,626	10,257	33,983	30,826
Provision for loan losses	(1,000)	300	(850)	300
Net interest income after provision for loan
losses	12,626	9,957	34,833	30,526
Noninterest income:
Service charges on deposit accounts	747	768	2,190	2,236
Debit card usage fees	527	403	1,351	1,193
Trust services	266	201	743	595
Gains and fees on sales of residential mortgages	212	816	949	2,144
Increase in cash value of bank-owned life insurance	162	181	492	571
Gain from bank-owned life insurance	—	—	—	841
Investment securities impairment losses	—	(6)	—	(179)
Realized investment securities gains, net	—	—	—	246
Other income	216	185	643	648
Total noninterest income	2,130	2,548	6,368	8,295
Noninterest expense:
Salaries and employee benefits	4,007	3,686	11,962	10,893
Occupancy	984	880	2,917	2,612
Data processing	532	576	1,515	1,582
FDIC insurance expense	182	183	547	516
Other real estate owned expense	1,137	240	1,138	1,228
Professional fees	286	276	922	855
Consulting fees	58	191	227	498
Other expenses	1,227	1,072	3,846	3,598
Total noninterest expense	8,413	7,104	23,074	21,782
Income before income taxes	6,343	5,401	18,127	17,039
Income taxes	1,980	1,649	5,518	4,927
Net income	$4,363	$3,752	$12,609	$12,112

Basic earnings per common share	$0.27	$0.22	$0.75	$0.70
Diluted earnings per common share	$0.27	$0.22	$0.75	$0.69
Cash dividends declared per common share	$0.11	$0.10	$0.31	$0.26
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$4,363	$3,752	$12,609	$12,112
Other comprehensive income (loss), before tax:
Unrealized gains on securities for which a
portion of an other than temporary impairment
has been recorded in earnings before tax:
Unrealized holding gains arising during
the period	187	139	469	31
Less: reclassification adjustment for impairment
losses realized in net income	—	6	—	179
Net unrealized gains on securities with
other than temporary impairment before
tax expense	187	145	469	210
Unrealized gains (losses) on securities without other
than temporary impairment before tax:
Unrealized holding gains (losses) arising during
the period	(4,699)	758	(12,215)	2,536
Less: reclassification adjustment for net gains
realized in net income	—	—	—	(246)
Net unrealized gains (losses) on other
securities before tax expense	(4,699)	758	(12,215)	2,290
Unrealized gains (losses) on derivatives arising
during the period before tax	(577)	—	3,196	—
Other comprehensive income (loss) before tax	(5,089)	903	(8,550)	2,500
Tax (expense) benefit related to other comprehensive
income (loss)	1,934	(343)	3,249	(950)
Other comprehensive income (loss), net of tax:	(3,155)	560	(5,301)	1,550
Comprehensive income	$1,208	$4,312	$7,308	$13,662

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except per share data)	Stock	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2011	$—	17,404	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	—	12,112	—	12,112
Other comprehensive income, net of tax	—	—	—	—	—	1,550	1,550
Cash dividends declared, $0.26 per common share	—	—	—	—	(4,525)	—	(4,525)
Stock-based compensation costs	—	—	—	55	—	—	55
Balance, September 30, 2012	$—	17,404	$3,000	$33,742	$93,697	$2,204	$132,643

Balance, December 31, 2012	$—	17,404	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	—	12,609	—	12,609
Other comprehensive loss, net of tax	—	—	—	—	—	(5,301)	(5,301)
Cash dividends declared, $0.31 per common share	—	—	—	—	(5,238)	—	(5,238)
Repurchase and cancellation of common stock	—	(1,441)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	272	—	—	272
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	13	—	(14)	—	—	(14)
Excess tax benefits from vesting of restricted stock units	—	—	—	16	—	—	16
Balance, September 30, 2013	$—	15,976	$3,000	$18,305	$103,227	$(3,375)	$121,157

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$12,609	$12,112
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(850)	300
Net amortization and accretion	3,821	3,238
Loss on disposition of premises and equipment	7	124
Investment securities gains, net	—	(246)
Investment securities impairment losses	—	179
Stock-based compensation	272	55
Gain on sale of loans	(802)	(1,773)
Proceeds from sales of loans held for sale	79,275	88,344
Originations of loans held for sale	(75,531)	(88,953)
Gain on sale of other real estate owned	(168)	(109)
Write-down of other real estate owned	1,200	1,203
Gain from bank-owned life insurance	—	(841)
Increase in value of bank-owned life insurance	(492)	(571)
Depreciation	580	515
Deferred income taxes	482	834
Change in assets and liabilities:
Increase in accrued interest receivable	(829)	(240)
(Increase) decrease in other assets	417	(331)
Increase (decrease) in accrued expenses and other liabilities	(791)	454
Net cash provided by operating activities	19,200	14,294
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	61,714	66,533
Purchases of securities available for sale	(143,384)	(95,132)
Purchases of Federal Home Loan Bank stock	(2,107)	(1,642)
Proceeds from redemption of Federal Home Loan Bank stock	2,267	1,327
Net increase in loans	(31,737)	(16,505)
Net proceeds from sales of other real estate owned	1,130	798
Purchases of premises and equipment	(1,618)	(794)
Proceeds of principal and earnings from bank-owned life insurance	—	1,573
Net cash used in investing activities	(113,735)	(43,842)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	31,216	(28,447)
Net increase (decrease) in federal funds purchased and securities sold under
agreements to repurchase	(11,138)	17,243
Proceeds from long-term borrowings	16,000	—
Principal payments on long-term borrowings	(15)	—
Common stock dividends paid	(5,238)	(4,525)
Repurchase and cancellation of common stock	(15,774)	—
Tax withholding related to net share settlements of restricted stock units	(14)	—
Excess tax benefits from vesting of restricted stock units	16	—
Net cash provided by (used in) financing activities	15,053	(15,729)
Net decrease in cash and cash equivalents	(79,482)	(45,277)
Cash and Cash Equivalents:
Beginning	171,474	87,104
Ending	$91,992	$41,827

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,235	$7,392
Income taxes	5,125	2,986

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$185	$672
Sale of other real estate owned financed by issuance of a loan	—	800
Purchases of premises financed by issuance of long-term borrowings	765	—

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2013 and December 31, 2012, the net income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the valuation of other real estate owned and the allowance for loan losses.

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

Recent accounting developments: In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP to provide additional detail about those amounts. For public companies, the amendments were effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2013 and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

3.  Securities Available for Sale

For securities available for sale, the following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income (loss) and estimated fair value by security type as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,598	$276	$—	$12,874
State and political subdivisions	90,970	1,517	(4,635)	87,852
Collateralized mortgage obligations (1)	181,020	2,320	(2,748)	180,592
Mortgage-backed securities (1)	61,592	650	(1,676)	60,566
Trust preferred securities	5,921	—	(3,228)	2,693
Corporate notes and equity securities	15,353	45	(419)	14,979
	$367,454	$4,808	$(12,706)	$359,556

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,614	$420	$—	$13,034
State and political subdivisions	54,075	2,754	(68)	56,761
Collateralized mortgage obligations (1)	170,557	3,140	(103)	173,594
Mortgage-backed securities (1)	36,965	1,459	—	38,424
Trust preferred securities	5,913	—	(3,818)	2,095
Corporate notes and equity securities	8,341	69	(4)	8,406
	$288,465	$7,842	$(3,993)	$292,314

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA, and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $74,391 and $72,367 as of September 30, 2013 and December 31, 2012, respectively, were pledged as collateral on securities sold under agreements to repurchase, interest rate swaps and for other purposes as required or permitted by law or regulation.  Securities sold under agreements to repurchase are held in safekeeping at a correspondent bank on behalf of the Company.

The amortized cost and fair value of securities available for sale as of September 30, 2013, by contractual maturity, are shown in the following table.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the summary.

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$361	$367
Due after one year through five years	33,747	34,272
Due after five years through ten years	19,035	19,132
Due after ten years	70,215	63,441
	123,358	117,212
Collateralized mortgage obligations and mortgage-backed securities	242,612	241,158
Equity securities	1,484	1,186
	$367,454	$359,556

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The details of the sales of securities for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$—	$—	$—	$16,121
Gross gains on sales	—	—	—	288
Gross losses on sales	—	—	—	42
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$51,607	$(4,635)	$—	$—	$51,607	$(4,635)
Collateralized mortgage obligations	89,570	(2,747)	150	(1)	89,720	(2,748)
Mortgage-backed securities	43,535	(1,676)	—	—	43,535	(1,676)
Trust preferred securities	—	—	2,693	(3,228)	2,693	(3,228)
Corporate notes and equity securities	9,743	(419)	—	—	9,743	(419)
	$194,455	$(9,477)	$2,843	$(3,229)	$197,298	$(12,706)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$5,617	$(62)	$305	$(6)	$5,922	$(68)
Collateralized mortgage obligations	19,477	(103)	—	—	19,477	(103)
Trust preferred securities	—	—	2,095	(3,818)	2,095	(3,818)
Corporate notes and equity securities	1,032	(4)	—	—	1,032	(4)
	$26,126	$(169)	$2,400	$(3,824)	$28,526	$(3,993)

See Note 2 for a discussion of accounting policies related to securities with unrealized losses. As of September 30, 2013, the available for sale investment portfolio included one collateralized mortgage obligation security and two trust preferred securities (TPS) with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments in municipal obligations, collateralized mortgage obligations, mortgage-backed securities and corporate notes as of September 30, 2013, were due to market conditions, not reduced estimated cash flows. There was a significant increase in market interest rates in June 2013 and rates continued to rise slightly during the third quarter of 2013, particularly in the longer part of the interest rate curve. This caused a measurable decline in the fair market value of the bond portfolio. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI at September 30, 2013.

The Company believes the unrealized loss of $859 on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. as of September 30, 2013, was due to market conditions, not reduced estimated cash flows.  The Company does not intend to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery and expects full principal and interest will be collected.  Therefore, the Company did not consider this investment to have OTTI at September 30, 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

As of September 30, 2013, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it has considered to have OTTI since 2009.  The Company engaged an independent consulting firm to assist in the valuation of this security.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, management determined the security had an estimated fair value of $1,802 at September 30, 2013.  Based on the valuation work performed, no additional credit loss was recognized in the nine months ended September 30, 2013. A credit loss of $6 was recognized in the third quarter of 2012 and $179 was recognized during the first nine months of 2012. The remaining unrealized loss of $2,369 is reflected in accumulated other comprehensive income, net of taxes of $900.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security.

The following table provides a roll forward of the cumulative amount of credit-related losses recognized in earnings for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$729	$699	$729	$526
Current period credit loss recognized in earnings	—	6	—	179
Reductions for securities sold during the period	—	—	—	—
Reductions for securities where there is an intent to
sell or requirement to sell	—	—	—	—
Reductions for increases in cash flows expected to
be collected	—	—	—	—
Balance at end of period	$729	$705	$729	$705

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Commercial	$230,841	$282,124
Real estate:
Construction, land and land development	134,048	121,911
1-4 family residential first mortgages	46,520	49,280
Home equity	26,683	25,536
Commercial	513,617	441,857
Consumer and other loans	7,917	7,099
	959,626	927,807
Net unamortized fees and costs	(610)	(406)
	$959,016	$927,401
Real estate loans of approximately $468,000 and $397,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2013 and December 31, 2012, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of September 30, 2013 and December 31, 2012. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	September 30, 2013	December 31, 2012
Nonaccrual loans:
Commercial	$4,874	$655
Real estate:
Construction, land and land development	—	3,356
1-4 family residential first mortgages	773	406
Home equity	8	—
Commercial	1,631	1,983
Consumer and other loans	—	—
Total nonaccrual loans	7,286	6,400
Loans past due 90 days and still accruing interest(1):
Commercial	537	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	509	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	1,046	—
Troubled debt restructured loans(2):
Commercial	—	20
Real estate:
Construction, land and land development	435	470
1-4 family residential first mortgages	—	273
Home equity	—	—
Commercial	93	93
Consumer and other loans	—	—
Total troubled debt restructured loans	528	856
Total nonperforming loans	$8,860	$7,256

(1)	Subsequent to September 30, 2013, the two loans comprising this category were brought current by the borrowers.

(2)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of September 30, 2013, there were three TDR loans totaling $819 included in the nonaccrual category. As of December 31, 2012, there was one TDR loan with a balance of $810 included in the nonaccrual category.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—	—	$—	$—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential
first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	1	31	31	1	31	31
	1	$31	$31	1	$31	$31

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of Loans	Recorded Investment	Recorded Investment	of Loans	Recorded Investment	Recorded Investment
Lengthened amortization:
Commercial	—	$—	$—	1	$28	$28
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential
first mortgages	—	—	—	1	74	74
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
	—	$—	$—	2	$102	$102

Subsequent to the modification of the loans shown in the previous tables, a charge-off of $31 was recognized during the three and nine months ended September 30, 2013, and a charge-off of $4 was recognized during the three and nine months ended September 30, 2012.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the recorded investment in TDR loans by segment that have been modified within the twelve months preceding September 30, 2013 and 2012, and have subsequently had a payment default during the three and nine months ended September 30, 2013 and 2012. A TDR loan is considered to have a payment default when it is past due 30 days or more.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
Commercial	—	$—	—	$—	—	$—	—	$—
Real estate:
Construction, land and
land development	—	—	—	—	—	—	—	—
1-4 family residential
first mortgages	1	104	1	74	1	104	1	74
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	1	820	—	—	1	820
Consumer and other loans	1	31	—	—	1	31	—	—
Total	2	$135	2	$894	2	$135	2	$894

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of September 30, 2013 and December 31, 2012, and the average recorded investment and interest income recognized on these loans for the three and nine months ended September 30, 2013 and 2012.

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$18	$18	N/A	$282	$292	N/A
Real Estate:
Construction, land and land development	435	1,037	N/A	3,825	5,292	N/A
1-4 family residential first mortgages	499	509	N/A	679	679	N/A
Home equity	8	8	N/A	—	—	N/A
Commercial	1,725	2,694	N/A	2,077	3,046	N/A
Consumer and other	—	—	N/A	—	—	N/A
	2,685	4,266	N/A	6,863	9,309	N/A
With an allowance recorded:
Commercial	5,086	5,086	$1,515	3,615	3,615	$1,297
Real Estate:
Construction, land and land development	2,457	2,457	1,900	4,441	4,441	3,000
1-4 family residential first mortgages	467	467	60	—	—	—
Home equity	—	—	—	458	458	86
Commercial	—	—	—	1,574	1,574	523
Consumer and other	—	—	—	—	—	—
	8,010	8,010	3,475	10,088	10,088	4,906
Total:
Commercial	5,104	5,104	1,515	3,897	3,907	1,297
Real Estate:
Construction, land and land development	2,892	3,494	1,900	8,266	9,733	3,000
1-4 family residential first mortgages	966	976	60	679	679	—
Home equity	8	8	—	458	458	86
Commercial	1,725	2,694	—	3,651	4,620	523
Consumer and other	—	—	—	—	—	—
	$10,695	$12,276	$3,475	$16,951	$19,397	$4,906

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$355	$—	$215	$1	$244	$9	$494	$80
Real Estate:
Construction, land and
land development	437	4	3,836	4	1,791	13	2,378	4
1-4 family residential
first mortgages	510	—	1,054	1	594	1	1,088	4
Home equity	2	—	30	—	1	—	12	—
Commercial	1,854	2	3,381	14	1,962	5	3,463	49
Consumer and other	16	—	—	—	6	—	—	—
	3,174	6	8,516	20	4,598	28	7,435	137
With an allowance recorded:
Commercial	4,063	—	100	—	3,838	82	916	24
Real Estate:
Construction, land and
land development	2,629	34	10,820	152	3,667	138	13,655	454
1-4 family residential
first mortgages	292	3	243	—	137	8	390	15
Home equity	108	—	285	8	311	11	145	8
Commercial	241	—	1,264	19	1,037	44	1,269	65
Consumer and other	—	—	—	—	—	—	15	1
	7,333	37	12,712	179	8,990	283	16,390	567
Total:
Commercial	4,418	—	315	1	4,082	91	1,410	104
Real Estate:
Construction, land and
development	3,066	38	14,656	156	5,458	151	16,033	458
1-4 family residential
first mortgages	802	3	1,297	1	731	9	1,478	19
Home equity	110	—	315	8	312	11	157	8
Commercial	2,095	2	4,645	33	2,999	49	4,732	114
Consumer and other	16	—	—	—	6	—	15	1
	$10,507	$43	$21,228	$199	$13,588	$311	$23,825	$704
The following table reconciles the balance of nonaccrual loans with impaired loans as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Nonaccrual loans	$7,286	$6,400
Troubled debt restructured loans	528	856
Other impaired loans still accruing interest	2,881	9,695
Total impaired loans	$10,695	$16,951
The balance of impaired loans at September 30, 2013 and December 31, 2012 was comprised of 18 and 22 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing (1)
Commercial	$91	$4,257	$848	$5,196	$225,645	$230,841	$537
Real estate:
Construction, land and
land development	216	—	—	216	133,832	134,048	—
1-4 family residential
first mortgages	65	—	704	769	45,751	46,520	—
Home equity	106	—	8	114	26,569	26,683	—
Commercial	118	—	1,443	1,561	512,056	513,617	509
Consumer and other	48	—	—	48	7,869	7,917	—
Total	$644	$4,257	$3,003	$7,904	$951,722	$959,626	$1,046
Nonaccrual loans included
above	$—	$4,257	$1,957	$6,214	$1,072	$7,286

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$146	$—	$331	$477	$281,647	$282,124	$—
Real estate:
Construction, land and
land development	—	—	3,356	3,356	118,555	121,911	—
1-4 family residential
first mortgages	89	143	152	384	48,896	49,280	—
Home equity	279	27	—	306	25,230	25,536	—
Commercial	38	236	1,744	2,018	439,839	441,857	—
Consumer and other	195	—	—	195	6,904	7,099	—
Total	$747	$406	$5,583	$6,736	$921,071	$927,807	$—
Nonaccrual loans included
above	$74	$236	$5,583	$5,893	$507	$6,400

(1)	Subsequent to September 30, 2013, the two loans comprising the category 90 Days Past Due and Still Accruing, were brought current by the borrowers.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the recorded investment in loans by credit quality indicator and portfolio segment as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$213,635	$10,188	$7,018	$—	$230,841
Real estate:
Construction, land and land development	115,428	11,986	6,634	—	134,048
1-4 family residential first mortgages	44,843	371	1,306	—	46,520
Home equity	25,051	1,486	146	—	26,683
Commercial	496,294	8,896	8,427	—	513,617
Consumer and other	7,882	35	—	—	7,917
Total	$903,133	$32,962	$23,531	$—	$959,626

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$258,677	$17,234	$6,213	$—	$282,124
Real estate:
Construction, land and land development	94,855	15,030	12,026	—	121,911
1-4 family residential first mortgages	47,392	861	1,027	—	49,280
Home equity	24,659	105	772	—	25,536
Commercial	420,888	8,101	12,868	—	441,857
Consumer and other	7,063	36	—	—	7,099
Total	$853,534	$41,367	$32,906	$—	$927,807
All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval, and they change as circumstances dictate during the term of the loan. The Company utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column and rating 9 included in the Doubtful column. All loans classified as impaired that are included in the specific evaluation of the allowance for loan losses, are included in the Substandard column along with all other loans with ratings of 7 - 8.

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

Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, inventory and accounts receivable, and capital expenditure loans to finance equipment and other fixed assets.  These loans generally have short maturities, have either adjustable or fixed interest rates, and are either unsecured or secured by inventory, accounts receivable and/or fixed assets. For commercial loans, the primary source of repayment is from the operation of the business.

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

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate.  The majority of the Company's consumer lending is for vehicles, consolidation of personal debts and household improvements. The repayment source for consumer loans, including 1-4 family residential and home equity loans, is typically wages.

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

The following tables detail changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,108	$3,933	$663	$441	$6,780	$34	$15,959
Charge-offs	(315)	—	(10)	—	—	(31)	(356)
Recoveries	34	—	3	99	—	2	138
Provision (1)	369	(158)	(38)	(171)	(1,032)	30	(1,000)
Ending balance	$4,196	$3,775	$618	$369	$5,748	$35	$14,741

	Three Months Ended September 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,996	$3,066	$1,090	$596	$6,561	$64	$15,373
Charge-offs	(27)	—	(120)	(10)	(2)	—	(159)
Recoveries	36	—	77	10	—	—	123
Provision (1)	(648)	1,390	(150)	24	(308)	(8)	300
Ending balance	$3,357	$4,456	$897	$620	$6,251	$56	$15,637

	Nine Months Ended September 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(514)	—	(40)	(5)	—	(32)	(591)
Recoveries	254	42	121	212	2	22	653
Provision (1)	340	(883)	(100)	(406)	182	17	(850)
Ending balance	$4,196	$3,775	$618	$369	$5,748	$35	$14,741

	Nine Months Ended September 30, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	(27)	(1,508)	(184)	(105)	(3)	(12)	(1,839)
Recoveries	271	—	92	18	—	17	398
Provision (1)	(1,296)	2,392	(226)	(125)	(413)	(32)	300
Ending balance	$3,357	$4,456	$897	$620	$6,251	$56	$15,637

(1)
The negative provisions for the various segments are either related to the decline in each of those portfolio segments during the time periods disclosed or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,515	$1,900	$60	$—	$—	$—	$3,475
Collectively evaluated for impairment	2,681	1,875	558	369	5,748	35	11,266
Total	$4,196	$3,775	$618	$369	$5,748	$35	$14,741

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,297	$3,000	$—	$86	$523	$—	$4,906
Collectively evaluated for impairment	2,819	1,616	637	482	5,041	28	10,623
Total	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2013 and December 31, 2012.

	September 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$5,104	$2,892	$966	$8	$1,725	$—	$10,695
Collectively evaluated for impairment	225,737	131,156	45,554	26,675	511,892	7,917	948,931
Total	$230,841	$134,048	$46,520	$26,683	$513,617	$7,917	$959,626

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,897	$8,266	$679	$458	$3,651	$—	$16,951
Collectively evaluated for impairment	278,227	113,645	48,601	25,078	438,206	7,099	910,856
Total	$282,124	$121,911	$49,280	$25,536	$441,857	$7,099	$927,807

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

The Company has variable rate FHLB advances, which create exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions, with a total notional amount of $80,000. The interest rate swaps effectively convert $80,000 of variable rate FHLB advances to fixed interest rate debt as of the forward-starting dates. The forward-starting dates on the interest rate swaps range from December 2014 to December 2015. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying FHLB advances with quarterly interest rate reset dates.

In June 2013, the Company entered into a forward-starting interest rate swap transaction, with a total notional amount of $20,000, to effectively convert $20,000 of variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. The forward-starting date of this swap is June 30, 2014. This swap transaction was designated as a cash flow hedge of the variability in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt, which has a quarterly interest reset date.

At inception of each hedge transaction, the Company asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 7 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the nine months ended September 30, 2013, and the Company expects there will be no reclassification from accumulated other comprehensive income to interest expense for the next twelve months through September 30, 2014. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of September 30, 2013, the counterparty had pledged $2,770 of required collateral in the form of cash on deposit with a third party. The Company was not required to pledge any collateral to the counterparty as of September 30, 2013; however, the Company may need to pledge collateral in the future.

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2013 and December 31, 2012.

September 30, 2013		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$602	Other Assets	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	736	Other Assets	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	961	Other Assets	0.56%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	154	Other Assets	3.30%	4.88%	6/30/2019

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
The table below identifies the pre-tax gains recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2013.

		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$841	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	973	Interest Expense	—	Other Income	—
Interest rate swap	(3)	1,228	Interest Expense	—	Other Income	—
Interest rate swap	(4)	154	Interest Expense	—	Other Income	—

6. Long-Term Debt

On June 27, 2013, the Company borrowed $16,000 from a commercial bank in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance the repurchase and cancellation of 1,440,592 shares of common stock discussed in Note 8. In the event that the Company defaults under the note, the interest rate would increase by an additional 5.0 percent. The Company also entered into a $5,000 secured line of credit that expires on June 27, 2014. Both the note and the secured line of credit are secured by a pledge of certain Company assets, including the stock of West Bank.

During June 2013, the Company purchased a commercial lot in Coralville for construction of a new eastern Iowa main office. The purchase was financed with an eight-and-one-half-year variable payment contract for $765 with a fixed interest rate of 1.25 percent.

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

The Company's balance sheet contains securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities, and certain corporate bonds and trust preferred securities. Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3. The fair value of these securities is based on management's best estimates.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis, management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivative is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$12,874	$—	$12,874	$—
State and political subdivisions	87,852	—	87,852	—
Collateralized mortgage obligations	180,592	—	180,592	—
Mortgage-backed securities	60,566	—	60,566	—
Trust preferred securities	2,693	—	891	1,802
Corporate notes and equity securities	14,979	14,679	300	—
Total securities available for sale	359,556	14,679	343,075	1,802
Derivative instruments:
Interest rate swaps	2,453	—	2,453	—
Total assets measured at fair value on a recurring basis	$362,009	$14,679	$345,528	$1,802

Derivative instruments:
Interest rate swaps	$—	$—	$—	$—
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agencies and corporations	$13,034	$—	$13,034	$—
State and political subdivisions	56,761	—	56,761	—
Collateralized mortgage obligations	173,594	—	173,594	—
Mortgage-backed securities	38,424	—	38,424	—
Trust preferred securities	2,095	—	761	1,334
Corporate notes and equity securities	8,406	7,780	626	—
Total securities available for sale	292,314	7,780	283,200	1,334
Derivative instruments:
Interest rate swaps	—	—	—	—
Total assets measured at fair value on a recurring basis	$292,314	$7,780	$283,200	$1,334

Derivative instruments:
Interest rate swaps	$744	$—	$744	$—
Total liabilities measured at fair value on a recurring basis	$744	$—	$744	$—
The following table presents changes in securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$1,616	$1,137	$1,334	$1,245
Transfer into level 3	—	—	—	—
Total gains or (losses):
Included in earnings	—	(6)	—	(179)
Included in other comprehensive income	186	145	468	210
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$1,802	$1,276	$1,802	$1,276
The following table presents additional quantitative information about assets measured on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2013.

September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$1,802	Discounted cash flow	Discount rate	NA (17.0%)

			Prepayment rate	0.0% - 75.0% (5.6%)

			Probability of default	2.0% - 100.0% (19.4%)

Expected losses on
			defaulted collateral	20.0% - 100.0% (88.3%)

Recovery probabilities
			for deferring collateral	0.0% - 75.0% (26.3%)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$4,535	$—	$—	$4,535
Other real estate owned	6,276	—	—	6,276
Total	$10,811	$—	$—	$10,811

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$5,182	$—	$—	$5,182
Other real estate owned	8,304	—	—	8,304
Total	$13,486	$—	$—	$13,486
Loans in the previous tables consist of impaired loans for which a fair value adjustment was recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate or business assets such as equipment, inventory or accounts receivable. Fair value is determined by management evaluations or independent appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs. Fair value of other real estate owned is determined by management by obtaining appraisals or other market value information at the time of acquisition, is updated at least annually and may be discounted.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2013.

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$4,535	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	6,276	Appraisal	Appraisal adjustment	2.2% - 20.0% (16.3%)
* Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.
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

Loans held for sale:  The fair values of loans held for sale are based on estimated sales prices.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

Loans:  The fair values of fixed-rate loans are estimated using discounted cash flow analysis based on observable market interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying value of variable-rate loans approximate their fair values.

Deposits:  The carrying amounts for demand and savings deposits, which represent the amounts payable on demand, approximate their fair values.  The fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered on certificates with similar terms. The carrying value of variable-rate certificates of deposit approximate their fair values.

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

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2013 and December 31, 2012.

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$62,592	$62,592	$60,417	$60,417
Federal funds sold and other short-term
investments	Level 1	29,400	29,400	111,057	111,057
Securities available for sale	See previous table	359,556	359,556	292,314	292,314
Federal Home Loan Bank stock	Level 1	11,629	11,629	11,789	11,789
Loans held for sale	Level 2	421	425	3,363	3,409
Loans, net	Level 2	944,275	961,880	911,872	928,048
Accrued interest receivable	Level 1	4,481	4,481	3,652	3,652
Interest rate swaps	See previous table	2,453	2,453	—	—
Financial liabilities:
Deposits	Level 2	1,165,792	1,166,672	1,134,576	1,136,378
Federal funds purchased and securities sold
under agreements to repurchase	Level 1	44,458	44,458	55,596	55,596
Accrued interest payable	Level 1	531	531	472	472
Subordinated notes	Level 2	20,619	11,539	20,619	12,010
Federal Home Loan Bank advances, net	Level 2	95,015	95,333	93,890	95,741
Long-term debt	Level 2	16,750	16,750	—	—
Interest rate swaps	See previous table	—	—	744	744
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

8. Common Stock Repurchase

On June 4, 2013, the Company entered into an agreement to repurchase 1,440,592 shares of its common stock from American Equity Investment Life Holding Company and American Equity Life Insurance Company. The shares represented 8.27 percent of the total outstanding common shares of the Company as of that date. The purchase took place on June 5, 2013 at a purchase price of $10.95 per share. The repurchased shares were canceled, thus reducing the Company's total issued and outstanding common shares to 15,969,464 as of that date. This transaction was the result of the seller indicating a desire to sell the shares. The purchase was financed as described in Note 6.

9.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised during the time period they were outstanding and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2013	2012	2013	2012
Net income	$4,363	$3,752	$12,609	$12,112

Weighted average common shares outstanding	15,973	17,404	16,786	17,404
Weighted average effect of restricted stock
units outstanding	42	29	44	48
Diluted weighted average common shares outstanding	16,015	17,433	16,830	17,452

Basic earnings per common share	$0.27	$0.22	$0.75	$0.70
Diluted earnings per common share	$0.27	$0.22	$0.75	$0.69

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2013 and 2012.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Other comprehensive income (loss) before
reclassifications	290	(7,573)	1,982	(5,301)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income
(loss)	290	(7,573)	1,982	(5,301)
Balance, September 30, 2013	$(1,469)	$(3,427)	$1,521	$(3,375)

Balance, December 31, 2011	$(1,940)	$2,594	$—	$654
Net current period other comprehensive income	130	1,420	—	1,550
Balance, September 30, 2012	$(1,810)	$4,014	$—	$2,204

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized gains on securities
with OTTI:
Unrealized holding gains arising
during period	$187	$(72)	$115	$469	$(179)	$290
Less: reclassification adjustment
for net losses realized in net
income	—	—	—	—	—	—
Net unrealized holding gains for
securities with OTTI	187	(72)	115	469	(179)	290
Unrealized losses on securities
without OTTI:
Unrealized holding losses arising
during the period	(4,699)	1,786	(2,913)	(12,215)	4,642	(7,573)
Less: reclassification adjustment
for net gains realized in net
income	—	—	—	—	—	—
Net unrealized losses on securities
without OTTI	(4,699)	1,786	(2,913)	(12,215)	4,642	(7,573)
Unrealized gains (losses) on
derivatives	(577)	220	(357)	3,196	(1,214)	1,982
Other comprehensive (loss)	$(5,089)	$1,934	$(3,155)	$(8,550)	$3,249	$(5,301)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Before Tax	Tax (Expense)	Net of Tax	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized gains on securities
with OTTI:
Unrealized holding gains arising
during period	$139	$(53)	$86	$31	$(12)	$19
Less: reclassification adjustment
for net losses realized in net
income	6	(2)	4	179	(68)	111
Net unrealized holding gains for
securities with OTTI	145	(55)	90	210	(80)	130
Unrealized gains on securities
without OTTI:
Unrealized holding gains arising
during period	758	(288)	470	2,536	(964)	1,572
Less: reclassification adjustment
for net losses realized in net
income	—	—	—	(246)	94	(152)
Net unrealized gains on securities
without OTTI	758	(288)	470	2,290	(870)	1,420
Other comprehensive income	$903	$(343)	$560	$2,500	$(950)	$1,550

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share information)

11.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Allowance for loan losses	$5,602	$5,901
Investment security impairment	106	106
Net unrealized losses on securities available for sale	3,001	—
Net unrealized losses on interest rate swaps	—	283
Intangibles	1,464	1,695
Other real estate owned	1,754	1,475
Accrued expenses	758	766
Other deferred tax assets	277	288
State net operating loss carryforward	600	529
Capital loss carryforward	4,065	4,065
Net deferred loan fees and costs	(271)	(272)
Net unrealized gains on securities available for sale	—	(1,463)
Net unrealized gains on interest rate swaps	(932)	—
Premises and equipment	(589)	(513)
Loans	(998)	(878)
Other deferred tax liabilities	(308)	(291)
Net deferred tax assets before valuation allowance	14,529	11,691
Valuation allowance	(4,771)	(4,700)
Net deferred tax assets	$9,758	$6,991
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

12.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments as of September 30, 2013 and December 31, 2012 consisted of the following approximate amounts.

	September 30, 2013	December 31, 2012
Commitments to extend credit	$467,388	$360,879
Standby letters of credit	3,518	10,488
	$470,906	$371,367
West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (the Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2014.  At September 30, 2013, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $457.

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

(dollars in thousands, except share and per share information)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  Results of operations for the three and nine months ended September 30, 2013 are compared to the results for the same periods in 2012, and the consolidated financial condition of the Company as of September 30, 2013 is compared to balances as of December 31, 2012.

Net income for the third quarter of 2013 increased 16.3 percent to $4,363, or $0.27 per basic and diluted common share, compared to $3,752, or $0.22 per basic and diluted common share for the third quarter of 2012. The Company's annualized return on average equity and return on average assets for the third quarter of 2013 were 14.41 and 1.19 percent, respectively, compared to 11.36 and 1.14 percent, respectively, for the same period in 2012.

The increase in net income for the third quarter of 2013 was due to several significant fluctuations compared to the same period last year. Net interest income for the third quarter of 2013 was up 13.3 percent over the same period last year primarily as the result of loan growth. The provision for loan losses for the third quarter of 2013 was a negative $1,000 compared to an expense of $300 in the same quarter of 2012. The negative provision was based upon sustained improvement in the credit quality of the loan portfolio. Meanwhile, gains and fees on sales of residential mortgages declined $604 due to the rise in long-term interest rates, and noninterest expense increased primarily because of write-downs of other real estate owned properties and an increase in the number of West Bank employees.

Net income for the nine months ended September 30, 2013 was $12,609, or $0.75 per basic and diluted common share compared to $12,112, or $0.70 per basic share and $0.69 per diluted common share for the nine months ended September 30, 2012. The Company's annualized return on average equity and return on average assets for the nine months ended September 30, 2013 were 13.02 and 1.17 percent, respectively, compared to 12.61 and 1.23 percent, respectively, for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, net interest income increased $3,157 compared to the same period in 2012 due to a higher average volume of loans and investment securities and a reduction in deposit and borrowing costs. On a year-to-date basis, the provision for loan losses was a negative $850 in 2013 compared to an expense of $300 for the nine months ended September 30, 2012. Other significant changes between the first nine months of 2013 and 2012 were a $1,195 reduction in gains and fees on sales of residential mortgages and a $1,069 increase in salaries and benefits primarily as a result of an increase in the number of bank employees.

During the first nine months of 2013, total loans outstanding increased $31,615. Management believes the loan portfolio will continue to grow during the remainder of 2013 as the pipeline for new loans remains strong. It is expected that the new office, located in Rochester, Minnesota, will contribute to the continued growth. After two full quarters of operations, this location had approximately $7,200 of loans outstanding as of September 30, 2013. The Rochester office originally opened as a loan production office in March 2013 and began operating as an office effective July 1, 2013.

As of September 30, 2013, the allowance for loan losses was 1.54 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

Investment securities purchases of approximately $143,400 during the first nine months of 2013 caused the investment portfolio to grow by $67,242 compared to December 31, 2012. The purchases were made in a planned effort to reduce the level of federal funds sold and subsequently improve the net interest margin during a continuing period of downward pressure on the margin.

The Board of Directors declared a quarterly dividend of $0.11 per common share at its meeting on October 23, 2013. The dividend is payable on November 26, 2013 to shareholders of record as of November 6, 2013.

(dollars in thousands, except share and per share information)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2013 compared with the same period in 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	Change %	2013	2012	Change	Change %
Net income	$4,363	$3,752	$611	16.3%	$12,609	$12,112	$497	4.1%
Average assets	1,459,442	1,305,262	154,180	11.8%	1,442,336	1,313,861	128,475	9.8%
Average stockholders' equity	120,155	131,450	(11,295)	(8.6)%	129,504	128,347	1,157	0.9%

Return on average assets	1.19%	1.14%	0.05%		1.17%	1.23%	(0.06)%
Return on average equity	14.41%	11.36%	3.05%		13.02%	12.61%	0.41%
Efficiency ratio	51.14%	51.92%	(0.78)%		52.70%	50.98%	1.72%
Dividend payout ratio	40.27%	46.40%	(6.13)%		41.54%	37.36%	4.18%
Average equity to average
assets ratio	8.23%	10.07%	(1.84)%		8.98%	9.77%	(0.79)%

					As of September 30,
					2013	2012	Change
Texas ratio					12.46%	12.99%	(0.53)%
Equity to assets ratio					8.24%	10.46%	(2.22)%
Tangible common equity ratio					8.24%	10.46%	(2.22)%
Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2013	2012	Change	Change- %	2013	2012	Change	Change- %	2013	2012	Change
Interest-earning assets:
Loans:
Commercial	$242,010	$256,432	$(14,422)	(5.62)%	$2,569	$3,106	$(537)	(17.29)%	4.21%	4.82%	(0.61)%
Real estate	717,991	589,740	128,251	21.75%	8,851	7,919	932	11.77%	4.89%	5.34%	(0.45)%
Consumer and other	8,246	6,217	2,029	32.64%	97	75	22	29.33%	4.67%	4.80%	(0.13)%
Total loans	968,247	852,389	115,858	13.59%	11,517	11,100	417	3.76%	4.72%	5.18%	(0.46)%

Investment securities:
Taxable	293,424	268,934	24,490	9.11%	1,365	1,118	247	22.09%	1.86%	1.66%	0.20%
Tax-exempt	86,576	55,372	31,204	56.35%	1,015	709	306	43.16%	4.69%	5.12%	(0.43)%
Total investment securities	380,000	324,306	55,694	17.17%	2,380	1,827	553	30.27%	2.51%	2.25%	0.26%

Federal funds sold and short-
term investments	28,837	52,852	(24,015)	(45.44)%	20	36	(16)	(44.44)%	0.28%	0.27%	0.01%
Total interest-earning assets	$1,377,084	$1,229,547	$147,537	12.00%	13,917	12,963	954	7.36%	4.01%	4.19%	(0.18)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$664,832	$537,313	$127,519	23.73%	420	454	(34)	(7.49)%	0.25%	0.34%	(0.09)%
Time deposits	164,821	161,387	3,434	2.13%	435	600	(165)	(27.50)%	1.05%	1.48%	(0.43)%
Total deposits	829,653	698,700	130,953	18.74%	855	1,054	(199)	(18.88)%	0.41%	0.60%	(0.19)%
Other borrowed funds	191,395	182,221	9,174	5.03%	964	1,242	(278)	(22.38)%	2.00%	2.71%	(0.71)%
Total interest-bearing
liabilities	$1,021,048	$880,921	$140,127	15.91%	1,819	2,296	(477)	(20.78)%	0.71%	1.04%	(0.33)%

Tax-equivalent net interest income					$12,098	$10,667	$1,431	13.42%
Net interest spread									3.30%	3.15%	0.15%
Net interest margin									3.49%	3.45%	0.04%

(dollars in thousands, except share and per share information)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2013	2012	Change	Change- %	2013	2012	Change	Change- %	2013	2012	Change
Interest-earning assets:
Loans:
Commercial	$252,172	$259,005	$(6,833)	(2.64)%	$8,352	$9,661	$(1,309)	(13.55)%	4.43%	4.98%	(0.55)%
Real estate	684,722	587,993	96,729	16.45%	25,398	23,968	1,430	5.97%	4.96%	5.44%	(0.48)%
Consumer and other	7,323	6,023	1,300	21.58%	258	211	47	22.27%	4.71%	4.68%	0.03%
Total loans	944,217	853,021	91,196	10.69%	34,008	33,840	168	0.50%	4.82%	5.30%	(0.48)%

Investment securities:
Taxable	293,691	263,790	29,901	11.34%	3,783	3,217	566	17.59%	1.72%	1.63%	0.09%
Tax-exempt	76,363	53,919	22,444	41.63%	2,664	2,234	430	19.25%	4.65%	5.52%	(0.87)%
Total investment securities	370,054	317,709	52,345	16.48%	6,447	5,451	996	18.27%	2.32%	2.29%	0.03%

Federal funds sold and short-
term investments	50,607	67,072	(16,465)	(24.55)%	99	129	(30)	(23.26)%	0.26%	0.26%	—%
Total interest-earning assets	$1,364,878	$1,237,802	$127,076	10.27%	40,554	39,420	1,134	2.88%	3.97%	4.25%	(0.28)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$637,556	$542,860	$94,696	17.44%	1,183	1,632	(449)	(27.51)%	0.25%	0.40%	(0.15)%
Time deposits	172,938	164,464	8,474	5.15%	1,408	1,972	(564)	(28.60)%	1.09%	1.60%	(0.51)%
Total deposits	810,494	707,324	103,170	14.59%	2,591	3,604	(1,013)	(28.11)%	0.43%	0.68%	(0.25)%
Other borrowed funds	185,597	195,930	(10,333)	(5.27)%	2,703	3,725	(1,022)	(27.44)%	1.95%	2.54%	(0.59)%
Total interest-bearing
liabilities	$996,091	$903,254	$92,837	10.28%	5,294	7,329	(2,035)	(27.77)%	0.71%	1.08%	(0.37)%

Tax-equivalent net interest income					$35,260	$32,091	$3,169	9.88%
Net interest spread									3.26%	3.17%	0.09%
Net interest margin									3.45%	3.46%	(0.01)%

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

The net interest margin for the three months ended September 30, 2013, increased four basis points to 3.49 percent compared to the three months ended September 30, 2012, and declined two basis points compared to the second quarter of 2013. For the nine months ended September 30, 2013, the net interest margin declined by one basis point compared to the same period in 2012. The $3,169 increase in tax-equivalent net interest income for the nine months ended September 30, 2013, was primarily the result of growth in earning assets and the decline in the rate paid on interest-bearing deposits and borrowings. Management believes the net interest margin will remain under pressure due to continued low market interest rates but will be relatively consistent throughout the rest of 2013 if market interest rates do not change significantly in the fourth quarter. Two management actions taken in December 2012 and during the first nine months of 2013 have and will continue to assist in maintaining the net interest margin. The first was the modification of $80,000 of the Company's FHLB advances in December 2012. The FHLB advances were refinanced as variable rate borrowings tied to three-month LIBOR. The overall interest rate effective as of September 30, 2013 on the FHLB advances was 2.63 percent, including amortization of prepayment fees. To prevent a negative impact to interest expense in the long-term, the Company entered into forward-starting interest rate swaps that, in effect, convert the payment streams to a fixed interest rate beginning in 2014 and 2015. The second action was the decision to reinvest federal funds sold into investment securities in 2013. Approximately $143,400 was invested during the first nine months of 2013.

(dollars in thousands, except share and per share information)

Year-to-date tax-equivalent interest on loans increased $168 for the first nine months of 2013 compared to the same period in 2012. The increase was due to the net effect of a $91,196 increase in average volume and a 48 basis point decline in yield. The Company continues to focus on expanding existing customer relationships and developing new relationships. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

For the first nine months of 2013, the average balance of investment securities was $52,345 higher than in the first nine months of 2012 due to the previously mentioned plan to reinvest federal funds sold. The yield on the investment portfolio increased 3 basis points during the same time period.

The average rate paid on deposits for the first nine months of 2013 declined to 43 basis points from 68 basis points for the same period last year.  Total interest expense on deposits declined by $1,013 compared to the first nine months of 2012, as the decline in rates exceeded the effect of a 14.59 percent increase in average interest-bearing deposits.

The average rate paid on other borrowings declined by 59 basis points compared to the first nine months of 2012 primarily due to the previously mentioned refinancing of the FHLB borrowings.  The rate on the FHLB advances declined to 2.82 percent for the nine months ended September 30, 2013, compared to 3.90 percent for the nine months ended September 30, 2012. The rate on the Company's subordinated notes is variable with the rate tied to LIBOR. The average rate paid on the subordinated notes during the first nine months of 2013 was 3.46 percent compared to 3.68 percent for the first nine months of 2012. In June 2013, the Company entered into a forward-starting interest rate swap to manage the interest rate risk of the variability of interest payments on $20,000 of the outstanding subordinated notes. The forward-starting date of the interest rate swap is June 30, 2014.

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

(dollars in thousands, except share and per share information)

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Balance at beginning of period	$15,959	$15,373	$586	$15,529	$16,778	$(1,249)
Charge-offs	(356)	(159)	(197)	(591)	(1,839)	1,248
Recoveries	138	123	15	653	398	255
Net (charge-offs) recoveries	(218)	(36)	(182)	62	(1,441)	1,503
Provision for loan losses charged to operations	(1,000)	300	(1,300)	(850)	300	(1,150)
Balance at end of period	$14,741	$15,637	$(896)	$14,741	$15,637	$(896)

Average loans outstanding, excluding
loans held for sale	$965,881	$847,902		$941,789	$850,346

Ratio of annualized net charge-offs (recoveries)
during the period to average loans outstanding	0.09%	0.02%		(0.01)%	0.23%

Ratio of allowance for loan losses to
average loans outstanding	1.53%	1.84%		1.57%	1.84%
The allowance for loan losses represented 166.38 percent of nonperforming loans at September 30, 2013, compared to 214.02 percent percent at December 31, 2012. Out of the total charge-offs of $591 for the first nine months of 2013, $514 related to two customers. During the first nine months of 2013, the majority of the $653 of year-to-date recoveries were from six customers.

After evaluating the various components of our allowance methodology it was decided it was appropriate to record a negative provision for loan losses of $1,000 for the third quarter of 2013.  This results in a negative provision of $850 for the first nine months of 2013.  As disclosed in Note 4, the portion of the allowance for loan losses related to loans individually evaluated for impairment declined from December 31, 2012 to September 30, 2013, primarily due to the improvement of and paydowns on a land development loan relationship.  Also factored into the decision to record a negative provision was the belief the loan relationship placed on nonaccrual status in the third quarter will be resolved without additional loss.

The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased for the first nine months of 2013 in line with loan growth. While the economic environment in Iowa is continuing to cautiously improve, the relative strength and growth of the economy is not back to pre-recession levels. Therefore, the Company has refrained from significantly lowering the economic factors within the allowance for loan losses evaluation in the third quarter of 2013. The Company has slightly increased the factor for local market conditions as several significant payoffs within the commercial segment of the portfolio caused a slight downward shift in the overall risk profile of that segment. Management believes the resulting allowance for loan losses of $14,741 as of September 30, 2013 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

(dollars in thousands, except share and per share information)

Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended September 30,
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$747	$768	$(21)	(2.73)%
Debit card usage fees	527	403	124	30.77%
Trust services	266	201	65	32.34%
Gains and fees on sales of residential mortgages	212	816	(604)	(74.02)%
Increase in cash value of bank-owned life insurance	162	181	(19)	(10.50)%
Investment securities impairment losses	—	(6)	6	NM
Other income:
Credit card fees	57	51	6	11.76%
Loan fees	24	11	13	118.18%
All other income	135	123	12	9.76%
Total other income	216	185	31	16.76%
Total noninterest income	$2,130	$2,548	$(418)	(16.41)%

	Nine Months Ended September 30,
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$2,190	$2,236	$(46)	(2.06)%
Debit card usage fees	1,351	1,193	158	13.24%
Trust services	743	595	148	24.87%
Gains and fees on sales of residential mortgages	949	2,144	(1,195)	(55.74)%
Increase in cash value of bank-owned life insurance	492	571	(79)	(13.84)%
Gain from bank-owned life insurance	—	841	(841)	(100.00)%
Investment securities impairment losses	—	(179)	179	100.00%
Realized investment securities gains, net	—	246	(246)	(100.00)%
Other income:
Credit card fees	166	147	19	12.93%
Loan fees	44	14	30	214.29%
All other income	433	487	(54)	(11.09)%
Total other income	643	648	(5)	(0.77)%
Total noninterest income	$6,368	$8,295	$(1,927)	(23.23)%
Debit card usage fees grew during both the three and nine months ended September 30, 2013, compared to the same time periods for 2012, as customers continued to move away from traditional check writing. West Bank changed debit card processors at the end of June 2013. The new processor provides debit card fees to West Bank sooner than the previous processor. Due to the switch in processors and the resulting change in the timing of receiving fees, there is approximately $100 in debit card income that will not be recurring in future quarters.  The Company believes these fees may decline in the future due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Reserve's final rule that sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than $10 billion in assets, are exempt from the cap, industry groups believe the price controls may have a negative impact on community banks over time.

Revenue from trust services increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012 as a result of a combination of new business and strong asset values resulting from favorable market conditions.

(dollars in thousands, except share and per share information)

The volume of residential mortgage originations sold into the secondary market during the third quarter of 2013 declined to $25,907 as compared to $33,900 for the third quarter of 2012. This decline resulted in a 2013 year-to-date reduction in volume to $78,473, as compared to $86,571 for the same time period in 2012. The decline in volume for the third quarter occurred due to the sudden rise in long-term interest rates at the end of June 2013. In addition to causing the volume of originations sold in the third quarter of 2013 to fall, the rise in interest rates in June 2013 resulted in recognition of a $166 loss in the second quarter of 2013 due to the decline in value of mortgages held for sale at that time.

Along with the rise in interest rates, total revenue from gains and fees on sales of residential mortgages declined due to a lower proportion of refinancings as compared to purchase transactions, which have a lower level of profit per loan. Approximately 58 percent of the originations in the first nine months of 2013 involved homeowners refinancing current mortgages as compared to approximately 70 percent during the same period in 2012. Improvements in the level of home sales along with recent additions to the mortgage origination staff are expected to continue to provide a strong volume of originations for the remainder of 2013. The Company is carefully monitoring interest rate fluctuations.

The lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies, which are attributable to the low interest rate environment. Gain from bank-owned life insurance occurred in the second quarter of 2012 due to the death of a bank officer; there was no such occurrence during the nine months ended September 30, 2013.

As of September 30, 2013, the Company held one pooled TPS it considered to have OTTI. As a result of the quarterly valuations of this security, a credit loss of $179 was recognized in the first nine months of 2012, while no additional credit loss occurred in the first nine months of 2013.

The Company did not sell any securities during the first nine months of 2013. During the second quarter of 2012, the Company took advantage of an opportunity to sell two collateralized mortgage obligations at a gain and was able to replace them with similar bonds with comparable yields.

Credit card fees increased for both time periods as a result of the Company's expanded customer base and an increase in transaction volume. The increase in loan fees was due to increases in prepayment fees and loan covenant waiver fees compared to the prior year periods, as well as amortization of commitment fees related to one customer that began in March 2013.

(dollars in thousands, except share and per share information)

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended September 30,
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$4,007	$3,686	$321	8.71%
Occupancy	984	880	104	11.82%
Data processing	532	576	(44)	(7.64)%
FDIC insurance expense	182	183	(1)	(0.55)%
Other real estate owned expense	1,137	240	897	373.75%
Professional fees	286	276	10	3.62%
Consulting fees	58	191	(133)	(69.63)%
Other expenses:
Marketing	69	52	17	32.69%
Business development	133	86	47	54.65%
Director fees	145	105	40	38.10%
Insurance expense	89	82	7	8.54%
Bank service charges and investment advisory fees	122	125	(3)	(2.40)%
Postage and courier	81	79	2	2.53%
Charitable contributions	45	45	—	—%
Supplies	75	74	1	1.35%
Loss on disposal of fixed assets	1	1	—	—%
Miscellaneous losses	48	2	46	2,300.00%
All other	419	421	(2)	(0.48)%
Total other	1,227	1,072	155	14.46%
Total noninterest expense	$8,413	$7,104	$1,309	18.43%

	Nine Months Ended September 30,
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$11,962	$10,893	$1,069	9.81%
Occupancy	2,917	2,612	305	11.68%
Data processing	1,515	1,582	(67)	(4.24)%
FDIC insurance expense	547	516	31	6.01%
Other real estate owned expense	1,138	1,228	(90)	(7.33)%
Professional fees	922	855	67	7.84%
Consulting fees	227	498	(271)	(54.42)%
Other expenses:
Marketing	278	172	106	61.63%
Business development	403	306	97	31.70%
Director fees	430	319	111	34.80%
Insurance expense	279	255	24	9.41%
Bank service charges and investment advisory fees	371	384	(13)	(3.39)%
Postage and courier	248	244	4	1.64%
Charitable contributions	135	235	(100)	(42.55)%
Supplies	253	221	32	14.48%
Loss on disposal of fixed assets	7	124	(117)	(94.35)%
Miscellaneous losses	201	114	87	76.32%
All other	1,241	1,224	17	1.39%
Total other	3,846	3,598	248	6.89%
Total noninterest expense	$23,074	$21,782	$1,292	5.93%

(dollars in thousands, except share and per share information)

The increase in salaries and employee benefits for the first nine months of 2013 consisted of normal salary increases and salaries for employees added in the past year ($754), recognition of stock-based compensation costs ($134), higher bonus accruals ($152) and higher benefit costs ($234). The benefit cost increases were primarily for health insurance, 401(k) plan expenses and payroll taxes.

Occupancy expense increased for both the three and nine month periods ended September 30, 2013 due to higher depreciation and equipment service contract expenses related to technology upgrades. Rental expense also increased due to the addition of the new Rochester, Minnesota, location, an upgraded office in West Des Moines and the lease of additional space at the main bank location.

FDIC insurance expense increased in the first nine months of 2013 because of the growth in total average assets. The assessment rate declined slightly compared to 2012 and is expected to remain at the lowest established rate for the foreseeable future.

Other real estate owned expense in the first nine months of 2013 declined by $90 compared to the same period last year. There were property valuation write-downs during the first nine months of 2013 of $1,200 compared to write-downs of $1,203 for the same time period in 2012 that resulted from updated appraisals and estimated disposal costs. The entire $1,200 of other real estate owned write-downs for 2013 occurred during the third quarter of 2013, which explains the $897 increase in other real estate owned expense for the third quarter of 2013 as compared to the third quarter of 2012. The Company's practice is to obtain updated appraisals on other real estate owned at least annually. The year-to-date decline in other real estate owned expense can also be attributed to the Company having a smaller inventory of properties in other real estate owned as compared to September 30, 2012.

Professional fees increased for both the three and nine months ended September 30, 2013, compared to the same time periods in 2012 primarily due to higher legal fees incurred to defend the previously disclosed potential class-action lawsuit. Consulting fees declined year-over-year as a number of projects were completed in 2012 and have not been repeated in 2013.

Marketing expense grew primarily as a result of costs related to opening an upgraded office in West Des Moines and the opening of the previously mentioned location in Minnesota. The increase in business development costs was the result of expanding sponsorships of local events in the communities the Company serves. Director fees increased by $111 compared to the first nine months of 2012 primarily due to the recognition of stock-based compensation expense related to the grant of restricted stock units.

On a year-to-date basis, charitable contributions declined by $100 compared to the same period last year due to a larger donation to the West Bancorporation Foundation in the second quarter of 2012. The cost of supplies for the nine months ended September 30, 2013 included one-time costs to reissue debit cards related to changing processors. Loss on disposal of fixed assets in the first nine months of 2012 included the write-off of design costs related to the construction of a new leased replacement office that were not used in the final plans.

Miscellaneous losses increased during the first nine months of 2013 compared to 2012 as the result of increased fraudulent debit card and check forgery activity that has occurred throughout 2013.

Income Tax Expense

The Company recorded income tax expense of $1,980 (31.2 percent of pre-tax income) and $5,518 (30.4 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2013, compared with $1,649 (30.5 percent of pre-tax income) and $4,927 (28.9 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2012.  The Company's consolidated income tax rate varied from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for the nine months ended September 30, 2012 was lower than the tax rate for the same period in 2013 primarily due to $841 of tax-exempt gains from bank-owned life insurance recorded during the second quarter of 2012. The tax rate for both years was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit for the years ended December 31, 2013 and 2012 is $420 for each year, with 2013 being the last year for the credit.

FINANCIAL CONDITION

Total assets as of September 30, 2013 increased minimally compared to total assets as of December 31, 2012, but there were significant changes in the components as federal funds sold were utilized to purchase investment securities and fund new loans.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

(dollars in thousands, except share and per share information)

Investment Securities

Investment securities available for sale increased $67,242 to $359,556 at September 30, 2013, compared to December 31, 2012. The increase was caused by the planned reinvestment of low-rate federal funds sold into securities in an effort to enhance net interest income.

As of September 30, 2013, approximately 67 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Approximately 67 percent of all year-to-date 2013 security purchases totaling approximately $96,350 were in these categories of securities. During the first nine months of 2013, the Company also purchased approximately $34,800 of securities originated by municipalities in states other than Iowa, due to their somewhat higher yields compared to Iowa municipalities with similar credit risks.

The significant increase in long-term market interest rates at the end of the second quarter of 2013 and the subsequent continued increase during the third quarter caused the fair value of our investment portfolio to decline to a level below the overall amortized cost basis. Management believes the unrealized losses (other than on the security discussed below) are due to market conditions, and not reduced estimated cash flows.

At September 30, 2013, the most significant risk of a future impairment charge is related to the Company's investment in a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of September 30, 2013, this TPS, with a cost basis of $4,171, was valued at $1,802.  Management first considered this pooled TPS to have OTTI in 2009.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at September 30, 2013, has already been recorded against equity.

Loans and Nonperforming Assets

Loans outstanding increased $31,615 from $927,401 as of December 31, 2012 to $959,016 as of September 30, 2013. Management believes the loan portfolio will continue to grow as the economy shows some signs of improvement and as the result of continuing business development efforts. The volume of loans in the pipeline remains strong and the March 18, 2013 addition of the Rochester, Minnesota, location and its experienced lenders produced loan balances of approximately $7,200 as of September 30, 2013, after two quarters of operations. While the loan portfolio has grown during the first nine months of 2013, the commercial loan category has declined. Over half the decrease is due to loans paying off when two customers sold their businesses. The remaining decrease can generally be attributed to the notion that some businesses are paying down loans and retaining cash in these uncertain economic times.

Credit quality of the Company's loan portfolio remains good as nonperforming loans remain at less than one percent of total loans outstanding as of September 30, 2013, as shown in the table below. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, was 12.46 percent as of September 30, 2013, up slightly from 11.25 percent as of December 31, 2012. The increase as of September 30, 2013, was due to two loans totaling $1,046 that were past due as of the end of the quarter, and the placement of one loan relationship totaling approximately $4,250 on nonaccrual status during the third quarter. The two loans that were past due at the end of the quarter were brought current in early October. Management believes the loan placed on nonaccrual status during the third quarter may be paid off before year end. The ratios for both dates were significantly better than peer group averages, which were approximately 20 percent as of June 30, 2013 according to data in the June 2013 Bank Holding Company Performance Report. Management believes that it continues to devote appropriate resources to monitoring and reducing nonperforming assets

(dollars in thousands, except share and per share information)

The following table sets forth the amount of nonperforming loans and other nonperforming assets held by the Company and common ratio measurements of those items as of the dates shown.

	September 30, 2013	December 31, 2012	Change
Nonaccrual loans	$7,286	$6,400	$886
Loans past due 90 days and still accruing interest (1)	1,046	—	1,046
Troubled debt restructured loans (2)	528	856	(328)
Total nonperforming loans	8,860	7,256	1,604
Other real estate owned	6,276	8,304	(2,028)
Nonaccrual investment securities	1,802	1,334	468
Total nonperforming assets	$16,938	$16,894	$44

Nonperforming loans to total loans	0.92%	0.78%	0.14%
Nonperforming assets to total assets	1.15%	1.17%	(0.02)%

(1)	Subsequent to September30, 2013, the two loans comprising this category were brought current by the borrowers.

(2)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. As of September 30, 2013, there were three TDR loans totaling $819 included the nonaccrual category. As of December 31, 2012, there was one TDR loan with a balance of $810 included in the nonaccrual category.

The following tables set forth the activity within each category of nonperforming loans and assets for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	468	468
Additions	5,419	1,051	31	6,501	(19)	—	6,482
Transfers:
Troubled debt to nonaccrual	104	—	(104)	—	—	—	—
Nonaccrual to OREO	(153)	—	—	(153)	153	—	—
Upgrade in classification	—	—	(186)	(186)	—	—	(186)
Sales	—	—	—	—	(962)	—	(962)
Subsequent write-downs/
impairment	(554)	(5)	(31)	(590)	(1,200)	—	(1,790)
Payments	(3,930)	—	(38)	(3,968)	—	—	(3,968)
Balance at end of period	$7,286	$1,046	$528	$8,860	$6,276	$1,802	$16,938

(dollars in thousands, except share and per share information)

	Nine Months Ended September 30, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Increase in fair market value	—	—	—	—	—	210	210
Additions	1,496	—	102	1,598	119	—	1,717
Transfers:
Troubled debt to past due	—	480	(480)	—	—	—	—
Troubled debt to nonaccrual	894	—	(894)	—	—	—	—
Past due to troubled debt	—	(480)	480	—	—	—	—
Nonaccrual to OREO	(553)	—	—	(553)	553	—	—
Upgrade in classification	(309)	—	—	(309)	—	—	(309)
Sales	—	—	—	—	(1,489)	—	(1,489)
Subsequent write-downs/
impairment	(935)	—	(606)	(1,541)	(1,256)	(179)	(2,976)
Payments	(740)	—	(54)	(794)	—	—	(794)
Balance at end of period	$8,425	$—	$669	$9,094	$8,894	$1,276	$19,264
The following table provides the composition of other real estate owned as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Construction, land development and other land	$5,957	$7,967
1-4 family residential properties	319	223
Commercial properties	—	114
	$6,276	$8,304
The Company is actively marketing the assets included in the previous table.  There has been increased interest from potential buyers but demand for development land remains low and has not picked up as quickly as the residential real estate market.  Valuations of other real estate owned are performed by management at least annually, so that the properties are carried at current fair value less estimated disposal costs.  Fair values are determined by obtaining updated appraisals or other market information.  As of September 30, 2013, the construction and land development category included two properties in the Des Moines metropolitan area, one property in Missouri and one property in Arkansas.  The 1-4 family residential category consisted of one home in the Des Moines area and one home in the Iowa City area.

Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 7 to the financial statements.

Deposits

Deposits totaled $1,165,792 as of September 30, 2013, which was approximately 3 percent higher than balances as of December 31, 2012.  An increase in money market savings accounts exceeded the decline in noninterest-bearing demand and certificates of deposit categories. The increase in money market savings is primarily due to corporate customers moving funds from certificates of deposit products to a more liquid option in the current low interest rate environment. The decline in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time. Certificates of deposit continue to decline as customers avoid tying up their assets for longer time frames in an environment where deposit rates have remained at historic lows.

(dollars in thousands, except share and per share information)

Borrowings

The balance of federal funds purchased and securities sold under agreements to repurchase declined $11,138 in the first nine months of 2013 to $44,458, with most of the reduction attributed to securities sold under agreements to repurchase. Securities sold under agreements to repurchase are fluid funds that fluctuate based on the cash flow needs of our customers. Federal funds purchased consisted of funds sold to West Bank by two Iowa banks as part of the correspondent bank services provided by West Bank. By the end of 2013, all customer repurchase agreements will be migrated to an interest-bearing demand deposit product. The new product provides customers with FDIC insurance coverage by reciprocating balances through a network of participating banks and eliminates the investment security pledging requirements for repurchase agreements.

On June 27, 2013, the Company borrowed $16,000 in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance the previously mentioned repurchase and cancellation of 1,440,592 shares of common stock. Also occurring during June 2013 was the purchase of a commercial lot in Coralville for a new eastern Iowa main office. The purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The contract financing was requested by the sellers to accommodate their cash flow planning.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, repurchase agreements, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $91,992 as of September 30, 2013, compared with $171,474 as of December 31, 2012.  The decline was primarily caused by the planned purchases of investment securities and growth in the loan portfolio during the first nine months of 2013.

As of September 30, 2013, West Bank had additional borrowing capacity available from the FHLB of approximately $116,294, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  In addition, during the second quarter of 2013, the Company obtained a $5,000 line of credit with a community bank for general corporate purposes. Neither West Bank nor the Company was drawing on any of these lines of credit as of September 30, 2013.  Net cash from operating activities contributed $19,200 and $14,294 to liquidity for the nine months ended September 30, 2013 and 2012, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2013.

The Company's total stockholders' equity declined to $121,157 at September 30, 2013 from $134,587 at December 31, 2012.  The decline was primarily due to the previously mentioned repurchase and cancellation of 1,440,592 shares of common stock at a price of $10.95 per share on June 5, 2013. Management believes the repurchase, which was financed at favorable terms, will enhance future earnings per share. The stock repurchase plus dividends paid exceeded year-to-date net income. Total stockholders' equity also declined as accumulated other comprehensive income (loss) went down as the result of unrealized losses in the investment portfolio.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2013.

(dollars in thousands, except share and per share information)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$158,388	14.08%	$89,979	8.00%	N/A	N/A
West Bank	153,883	14.07	87,482	8.00	$109,353	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	144,321	12.83	44,990	4.00	N/A	N/A
West Bank	140,201	12.82	43,741	4.00	65,612	6.00

Tier I Leverage
Consolidated	144,321	9.84	58,682	4.00	N/A	N/A
West Bank	140,201	9.67	58,013	4.00	72,516	5.00

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,995	15.56%	$85,331	8.00%	N/A	N/A
West Bank	145,252	14.03	82,844	8.00	$103,555	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	152,635	14.31	42,666	4.00	N/A	N/A
West Bank	132,276	12.77	41,422	4.00	62,133	6.00

Tier I Leverage
Consolidated	152,635	11.23	54,387	4.00	N/A	N/A
West Bank	132,276	9.85	53,722	4.00	67,153	5.00

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules will take effect for community banks January 1, 2015, subject to a transition period for certain parts of the rules. The complex final rules will require careful review and analysis, but management believes the Company and West Bank will remain well capitalized.

At September 30, 2013, tangible common equity as a percent of tangible assets was 8.24 percent compared to 9.29 percent as of December 31, 2012. The decline is primarily due to the previously discussed repurchase of common stock.

The Company is planning to begin construction on the previously mentioned new main office for the eastern Iowa market during the fourth quarter of 2013. The construction will be funded with liquid assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2013 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2012.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2013 changed when compared to 2012.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank debit card transactions, but not checks or Automated Clearing House items, are usurious under Iowa law, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment in consumer demand accounts violated various alleged duties of good faith. As West Bank understands the current claims, plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees, and attorney fees. West Bank believes the lawsuit allegations are factually and legally incorrect in multiple material ways and is vigorously defending the action. The amount of potential loss, if any, cannot be reasonably estimated now because the multiple alternative claims involve different time periods and present different defenses related to potential liability, class certification and damages.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2013, the Board of Directors approved a stock repurchase plan. Management was authorized to purchase up to $2 million of the Company's common stock within a nine-month period ending April 24, 2014. There were no purchases of the Company's common shares during the third quarter of 2013. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

October 25, 2013	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

October 25, 2013	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer

October 25, 2013		/s/ Marie I. Roberts
Date		Marie I. Roberts
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document