Form 10-K
period 2013-12-31
WEST BANCORPORATION INC
filed 2014-03-06
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-49677

WEST BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-1230603
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 22nd STREET, WEST DES MOINES, IOWA	50266
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (515) 222-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $183,532,991.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, March 4, 2014.

15,976,204 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 6, 2014, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue,” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local and national economic conditions; changes in regulatory requirements, limitations and costs; changes in customers' acceptance of the Company's products and services; and any other risks described in the “Risk Factors” sections of this and other reports made by the Company. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Des Moines State Bank, an Iowa chartered bank headquartered in West Des Moines, Iowa.  West Des Moines State Bank is now known as West Bank. West Bank is a business-focused community bank that was organized in 1893. The Company's primary activity during 2013 was the ownership of West Bank. The Company's and West Bank's only business is banking, and therefore, no segment information is presented.

The Company's vision is to achieve and sustain a position of industry envy and admiration. Our financial performance goal is to be in the top quartile of our benchmarking peer group, which consisted of 16 of our peers at the beginning of 2013, but two companies were acquired in the fourth quarter of 2013 which left 14 companies remaining at the end of 2013. The fiscal year ended December 31, 2013 was a good year for the Company and West Bank as measured by the following four key metrics:

●	Return on average assets:	1.17%
●	Return on average equity:	13.22%
●	Efficiency ratio:	52.55%
●	Texas ratio:	7.69%
Based on peer group analysis using September 30, 2013 data, Company results through the third quarter were in the top quartile of our peer group. We currently believe our fiscal year 2013 results will remain in the top quartile once comparable peer results are available.

For the second year in a row, our Company was named a "Sm-All Star" by the investment banking firm Sandler O’Neill + Partners (SOP). According to financial criteria defined by SOP, we are one of the top 31 small cap, publicly traded bank holding companies in the United States. For purposes of this analysis, small cap companies are those with a market value between $25 million and $2.5 billion. The Company also received recognition from Bank Director magazine and was ranked 24th out of 187 bank holding companies with assets between $1 billion and $5 billion based on profitability, asset quality and capitalization.

The Company continued to grow in 2013 as loans outstanding at the end of 2013 totaled $992 million compared to $927 million at the end of 2012, an increase of 6.9 percent. Total deposits grew 2.6 percent during 2013 compared to balances as of December 31, 2012. The pipeline for new business is strong as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships.

In March 2013, the Company opened a loan production office in Rochester, Minnesota with three experienced and well-connected bankers. In June 2013, the Company received the approval of the Iowa Division of Banking and the Federal Deposit Insurance Company (the FDIC) to operate the Rochester office as a branch office. We also established a community board made up of prominent members of the community to advocate on behalf of West Bank. The Company believes that Southeastern Minnesota is a desirable market and an economic bedrock due to the strength and projected growth of Mayo Clinic. After three full quarters of operations, this location had approximately $11.6 million of loans outstanding as of December 31, 2013. It is expected that this new office will continue to have a strong growth rate in 2014. In January 2014, the Company purchased land in Rochester, Minnesota. Subject to regulatory approval, the Company anticipates building a permanent office in 2015 on this land.

In June 2013, the Company acquired land in Coralville, Iowa for construction of a new office building, which will serve as our eastern Iowa headquarters. The purchase and construction, which began in late 2013, signifies our belief in the strength of that market. Also occurring during 2013 was the completion of a leased office in West Des Moines, Iowa, which replaced an older facility.

One of the keys to our operating success in 2013 was an improvement in net interest income despite the pressure on our net interest margin due to historically low interest rates. This is a challenge the Company will continue to face in 2014. Our net interest margin increased by 6 basis points to 3.48 percent for the year ended December 31, 2013, as a result of an increase in the average volume of interest-earning assets and reductions in interest rates on deposits and borrowings.

Also contributing to our higher 2013 earnings was the continued improvement in credit quality. As of December 31, 2013, total nonperforming assets declined to $10.6 million, or 0.73 percent of total assets, compared to $16.9 million, or 1.17 percent of total assets, as of December 31, 2012. The Company believes that an appropriate level of resources is devoted to collection and disposal of these assets.

In June 2013, the Company entered into an agreement to repurchase 1,440,592 shares of its common stock from its largest stockholder, American Equity Investment Life Holding Company and American Equity Life Insurance Company. The shares represented 8.27 percent of the total outstanding common shares of the Company as of that date. The repurchased shares were canceled, thus reducing the Company's total issued and outstanding common shares. The purchase was financed with a $16.0 million loan.

The Company declared and paid common stock dividends totaling $0.42 per share in 2013 and declared an $0.11 dividend on January 22, 2014. The Company expects to continue paying regular quarterly dividends in the future. The capital position of the Company was strong at December 31, 2013. The Company's tangible common equity ratio at December 31, 2013, was 8.57 percent.

Description of the Company's Business

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa and the Rochester, Minnesota metropolitan areas.  West Bank has eight offices in the Des Moines area, two offices in Iowa City, one office in Coralville and one office in Rochester, Minnesota. West Bank offers all basic types of credit to its customers, including commercial, real estate and consumer loans.  West Bank offers trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal trusts and agency accounts.  West Bank also originates residential mortgages that are primarily sold in the secondary market.  In addition, West Bank offers a full range of deposit services, including checking, savings, money market accounts and time certificates of deposit.

West Bank's business strategy emphasizes strong business and personal relationships between West Bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank's commitment extends to building strong communities. West Bank also emphasizes strong cost controls while striving to achieve above average return on equity and return on assets.  To accomplish these goals, West Bank focuses on small to medium-sized businesses in the local markets that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to give the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of whom are subsidiaries of other bank holding companies, savings and loan associations, credit unions, mortgage companies and other financial service providers. According to the FDIC's Summary of Deposits, as of June 30, 2013, there were 37 other banks and savings and loan associations operating within Polk County, Iowa, where seven of West Bank's offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2013, there were 18 other banks and savings and loan associations within Johnson County, Iowa, which includes Iowa City and Coralville.  Three West Bank offices are located in Johnson County.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County.  For the entire state, West Bank ranked eighth in terms of deposit size as of June 30, 2013. West Bank also has one office located in Rochester, Minnesota.

Some of West Bank's competitors are locally controlled, while others are regional, national or international companies. The larger national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, for example, international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers.

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors.  West Bank seeks to capitalize on customers' desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank's officers, directors and employees.  In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours and other personalized services.  West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, and quality products and services.

West Bank also competes with the general financial markets for funds.  Yields on corporate and government debt securities and commercial paper affect West Bank's ability to attract and hold deposits.  West Bank also competes for funds with money market accounts and similar investment vehicles offered by brokerage firms, mutual fund companies, internet banks and others. The competition for these funds is based almost exclusively on yields to customers.

The Company and West Bank had approximately 187 full-time equivalent employees as of December 31, 2013.

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

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the Iowa Superintendent), the Board of Governors of the Federal Reserve System (the Federal Reserve), the FDIC and the Consumer Financial Protection Bureau (the CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the FASB) and securities laws administered by the Securities and Exchange Commission (the SEC) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates, and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the Treasury) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable laws, or are otherwise inconsistent with the laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and West Bank. It does not describe all the statutes, regulations and regulatory policies that apply, nor does it restate all the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property; (b) imposed strict rules on mortgage servicing; and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5 percent of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and West Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations.  Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place currently and historically.

The Company and West Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as Tier 1 Capital are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, West Bank is subject to the following minimum capital standards:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted quarterly average assets of 3 percent for the most highly-rated banks with a minimum requirement of at least 4 percent for all others, and

•
A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8 percent and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4 percent.

•
For this purpose, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and West Bank’s allowance for loan and lease losses, subject to a limitation of 1.25 percent of risk-weighted assets.

•
Further, risk-weighted assets for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0 percent to 100 percent are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, under current federal regulations, must maintain:

•	A leverage ratio of Tier 1 Capital to total assets of 5 percent or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6 percent or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10 percent or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013: (i) West Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) West Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to West Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as "Basel III", to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

United States Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules affecting certain changes required by the Dodd-Frank Act (the Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5 percent of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4.0 percent of total assets to 6.0 percent of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8.0 percent of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4.0 percent in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7.0 percent for Common Equity Tier 1, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital. The required leverage ratio is not impacted by the conservation buffer.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5 percent or more; a Tier 1 Capital ratio of 8.0 percent or more; a Total Capital ratio of 10.0 percent or more; and a leverage ratio of 5.0 percent or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50 percent or 100 percent to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (AOCI). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and West Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities, accumulated net gains and losses on cash-flow hedges, and amounts attributable to defined benefit post-retirement plans. Our management currently intends to make the opt-out election.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

The Company

General. The Company, as the sole shareholder of West Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to West Bank and to commit resources to support West Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called golden parachute payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

West Bank

General. West Bank is an Iowa-chartered bank. The deposit accounts of West Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered, FDIC-insured bank, West Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like West Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the institution and normal quarterly payments resumed.

Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated.  Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35 percent reserve ratio target. Several of these provisions could increase West Bank’s FDIC deposit insurance premiums.  West Bank currently pays the lowest deposit premium offered by the FDIC.

The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks to $250,000 per insured depositor.

FICO Assessments.   The Financing Corporation (FICO) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064 percent, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets. During the year ended December 31, 2013, West Bank paid supervisory assessments to the Iowa Superintendent totaling approximately $113,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. As of December 31, 2013, approximately $27.5 million was available to be paid as dividends by West Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends by West Bank if it determines such payment would constitute an unsafe or unsound practice.

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

Insider Transactions. West Bank is subject to certain restrictions imposed by federal law on “covered transactions” between West Bank and its “affiliates.” The Company is an affiliate of West Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by West Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by West Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or West Bank, or a principal shareholder of the Company, may obtain credit from banks with which West Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Iowa banks, such as West Bank, have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3 percent of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271 million plus 10 percent of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. West Bank is in compliance with the foregoing requirements.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires West Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess West Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of West Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years, or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on West Bank’s current loan portfolio, West Bank does not exceed these guidelines.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact West Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like West Bank, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. The Company does not currently expect these provisions to have a significant impact on West Bank's operations.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders to retain an economic interest in the credit risk relating to loans that the lender sells, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5 percent, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implemented the Dodd-Frank Act’s ability-to-repay requirements and clarified the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of and methodology for evaluating these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3 percent of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43 percent. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a three-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.9 percent of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.  These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers, and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel, and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014. Our management is continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Company’s business.

Additional Constraints on the Company and West Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amends the BHC Act to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities ("TruPS CDOs") from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications are met:

•	The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•	The banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or West Bank. The Company owns one pooled TruPS CDO, which was included on a list of permitted securities issued by regulatory authorities in January 2014. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, West Bank, our customers or the financial industry more generally, cannot be determined.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266.  The Company's telephone number is (515) 222-2300, and the Internet address is www.westbankstrong.com.  Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the Company's website as soon as reasonably practicable after the documents are filed or furnished to the SEC.  Copies of the Company's filings with the SEC are also available from the SEC's website (www.sec.gov) free of charge.

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

The largest component of West Bank's income is interest received on loans. West Bank is in substantial part a business bank. Its loan portfolio includes a significant amount of commercial real estate loans, construction or land development loans, commercial lines of credit, and commercial term loans. West Bank's typical commercial borrower is a small or medium-sized, privately owned Iowa business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances, and repayment usually depends on the borrowers' successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus usually require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults. Our success is also dependent to a large extent upon the areas in which we operate. Competition for quality loans in our market area continues to be robust.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2013. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Our business depends on the creditworthiness of our customers. There are obvious risks inherent in making loans. We attempt to reduce our credit risk through prudent loan application, underwriting and approval procedures, including internal loan reviews before and after proceeds have been disbursed, careful monitoring of the concentration of our loans within specific industries, and collateral and guarantee requirements. These procedures cannot, however, be expected to completely eliminate our credit risks, and we can make no guarantees concerning the strength of our loan portfolio.

Nonperforming loans take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2013, West Bank's nonperforming loans, which consist of nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructured (TDR) loans, totaled $2.9 million or 0.29 percent of our loan portfolio. While this total has declined over the past five years to be in line with our historical experience, nonperforming loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby negatively affecting our income and returns on assets and equity, and significantly increasing our administrative costs. Nonperforming loans require significant time commitments from management and our lending staff, which takes time away from other duties, including the generation of new business. There is no assurance that we will experience continued reductions in nonperforming loans in the future.

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

Currently, we sell substantially all the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to make a high volume of loans and to sell them in the secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgages and investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future. We believe our ability to retain residential mortgage loans is limited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses at a level we believe adequate to absorb estimated losses inherent in our existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with real estate collateral securing our loans.

A significant portion of our loan portfolio is secured by real property. Under certain circumstances, we may take title to the real property collateral through foreclosure or other means. As the titleholder of the property, we may be responsible for environmental risks, such as hazardous materials, which attach to the property. For these reasons, prior to extending credit, we have an environmental risk assessment program to identify any known environmental risks associated with the real property that will secure our loans. In addition, we routinely inspect properties following the taking of title. When environmental risks are found, environmental laws and regulations may prescribe our approach to remediation. As a result, while we have ownership of a property, we may incur substantial expense and bear potential liability for any damages caused. The environmental risks may also materially reduce the property's value or limit our ability to use or sell the property.

If we are unable to sell our other real estate owned for the estimated fair value on our balance sheets it could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2013, the fair value of our securities portfolio was approximately $345.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.

We analyze our investment securities quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit-loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security with an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

Our accounting policies and methods are the basis for how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with generally accepted accounting principles (GAAP) and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, the Company may experience material loss.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to (1) determining the fair value and possible OTTI of investment securities available for sale, (2) determining the valuation of other real estate owned, and (3) the allowance for loan losses. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the fair value of other real estate owned, the allowance for loan losses and, accordingly, net income.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements.  These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur.  The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

Although West Bank's current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. Liquidity issues during the financial crisis were severe for regional and community banks, as some of the larger financial institutions significantly curtailed their lending to regional and community banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. If this were to occur again, and additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.

The competition for banking and financial services in our market areas is high, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets and face strong competition in originating loans, seeking deposits and offering our other services. We compete in making loans, attracting deposits, and recruiting and retaining talented people. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. We also compete with nonbank financial service providers, many of which are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Customer loyalty can be influenced by a competitor's new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers, can lower the rate that we are able to charge on loans, and can affect our charges for other services. Our growth and profitability depend on our continued ability to compete effectively within our market and our inability to do so could have a material adverse effect on our financial condition and results of operations.

Loss of customer deposits due to increased competition could increase our funding costs.

We rely on bank deposits to be a low cost and stable source of funding. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our financial condition and results of operations.

Our inability to continue to accurately process large volumes of transactions could adversely impact our business and financial results.

We process large volumes of transactions on a daily basis in our branches and through our third-party processor, and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by persons inside or outside West Bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. These systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including because of operational errors.

While we continually monitor and improve the system of internal controls, data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

Failure to maintain effective internal controls over financial reporting could impair our ability to accurately and timely report our financial results and could increase the risk of fraud.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. Management believes that our internal controls over financial reporting are currently effective. While management will continue to assess our controls and procedures and take immediate action to remediate any future perceived issues, there can be no guarantee of the effectiveness of these controls and procedures on an ongoing basis. Any failure to maintain an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and an adverse impact on our business operations and stock price.

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

West Bank depends on third-party data processing and the communication and exchange of information on a variety of platforms, networks, and over the internet. West Bank cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards that it has installed. West Bank does business with a number of third-party service providers and vendors with respect to West Bank's business, data and communications needs. If information security is breached, or if one of West Bank's employees or vendors breaches compliance procedures, information could be lost or misappropriated in manners resulting in financial loss to West Bank, damages to others or potential litigation. Cyber incidents such as computer break-ins, phishing, identity theft, and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of any applicable insurance coverage, and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent such losses, there can be no assurance that these security measures will be successful.

Damage to our reputation could adversely affect our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation can arise from numerous sources, including employee misconduct, compliance failures, litigation, or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about West Bank, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

We are subject to various legal claims and litigation.

We are periodically involved in routine litigation incidental to our business, including the litigation disclosed in Item 3 of this Form 10-K. Regardless of whether these claims and legal actions are founded or unfounded, if such legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the Company’s reputation. In addition, litigation can be costly. Any financial liability, litigation costs or reputational damage caused by these legal claims could have a material adverse impact on our business, financial condition and results of operations.

Employee, customer or third-party fraud could cause substantial losses.

West Bank's business involves financial assets. Financial assets are always potential targets for fraudulent activities. Employee, customer or third-party fraud could subject us to operational losses, regulatory sanctions, and could seriously harm our reputation. Misconduct by our employees, customers or third-parties could include unauthorized activities, improper or unauthorized activities on behalf of a customer, deceit or misappropriation. We maintain a system of internal controls and insurance coverage to mitigate operational risks; however, it is not always possible to prevent such misconduct. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds our insurance limits, a fraud could have a material adverse affect on our business, results of operations, or financial conditions. Fraud does not even have to be aimed at West Bank to cause a loss. Losses are possible even where a customer is the victim of fraud or misappropriation if bank collateral is involved.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to us.

Technology and other changes are allowing customers to complete financial transactions using nonbanks that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income as well as the loss of customer deposits.

We may experience difficulties in managing our growth.

As previously stated, we opened an office in Rochester, Minnesota. In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses that we believe provide a strategic fit with our business, or by opening new branches or loan production offices. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity, and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.

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

Maintaining or increasing our market share may depend on lowering prices and the adoption of new products and services.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increased pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

The loss of the services of any of our senior executive officers or key personnel could cause our business to suffer.

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in bank and financial services who are very involved in our market area communities. Our continued success depends to a significant extent upon the continued services of relatively few individuals. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or results of operations at least in the short term. In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

Disruption of infrastructure could adversely impact our operations.

Our operations depend upon our technological and physical infrastructures, particularly those located at our home office. Extended disruption of our vital infrastructures due to fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events could detrimentally affect our financial performance. We have developed disaster recovery plans to mitigate this risk but can make no assurances that these plans will be effective.

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

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. In 2013, our Board declared a cash dividend on our common stock in the first and second quarters of $0.10 per share, a dividend of $0.11 per share in the third and fourth quarters, and in January 2014 a dividend of $0.11 per common share was declared. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by West Bank. West Bank's ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends. In addition, the Company must pay any interest due on its junior subordinated debentures before it can issue a dividend on its common stock.

Issuing additional common or preferred stock may adversely affect the market price of our common stock, and capital may not be available when needed.

The Company may issue additional common or preferred shares in order to raise capital at some date in the future to support continued growth, either internally generated or through an acquisition. Common shares have been and will be issued through the Company's 2012 Equity Incentive Plan as grants of restricted stock units vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to advance in response to issuing additional common or preferred shares. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, at acceptable terms.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to an inability to raise capital, operational losses, or otherwise, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and West Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, and the capital requirements imposed by the regulators will increase in the future with the implementation of the Basel III Rule. The ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside of our control, as well as on our financial condition and performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital, if needed, or on terms acceptable to us. Failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, the costs of funds, FDIC insurance costs, the ability to pay dividends on common stock and to make distributions on the junior subordinated debentures, the ability to make acquisitions, and the results of operations and financial condition.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

As of December 31, 2013, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS) before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company's common stock. The Company's ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board on the Company.

Risks Related to the Banking Industry in General and Community Banking in Particular

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Form 10-K captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or damage to our reputation, which could have a material adverse effect on us.  Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10.0% or more; and a leverage ratio of 5.0% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital to avoid certain restrictions on dividends and compensation. Generally, financial institutions will become subject to the Basel III Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the states of Iowa and Minnesota generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the United States. While economic conditions in our market, the states of Iowa and Minnesota and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Such conditions could materially and adversely affect us.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Changes in interest rates could negatively impact our financial condition and results of operations.

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last few years, interest rates have been at historically low levels. If interest rates increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may increase faster than rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily on net interest income than do larger institutions that have additional non-lending sources of income. Interest rates also have a significant impact on the Company's earnings on the sales of residential mortgage originations sold into the secondary market. Sudden interest rate increases can potentially cause significant losses on residential mortgage loans which the Company has held for sale.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 22,400 square feet in the building and pays annual rent of approximately $469,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  In addition to its main office and headquarters, West Bank also leases bank buildings and space for nine other branch offices (seven in the Des Moines, Iowa metro area, one in Coralville, Iowa and one in Rochester, Minnesota) and for operational departments.  The offices are full-service locations, with drive-up facilities and automated teller machines, except for the offices in Coralville, Iowa and Rochester, Minnesota, which do not have automated teller machines or drive-up facilities.  Annual lease payments for these nine offices and the space for operating departments total approximately $1,256,000.  The Company owns two full-service banking locations in Iowa City and is in the process of constructing a new full-service office in Coralville, Iowa that will replace the office that the Company is currently leasing. In January 2014, the Company purchased land in Rochester, Minnesota with the intent, subject to regulatory approval, to build a full-service facility in 2015. We believe each of our facilities is adequate to meet our needs.
ITEM 3.  LEGAL PROCEEDINGS

On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank debit card transactions, but not checks or Automated Clearing House items, are usurious under Iowa law, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment in consumer demand accounts violated various alleged duties of good faith. As West Bank understands the current claims, plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees, and attorney fees. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District Court for Polk County, Iowa. West Bank believes the lawsuit allegations are incorrect both factually and legally in multiple ways and is vigorously defending the action. Substantial discovery has been completed. West Bank has filed three motions for summary judgment and the plaintiffs have filed a motion for class certification. Hearings were held on all motions in early January 2014. West Bank expects rulings on all of the motions during the next few months. The Iowa Rules of Civil Procedure provide a right to appeal an order certifying or refusing to certify an action as a class action to the Iowa Supreme Court. The summary judgment issues would also likely be considered in any such appeal. If an appeal related to the pending motions is taken, it will not be completed in 2014. The amount of potential loss, if any, cannot be reasonably estimated now because the multiple alternative claims involve different time periods and present different defenses related to potential liability, class certification and damages.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and cash dividends on common stock declared for each quarter in 2013 and 2012.  The market quotations, reported by Nasdaq, do not include retail markup, markdown or commissions.

Market and Dividend Information
	High	Low	Dividends
2013
4th quarter	$16.64	$13.34	$0.11
3rd quarter	14.50	11.74	0.11
2nd quarter	12.27	10.10	0.10
1st quarter	11.72	10.46	0.10

2012
4th quarter	$12.29	$9.75	$0.10
3rd quarter	12.35	9.38	0.10
2nd quarter	10.22	9.02	0.08
1st quarter	10.46	8.71	0.08
There were 216 holders of record of the Company's common stock as of February 20, 2014, and an estimated 2,000 additional beneficial holders whose stock was held in street name by brokerage houses.  The closing price of the Company's common stock was $14.60 on February 20, 2014.

In the aggregate, cash dividends to common stockholders in 2013 and 2012 were $0.42 and $0.36 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

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

On June 4, 2013 the Company entered into an agreement to repurchase 1,440,592 shares of its common stock from American Equity Investment Life Holding Company and American Equity Life Insurance Company. The shares represented 8.27 percent of the total outstanding common shares of the Company as of that date. The purchase took place on June 5, 2013 at a price of $10.95 per share. The repurchased shares were canceled, thus reducing the Company's total issued and outstanding common shares. The repurchase was financed with a $16.0 million loan.

In July 2013, the Board of Directors approved a stock repurchase plan. Management was authorized to purchase up to $2 million of the Company's common stock within a nine-month period ending April 24, 2014. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares have been repurchased under this authorization as of February 20, 2014.

The following performance graph provides information regarding cumulative, five-year return (loss) on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by SNL Financial LC of Charlottesville, Virginia.  The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by SNL Financial.  The indices assume the investment of $100 on December 31, 2008, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested.  The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

WEST BANCORPORATION, INC.

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
WTBA
NASDAQ Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
West Bancorporation, Inc.	100.00	40.65	64.67	81.08	94.55	143.59
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Midwest Bank	100.00	84.75	105.24	99.40	119.64	163.80
*Source: SNL Financial LC, Charlottesville, VA.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	Years Ended December 31
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operating Results
Interest income	$52,741	$50,662	$53,319	$61,143	$67,730
Interest expense	7,058	9,464	11,917	19,023	26,636
Net interest income	45,683	41,198	41,402	42,120	41,094
Provision for loan losses	(850)	625	550	6,050	24,500
Net interest income after provision for loan losses	46,533	40,573	40,852	36,070	16,594
Noninterest income	8,503	10,994	9,361	10,387	8,904
Noninterest expense	30,825	28,792	28,873	27,744	37,905
Income (loss) before income taxes	24,211	22,775	21,340	18,713	(12,407)
Income taxes (benefits)	7,320	6,764	6,072	5,330	(7,356)
Income (loss) from continuing operations	16,891	16,011	15,268	13,383	(5,051)
Loss from discontinued operations before income taxes	—	—	—	—	(10,262)
Income tax (benefits)	—	—	—	—	(696)
Loss from discontinued operations	—	—	—	—	(9,566)
Net income (loss)	16,891	16,011	15,268	13,383	(14,617)
Preferred stock dividends and accretion of discount	—	—	(2,387)	(2,284)	(2,276)
Net income (loss) available to common stockholders	$16,891	$16,011	$12,881	$11,099	$(16,893)

Dividends and Per Share Data
Cash dividends	$6,995	$6,265	$2,959	$870	$1,566
Cash dividends per common share	0.42	0.36	0.17	0.05	0.09
Basic earnings (loss) per common share	1.02	0.92	0.74	0.64	(0.97)
Diluted earnings (loss) per common share	1.02	0.92	0.74	0.64	(0.97)
Average common shares outstanding	16,582	17,404	17,404	17,404	17,404

Year End and Average Balances
Total assets	$1,442,404	$1,448,175	$1,269,524	$1,305,463	$1,575,054
Average assets	1,445,773	1,326,408	1,295,313	1,558,461	1,618,557
Investment securities	357,067	304,103	294,497	267,537	351,269
Loans, including held for sale	993,950	930,764	843,048	893,101	1,021,042
Allowance for loan losses	(13,791)	(15,529)	(16,778)	(19,087)	(19,126)
Deposits	1,163,842	1,134,576	957,373	972,072	1,246,617
Long-term borrowings	131,946	114,509	125,619	125,619	145,619
Stockholders' equity	123,625	134,587	123,451	145,436	133,059
Average stockholders' equity	127,789	129,795	135,520	141,079	143,163

Performance Ratios
Equity to assets ratio (average equity divided by average
assets)	8.84%	9.79%	10.46%	9.05%	8.85%
Return on assets (net income (loss) divided by average assets)	1.17%	1.21%	1.18%	0.86%	(0.90)%
Return on equity (net income (loss) divided by average
equity)	13.22%	12.34%	11.27%	9.49%	(10.21)%
Texas ratio (total nonperforming assets divided by tangible
common equity plus the allowance for loan losses)	7.69%	11.25%	16.33%	25.76%	44.91%
Efficiency ratio (noninterest expense (excluding other real
estate owned expense, goodwill impairment and
discontinued operations) divided by noninterest income
(excluding net securities gains and net impairment losses
plus tax-equivalent net interest income)	52.55%	50.83%	49.27%	47.28%	45.30%
Dividend payout ratio (common dividends paid divided by
net income (loss) available to common stockholders)	41.41%	39.13%	22.97%	7.84%	NM

NM - not meaningful

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company's 2013 net income improved by 5.5 percent in comparison to 2012. The Company's 2013 net income was $16,891 compared to $16,011 in 2012. On a diluted per common share basis, earnings improved to $1.02 from $0.92, or 10.9 percent. This was higher than the increase in earnings due to the June 2013 repurchase and cancellation of 1,440,592 shares from our then largest shareholder. We earned 1.17 percent on average assets in 2013 compared to 1.21 percent in 2012. The return on average equity (ROE) increased during 2013 to 13.22 percent from 12.34 percent in 2012. During 2013, we paid our common stockholders $6,995 ($0.42 per common share) in dividends compared to $6,265 ($0.36 per common share) in 2012. The dividend declared in the first quarter of 2014 was $0.11 per common share.

In 2012, we began a program of quantitative peer analysis for evaluating Company results. At the beginning of 2013, we identified a set of 16 publicly traded peer financial institutions against which we compared our performance each quarter, but two companies were acquired in the fourth quarter of 2013. Our remaining peer group consists of BankFinancial Corporation, Baylake Corp., Firstbank Corporation, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., NASB Financial, Inc., Pulaski Financial Corp. and QCR Holdings, Inc. Our goal is to perform at or near the top of those peers relative to what we consider to be four key metrics: return on average equity, return on average assets, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Through September 30, 2013, we ranked in the top 25 percent of our defined peer group for each of these measures. We expect that trend to have continued through the end of 2013. Our Company was named a "Sm-All Star" for the second year in a row by the investment banking firm Sandler O'Neill + Partners (SOP). According to financial criteria defined by SOP, we are one of the top 31 small cap publicly traded bank holding companies in the United States. For purposes of this analysis, small cap companies are those with a market value between $25 million and $2.5 billion.

The Texas ratio, which is the ratio of nonperforming assets to tangible capital plus the allowance for loan losses, improved to 7.69 percent as of December 31, 2013, compared to 11.25 percent as of December 31, 2012. These are both significant improvements from the 44.91 percent reported as of the end of 2009. The continued decline was the result of additional reductions in the level of nonperforming assets, as resources were devoted to collection and disposal of these assets. With a lower level of nonperforming assets, management has been able to concentrate on business development.

Net interest income increased to $45,683 in 2013 compared to $41,198 in 2012, primarily due to higher volumes of earning assets. An improvement in credit quality within the loan portfolio resulted in a negative provision for loan losses in 2013 of $850 compared to expense of $625 in 2012. Noninterest income declined by $2,491, primarily due to a decline in gains and fees on sales of residential mortgages. Noninterest expense increased by $2,033 in 2013 compared to 2012 because of higher salary and benefit costs. Our efficiency ratio increased slightly to 52.55 percent for 2013 from 50.83 percent in 2012.

Our loan portfolio grew 6.9 percent to $991,720 as of December 31, 2013 from $927,401 at the end of 2012, with approximately half of the growth occurring in the fourth quarter. Deposits increased 2.6 percent by the end of 2013 compared to the end of 2012. Both of these happened as a result of developing new relationships and strengthening existing relationships.

We have strong capital resources, and the U.S. economy appears to be slowly improving. Our stock price increased approximately 46.8 percent from the end of 2012 to the end of 2013, and our earnings outlook is positive.

We expect the unusually low interest rate environment to continue in the current year, and we will continue to carefully review strategies aimed at maintaining or improving our net interest margin. We anticipate the Company will be profitable in 2014 at a level that compares favorably with our peers. The amount of our future profit will depend, in large part, on the amount of loan losses we incur and our ability to grow the loan portfolio.

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's financial condition as of December 31, 2013.

(dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES

This report is based on the Company's audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting policies (GAAP).  The financial information contained in these statements is based on the financial effects of transactions and events that have already occurred.  However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and other than temporary impairment (OTTI) of available for sale investment securities, the allowance for loan losses and the valuation of other real estate owned.

Investment securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income taxes.  The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI.  The investment portfolio is evaluated for OTTI by segregating the portfolio into two segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests in securitized financial assets, including asset-backed securities and collateralized debt obligations, that had credit ratings of below AA at the time of purchase are evaluated using the model outlined in FASB ASC 325, Beneficial Interests in Securitized Financial Assets.

In determining OTTI under the FASB ASC 320 model, the review takes into consideration the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Company intends to sell the debt security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery.

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

(dollars in thousands, except per share amounts)

Other real estate owned (OREO) includes real estate properties acquired through or in lieu of foreclosure.  Properties are initially recorded at fair value less estimated selling costs at the date of foreclosure thus establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the acquisition date are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

RESULTS OF OPERATIONS - 2013 COMPARED TO 2012

OVERVIEW

Net income for the year ended December 31, 2013 was $16,891, compared to $16,011 for the year ended December 31, 2012. Basic and diluted earnings per common share were $1.02 and $0.92 for 2013 and 2012, respectively. The Company's 2013 return on equity (ROE) was 13.22 percent, compared to 12.34 percent in 2012.  The return on average assets (ROA) was 1.17 percent, compared to 1.21 percent for the year ended December 31, 2012.

The improvement in net income in 2013 compared to 2012 was primarily because of an increase in net interest income which resulted from a higher volume of earning assets. Improvement in credit quality of the loan portfolio resulted in a negative provision for loan losses in 2013 of $850 compared to an expense of $625 for 2012. Noninterest income declined $2,491 for 2013 due to lower gains from the sale of home mortgages in the secondary market, and a gain from bank-owned life insurance in 2012 that was due to the death of a West Bank officer.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2013, the Company's efficiency ratio increased to 52.55 percent from the prior year's ratio of 50.83 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains and net impairment losses). The ratio for both years is significantly better than peer group averages, which were generally around 70 percent according to data in the September 2013 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

Net Interest Income

Net interest income increased $4,485 to $45,683 for 2013 as the impact of a higher volume of loans and investment securities and lower rates paid on deposits and borrowings exceeded the 44 basis point decline in average yield on loans. The net interest margin increased to 3.48 percent from 3.42 percent in 2012. The average yield on earning assets declined 18 basis points, while the rate on interest-bearing liabilities declined 34 basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, increased to 3.29 percent from 3.13 percent a year earlier.

Loan Volume/Loan Quality

Total loans increased $64,319 to $991,720 as of December 31, 2013, from $927,401 a year earlier. Management believes the loan portfolio will continue to grow during 2014 as the pipeline for new loans remains strong. As the economy shows some signs of improvement, the Company is focused on business development efforts. The March 2013 addition of the Rochester, Minnesota office produced loan balances of approximately $11,600 as of December 31, 2013. Nonperforming loans at December 31, 2013, totaled $2,915 or 0.29 percent of total loans. At December 31, 2012, nonperforming loans totaled $7,256 or 0.78 percent of total loans. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers experiencing financial difficulties. In addition, the Company held $5,800 of other real estate owned as of December 31, 2013. The Company's Texas ratio improved to 7.69 percent as of December 31, 2013, compared to 11.25 percent as of December 31, 2012. The ratio for both years is significantly better than peer group averages, which were approximately 20 percent and 25 percent, respectively, according to data in the September 2013 and 2012 Bank Holding Company Performance Reports. For more discussion on loan quality, see the Loan Portfolio and Summary of the Allowance for Loan Losses sections of this report.

(dollars in thousands, except per share amounts)

The allowance for loan losses, which totaled $13,791 as of December 31, 2013, represented 1.39 percent of total loans and 473.1 percent of nonperforming loans at year end, compared to 1.67 percent and 214.0 percent, respectively, as of December 31, 2012. The provision for loan losses was a negative $850 in 2013 due to improvement in credit quality of the portfolio, compared to an expense of $625 for 2012. The Company's net charge-offs as a percent of average loans were 0.09 percent for 2013 compared to 0.22 percent for 2012.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$2,923	$3,009	$(86)	(2.86)%
Debit card usage fees	1,787	1,586	201	12.67%
Trust services	997	817	180	22.03%
Gains and fees on sales of residential mortgages	1,275	3,104	(1,829)	(58.92)%
Increase in cash value of bank-owned life insurance	646	737	(91)	(12.35)%
Gain from bank-owned life insurance	—	841	(841)	(100.00)%
Investment securities impairment losses	—	(203)	203	100.00%
Realized investment securities gains, net	—	246	(246)	(100.00)%
Other income:
Wire transfer fees	126	138	(12)	(8.70)%
Credit card fees	208	193	15	7.77%
Loan fees	76	16	60	375.00%
All other income	465	510	(45)	(8.82)%
Total other income	875	857	18	2.10%
Total noninterest income	$8,503	$10,994	$(2,491)	(22.66)%
Debit card usage fees continued to show positive growth in 2013 as customers continued the trend of writing fewer checks and increasing the volume of electronic transactions. West Bank also changed debit card processors during 2013, which resulted in debit card fees being provided to West Bank sooner than the previous processor. Due to the switch in processors, there was approximately $100 in debit card income that will not be recurring in future years because of the timing of receiving fees. The Company believes debit card usage fees may decline in the future due to the Dodd-Frank Act and the Federal Reserve final rule which sets a cap on interchange fees at a rate below the market-driven levels. While financial institutions such as West Bank, with less than $10 billion in assets, are exempt from the cap, industry groups believe the price controls will have a negative impact on community banks over time.

Revenues from trust services increased during 2013 as a result of a combination of new business and strong asset values resulting from favorable market conditions.

The volume of originations of residential mortgages sold into the secondary market during 2013 declined to $93,593 from $129,322 in 2012, resulting in a 59 percent reduction in revenue. The decline in volume was a result of a sudden rise in long-term interest rates at the end of June 2013 and the rates continued to edge up through the end of the year. Along with the rise in interest rates, total revenue from gains and fees on sales of residential mortgages declined due to a lower proportion of refinancings as compared to purchase transactions, which typically have lower margins. Approximately 55 percent of the originations during 2013 involved homeowners refinancing current mortgages as compared to approximately 65 percent during 2012. The volume of originations for 2014 is expected to be lower than it was in 2013; however, long-term interest rates have moved slightly lower in the early portion of 2014, which could spur activity.

The lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies, which are attributable to the low interest rate environment. The gain from bank-owned life insurance in 2012 was due to the death of a bank officer.

(dollars in thousands, except per share amounts)

As of December 31, 2013, the Company held one pooled trust preferred security (TPS) it considered to have OTTI. No impairment losses were recognized during the year ended December 31, 2013, while impairment losses of $203 were recognized during the year ended December 31, 2012. Quarterly evaluations showed the value of this security improved throughout 2013. Based on the current regulatory guidelines regarding implementation of the Volcker Rule, the Company does not currently anticipate selling this security.

There were no sales of investment securities during 2013. During 2012, the Company took advantage of an opportunity to sell two collateralized mortgage obligations at a gain and was able to replace them with similar bonds with comparable yields, thus resulting in net gains of $246 for 2012.

The increase in loan fees was due to an increase in loan covenant waiver fees compared to 2012, as well as amortization of commitment fees related to one customer that began in March 2013.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$15,757	$14,532	$1,225	8.43%
Occupancy	3,906	3,519	387	11.00%
Data processing	2,030	2,070	(40)	(1.93)%
FDIC insurance expense	733	672	61	9.08%
Other real estate owned expense	1,359	1,491	(132)	(8.85)%
Professional fees	1,200	1,064	136	12.78%
Miscellaneous losses	736	195	541	277.44%
Other expenses:
Marketing	359	268	91	33.96%
Business development	505	410	95	23.17%
Director fees	584	448	136	30.36%
Insurance expense	370	341	29	8.50%
Bank service charges and investment advisory fees	496	505	(9)	(1.78)%
Consulting fees	276	582	(306)	(52.58)%
Contributions	180	380	(200)	(52.63)%
Supplies	334	302	32	10.60%
Loss on disposal of fixed assets	9	125	(116)	(92.80)%
All other	1,991	1,888	103	5.46%
Total other	5,104	5,249	(145)	(2.76)%
Total noninterest expense	$30,825	$28,792	$2,033	7.06%

The increase in salaries and employee benefits consisted of normal salary increases plus salaries for employees added in the past year ($970), recognition of a larger amount of stock-based compensation costs ($166), higher bonus accruals ($88) and higher benefit costs ($303). The benefit cost increases were primarily for payroll taxes ($68), health insurance ($151) and 401(k) plan contributions ($72).

Occupancy expense increased due to higher depreciation and equipment service contract expenses related to technology upgrades. Rent expense also increased due to the addition of the Rochester, Minnesota office, a replacement office in West Des Moines, Iowa, and the lease of additional space at the main bank location.

Data processing expense was lower in 2013 as a result of renegotiating the contract with the Company's core processor. FDIC insurance expense increased because of the growth in total average assets. The assessment rate declined slightly compared to 2012 and is expected to remain at the lowest established rate for the foreseeable future.

(dollars in thousands, except per share amounts)

Other real estate owned expense for the years ended December 31, 2013 and 2012, included $1,341 and $1,442, respectively, of property valuation write-downs due to updated appraisals and estimated disposal costs for several properties. The Company's practice is to obtain updated appraisals on other real estate owned at least annually. The remaining reduction in other real estate owned expense was attributed to the Company having a smaller inventory of properties in other real estate owned in 2013 as compared to 2012. We expect this category of expense to trend lower in 2014.

Professional fees increased primarily due to higher legal fees incurred to defend the previously disclosed potential class-action lawsuit. Miscellaneous losses include uncollected overdrafts, debit card fraud, other losses due to operational errors and charges to establish loss reserves related to mortgage loans sold in the secondary market. Collectively, these activities generated higher losses in 2013 than 2012.

Marketing expense grew primarily as a result of costs related to opening a replacement office in West Des Moines, Iowa and the opening of the previously mentioned office in Rochester, Minnesota. The increase in business development costs was the result of focusing on developing new relationships and expanding sponsorships of local events in the communities the Company serves. Director fees increased compared to 2012 primarily due to the $94 increase in recognition of stock-based compensation expense related to the grant of restricted stock units to board members.

Consulting fees declined in 2013 as a number of projects were completed in 2012 and were not repeated in 2013. Charitable contributions declined for 2013 as compared to 2012 due to a larger donation to the West Bancorporation Foundation in the second quarter of 2012. The cost of supplies for 2013 included one-time costs to reissue debit cards related to changing processors and the Target breach, which affected a number of our debit card customers. Whenever we are notified of a breach affecting our debit card customers, as a safeguard, we reissue new debit cards to the affected customers. The 2012 loss on disposal of fixed assets included the write-off of design costs not used in the final plans related to the construction of the leased replacement office in West Des Moines.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future. Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting. The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, gain from bank-owned life insurance, disallowed interest expense and state income taxes. For both years, the effective tax rate was also impacted by West Bank's 2007 investment in a qualified community development entity (ICD IV, LLC), which generated a federal new markets tax credit. The credit, which totals $2,730, was recognized over a seven-year period ending in 2013. The effective rate of income tax expense as a percent of income before income taxes from continuing operations was an expense of 30.2 percent and 29.7 percent, respectively, for 2013 and 2012.  The federal income tax expense was approximately $6,141 and $5,677 for 2013 and 2012, respectively, while state income tax expense was approximately $1,179 and $1,087, respectively. The Company has recorded a valuation allowance against the tax effect of state net operating losses, federal and state capital loss carryforwards and investment security impairments, as management believes it is likely that such carryforwards will expire without being utilized.

RESULTS OF OPERATIONS - 2012 COMPARED TO 2011

OVERVIEW

Total net income available to common stockholders for the year ended December 31, 2012 was $16,011 compared to $12,881 for the year ended December 31, 2011. The most significant difference from the prior year was the payment of preferred stock dividends and accretion of discount totaling $2,387 in 2011. The Company's outstanding preferred stock was redeemed on June 29, 2011, so there were no such dividends or accretion of discount in 2012. Basic and diluted earnings per common share were $0.92 and $0.74 for 2012 and 2011, respectively. The Company's 2012 ROE was 12.34 percent compared to 11.27 percent in 2011. The ROA was 1.21 percent compared to 1.18 percent for the prior year.

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

(dollars in thousands, except per share amounts)

Net Interest Income

Net interest income declined $204 to $41,198 for 2012 as the impact of lower yields on loans and investment securities exceeded the combined benefit of lower rates paid on deposits and borrowings and a higher level of interest-earning assets. The net interest margin declined to 3.42 percent from 3.58 percent in 2011. The average yield on earning assets declined 39 basis points, while the rate paid on interest-bearing liabilities declined 27 basis points. The net interest spread declined to 3.13 percent from 3.25 percent a year earlier.

Loan Volume/Loan Quality

Total loans outstanding increased $88,442 to $927,401 as of December 31, 2012, from $838,959 a year earlier. Nonperforming loans as of December 31, 2012 totaled $7,256 or 0.78 percent of total loans compared to $10,693 or 1.27 percent of total loans as of December 31, 2011. In addition, at December 31, 2012 the Company held $8,304 of other real estate owned. The Company's Texas ratio improved to 11.25 percent as of December 31, 2012 from 16.33 percent as of December 31, 2011.

The allowance for loan losses, which was $15,529 as of December 31, 2012, represented 1.67 percent of total loans and 214.0 percent of nonperforming loans at year end, compared to 2.00 percent and 156.9 percent, respectively, as of December 31, 2011. The provision for loan losses totaled $625 for 2012, up slightly from $550 for 2011. The Company's net charge-offs as a percent of average loans were 0.22 percent for 2012 compared to 0.34 percent for 2011. The amount of loans charged off in 2012 totaled $2,584 compared to $4,764 in 2011. Recoveries in 2012 from loans previously charged off were $710, down from $1,905 in the prior year. The 2011 recoveries included one commercial recovery of $1,000 as the result of the sale of a loan which had been charged off in a prior year.

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

The volume of originations of residential mortgages sold into the secondary market during 2012 increased to $129,322 from $69,952 in 2011, resulting in a 113 percent growth in revenue. The low interest rate environment fueled the growth along with an improved level of home sales in the Company's market areas. Also contributing to the growth in 2012 volume was the addition of origination staff in the Des Moines market.

The lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies due to the low interest rate environment. Gain from bank-owned life insurance occurred due to the deaths of a bank officer in both 2012 and 2011.

(dollars in thousands, except per share amounts)

As of December 31, 2012, the Company held one pooled TPS it considered to have OTTI. As a result of quarterly evaluations of this security, impairment losses of $203 and $99 were recognized during the years ended December 31, 2012 and 2011, respectively. The Company took advantage of an opportunity to sell two collateralized mortgage obligations in the second quarter of 2012 at a gain and was able to replace them with similar bonds with comparable yields, thus resulting in net gains of $246. There were no sales of investment securities during 2011.

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

	Years ended December 31
Noninterest expense:	2012	2011	Change	Change %
Salaries and employee benefits	$14,532	$13,194	$1,338	10.14%
Occupancy	3,519	3,342	177	5.30%
Data processing	2,070	1,921	149	7.76%
FDIC insurance expense	672	1,298	(626)	(48.23)%
Other real estate owned expense	1,491	2,883	(1,392)	(48.28)%
Professional fees	1,064	878	186	21.18%
Miscellaneous losses	195	455	(260)	(57.14)%
Other expenses:
Marketing	268	311	(43)	(13.83)%
Business development	410	331	79	23.87%
Director fees	448	390	58	14.87%
Insurance expense	341	351	(10)	(2.85)%
Bank service charges and investment advisory fees	505	488	17	3.48%
Consulting fees	582	282	300	106.38%
Deposit operations expense	81	214	(133)	(62.15)%
Contributions	380	300	80	26.67%
Loss on disposal of fixed assets	125	12	113	941.67%
All other	2,109	2,223	(114)	(5.13)%
Total other	5,249	4,902	347	7.08%
Total noninterest expense	$28,792	$28,873	$(81)	(0.28)%

The increase in salaries and employee benefits in 2012 consisted of normal salary increases plus salaries for employees added during the year ($734), higher bonus accruals ($160), higher secondary market real estate origination commissions ($308) and higher benefit costs ($247). The benefit cost increases were primarily for payroll taxes ($60), health insurance ($91) and 401(k) plan contributions ($89). The 401(k) increase was primarily due to a higher Company matching contribution rate, which went into effect January 1, 2012.

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

(dollars in thousands, except per share amounts)

Professional fees increased in 2012 compared to 2011 primarily due to higher legal fees related to corporate governance matters and implementation of the stockholder-approved equity incentive plan. Miscellaneous losses declined year-over-year as estimated potential losses for the Mortgage Partnership Finance program through the Federal Home Loan Bank (FHLB) declined $228.

Business development costs increased as a result of efforts to acquire new customers. The increase in director fees in 2012 was due in part to recognition of stock-based compensation costs for restricted stock units (RSUs) granted to directors. Consulting fees increased year-over-year because the Company hired a compensation consultant to assist the Board of Directors in determining appropriate executive compensation, outsourced the loan review function, hired a consultant to implement and test a new commercial loan management software program, hired a human resources consultant to improve the salary administration process, and hired a consultant to review and assist with the negotiation of the renewal of the Company's primary data processing contract with our core systems processor.

Deposit operations expense declined as a result of changes made to demand deposit account products. Contribution expense increased as a higher amount was donated to the West Bancorporation Foundation. Loss on disposal of fixed assets included the second quarter 2012 write-off of design costs not used in the final plans related to the construction of a new leased replacement office.

Income Taxes

The effective rate of income tax expense as a percent of income before income taxes was 29.7 percent and 28.5 percent, respectively, for 2012 and 2011.  The federal income tax expense was approximately $5,677 and $5,071 for 2012 and 2011, respectively, while state income tax expense was approximately $1,087 and $1,001, respectively. As previously mentioned, both years benefited from a federal new markets tax credit of $273.

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

	2013			2012			2011
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$247,749	$10,908	4.40%	$257,279	$12,625	4.91%	$266,539	$13,360	5.01%
Real estate (3)	696,763	34,386	4.94%	594,329	31,945	5.37%	576,974	33,666	5.83%
Consumer and other loans	7,655	351	4.59%	6,252	290	4.64%	7,320	379	5.18%
Total loans	952,167	45,645	4.79%	857,860	44,860	5.23%	850,833	47,405	5.57%
Investment securities:
Taxable	289,901	5,173	1.78%	262,982	4,240	1.61%	211,687	4,193	1.98%
Tax-exempt (3)	79,187	3,688	4.66%	54,633	2,931	5.36%	54,344	3,372	6.20%
Total investment securities	369,088	8,861	2.40%	317,615	7,171	2.26%	266,031	7,565	2.84%
Federal funds sold and other
short-term investments	45,846	119	0.26%	74,458	191	0.26%	91,634	234	0.26%
Total interest-earning assets (3)	1,367,101	54,625	4.00%	1,249,933	52,222	4.18%	1,208,498	55,204	4.57%
Noninterest-earning assets:
Cash and due from banks	33,693			33,336			37,037
Premises and equipment, net	6,607			5,699			5,118
Other, less allowance for
loan losses	38,372			37,440			44,660
Total noninterest-earning assets	78,672			76,475			86,815
Total assets	$1,445,773			$1,326,408			$1,295,313

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$650,566	1,611	0.25%	$544,410	1,991	0.37%	$469,557	2,857	0.61%
Time deposits	168,050	1,802	1.07%	167,353	2,544	1.52%	239,624	4,084	1.70%
Total deposits	818,616	3,413	0.42%	711,763	4,535	0.64%	709,181	6,941	0.98%
Other borrowed funds	178,119	3,645	2.05%	193,288	4,929	2.55%	191,019	4,976	2.60%
Total interest-bearing liabilities	996,735	7,058	0.71%	905,051	9,464	1.05%	900,200	11,917	1.32%
Noninterest-bearing liabilities:
Demand deposits	312,648			283,931			252,307
Other liabilities	8,601			7,631			7,286
Stockholders' equity	127,789			129,795			135,520
Total liabilities and
stockholders' equity	$1,445,773			$1,326,408			$1,295,313

Net interest income/net interest spread (3)		$47,567	3.29%		$42,758	3.13%		$43,287	3.25%
Net interest margin (3)			3.48%			3.42%			3.58%

(1)	Average loan balances include nonaccrual loans and loans held for sale. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(dollars in thousands, except per share amounts)

Net Interest Income

The Company's largest component of net income is net interest income, which is the difference between interest earned on earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing tax-equivalent net interest income by the average of total interest-earning assets for the year.

For the years ended December 31, 2013, 2012 and 2011, the Company's net interest margin on a tax-equivalent basis was 3.48, 3.42 and 3.58 percent, respectively.  The six basis point increase in the 2013 net interest margin was primarily due to an increase in the average volume of interest-earning assets and reductions in interest rates on deposits and borrowings. The result was an increase of $4,809 in tax-equivalent net interest income compared to 2012. Management believes the net interest margin will remain under pressure if the Federal Reserve maintains its current monetary policies. Several management actions will continue to assist in maintaining the net interest margin. The first was the modification of $80,000 of the Company's FHLB advances in December 2012. The FHLB advances were refinanced as variable rate borrowings tied to three-month LIBOR. The overall interest rate effective on December 31, 2013 on the FHLB advances was 2.52 percent including amortization of prepayment fees, compared to the average 3.88 percent rate for the year ended December 31, 2012. To prevent a negative impact to interest expense in the long-term, the Company entered into forward-starting interest rate swaps that in effect convert the payment streams to fixed rate beginning on various dates in 2014 and 2015. The Company also invested approximately $138,100 of federal funds sold during the first half of 2013 in investment securities, which produce higher yields. In addition, interest rates on the Company's Reward Me interest-bearing checking account were reduced in April 2013 and again on December 30, 2013, and interest rates on a number of other deposit products were reduced on December 30, 2013.

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

	2013 Compared to 2012			2012 Compared to 2011
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(455)	$(1,262)	$(1,717)	$(458)	$(277)	$(735)
Real estate (2)	5,200	(2,759)	2,441	991	(2,712)	(1,721)
Consumer and other loans	64	(3)	61	(52)	(37)	(89)
Total loans (including fees)	4,809	(4,024)	785	481	(3,026)	(2,545)
Investment securities:
Taxable	457	476	933	909	(862)	47
Tax-exempt (2)	1,183	(426)	757	18	(459)	(441)
Total investment securities	1,640	50	1,690	927	(1,321)	(394)
Federal funds sold and other
short-term investments	(74)	2	(72)	(44)	1	(43)
Total interest income (2)	6,375	(3,972)	2,403	1,364	(4,346)	(2,982)
Interest Expense
Deposits:
Savings, interest-bearing
demand and money markets	341	(721)	(380)	404	(1,270)	(866)
Time deposits	11	(753)	(742)	(1,134)	(406)	(1,540)
Total deposits	352	(1,474)	(1,122)	(730)	(1,676)	(2,406)
Other borrowed funds	(365)	(919)	(1,284)	59	(106)	(47)
Total interest expense	(13)	(2,393)	(2,406)	(671)	(1,782)	(2,453)
Net interest income (2)	$6,388	$(1,579)	$4,809	$2,035	$(2,564)	$(529)

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

Tax-equivalent interest income and fees on loans increased $785 for the year ended December 31, 2013 compared to 2012, while the average volume increased $94,307 as the Iowa economy saw some improvement and West Bank lenders focused on business development.  The average yield on loans declined 44 basis points for 2013 compared to 2012.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities in 2013 was $51,473 higher than in 2012, while the yield increased 14 basis points.  The increase in volume was caused by management's decision to reinvest low earning federal funds sold into investment securities. The average balance of federal funds sold and other short-term investments declined $28,612 during 2013.

The 2013 average rate paid on deposits declined to 0.42 percent from 0.64 percent for 2012 due to lower market interest rates paid. The decline in deposit interest rates exceeded the cost attributed to higher interest-bearing deposit account balances, thus causing interest expense on deposits to decline by $1,122. The increase in average volume of deposits was mostly in the Insured Cash Sweep (ICS) interest-bearing checking and money market products, which are reciprocal programs providing FDIC insurance coverage for all participating deposits. The average balance of time deposits held steady in 2013.

(dollars in thousands, except per share amounts)

The average rate paid on other borrowings declined 50 basis points in 2013 to 2.05 percent, primarily due to a rate reduction on the previously mentioned modified FHLB advances. The rate on the Company's subordinated notes related to the TPS is variable at 305 basis points over the three-month LIBOR adjusted on a quarterly basis. The average rate for 2013 for subordinated notes was 3.45 percent, compared to 3.64 percent for 2012. In June 2013, the Company entered into a forward-starting interest rate swap contract that effectively converts the variable rate to a fixed rate as of June 2014. In June 2013, the Company borrowed $16,000 with a variable rate of 1.95 percent plus 30-day LIBOR. The average rate for 2013 was 2.21 percent.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company's investment securities available for sale as of the dates indicated.

	As of December 31
	2013	2012	2011
U.S. government agencies and corporations	$12,871	$13,034	$13,003
State and political subdivisions	87,788	56,761	52,517
Collateralized mortgage obligations	168,648	173,594	175,498
Mortgage-backed securities	58,156	38,424	35,636
Trust preferred securities	2,745	2,095	2,011
Corporate notes and other investments	15,008	8,406	4,480
Total	$345,216	$292,314	$283,145

The investment securities presented in the following table are reported at fair value and by contractual maturity as of December 31, 2013.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns, which are not projected in the table.

Investments as of December 31, 2013	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$—	$12,871	$—	$—	$12,871
State and political subdivisions	364	7,908	18,791	60,725	87,788
Collateralized mortgage obligations	—	—	11,744	156,904	168,648
Mortgage-backed securities	—	—	6,380	51,776	58,156
Trust preferred securities (1)	—	—	—	2,745	2,745
Corporate notes and other investments	—	13,532	300	1,176	15,008
Total	$364	$34,311	$37,215	$273,326	$345,216

Weighted average yield:
U.S. government agencies and corporations	—	1.70%	—	—
State and political subdivisions (2)	5.26%	4.59%	4.41%	4.53%
Collateralized mortgage obligations	—	—	2.32%	1.98%
Mortgage-backed securities	—	—	3.67%	1.92%
Trust preferred securities (1)	—	—	—	0.78%
Corporate notes and other investments	—	1.81%	3.00%	5.32%
Total	5.26%	2.39%	3.62%	2.54%

(1)	One TPS, with a fair value of $1,850, has OTTI and is on nonaccrual status.

(2)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

(dollars in thousands, except per share amounts)

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis, management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and comparing the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company instituted a practice of further testing the fair values by selecting a sample of investment securities from each category of securities. For that sample, the prices were further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and we concluded the fair values were consistent with GAAP and investment securities were properly classified in the fair value hierarchy.

The significant increase in long-term market interest rates at the end of the second quarter of 2013 that continued through the remainder of 2013, caused the fair value of our investment portfolio to decline to a level below the overall amortized cost basis. As of December 31, 2013, the existing gross unrealized losses of $11,355 were considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not reduced estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. The remaining $2,321 of the total unrealized losses related to one pooled TPS (as discussed below), which is considered to have OTTI.

As of December 31, 2013, approximately 66 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Association (FNMA) and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or GNMA. The debt obligations were all within the credit ratings acceptable under West Bank's investment policy. Approximately 66 percent of all 2013 security purchases totaling approximately $94,300 were in these categories of securities.

The Company also purchased approximately $34,800 of securities originated by municipalities in states other than Iowa, due to their somewhat higher yields compared to Iowa municipalities with similar credit risks.

At December 31, 2013, the most significant risk of a future impairment charge was related to the Company's investment in a pooled TPS, ALESCO Preferred Funding X, Ltd. As of December 31, 2013, this TPS, with a cost basis of $4,171, was valued at $1,850. Management first considered this pooled TPS to have OTTI in 2009. Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at December 31, 2013, has already been recorded against equity. This investment security is on a list of pooled TPSs that have been determined to be eligible for financial institutions to retain under changes made to the Volcker Rule in January 2014.

As of December 31, 2013, the Company did not have securities from a single issuer, except for the United States government or its agencies that exceeded 10 percent of consolidated stockholders' equity.

(dollars in thousands, except per share amounts)

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2013	2012	2011	2010	2009
Commercial	$258,010	$282,124	$255,702	$310,376	$356,885
Real estate:
Construction, land, and land development	117,394	121,911	101,607	116,601	148,505
1-4 family residential first mortgages	50,349	49,280	63,218	51,760	64,288
Home equity	25,205	25,536	26,423	26,111	30,110
Commercial	532,139	441,857	386,137	372,404	413,063
Consumer and other loans	9,236	7,099	6,155	11,514	8,163
Total loans	992,333	927,807	839,242	888,766	1,021,014
Deferred loan fees, net	(613)	(406)	(283)	(117)	(304)
Total loans, net of deferred fees	$991,720	$927,401	$838,959	$888,649	$1,020,710

As of December 31, 2013, total loans were approximately 85 percent of total deposits and 69 percent of total assets.  As of December 31, 2013, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were no non-U.S. loans outstanding during the years presented.

Loans outstanding increased approximately 6.9 percent compared to the end of 2012. The growth was primarily in the commercial real estate segment. The loan pipeline in the first quarter of 2014 is strong, and management believes the Company is well positioned to continue to grow its loan portfolio.

For a description of the loan segments, see Note 3 in Item 8 of this filing. The interest rates charged on loans vary with the degree of risk, the amount of the loan and the term of the loan.  Competitive pressures, the credit worthiness of the borrower, market interest rates, the availability of funds, and government regulation further influence the rate charged on a loan.

The Company follows a loan policy approved by West Bank's Board of Directors.  The loan policy is reviewed at least annually and is updated as considered necessary.  The policy establishes lending limits, review criteria and other guidelines for loan administration and the allowance for loan losses, among others.  Loans are approved by West Bank's Board of Directors and/or designated officers in accordance with the applicable guidelines and underwriting policies.  Loans to any one borrower are limited by state banking laws.  Loan officer lending authorities vary according to the individual loan officer's experience and expertise.

Within the commercial real estate category, loans totaling approximately $138,000 are for medical office buildings. These loans are to experienced operators, are adjacent to large medical centers, and are geographically dispersed throughout the country.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company's loan portfolio are as shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2013	Within one year	After one but within five years	After five years	Total
Commercial	$126,754	$121,272	$9,984	$258,010
Real estate:
Construction, land and land development	70,555	43,230	3,609	117,394
1-4 family residential first mortgages	11,761	34,708	3,880	50,349
Home equity	4,581	18,166	2,458	25,205
Commercial	36,357	314,527	181,255	532,139
Consumer and other loans	4,739	4,222	275	9,236
Total loans	$254,747	$536,125	$201,461	$992,333

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$450,354	$133,756
Variable rates		85,771	67,705
		$536,125	$201,461
Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2013	2012	2011	2010	2009
Nonaccrual loans	$2,398	$6,400	$8,572	$7,945	$12,350
Loans past due 90 days and still accruing interest	—	—	—	198	1,150
Troubled debt restructured loans (1)	517	856	2,121	4,787	12,817
Total nonperforming loans	2,915	7,256	10,693	12,930	26,317
Other real estate owned	5,800	8,304	10,967	19,193	25,350
Nonaccrual investment securities	1,850	1,334	1,245	1,339	1,282
Total nonperforming assets	$10,565	$16,894	$22,905	$33,462	$52,949

Nonperforming loans to total loans	0.29%	0.78%	1.27%	1.46%	2.58%
Nonperforming assets to total assets	0.73%	1.17%	1.80%	2.56%	3.36%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

(dollars in thousands, except per share amounts)

The following tables set forth the annual activity within each category of nonperforming assets for the years ended December 31, 2013 and 2012.

	Year ended December 31, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	516	516
Additions	6,159	1,156	31	7,346	272	—	7,618
Transfers:
Troubled debt to nonaccrual	104	—	(104)	—	—	—	—
Nonaccrual to OREO	(197)	—	—	(197)	197	—	—
Upgrade in classification	—	(1,150)	(186)	(1,336)	—	—	(1,336)
Sales	—	—	—	—	(1,632)	—	(1,632)
Subsequent write-downs/
impairments	(1,490)	(5)	(31)	(1,526)	(1,341)	—	(2,867)
Payments	(8,578)	(1)	(49)	(8,628)	—	—	(8,628)
Balance at end of period	$2,398	$—	$517	$2,915	$5,800	$1,850	$10,565

	Year ended December 31, 2012
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$8,572	$—	$2,121	$10,693	$10,967	$1,245	$22,905
Increase in fair market value	—	—	—	—	—	292	292
Additions	2,415	130	207	2,752	318	—	3,070
Transfers:
Past due to troubled debt	—	(574)	574	—	—	—	—
Troubled debt to nonaccrual	894	—	(894)	—	—	—	—
Troubled debt to past due	—	480	(480)	—	—	—	—
Nonaccrual to OREO	(553)	—	—	(553)	553	—	—
Upgrade in classification	(417)	—	—	(417)	—	—	(417)
Sales	—	—	—	—	(2,039)	—	(2,039)
Subsequent write-downs/
impairments	(1,457)	(36)	(606)	(2,099)	(1,495)	(203)	(3,797)
Payments	(3,054)	—	(66)	(3,120)	—	—	(3,120)
Balance at end of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
The 37.5 percent decline in nonperforming assets since the end of 2012 is the result of continued devotion of resources to collection and disposal of these assets. The increase in nonaccrual investment securities is due to the improved market value of the one investment security in this category.

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2013, 2012 and 2011, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $333, $513 and $450, respectively. A loan may be returned to accrual status when all principal and interest amounts contractually due are brought current and it is reasonable to expect continued payment performance. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

(dollars in thousands, except per share amounts)

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

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral. The average balance of all impaired loans during 2013 was approximately $12,008.  Interest income recognized on impaired loans in 2013, 2012 and 2011 was approximately $347, $889 and $1,046, respectively.

As of December 31, 2013, West Bank had identified approximately $1,369 in loans to two commercial real estate customers as potential problem loans. Neither of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each loan.

The composition of other real estate owned as of December 31, 2013 and 2012, is shown in the following table.

	2013	2012
Construction, land and land development	$5,756	$7,967
1-4 family residential properties	44	223
Commercial properties	—	114
	$5,800	$8,304
The Company is actively marketing the assets included in the previous table.  There has been increased interest from potential buyers, but demand for commercial real estate and development land remains relatively low for certain of the properties. Valuations of other real estate owned are updated by management at least annually and sometimes more frequently, so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  As of December 31, 2013, the construction, land and land development category included two properties in the Des Moines metropolitan area, one property in Missouri and one property in Arkansas. The property in Arkansas, with a carrying value of $476, was sold in February 2014. The 1-4 family category consisted of one home in the Des Moines area.

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

(dollars in thousands, except per share amounts)

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as integral parts of their examination processes, periodically review the estimated losses on loans.  Such agencies may require West Bank to recognize additional losses based on such agencies' review of information available to them at the time of their examinations.

Change in the Allowance for Loan Losses

West Bank's policy is to charge off loans when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes activity in the Company's allowance for loan losses by loan segment for the years indicated, including amounts of loans charged off, recoveries, additions to the allowance charged to income and related ratios.

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2013	2012	2011	2010	2009
Balance at beginning of period	$15,529	$16,778	$19,087	$19,126	$15,441
Charge-offs:
Commercial	742	402	2,976	5,785	8,495
Real estate:
Construction, land and land development	—	1,508	2	209	2,859
1-4 family residential first mortgages	116	301	946	371	1,087
Home equity	119	343	97	266	598
Commercial	624	5	722	53	3,551
Consumer and other loans	33	25	21	234	4,790
	1,634	2,584	4,764	6,918	21,380
Recoveries:
Commercial	292	354	1,809	716	493
Real estate:
Construction, land and land development	42	—	2	10	20
1-4 family residential first mortgages	150	98	42	33	8
Home equity	236	22	29	16	11
Commercial	2	206	1	10	—
Consumer and other loans	24	30	22	44	33
	746	710	1,905	829	565
Net charge-offs	888	1,874	2,859	6,089	20,815
Provision for loan losses charged to operations	(850)	625	550	6,050	24,500
Balance at end of period	$13,791	$15,529	$16,778	$19,087	$19,126
Average loans outstanding	$949,775	$854,860	$849,115	$960,227	$1,098,520
Ratio of net charge-offs during the period
to average loans outstanding	0.09%	0.22%	0.34%	0.63%	1.89%
Ratio of allowance for loan losses to
average loans outstanding	1.45%	1.82%	1.98%	1.99%	1.74%

According to the September 2013 Bank Holding Company Performance Report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, the percentage of net charge-offs to average loans for all banks with total assets between $1 billion and $3 billion was 0.25 percent for the first nine months of 2013. As shown above, the Company's net charge-off ratio was 0.09 percent, considerably below its peer group average for the first three quarters of 2013 as gross charge-offs declined $950 compared to 2012.

Approximately $724 of the 2013 commercial charge-offs related to three customers. The commercial real estate charge-off of $624 related to one customer at the time of the negotiated settlement of the loan.

(dollars in thousands, except per share amounts)

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately-owned business entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  When the economy turns downward, as occurred in 2008 and 2009, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.  Although management believes that the real estate markets in which West Bank makes loans are better than other parts of the country, real estate-related credit risks continue to be somewhat higher than normal in our markets.

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	2013		2012		2011		2010		2009
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,199	26.00%	$4,116	30.41%	$4,409	30.47%	$7,940	34.92%	$7,988	34.95%
Real estate:
Construction, land
and land development	3,032	11.83%	4,616	13.14%	3,572	12.11%	3,787	13.12%	3,260	14.54%
1-4 family residential
first mortgages	613	5.07%	637	5.31%	1,215	7.53%	647	5.82%	649	6.30%
Home equity	403	2.54%	568	2.75%	832	3.15%	658	2.94%	654	2.95%
Commercial	5,485	53.63%	5,564	47.62%	6,667	46.01%	5,823	41.90%	6,438	40.46%
Consumer and other loans	59	0.93%	28	0.77%	83	0.73%	232	1.30%	137	0.80%
	$13,791	100.00%	$15,529	100.00%	$16,778	100.00%	$19,087	100.00%	$19,126	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories, the historical net loss experience by category, which can vary over time, specific reserves for loans considered impaired, and management's assessment of economic factors that may influence potential losses in the loan portfolio.  Prior to 2010, the historical experience factor was calculated using a three-year average. That average was updated once per year at the end of each calendar year. In 2010, that calculation was modified to use a rolling 12-quarter average. It was felt that, by using a rolling 12-quarter average, the most recent charge-off experience was factored into the analysis sooner. In the fourth quarter of 2013, the calculation was modified to use an experience factor based on the highest losses calculated over a rolling 12, 16 or 20 quarter period. Management believes that using the highest of these time periods will self-select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative.

After evaluating the various components of our allowance methodology, it was decided it was appropriate to record a negative provision for loan losses of $1,000 for the third quarter of 2013. This resulted in a negative provision of $850 for the year ended December 31, 2013. The quality of the loan portfolio improved throughout 2013 as evidenced by the decline in nonperforming loans. As disclosed in Note 3, the portion of the allowance for loan losses related to loans individually evaluated for impairment declined from December 31, 2012 to December 31, 2013, primarily due to the improvement of and paydowns on a development loan relationship.

The allocation of the allowance for loan losses as of December 31, 2013, includes specific reserves of $560 in the commercial category for three borrowers, $1,300 in the construction, land and land development category for one borrower, and $33 in the 1-4 family residential first mortgage category for two borrowers.  Additional details on the allowance for loan losses is included in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $1,163,842 as of December 31, 2013, which was 2.6 percent higher than balances as of December 31, 2012. The volume of time deposits continued to drift lower during 2013 as interest rates remained at historic low levels and fewer customers were willing to lock in low rates for extended time periods. Interest-bearing demand balances increased primarily due to the elimination of the securities sold under agreements to repurchase program. As previously mentioned, the new ICS product provides full FDIC coverage. The decline in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time.

Approximately 60 percent of the total certificates of deposit issued by West Bank mature in the next year. It is anticipated that a significant portion of these certificates will be renewed, even though certificates of deposit are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. In the event a substantial volume of certificates are not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.  However, a sustained reduction in overall deposit volume would have a significant negative impact on the Company's operations and liquidity.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2013.

3 months or less	$23,514
Over 3 through 6 months	10,460
Over 6 through 12 months	24,347
Over 12 months	25,332
$83,653
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$312,648	—	$283,931	—	$252,307	—
Interest-bearing demand:
Reward Me checking	80,667	0.68%	86,549	1.00%	85,931	1.85%
Other interest-bearing demand	88,137	0.11%	68,978	0.12%	60,416	0.18%
Money market	419,561	0.22%	335,544	0.29%	275,241	0.39%
Savings	62,201	0.09%	53,339	0.12%	47,969	0.19%
Time certificates	168,050	1.07%	167,353	1.52%	239,624	1.70%
	$1,131,264		$995,694		$961,488
Interest rates on all interest-bearing deposits are expected to be slightly lower in 2014 than the average rates paid in 2013 as management made minor rate changes to a number of deposit products effective December 30, 2013. Currently, management is not expecting a rise in market interest rates during 2014.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount, and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2013		2012		2011
	Balance	Rate	Balance	Rate	Balance	Rate
Subordinated notes	$20,619	3.41%	$20,619	3.53%	$20,619	3.53%
FHLB advances, net of discount	95,392	2.52%	93,890	2.58%	105,000	3.89%
Long-term debt	15,935	2.11%	—	—	—	—
Federal funds purchased and securities
sold under agreements to repurchase	16,622	0.26%	55,596	0.15%	55,841	0.24%
	$148,568	2.35%	$170,105	1.90%	$181,460	2.73%
The following tables set forth the average principal balance, net of any discount, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Subordinated notes	$20,619	3.45%	$20,619	3.64%	$20,619	3.47%
FHLB advances, net of discount	94,601	2.81%	104,665	3.88%	105,000	3.89%
Long-term debt	8,522	2.21%	—	—	—	—
Federal funds purchased and securities
sold under agreements to repurchase	53,137	0.16%	68,004	0.17%	63,290	0.27%
Other short-term borrowings	1,240	0.29%	—	—	2,110	—
	$178,119	2.05%	$193,288	2.55%	$191,019	2.60%

	2013	2012	2011
Maximum amount outstanding during
the year:
Subordinated notes	$20,619	$20,619	$20,619
FHLB advances, net of discount	95,392	105,000	105,000
Long-term debt	16,765	—	—
Federal funds purchased and securities
sold under agreements to repurchase	75,762	102,057	88,592
Other short-term borrowings	38,000	—	3,771
During December 2012, $80,000 of the FHLB advances were modified and converted to variable rate advances tied to the three- month LIBOR. At the same time, forward-starting interest rate swaps were put in place to limit the Company's exposure to market interest rate increases with various effective dates from December 2014 through December 2015. The remaining $25,000 FHLB advance is callable on a quarterly basis. The FHLB advances have maturity dates of 2018 through 2020.

On June 27, 2013, the Company borrowed $16,000 in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance the previously mentioned repurchase and cancellation of 1,440,592 shares of common stock. Also occurring during June 2013 was the purchase of commercial lots in Coralville for a new eastern Iowa main office. A portion of the the land purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The contract financing was requested by the sellers to accommodate their cash flow planning.

(dollars in thousands, except per share amounts)

The fluctuation in the balances of federal funds purchased and other short-term borrowings are dependent upon two factors. The first is the loan demand and investment strategy of downstream correspondent banks for federal funds purchased. The second is the fluctuation in the Company's liquidity needs, which from time to time may require the Company to draw on the federal funds purchased lines with our upstream correspondent banks or on overnight FHLB advances. Depending on which has the lower interest rate, the Company may utilize either source of funding. The Company had no securities sold under agreements to repurchase as of December 31, 2013, as all customer repurchase agreements were migrated to the ICS interest-bearing demand deposit product prior to the end of the year. The new product provides customers with FDIC insurance coverage by reciprocating deposit balances through a network of participating banks and eliminates the investment security pledging requirements of repurchase agreements.

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

West Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management of the Company does not expect any significant losses as a result of these commitments. Off-balance sheet commitments are more fully discussed in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K.

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of contractual obligations of the Company by maturity period as of December 31, 2013.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$146,144	$87,834	$45,116	$13,194	$—
Federal funds purchased	16,622	16,622	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	—	25,000	80,000
Long-term debt	15,935	3,260	6,546	5,825	304
Noncancelable operating lease commitments	22,590	1,725	3,387	3,398	14,080
Interest on interest rate swaps	14,212	499	4,746	5,760	3,207
Purchase commitments	3,920	3,920	—	—	—
Total	$345,042	$113,860	$59,795	$53,177	$118,210

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $42,425 at December 31, 2013, compared to $171,474 as of December 31, 2012.  The decline was primarily caused by the planned purchase of investment securities in the first half of 2013 and loan growth throughout the year.

(dollars in thousands, except per share amounts)

As of December 31, 2013, West Bank had additional borrowing capacity available from the FHLB of approximately $121,098. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had approximately $7,000 outstanding under those federal funds lines as of December 31, 2013.  The Company also had a $5,000 secured line of credit with a commercial bank that expires on June 27, 2014.   Net cash from continuing operating activities contributed $23,391, $24,289 and $26,030 to liquidity for the years ended December 31, 2013, 2012 and 2011, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of December 31, 2013.

The Company's total stockholders' equity declined to $123,625 as of December 31, 2013, from $134,587 as of December 31, 2012. The decline was primarily due to the previously mentioned repurchase and cancellation of 1,440,592 shares of common stock at a price of $10.95 per share on June 5, 2013. Management believes the repurchase, which was financed at favorable terms, has and will continue to enhance earnings per share. The stock repurchase plus dividends paid exceeded year-to-date net income. Total stockholders' equity also declined as accumulated other comprehensive income (loss) went down as the result of unrealized losses in the investment securities portfolio.

On July 24, 2013, the Board of Directors approved a stock repurchase plan which authorized management to purchase up to $2 million of the Company's common stock within a nine-month period ending April 24, 2014. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. As of December 31, 2013, no shares had been repurchased under the authorization.

At December 31, 2013, tangible common equity as a percent of tangible assets was 8.57 percent compared to 9.29 percent as of December 31, 2012. The decline is primarily due to the previously discussed repurchase of common stock as total assets fluctuated minimally since the prior year-end.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. They include maintaining total capital to risk-weighted assets of at least 8.00 percent, of which at least half must be Tier 1 capital, and a Tier 1 leverage ratio of at least 4.00 percent. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2013, the Company had a total risk-based capital ratio of 13.94 percent, a Tier 1 capital ratio of 12.74 percent, and a Tier 1 leverage ratio of 10.04 percent. As of December 31, 2013, West Bank had ratios of 13.86 percent, 12.63 percent and 9.80 percent, respectively. As these ratios indicate, the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2013.

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 capital ratio requirement. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules will take effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. The complex final rules require careful review and analysis, but management believes the Company and West Bank will remain well-capitalized.

During 2013, the Company entered into a $2,899 construction contract for the previously mentioned new main office for the eastern Iowa market. The construction, which began in December 2013, will be funded with liquid assets. As of December 31, 2013, the Company had also entered into a purchase agreement to acquire land with a cost of $1,021 in Rochester, Minnesota. Subject to regulatory approval, it is anticipated we will build a permanent office on this land in 2015 and relocate our current leased branch office in Rochester, Minnesota, to the new permanent office.

(dollars in thousands, except per share amounts)

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

A number of proposed accounting standards that could impact the Company in future years continued to be evaluated by the FASB in 2013. Those included lease accounting, financial instruments impairment, and classification and measurement of financial instruments. However, there were only two new accounting standards issued in 2013 that have or will affect the Company. A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

INTEREST RATE RISK

Interest rate risk refers to the exposure to earnings and capital arising from changes in interest rates.  Management's objectives are to manage interest rate risk to foster consistent growth of earnings and capital.  Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations used to evaluate volatility, interest rate, spread and volume assumptions.  This risk is quantified and compared against tolerance levels.

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

INFLATION

The primary impact of inflation on the Company's operations is increased asset yields, deposit costs and operating overhead.  Unlike most industries, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution's performance than they would have on nonfinancial companies.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.  The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than otherwise would be necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2013 materially changed compared to 2012.

The following table presents the estimated change in net interest income for 2014 under several scenarios of assumed interest rate changes for the rate shock levels shown:

Scenario	% Change
300 basis points rising	6.42%
200 basis points rising	3.63%
100 basis points rising	0.51%
Base	—
As of December 31, 2013, the estimated effect of an immediate 300 basis point increase in interest rates could cause the Company's net interest income to increase by approximately 6.42 percent, or $3,265 in 2014. The estimated effect of an immediate decrease in rates is not reasonably calculable due to the current historically low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short term as the change in market rates.

(dollars in thousands, except per share amounts)

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions.  Actual values may differ from those projections set forth above.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

The following table sets forth the estimated maturities, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2013.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Federal funds sold	$1,299	$—	$—	$—	$1,299
Securities available for sale	13,698	34,514	143,044	153,960	345,216
Federal Home Loan Bank stock	11,851	—	—	—	11,851
Loans held for sale	2,230	—	—	—	2,230
Loans	328,175	112,106	499,564	51,875	991,720
Total interest-earning assets	357,253	146,620	642,608	205,835	1,352,316
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand
and money markets	685,468	—	—	—	685,468
Time	33,737	54,419	57,988	—	146,144
Federal funds purchased	16,622	—	—	—	16,622
Long-term borrowings	106,225	45	25,372	304	131,946
Total interest-bearing liabilities	842,052	54,464	83,360	304	980,180
Interest sensitivity gap per period	$(484,799)	$92,156	$559,248	$205,531	$372,136
Cumulative interest sensitivity gap	$(484,799)	$(392,643)	$166,605	$372,136	$372,136
Interest sensitivity gap ratio	0.42	2.69	7.71	677.09	1.38
Cumulative interest sensitivity gap ratio	0.42	0.56	1.17	1.38	1.38
As of December 31, 2013, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.56, meaning that the Company is liability sensitive over the cumulative 12-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within these time frames are savings, money market and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 6, 2014, expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ McGladrey LLP
Des Moines, Iowa
March 6, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets, statements of income, comprehensive income, stockholders' equity and cash flows of West Bancorporation, Inc. and subsidiary, and our report dated March 6, 2014, expressed an unqualified opinion.

/s/ McGladrey LLP
Des Moines, Iowa
March 6, 2014

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

West Bancorporation, Inc. and subsidiary's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework in 1992.  Based on our assessment, we believe that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.  The independent registered public accounting firm that audited the financial statements included in the annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer

March 6, 2014

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2013 and 2012

(dollars in thousands)	2013	2012
ASSETS
Cash and due from banks	$41,126	$60,417
Federal funds sold and other short-term investments	1,299	111,057
Cash and cash equivalents	42,425	171,474
Investment securities available for sale	345,216	292,314
Federal Home Loan Bank stock, at cost	11,851	11,789
Loans held for sale	2,230	3,363
Loans	991,720	927,401
Allowance for loan losses	(13,791)	(15,529)
Loans, net	977,929	911,872
Premises and equipment, net	7,487	5,609
Accrued interest receivable	4,007	3,652
Bank-owned life insurance	26,376	25,730
Other real estate owned	5,800	8,304
Deferred tax assets, net	9,193	6,991
Other assets	9,890	7,077
Total assets	$1,442,404	$1,448,175

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$332,230	$367,281
Interest-bearing demand	233,613	160,745
Savings	451,855	428,710
Time of $100,000 or more	83,653	100,627
Other time	62,491	77,213
Total deposits	1,163,842	1,134,576
Federal funds purchased and securities sold under agreements to repurchase	16,622	55,596
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	95,392	93,890
Long-term debt	15,935	—
Accrued expenses and other liabilities	6,369	8,907
Total liabilities	1,318,779	1,313,588
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 50,000,000 shares; no shares issued and
outstanding at December 31, 2013 and 2012	—	—
Common stock, no par value; authorized 50,000,000 shares; 15,976,204 and
17,403,882 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,000	3,000
Additional paid-in capital	18,411	33,805
Retained earnings	105,752	95,856
Accumulated other comprehensive income (loss)	(3,538)	1,926
Total stockholders' equity	123,625	134,587
Total liabilities and stockholders' equity	$1,442,404	$1,448,175

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands, except per share data)	2013	2012	2011
Interest income:
Loans, including fees	$44,992	$44,277	$46,640
Investment securities:
Taxable securities	5,173	4,240	4,193
Tax-exempt securities	2,457	1,954	2,252
Federal funds sold and other short-term investments	119	191	234
Total interest income	52,741	50,662	53,319
Interest expense:
Deposits	3,413	4,535	6,941
Federal funds purchased and securities sold under agreements to repurchase	85	114	174
Other short-term borrowings	4	—	—
Subordinated notes	711	751	715
Federal Home Loan Bank advances	2,657	4,064	4,087
Long-term debt	188	—	—
Total interest expense	7,058	9,464	11,917
Net interest income	45,683	41,198	41,402
Provision for loan losses	(850)	625	550
Net interest income after provision for loan losses	46,533	40,573	40,852
Noninterest income:
Service charges on deposit accounts	2,923	3,009	3,244
Debit card usage fees	1,787	1,586	1,453
Trust services	997	817	792
Gains and fees on sales of residential mortgages	1,275	3,104	1,454
Increase in cash value of bank-owned life insurance	646	737	884
Gain from bank-owned life insurance	—	841	637
Investment securities impairment losses	—	(203)	(99)
Realized investment securities gains, net	—	246	—
Other income	875	857	996
Total noninterest income	8,503	10,994	9,361
Noninterest expense:
Salaries and employee benefits	15,757	14,532	13,194
Occupancy	3,906	3,519	3,342
Data processing	2,030	2,070	1,921
FDIC insurance expense	733	672	1,298
Other real estate owned expense	1,359	1,491	2,883
Professional fees	1,200	1,064	878
Miscellaneous losses	736	195	455
Other expenses	5,104	5,249	4,902
Total noninterest expense	30,825	28,792	28,873
Income before income taxes	24,211	22,775	21,340
Income taxes	7,320	6,764	6,072
Net income	16,891	16,011	15,268
Preferred stock dividends and accretion of discount	—	—	(2,387)
Net income available to common stockholders	$16,891	$16,011	$12,881

Basic earnings per common share	$1.02	$0.92	$0.74
Diluted earnings per common share	$1.02	$0.92	$0.74
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)	2013	2012	2011
Net income	$16,891	$16,011	$15,268
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains (losses) arising during the period	516	89	(94)
Less: reclassification adjustment for impairment losses realized in net
income	—	203	99
Net unrealized gains on securities with other than temporary
impairment before tax expense	516	292	5
Unrealized gains (losses) on securities without other than temporary impairment before tax:
Unrealized holding gains (losses) arising during the period	(13,488)	2,749	5,320
Less: reclassification adjustment for net gains realized in net
income	—	(246)	—
Net unrealized gains (losses) on other securities before tax expense	(13,488)	2,503	5,320
Unrealized gains (losses) on interest rate swaps arising during the period
before tax	4,159	(744)	—
Other comprehensive income (loss) before tax	(8,813)	2,051	5,325
Tax (expense) benefit related to other comprehensive income	3,349	(779)	(2,024)
Other comprehensive income (loss), net of tax	(5,464)	1,272	3,301
Comprehensive income	$11,427	$17,283	$18,569

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013, 2012 and 2011

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(dollars in thousands, except per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2010	$34,508	17,403,882	$3,000	$34,387	$76,188	$(2,647)	$145,436
Net income	—	—	—	—	15,268	—	15,268
Other comprehensive income, net of tax	—	—	—	—	—	3,301	3,301
Preferred stock discount accretion	1,492	—	—	—	(1,492)	—	—
Redemption of preferred stock	(36,000)	—	—	—	—	—	(36,000)
Repurchase of common stock warrant	—	—	—	(700)	—	—	(700)
Cash dividends declared, $0.17 per common share	—	—	—	—	(2,959)	—	(2,959)
Preferred stock dividends declared	—	—	—	—	(895)	—	(895)
Balance, December 31, 2011	—	17,403,882	3,000	33,687	86,110	654	123,451
Net income	—	—	—	—	16,011	—	16,011
Other comprehensive income, net of tax	—	—	—	—	—	1,272	1,272
Cash dividends declared, $0.36 per common share	—	—	—	—	(6,265)	—	(6,265)
Stock-based compensation costs	—	—	—	118	—	—	118
Balance, December 31, 2012	—	17,403,882	3,000	33,805	95,856	1,926	134,587
Net income	—	—	—	—	16,891	—	16,891
Other comprehensive loss, net of tax	—	—	—	—	—	(5,464)	(5,464)
Cash dividends declared, $0.42 per common share	—	—	—	—	(6,995)	—	(6,995)
Repurchase and cancellation of common stock	—	(1,440,592)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	378	—	—	378
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	12,914	—	(14)	—	—	(14)
Excess tax benefits from vesting of restricted stock units	—	—	—	16	—	—	16
Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
See Notes to Consolidated Financial Statements.

•
West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$16,891	$16,011	$15,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(850)	625	550
Net amortization and accretion	4,832	4,303	3,142
(Gain) loss on disposition of premises and equipment	9	125	(8)
Investment securities gains, net	—	(246)	—
Investment securities impairment losses	—	203	99
Stock-based compensation costs	378	118	—
Gain on sale of loans	(1,083)	(2,614)	(1,321)
Proceeds from sales of loans held for sale	94,676	131,936	71,273
Originations of loans held for sale	(92,460)	(128,596)	(69,545)
Gain on sale of other real estate owned	(111)	(114)	(339)
Write-down of other real estate owned	1,341	1,442	3,109
Gain from bank-owned life insurance	—	(841)	(637)
Increase in value of bank-owned life insurance	(646)	(737)	(884)
Depreciation	786	697	612
Deferred income taxes	1,147	639	731
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(355)	531	776
(Increase) decrease in other assets	580	(116)	3,066
Increase (decrease) in accrued expenses and other liabilities	(1,744)	923	138
Net cash provided by operating activities	23,391	24,289	26,030
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	74,202	87,606	84,726
Purchases of securities available for sale	(143,384)	(98,186)	(109,323)
Purchases of Federal Home Loan Bank stock	(7,537)	(2,285)	(879)
Proceeds from redemption of Federal Home Loan Bank stock	7,475	1,848	738
Net (increase) decrease in loans	(65,436)	(90,301)	46,101
Net proceeds from sales of other real estate owned	1,744	1,320	6,141
Payments for other real estate owned improvements	(291)	—	—
Proceeds from sales of premises and equipment	—	—	51
Purchases of premises and equipment	(1,908)	(1,035)	(981)
Proceeds of principal and earnings from bank-owned life insurance	—	1,573	1,192
Net cash provided by (used in) investing activities	(135,135)	(99,460)	27,766

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)	2013	2012	2011
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$29,266	$177,203	$(14,699)
Net increase (decrease) in federal funds purchased and securities sold
under agreements to repurchase	(38,974)	(245)	3,746
Net (decrease) in other short-term borrowings	—	—	(2,914)
Proceeds from long-term debt	16,000	80,000	—
Principal payments on long-term debt	(830)	(80,000)	—
Prepayment fees on Federal Home Loan Bank advances	—	(11,152)	—
Common stock dividends paid	(6,995)	(6,265)	(2,959)
Preferred stock dividends paid	—	—	(1,120)
Redemption of preferred stock	—	—	(36,000)
Repurchase of common stock warrant	—	—	(700)
Repurchase and cancellation of common stock	(15,774)	—	—
Tax withholding related to net share settlements of restricted stock units	(14)	—	—
Excess tax benefits from vesting of restricted stock units	16	—	—
Net cash provided by (used in) financing activities	(17,305)	159,541	(54,646)
Net increase (decrease) in cash and cash equivalents	(129,049)	84,370	(850)
Cash and Cash Equivalents:
Beginning	171,474	87,104	87,954
Ending	$42,425	$171,474	$87,104

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$7,101	$9,726	$12,383
Income taxes	6,755	4,682	4,784

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$179	$872	$1,763
Sale of other real estate owned financed by issuance of a loan	—	833	674
Purchase of premises financed by issuance of long-term debt	765	—	—

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is state chartered and has its main office in West Des Moines, Iowa, with seven additional offices located in the Des Moines, Iowa metropolitan area, two offices located in Iowa City, Iowa, one office located in Coralville, Iowa, and one office located in Rochester, Minnesota.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities (TPS). As used herein, the term "Company" refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

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

Investment securities:  Investment securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes.  Available for sale investment securities may be sold for general liquidity needs, in response to market interest rate fluctuations, implementation of asset-liability management strategies, funding loan demand, changes in securities prepayment risk or other similar factors.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost.

The amortized cost of debt securities classified as available for sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of each security or, in the case of callable securities, through the first call date, using the effective yield method.  Such amortization and accretion is included in interest income.  Interest income on securities is recognized using the interest method according to the terms of the investment security.

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

In determining OTTI under the FASB ASC 320 model, the review takes into consideration the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether the Company intends to sell the security or whether it is likely the Company will be required to sell the debt security before its anticipated recovery.

Under the FASB ASC 325 model, for the second segment of the portfolio, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans issued through the Mortgage Partnership Finance Program (MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment. All shares of FHLB stock are issued and redeemed at a par value of $100.

Loans held for sale:  Loans held for sale include residential real estate mortgages that were originated in accordance with secondary market pricing and underwriting standards and are stated at the lower of cost or fair value determined on an aggregate basis.  Gains and losses on loan sales are recorded in noninterest income. West Bank does not retain servicing responsibility on loans sold. Specific terms within the agreements with investors purchasing residential mortgage loans from the Company contain recourse provisions in certain circumstances.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

A loan is classified as troubled debt restructured (TDR) when the Company separately concludes that a borrower is experiencing financial difficulties and a concession is granted that would not otherwise be considered. Concessions may include a restructuring of the loan terms to alleviate the burden of the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may be reported as nonaccrual or past due 90 days, rather than TDR, if they are not performing per the restructured terms.

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to West Bank's classification criteria. These loans involve the anticipated potential for payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans in each of the Company's segments are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  While management uses the best information available to make its evaluations, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

In the fourth quarter of 2013, the historical loss experience factor was modified to use the highest losses calculated over a rolling 12, 16 or 20 quarter period. The Company believes that using the highest of these time periods will self-select the factor that best represents where the Company is in the economic cycle. It is not possible to state the specific amount that was added to the allowance as a result of this change, but management believes it resulted in a higher amount than calculated using the previous factors.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank.

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

Derivatives: The Company uses derivative financial instruments (which consist of interest rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company's consolidated balance sheet as other assets or other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. As of December 31, 2013, the Company had only cash flow hedging relationships, which are derivatives to hedge the exposure to variability in expected future cash flows. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and on a quarterly basis throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. The Company does not use derivatives for trading or speculative purposes.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), net of deferred taxes, and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. The Company assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction.

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

Common stock:  At the Company's annual meeting of stockholders on April 26, 2012, the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders. The 2012 Plan is administered by the Compensation Committee of the Board of Directors.  As of December 31, 2013, restricted stock units (RSUs) totaling 144,293 shares had been granted under the 2012 Plan.

Stock-based compensation: Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period using the fair value of the award at the time of the grant. The fair value of nonvested RSUs granted under the 2012 Plan is equal to the fair market value of the underlying common stock at the grant date. Because the RSU participant does not have dividend rights prior to vesting, the initial unamortized expense amount is the discounted value of future cash flows omitting projected dividends during the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation, since all RSUs are expected to vest and no forfeitures have occurred as of December 31, 2013.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Deferred compensation: On October 24, 2012, the the Company's Board of Directors adopted the West Bancorporation, Inc. Deferred Compensation Plan (the Plan). The Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. The Plan became effective on January 1, 2013, and provides an opportunity for eligible participants, including directors and key officers of the Company, to voluntarily defer receipt of a portion of their respective cash compensation. The amount of compensation to be deferred by each individual participating in the Plan, if any, is determined in accordance with the Plan based on each participant's election. Additionally, the Company has the right to make discretionary contributions under the Plan on behalf of participants, though the Company has no intention at this time of making such Company contributions. Deferred compensation under the Plan is payable on a date or dates selected by each participant at the time of enrollment, subject to change in certain specified circumstances. In the event of a change in control of the Company, any amounts deferred by a participant will be distributed to the participant in a lump sum upon the change in control, and any Company contributions will be distributed in accordance with the participant's elections. As of December 31, 2013, no individuals had chosen to participate in the Plan.

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

Earnings per common share:  Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock treated as preferred stock dividends.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding RSUs were vested or if the Company's stock warrant was exercised prior to its redemption in 2011.  The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period, and assumes any outstanding warrants were exercised during the time period they were outstanding.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The calculation of earnings per common share and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011, is presented below.

(in thousands, except per share information)	2013	2012	2011
Net income	$16,891	$16,011	$15,268
Preferred stock dividends	—	—	(895)
Preferred stock discount accretion	—	—	(1,492)
Net income available to common stockholders	$16,891	$16,011	$12,881

Weighted average common shares outstanding	16,582	17,404	17,404
Restricted stock units	47	40	—
Diluted weighted average common shares outstanding	16,629	17,444	17,404

Basic earnings per common share	$1.02	$0.92	$0.74
Diluted earnings per common share	$1.02	$0.92	$0.74
Current accounting developments:  In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI), to improve the transparency of reporting reclassifications out of AOCI. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of AOCI if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP to provide additional detail about those amounts. For public companies, the amendments were effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2013 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued Accounting Standards Update No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2014 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Investment securities

The following tables show the amortized cost, unrealized gains and losses (pretax) included in AOCI, and estimated fair value by investment security type as of December 31, 2013 and 2012.

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,593	$278	$—	$12,871
State and political subdivisions	90,833	1,466	(4,511)	87,788
Collateralized mortgage obligations (1)	170,431	2,128	(3,911)	168,648
Mortgage-backed securities (1)	59,226	607	(1,677)	58,156
Trust preferred securities	5,923	—	(3,178)	2,745
Corporate notes and equity securities	15,332	75	(399)	15,008
	$354,338	$4,554	$(13,676)	$345,216

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,614	$420	$—	$13,034
State and political subdivisions	54,075	2,754	(68)	56,761
Collateralized mortgage obligations (1)	170,557	3,140	(103)	173,594
Mortgage-backed securities (1)	36,965	1,459	—	38,424
Trust preferred securities	5,913	—	(3,818)	2,095
Corporate notes and equity securities	8,341	69	(4)	8,406
	$288,465	$7,842	$(3,993)	$292,314

(1) All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $6,803 and $72,367 as of December 31, 2013 and 2012, respectively, were pledged as collateral for the Federal Reserve discount window and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of investment securities available for sale as of December 31, 2013, by contractual maturity are shown below.  Certain securities have call features which allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	2013
	Amortized Cost	Fair Value
Due in one year or less	$360	$364
Due after one year through five years	33,716	34,311
Due after five years through ten years	19,029	19,091
Due after ten years	70,092	63,470
	123,197	117,236
Collateralized mortgage obligations and mortgage-backed securities	229,657	226,804
Equity securities	1,484	1,176
	$354,338	$345,216

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The details of the sales of investment securities for the years ended December 31, 2013, 2012 and 2011 are summarized in the following table.

	2013	2012	2011
Proceeds from sales	$—	$16,121	$—
Gross gains on sales	—	288	—
Gross losses on sales	—	42	—
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2013 and 2012.

	2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and political subdivisions	$49,324	$(4,342)	$1,439	$(169)	$50,763	$(4,511)
Collateralized mortgage obligations	96,744	(3,911)	—	—	96,744	(3,911)
Mortgage-backed securities	44,224	(1,677)	—	—	44,224	(1,677)
Trust preferred securities	—	—	2,745	(3,178)	2,745	(3,178)
Corporate notes and equity securities	8,196	(390)	508	(9)	8,704	(399)
	$198,488	$(10,320)	$4,692	$(3,356)	$203,180	$(13,676)

	2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and political subdivisions	$5,617	$(62)	$305	$(6)	$5,922	$(68)
Collateralized mortgage obligations	19,477	(103)	—	—	19,477	(103)
Trust preferred securities	—	—	2,095	(3,818)	2,095	(3,818)
Corporate notes and equity securities	1,032	(4)	—	—	1,032	(4)
	$26,126	$(169)	$2,400	$(3,824)	$28,526	$(3,993)
See Note 1 for a discussion of financial reporting for investment securities with unrealized losses. As of December 31, 2013, the available for sale investment portfolio included two state and political subdivision securities, two TPSs and one corporate note with unrealized losses that have existed for longer than one year.

The majority of the Company's municipal obligations are with Iowa communities, and all are considered to have acceptable credit risks.  During 2013, the Company purchased securities totaling approximately $34,800 originated by municipalities in states other than Iowa due to their higher yields compared to the securities issued by Iowa municipalities with similar credit risk. The Company believes the unrealized losses on investments in municipal obligations, collateralized mortgage obligations, mortgage-backed securities and corporate notes were due to market conditions, not reduced estimated cash flows.  There was a significant increase in market interest rates in June 2013 and rates continued to rise during the second half of 2013, particularly in the long-term part of the interest rate curve. This caused a measurable decline in the fair market value of the bond portfolio. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI at December 31, 2013.

The Company believes the unrealized loss of $857 as of December 31, 2013, on an investment in one single-issuer TPS issued by Heartland Financial, USA, Inc. was due to market conditions, not reduced estimated cash flows.  The Company does not intend to sell this security, does not anticipate that this security will be required to be sold before anticipated recovery, and expects full principal and interest will be collected.  Therefore, the Company did not consider this investment to have OTTI at December 31, 2013.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

As of December 31, 2013, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd.; that it has considered to have OTTI since 2009.  The Company engaged an independent consulting firm to assist in the valuation of this security.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, management determined the security had an estimated fair value of $1,850 at December 31, 2013.  Based on the valuation work performed, no credit losses were recognized for the year ended December 31, 2013, and credit losses of $203 and $99 were recognized for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, the unrealized loss of $2,321 is reflected in AOCI, net of taxes of $882.  The Company will continue to periodically estimate the present value of cash flows expected to be collected over the life of the security. The pooled TPS was included on a list of permitted securities under the Volcker Rule issued by the regulatory authorities in January 2014.

The following table provides a roll forward of the amount of credit-related losses recognized in earnings for the pooled TPS for which a portion of OTTI has been recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Balance at beginning of period	$729	$526	$427
Current period credit loss recognized in earnings	—	203	99
Reductions for securities sold during the period	—	—	—
Reductions for securities where there is an intent to sell or requirement
to sell	—	—	—
Reductions for increases in cash flows expected to be collected	—	—	—
Balance at end of period	$729	$729	$526

Note 3. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2013 and 2012.

	2013	2012
Commercial	$258,010	$282,124
Real estate:
Construction, land and land development	117,394	121,911
1-4 family residential first mortgages	50,349	49,280
Home equity	25,205	25,536
Commercial	532,139	441,857
Consumer and other loans	9,236	7,099
	992,333	927,807
Net unamortized fees and costs	(613)	(406)
	$991,720	$927,401
The loan portfolio included $657,667 and $625,201 of fixed rate loans and $334,666 and $302,606 of variable rate loans as of December 31, 2013 and 2012, respectively.

Real estate loans of approximately $480,000 and $397,000 were pledged as security for FHLB advances as of December 31, 2013 and 2012, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, affiliated companies in which they are principal stockholders, and five percent stockholders (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2013 and 2012.

	2013	2012
Balance, beginning of year	$25,216	$18,834
New loans	5,629	18,881
Repayments	(18,273)	(12,409)
Change in classification	—	(90)
Balance, end of year	$12,572	$25,216
The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of December 31, 2013 and 2012. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	2013	2012
Nonaccrual loans:
Commercial	$882	$655
Real estate:
Construction, land and land development	—	3,356
1-4 family residential first mortgages	846	406
Home equity	—	—
Commercial	670	1,983
Consumer and other loans	—	—
Total nonaccrual loans	2,398	6,400
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans (1):
Commercial	—	20
Real estate:
Construction, land and land development	424	470
1-4 family residential first mortgages	—	273
Home equity	—	—
Commercial	93	93
Consumer and other loans	—	—
Total troubled debt restructured loans	517	856
Total nonperforming loans	$2,915	$7,256

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of December 31, 2013 and 2012, there was one TDR loan with a balance of $670 and $810, respectively, that was included in the nonaccrual category.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2013, 2012 and 2011, totaled $31, $302 and $1,310, respectively. The financial impact for specific reserves or from charge-offs for these modified loans was immaterial.

The recorded investment in TDR loans that have been modified within the twelve months ended December 31, 2013, 2012 and 2011, which have subsequently had a payment default, totaled $31, $894 and $291, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2013 and 2012, and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2013, 2012 and 2011.

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$200	$345	N/A	$282	$292	N/A
Real estate:
Construction, land and land development	423	1,025	N/A	3,825	5,292	N/A
1-4 family residential first mortgages	527	536	N/A	679	679	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	763	763	N/A	2,077	3,046	N/A
Consumer and other	—	—	N/A	—	—	N/A
	1,913	2,669	N/A	6,863	9,309	N/A
With an allowance recorded:
Commercial	807	807	$560	3,615	3,615	$1,297
Real estate:
Construction, land and land development	2,037	2,037	1,300	4,441	4,441	3,000
1-4 family residential first mortgages	319	319	33	—	—	—
Home equity	—	—	—	458	458	86
Commercial	—	—	—	1,574	1,574	523
Consumer and other	—	—	—	—	—	—
	3,163	3,163	1,893	10,088	10,088	4,906
Total:
Commercial	1,007	1,152	560	3,897	3,907	1,297
Real estate:
Construction, land and land development	2,460	3,062	1,300	8,266	9,733	3,000
1-4 family residential first mortgages	846	855	33	679	679	—
Home equity	—	—	—	458	458	86
Commercial	763	763	—	3,651	4,620	523
Consumer and other	—	—	—	—	—	—
Total impaired loans	$5,076	$5,832	$1,893	$16,951	$19,397	$4,906

N/A - Not applicable

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	December 31, 2013		December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$206	$9	$463	$80	$1,752	$—
Real estate:
Construction, land and
land development	1,475	17	2,712	9	126	6
1-4 family residential first mortgages	574	1	1,024	5	1,021	2
Home equity	2	—	24	—	62	3
Commercial	1,759	7	3,373	55	4,120	65
Consumer and other	5	—	—	—	11	1
	4,021	34	7,596	149	7,092	77
With an allowance recorded:
Commercial	3,468	85	1,075	38	5,419	264
Real estate:
Construction, land and
land development	3,299	165	12,440	583	13,568	671
1-4 family residential first mortgages	183	8	314	15	190	21
Home equity	239	11	239	15	12	2
Commercial	798	44	1,290	88	98	8
Consumer and other	—	—	11	1	43	3
	7,987	313	15,369	740	19,330	969
Total:
Commercial	3,674	94	1,538	118	7,171	264
Real estate:
Construction, land and
land development	4,774	182	15,152	592	13,694	677
1-4 family residential first mortgages	757	9	1,338	20	1,211	23
Home equity	241	11	263	15	74	5
Commercial	2,557	51	4,663	143	4,218	73
Consumer and other	5	—	11	1	54	4
Total impaired loans	$12,008	$347	$22,965	$889	$26,422	$1,046
The following table reconciles the balance of nonaccrual loans with impaired loans as of December 31, 2013 and 2012.

	2013	2012
Nonaccrual loans	$2,398	$6,400
Troubled debt restructured loans	517	856
Other impaired loans still accruing interest	2,161	9,695
Total impaired loans	$5,076	$16,951
The balance of impaired loans at December 31, 2013 was comprised of loans to 17 different borrowers, and the balance of impaired loans at December 31, 2012 was comprised of loans to 22 different borrowers.  As of December 31, 2013, 9 of the borrowers, comprising $3,843 of total impaired loans, were also considered impaired as of December 31, 2012. The Company has no commitments to advance additional funds on any of the impaired loans.

Interest income forgone on impaired loans was $333, $513 and $450, respectively, during the years ended December 31, 2013, 2012 and 2011.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2013 and 2012.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Still Accruing
Commercial	$407	$—	$200	$607	$257,403	$258,010	$—
Real estate:
Construction, land and
land development	—	—	—	—	117,394	117,394	—
1-4 family residential
first mortgages	103	240	539	882	49,467	50,349	—
Home equity	—	—	—	—	25,205	25,205	—
Commercial	110	268	—	378	531,761	532,139	—
Consumer and other	—	—	—	—	9,236	9,236	—
Total	$620	$508	$739	$1,867	$990,466	$992,333	$—
Nonaccrual loans included
above	$407	$240	$739	$1,386	$1,012	$2,398

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Still Accruing
Commercial	$146	$—	$331	$477	$281,647	$282,124	$—
Real estate:
Construction, land and
land development	—	—	3,356	3,356	118,555	121,911	—
1-4 family residential
first mortgages	89	143	152	384	48,896	49,280	—
Home equity	279	27	—	306	25,230	25,536	—
Commercial	38	236	1,744	2,018	439,839	441,857	—
Consumer and other	195	—	—	195	6,904	7,099	—
Total	$747	$406	$5,583	$6,736	$921,071	$927,807	$—
Nonaccrual loans included
above	$74	$236	$5,583	$5,893	$507	$6,400

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2013 and 2012.

	December 31, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$244,766	$10,933	$2,311	$—	$258,010
Real estate:
Construction, land and land development	100,236	12,661	4,497	—	117,394
1-4 family residential first mortgages	48,766	408	1,175	—	50,349
Home equity	23,608	1,495	102	—	25,205
Commercial	517,441	7,309	7,389	—	532,139
Consumer and other	9,230	6	—	—	9,236
Total	$944,047	$32,812	$15,474	$—	$992,333

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$258,677	$17,234	$6,213	$—	$282,124
Real estate:
Construction, land and land development	94,855	15,030	12,026	—	121,911
1-4 family residential first mortgages	47,392	861	1,027	—	49,280
Home equity	24,659	105	772	—	25,536
Commercial	420,888	8,101	12,868	—	441,857
Consumer and other	7,063	36	—	—	7,099
Total	$853,534	$41,367	$32,906	$—	$927,807
All loans are subject to the assessment of a credit quality indicator. Risk ratings are assigned for each loan at the time of approval, and they change as circumstances dictate during the term of the loan. The Company utilizes a 9-point risk rating scale as shown below, with ratings 1 - 5 included in the Pass column, rating 6 included in the Watch column, ratings 7 - 8 included in the Substandard column, and rating 9 included in the Doubtful column. All loans classified as impaired that are included in the specific evaluation of the allowance for loan losses are included in the Substandard column along with all other loans with ratings of 7 - 8.

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

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point that it is not able to make scheduled principal and interest payments and any collateral securing the loan declines in value. The risk of declining collateral values is present for most types of loans.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2013, 2012 and 2011.

	2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(742)	—	(116)	(119)	(624)	(33)	(1,634)
Recoveries	292	42	150	236	2	24	746
Provision (1)	533	(1,626)	(58)	(282)	543	40	(850)
Ending balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791

	2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	(402)	(1,508)	(301)	(343)	(5)	(25)	(2,584)
Recoveries	354	—	98	22	206	30	710
Provision (1)	(245)	2,552	(375)	57	(1,304)	(60)	625
Ending balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529

	2011
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$7,940	$3,787	$647	$658	$5,823	$232	$19,087
Charge-offs	(2,976)	(2)	(946)	(97)	(722)	(21)	(4,764)
Recoveries	1,809	2	42	29	1	22	1,905
Provision (1)	(2,364)	(215)	1,472	242	1,565	(150)	550
Ending balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778

(1)
The negative provisions for the various segments are either related to the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2013 and 2012.

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$560	$1,300	$33	$—	$—	$—	$1,893
Collectively evaluated for impairment	3,639	1,732	580	403	5,485	59	11,898
Total	$4,199	$3,032	$613	$403	$5,485	$59	$13,791

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,297	$3,000	$—	$86	$523	$—	$4,906
Collectively evaluated for impairment	2,819	1,616	637	482	5,041	28	10,623
Total	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2013 and 2012.

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,007	$2,460	$846	$—	$763	$—	$5,076
Collectively evaluated for impairment	257,003	114,934	49,503	25,205	531,376	9,236	987,257
Total	$258,010	$117,394	$50,349	$25,205	$532,139	$9,236	$992,333

	December 31, 2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$3,897	$8,266	$679	$458	$3,651	$—	$16,951
Collectively evaluated for impairment	278,227	113,645	48,601	25,078	438,206	7,099	910,856
Total	$282,124	$121,911	$49,280	$25,536	$441,857	$7,099	$927,807

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2013 and 2012.

	2013	2012
Land	$2,704	$1,244
Buildings	1,570	1,391
Leasehold improvements	3,004	2,971
Furniture and equipment	5,611	4,908
	12,889	10,514
Accumulated depreciation	5,402	4,905
	$7,487	$5,609

Note 5. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2013.

2014	$87,834
2015	29,508
2016	15,608
2017	5,600
2018	7,594
$146,144
Time deposits as of December 31, 2013 and 2012, included $37,669 and $47,824, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2013 and 2012, were $64,009 and $25, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $100,651 and $61,016, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.  The Insured Cash Sweep interest-bearing checking product was provided as a replacement for securities sold under agreements to repurchase. The change was implemented to eliminate the need to pledge securities.

Note 6. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related TPS) before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years, during which time no dividends may be paid to holders of the Company's common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer's option. The interest rate is a variable rate based on the three-month LIBOR plus 3.05 percent. At December 31, 2013, the interest rate was 3.30 percent. Interest is payable quarterly, unless deferred. The effective cost of the junior subordinated debentures at December 31, 2013, including amortization of the discount fee, was 3.41 percent. Holders of the TPS associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company's indebtedness and senior to the Company's common stock. In June 2013, the Company entered into a forward-starting interest rate swap contract that effectively will convert the variable rate of the debentures to a fixed rate when the swap becomes effective on June 30, 2014. See Note 9 for additional information on the interest rate swaps.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 7. Federal Home Loan Bank Advances

The following table presents the terms of all FHLB advances as of December 31, 2013 and 2012.

		December 31, 2013			December 31, 2012
Maturity		Interest	Effective		Interest	Effective
Date	Variable/Fixed	Rate	Rate (1)	Balance	Rate	Rate (1)	Balance
1/29/2018	Fixed (2)	2.70%	2.70%	$25,000	2.70%	2.70%	$25,000
12/23/2019	Variable	0.54%	2.38%	25,000	0.60%	2.44%	25,000
6/22/2020	Variable	0.56%	2.40%	25,000	0.62%	2.46%	25,000
9/21/2020	Variable	0.56%	2.48%	30,000	0.62%	2.54%	30,000
				105,000			105,000
Discount for modification				(9,608)			(11,110)
Total FHLB advances, net of discount				$95,392			$93,890

(1)	The effective interest rate for the variable rate advances includes the effects of the discount fee amortization.

(2)	Callable quarterly.

Three of the FHLB advances totaling $80,000, were modified on December 21, 2012 to extend their terms and to convert the borrowings to a variable rate which is tied to three-month LIBOR. Two of the modifications were in amounts of $25,000 each and previously bore fixed interest rates of 4.01 and 4.23 percent, respectively. The third modification was in the amount of $30,000 and previously bore a fixed interest rate of 4.32 percent. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2013 and 2012, the Company amortized $1,502 and $42, respectively, of interest expense related to the discount. The Company also entered into three forward-starting interest rate swap contracts that effectively convert the variable rate advances to fixed rate advances at future dates. Interest is payable quarterly on the FHLB advances. See Note 9 for additional information on the interest rate swaps.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy. West Bank had additional borrowing capacity of approximately $121,098 at the FHLB as of December 31, 2013.

At December 31, 2013, West Bank had arrangements to borrow approximately $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks' normal terms.  The lines have no stated expiration date.  As of December 31, 2013, approximately $7,000 was outstanding under these arrangements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 8. Long-Term Debt

On June 27, 2013, the Company borrowed $16,000 from a commercial bank in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR, which totaled 2.12 percent as of December 31, 2013. The proceeds were used to finance the repurchase and cancellation of 1,440,592 shares of common stock discussed in Note 13. In the event that the Company defaults under the note, the interest rate would increase by an additional 5.00 percent. The Company also entered into a $5,000 secured line of credit that expires on June 27, 2014. The Company was not drawing on this line of credit as of December 31, 2013. Both the note and the secured line of credit are secured by a pledge of certain Company assets, including the stock of West Bank.

During June 2013, the Company purchased two commercial lots in Coralville for construction of a new eastern Iowa main office. A portion of the purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent.

Future principal payments for long-term debt as of December 31, 2013 are shown in the table below.

2014	$3,260
2015	3,260
2016	3,286
2017	3,312
2018	2,513
Thereafter	304
$15,935
Note 9. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent the amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has variable rate FHLB advances, which create exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions with a total notional amount of $80,000. The interest rate swaps effectively convert $80,000 of variable rate FHLB advances to fixed rate debt as of the forward-starting dates. The forward-starting dates on the interest rate swaps range from December 2014 to December 2015. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying FHLB advances with quarterly interest rate reset dates.

In June 2013, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000 to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. The forward-starting date of this swap is June 30, 2014. This swap transaction was designated as a cash flow hedge of the variability in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt, which has a quarterly interest rate reset date.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 17 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2013 and 2012, and the Company expects there will be an immaterial amount of reclassification from accumulated other comprehensive income to interest expense through December 31, 2014. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of December 31, 2013, the counterparty had pledged $3,300 of required collateral in the form of cash on deposit with a third party. The Company was not required to pledge any collateral to the counterparty as of December 31, 2013.

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of December 31, 2013 and 2012.

December 31, 2013		Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$820	Other Assets	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	1,002	Other Assets	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	1,316	Other Assets	0.56%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	277	Other Assets	3.30%	4.88%	6/30/2019

December 31, 2012		Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$(239)	Other Liabilities	0.60%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	(238)	Other Liabilities	0.62%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	(267)	Other Liabilities	0.62%	2.52%	9/21/2020
The following tables identify the pretax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2013 and 2012.

2013		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pretax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$1,059	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	1,240	Interest Expense	—	Other Income	—
Interest rate swap	(3)	1,583	Interest Expense	—	Other Income	—
Interest rate swap	(4)	277	Interest Expense	—	Other Income	—

2012		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pretax Loss
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(239)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(238)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(267)	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 10. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2010 through 2013 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized no material interest or penalties.  No accrued interest or penalties are included in accrued tax expenses in the balance sheets as of December 31, 2013 and 2012.

The components of income tax expenses consisted of the following for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Current:
Federal	$5,097	$5,129	$4,441
State	1,076	996	900
Deferred:
Federal	1,044	548	630
State	103	91	101
Income taxes	$7,320	$6,764	$6,072
Total income tax expenses for the years ended December 31, 2013, 2012 and 2011, differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

	2013		2012		2011
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$8,474	35.0%	$7,971	35.0%	$7,469	35.0%
State income tax expense, net of
federal income tax benefit	687	2.8	639	2.8	557	2.6
Tax-exempt interest income	(1,331)	(5.5)	(1,095)	(4.8)	(1,328)	(6.2)
Nondeductible interest expense to
own tax-exempts	46	0.2	42	0.2	54	0.3
Tax-exempt increase in cash value of
life insurance and gains	(226)	(0.9)	(553)	(2.4)	(532)	(2.5)
Valuation allowance	116	0.4	98	0.4	227	1.1
New markets tax credit	(273)	(1.1)	(273)	(1.2)	(273)	(1.3)
Other, net	(173)	(0.7)	(65)	(0.3)	(102)	(0.5)
Income taxes	$7,320	30.2%	$6,764	29.7%	$6,072	28.5%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012.

	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,241	$5,901
Investment security impairment	106	106
Net unrealized losses on securities available for sale	3,466	—
Net unrealized losses on interest rate swaps	—	283
Intangibles	1,387	1,695
Other real estate owned	1,572	1,475
Accrued expenses	819	766
Restricted stock compensation	140	45
State net operating loss carryforward	647	529
Capital loss carryforward	4,063	4,065
Other	56	243
	17,497	15,108
Deferred tax liabilities:
Net deferred loan fees and costs	280	272
Net unrealized gains on securities available for sale	—	1,463
Net unrealized gains on interest rate swaps	1,297	—
Premises and equipment	559	513
Loans	1,038	878
Other	314	291
	3,488	3,417
Net deferred tax assets before valuation allowance	14,009	11,691
Valuation allowance for deferred tax assets	(4,816)	(4,700)
Net deferred tax assets	$9,193	$6,991
The Company has approximately $10,790 of state net operating loss carryforwards available to the Company to offset future state taxable income.  The Company has approximately $9,899 of federal capital loss carryforwards and $9,981 of state capital loss carryforwards available to offset future capital gains.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.  The state net operating loss carryforwards expire in 2019 and thereafter, and the capital loss carryforwards expire in 2014 through 2016.

Note 11. Stock Compensation Plans

The West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders in April 2012 as a means to attract, retain and award selected participants. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, and it will determine the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2013 and 2012, 656,749 and 733,207 shares, respectively, of the Company's common stock remained available for future awards under the 2012 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Under the 2012 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2013 under the 2012 plan were at no cost to the participants, and the participants will not be entitled to dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant's termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

The following is a summary of nonvested RSU activity for the years ended December 31, 2013 and 2012.

	2013		2012
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
(actual amounts, not in thousands)	Shares	Fair Value Per Share	Shares	Fair Value Per Share
Nonvested shares, beginning of period	66,793	$9.74	—	$—
Granted	77,500	11.10	66,793	9.74
Vested	(13,956)	10.17	—	—
Forfeited	—	—	—	—
Nonvested shares, end of period	130,337	$10.50	66,793	$9.74
The fair value of restricted stock unit awards that vested during 2013 was $175. Total compensation costs recorded for the RSUs were $378 and $118 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $856 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized is approximately 2.8 years.

Note 12. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  The purpose of the plan is to offer participants a systematic program for the accumulation of retirement and savings income, as well as a means by which to obtain beneficial interest of ownership in Company stock.  The stock ownership component of the plan, which is optional, is intended to invest exclusively in common stock of the Company.

The contributions made by the Company to the discretionary contribution component are determined annually by the Board of Directors.  Total discretionary contribution expense for the years ended December 31, 2013, 2012 and 2011, totaled $357, $338 and $437, respectively.

The plan allows eligible employees to defer a portion of their compensation ranging from one percent to the maximum dollar amount allowed by current law, with the Company matching a portion of the employees' contributions.  Effective January 1, 2012, the Company's match was 100 percent of the first six percent of employee deferrals. Prior to January 1, 2012, the Company's match was 100 percent of the first three percent of employee deferrals and 50 percent of the next two percent of employee deferrals.  Forfeitures are used to reduce employer contributions.  Expense related to company matching contributions for the years ended December 31, 2013, 2012 and 2011, totaled $556, $503 and $315, respectively.

As of December 31, 2013 and 2012, the plan held 311,121 and 280,456 shares, respectively, of the Company's common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 13. Common Stock Repurchase

On June 4, 2013 the Company entered into an agreement to repurchase 1,440,592 shares of its common stock from American Equity Investment Life Holding Company and American Equity Life Insurance Company. The shares represented 8.27 percent of the total outstanding common shares of the Company as of that date. The purchase took place on June 5, 2013 at a price of $10.95 per share. The repurchased shares were canceled, thus reducing the Company's total issued and outstanding common shares to 15,969,464 as of that date. The purchase was financed as described in Note 8.

On July 24, 2013 the Board of Directors approved a stock repurchase plan which authorized management to purchase up to $2 million of the Company's common stock within a nine-month period ending April 24, 2014. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares had been repurchased under the authorization as of December 31, 2013.

Note 14. Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2013, 2012 and 2011.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2010	$(1,943)	$(704)	$—	$(2,647)
Current period, other comprehensive income	3	3,298	—	3,301
Balance, December 31, 2011	(1,940)	2,594	—	654
Current period, other comprehensive income (loss)	181	1,552	(461)	1,272
Balance, December 31, 2012	(1,759)	4,146	(461)	1,926
Other comprehensive income (loss) before
reclassifications	320	(8,363)	2,579	(5,464)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	320	(8,363)	2,579	(5,464)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

	2013
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding gains arising during period	$516	$(196)	$320
Less: reclassification adjustment for net losses realized in net income	—	—	—
Net unrealized holding gains for securities with OTTI	516	(196)	320
Unrealized losses on securities without OTTI:
Unrealized holding losses arising during period	(13,488)	5,125	(8,363)
Less: reclassification adjustment for net gains realized in net income	—	—	—
Net unrealized losses on securities without OTTI	(13,488)	5,125	(8,363)
Unrealized gains on derivatives:
Unrealized gains on derivatives arising during period	4,159	(1,580)	2,579
Other comprehensive (loss)	$(8,813)	$3,349	$(5,464)

	2012
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding gains arising during period	$89	$(34)	$55
Less: reclassification adjustment for net losses realized in net income	203	(77)	126
Net unrealized holding gains for securities with OTTI	292	(111)	181
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	2,749	(1,045)	1,704
Less: reclassification adjustment for net gains realized in net income	(246)	94	(152)
Net unrealized gains on securities without OTTI	2,503	(951)	1,552
Unrealized losses on derivatives:
Unrealized losses on derivatives arising during period	(744)	283	(461)
Other comprehensive income	$2,051	$(779)	$1,272

	2011
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized noncredit-related gains on securities with OTTI:
Unrealized holding losses arising during period	$(94)	$36	$(58)
Less: reclassification adjustment for net losses realized in net income	99	(38)	61
Net unrealized holding gains for securities with OTTI	5	(2)	3
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during period	5,320	(2,022)	3,298
Less: reclassification adjustment for net gains realized in net income	—	—	—
Net unrealized gains on securities without OTTI	5,320	(2,022)	3,298
Other comprehensive income	$5,325	$(2,024)	$3,301

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 15. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2013.  Prompt corrective action provisions are not applicable to the Company.

The Company's and West Bank's capital amounts and ratios are presented in the following table as of December 31, 2013 and 2012.

	Actual		To Be Well-Capitalized For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$160,737	13.94%	$92,265	8.0%	N/A	N/A
West Bank	155,666	13.86	89,859	8.0	$112,323	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	146,946	12.74	46,133	4.0	N/A	N/A
West Bank	141,875	12.63	44,929	4.0	67,394	6.0

Tier 1 Capital (to Average Assets)
Consolidated	146,946	10.04	58,520	4.0	N/A	N/A
West Bank	141,875	9.80	57,882	4.0	72,353	5.0

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,995	15.56%	$85,331	8.0%	N/A	N/A
West Bank	145,252	14.03	82,844	8.0	$103,555	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,635	14.31	42,666	4.0	N/A	N/A
West Bank	132,276	12.77	41,422	4.0	62,133	6.0

Tier 1 Capital (to Average Assets)
Consolidated	152,635	11.23	54,387	4.0	N/A	N/A
West Bank	132,276	9.85	53,722	4.0	67,153	5.0

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The final rules will take effect for community banks beginning January 1, 2015, subject to a transition period for certain parts of the rules. The complex final rules require careful review and analysis, but management believes the Company and West Bank will remain well-capitalized under the new rules.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all banks by applicable law.

The Company's tangible common equity ratio at December 31, 2013, was 8.57 percent, down from 9.29 percent at December 31, 2012.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2013 and 2012, the Company had no intangible assets.

Note 16. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,775, $1,583 and $1,541, for the years ended December 31, 2013, 2012 and 2011, respectively.

Total approximate minimum rental commitments were as follows as of December 31, 2013.

2014	$1,725
2015	1,699
2016	1,688
2017	1,695
2018	1,703
Thereafter	14,080
$22,590
As of December 31, 2013, the Company had a $2,899 contractual commitment related to the construction of a new office in Coralville, Iowa and a $1,021 purchase agreement related to the acquisition of land in Rochester, Minnesota. Subject to regulatory approval, the Company anticipates building a permanent office in 2015.
Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $5,535 and $3,201 as of December 31, 2013 and 2012, respectively.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of December 31, 2013 and 2012.

	2013	2012
Commitments to extend credit	$388,197	$360,879
Standby letters of credit	3,546	10,488
	$391,743	$371,367

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $13,087 at December 31, 2013, expire within ten years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2013 and 2012, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bank has executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2015.  At December 31, 2013, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $467.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, and unmarketability, among other things. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from West Bank, the Company had approximately $147,000 and $116,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2013 and 2012, respectively. West Bank did not repurchase any loans from secondary market investors under the terms of loan sale agreements during the years ended December 31, 2013 and 2012. In the opinion of management, the risk of recourse and the subsequent requirement that West Bank repurchase the loans is not significant, and accordingly, the only liability established relates to loans sold under the FHLB MPF Program.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market areas (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area, a 30-mile radius of the Iowa City, Iowa, metropolitan area and a 30-mile radius of the Rochester, Minnesota metropolitan area).  The concentrations of credit by type of loan are set forth in Note 3.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers. The majority of the securities issued by state and political subdivisions involve governmental entities within the state of Iowa. Securities totaling $31,878 were issued by other states with similar credit risks.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Contingencies:  On September 29, 2010, West Bank was sued in a purported class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident noncommercial customers on bank debit card transactions, but not checks or Automated Clearing House items, are usurious under Iowa law, rather than allowable fees, and that the sequence in which West Bank formerly posted items for payment in consumer demand accounts violated various alleged duties of good faith. As West Bank understands the current claims, plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. West Bank believes the lawsuit allegations are incorrect both factually and legally in multiple ways and is vigorously defending the action. Substantial discovery has been completed. West Bank has filed three motions for summary judgment and the plaintiffs have filed a motion for class certification. Hearings were held on all motions in early January 2014. West Bank expects rulings on all of the motions during the next few months. The Iowa Rules of Civil Procedure provide a right to appeal an order certifying or refusing to certify an action as a class action to the Iowa Supreme Court. The summary judgment issues would also likely be considered in any such appeal. If an appeal related to the pending motions is taken, it will not be completed in 2014. The amount of potential loss, if any, cannot be reasonably estimated now because the multiple alternative claims involve different time periods and present different defenses related to potential liability, class certification and damages.

In the normal course of business, the Company and West Bank are involved in various other legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 17. Fair Value Measurements

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

The Company's balance sheet contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis.  The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2013 or 2012.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities, and certain corporate bonds and trust preferred securities. Certain investment securities are not valued based on observable inputs and are, therefore, classified as Level 3. The fair value of these securities is based on management's best estimates.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company instituted a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2013 and 2012.

	2013
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,871	$—	$12,871	$—
State and political subdivisions	87,788	—	87,788	—
Collateralized mortgage obligations	168,648	—	168,648	—
Mortgage-backed securities	58,156	—	58,156	—
Trust preferred securities	2,745	—	895	1,850
Corporate notes and equity securities	15,008	14,708	300	—
Total investment securities available for sale	345,216	14,708	328,658	1,850
Derivative instruments:
Interest rate swaps	3,415	—	3,415	—
Total assets measured at fair value on a recurring basis	$348,631	$14,708	$332,073	$1,850

	2012
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$13,034	$—	$13,034	$—
State and political subdivisions	56,761	—	56,761	—
Collateralized mortgage obligations	173,594	—	173,594	—
Mortgage-backed securities	38,424	—	38,424	—
Trust preferred securities	2,095	—	761	1,334
Corporate notes and equity securities	8,406	7,780	626	—
Total assets measured at fair value on a recurring basis	292,314	7,780	283,200	1,334

Derivative instruments:
Interest rate swaps	$744	$—	$744	$—
Total liabilities measured at fair value on a recurring basis	$744	$—	$744	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012 and 2011. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.)

Investment securities available for sale:	2013	2012	2011
Beginning balance	$1,334	$1,245	$1,339
Transfer into Level 3	—	—	—
Total gains or (losses):
Included in earnings	—	(203)	(99)
Included in other comprehensive income	516	292	5
Sale of security	—	—	—
Principal payments	—	—	—
Ending balance	$1,850	$1,334	$1,245
The following tables present additional quantitative information about assets measured on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2013 and 2012.

December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$1,850	Discounted cash flow	Discount rate	N/A (17.0%)

			Prepayment rate	0.0% - 75.0% (5.6%)

			Probability of default	1.9% - 100.0% (18.9%)

			Expected losses on	20.0% - 100.0% (88.3%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (29.8%)
for deferring collateral

December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$1,334	Discounted cash flow	Discount rate	N/A (16.8%)

			Prepayment rate	0.0% - 75.0% (5.2%)

			Probability of default	2.8% - 100.0% (19.4%)

			Expected losses on	85.0% - 100.0% (88.5%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (26.3%)
for deferring collateral

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of December 31, 2013 and 2012.

	2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,270	$—	$—	$1,270
Other real estate owned	5,800	—	—	5,800
Total	$7,070	$—	$—	$7,070

	2012
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$5,182	$—	$—	$5,182
Other real estate owned	8,304	—	—	8,304
Total	$13,486	$—	$—	$13,486
Loans in the previous tables consist of impaired loans for which a fair value adjustment was recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate or business assets such as equipment, inventory or accounts receivable. Fair value is determined by management evaluations or independent appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs. Fair value of other real estate owned is determined by management obtaining appraisals or other market value information at the time of acquisition, is updated at least annually and may be discounted.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2013 and 2012.

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,270	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,800	Appraisal	Appraisal adjustment	0.0% - 50.0% (10.6%)

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$5,182	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	8,304	Appraisal	Appraisal adjustment	0.0% - 50.0% (28.4%)
* Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivable, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

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

Loans: The fair values of fixed rate loans are estimated using discounted cash flow analysis based on observable market interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying values of variable rate loans approximate their fair values.

Deposits: The carrying amounts for demand and savings deposits, which represent the amounts payable on demand, approximate their fair values.  The fair values for fixed rate certificates of deposit are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered on certificates with similar terms. The carrying values of variable rate certificates of deposit approximate their fair values.

Accrued interest receivable and payable: The fair values of both accrued interest receivable and payable approximate their carrying amounts.

Borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and variable rate long-term borrowings approximates their fair values.  Fair values of FHLB advances, subordinated notes and other long-term borrowings are estimated using a discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit: The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2013 and 2012.

		2013		2012
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$41,126	$41,126	$60,417	$60,417
Federal funds sold and other short-term
investments	Level 1	1,299	1,299	111,057	111,057
Investment securities available for sale	See previous table	345,216	345,216	292,314	292,314
Federal Home Loan Bank stock	Level 1	11,851	11,851	11,789	11,789
Loans held for sale	Level 2	2,230	2,242	3,363	3,409
Loans, net (1)	Level 2	977,929	990,811	911,872	928,048
Accrued interest receivable	Level 1	4,007	4,007	3,652	3,652
Interest rate swaps	See previous table	3,415	3,415	—	—
Financial liabilities:
Deposits	Level 2	$1,163,842	$1,165,112	$1,134,576	$1,136,378
Federal funds purchased and securities
sold under agreements to repurchase	Level 1	16,622	16,622	55,596	55,596
Accrued interest payable	Level 1	429	429	472	472
Subordinated notes	Level 2	20,619	11,819	20,619	12,010
Federal Home Loan Bank advances, net	Level 2	95,392	94,785	93,890	95,741
Long-term debt	Level 2	15,935	16,112	—	—
Interest rate swaps	See previous table	—	—	744	744
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1)	All loans are Level 2 except impaired loans of $1,270 and $5,182 as of December 31, 2013 and 2012, respectively, which are Level 3.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 18. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2013 and 2012
	2013	2012
ASSETS
Cash	$6,705	$6,999
Investment securities available for sale	1,850	1,334
Investment in West Bank	139,822	135,987
Investment in West Bancorporation Capital Trust I	619	619
Premises, net	3,967	2,371
Other real estate owned	5,456	6,907
Other assets	1,869	1,285
Total assets	$160,288	$155,502

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$109	$296
Subordinated notes	20,619	20,619
Long-term debt	15,935	—
Total liabilities	36,663	20,915
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	18,411	33,805
Retained earnings	105,752	95,856
Accumulated other comprehensive income (loss)	(3,538)	1,926
Total stockholders' equity	123,625	134,587
Total liabilities and stockholders' equity	$160,288	$155,502

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2013, 2012, and 2011
	2013	2012	2011
Operating income:
Equity in net income of West Bank	$18,609	$17,700	$17,398
Equity in net income of West Bancorporation Capital Trust I	21	22	21
Interest and dividend income	—	44	49
Investment securities impairment losses	—	(203)	(99)
Intercompany rental income	145	36	—
Other income	—	—	55
Total operating income	18,775	17,599	17,424
Operating expenses:
Interest on subordinated notes	711	751	715
Interest on long-term debt	188	—	—
Occupancy	49	10	—
Other real estate owned expense	1,511	1,011	2,021
Other expenses	686	590	512
Total operating expenses	3,145	2,362	3,248
Income before income taxes	15,630	15,237	14,176
Income tax benefits	(1,261)	(774)	(1,092)
Net income	$16,891	$16,011	$15,268

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$16,891	$16,011	$15,268
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(18,609)	(17,700)	(17,398)
Equity in net income of West Bancorporation Capital Trust I	(21)	(22)	(21)
Dividends received from West Bank	19,200	12,500	42,035
Dividends received from West Bancorporation Capital Trust I	21	22	21
Investment securities impairment losses	—	203	99
Amortization	20	14	14
Depreciation	43	10	—
Loss on disposition of premises	—	36	—
Write-down of other real estate owned	1,341	943	1,902
Loss on sale of other real estate owned	70	—	50
Deferred income tax benefits	(412)	(343)	(726)
Change in assets and liabilities:
(Increase) decrease in other assets	(219)	25	1,210
Increase (decrease) in accrued expenses and other liabilities	(137)	65	(214)
Net cash provided by operating activities	18,188	11,764	42,240
Cash Flows from Investing Activities:
Net change in loans	—	2,000	—
Purchases of premises from West Bank	—	(2,339)	—
Other purchases of premises	(874)	(43)	—
Net proceeds from sales of other real estate owned	280	—	195
Payments for other real estate owned improvements	(291)	—	—
Capital contribution to West Bank	(10,000)	—	—
Net cash provided by (used in) investing activities	(10,885)	(382)	195
Cash Flows from Financing Activities:
Proceeds from long-term debt	16,000	—	—
Principal payments on long-term debt	(830)	—	—
Common stock cash dividends	(6,995)	(6,265)	(2,959)
Preferred stock dividends paid	—	—	(1,120)
Redemption of preferred stock	—	—	(36,000)
Repurchase of common stock warrant	—	—	(700)
Repurchase and cancellation of common stock	(15,774)	—	—
Tax withholding related to net share settlements of restricted stock units	(14)	—	—
Excess tax benefits from vesting of restricted stock units	16	—	—
Net cash used in financing activities	(7,597)	(6,265)	(40,779)
Net increase (decrease) in cash	(294)	5,117	1,656
Cash:
Beginning	6,999	1,882	226
Ending	$6,705	$6,999	$1,882

Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of premises financed by issuance of long-term debt	$765	$—	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. Selected Quarterly Financial Data (unaudited)

	2013
Three months ended	March 31	June 30	September 30	December 31
Interest income	$12,572	$13,261	$13,444	$13,464
Interest expense	1,748	1,728	1,818	1,764
Net interest income	10,824	11,533	11,626	11,700
Provision for loan losses	150	—	(1,000)	—
Net interest income after provision for loan losses	10,674	11,533	12,626	11,700
Noninterest income	2,221	2,017	2,130	2,135
Noninterest expense	7,246	7,415	8,413	7,751
Income before income taxes	5,649	6,135	6,343	6,084
Income taxes	1,701	1,837	1,980	1,802
Net income	$3,948	$4,298	$4,363	$4,282

Basic earnings per common share	$0.23	$0.25	$0.27	$0.27
Diluted earnings per common share	$0.23	$0.25	$0.27	$0.27

	2012
Three months ended	March 31	June 30	September 30	December 31
Interest income	$12,706	$12,896	$12,553	$12,507
Interest expense	2,528	2,505	2,296	2,135
Net interest income	10,178	10,391	10,257	10,372
Provision for loan losses	—	—	300	325
Net interest income after provision for loan losses	10,178	10,391	9,957	10,047
Noninterest income	2,401	3,346	2,548	2,699
Noninterest expense	6,865	7,813	7,104	7,010
Income before income taxes	5,714	5,924	5,401	5,736
Income taxes	1,737	1,541	1,649	1,837
Net income	$3,977	$4,383	$3,752	$3,899

Basic earnings per common share	$0.23	$0.25	$0.22	$0.22
Diluted earnings per common share	$0.23	$0.25	$0.22	$0.22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management's annual report on internal control over financial reporting appears in Item 8 of this Form 10-K.

The audit report of the Company's independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting appears in Item 8 of this Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found at pages 7 through 9 and pages 16 and 17 in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 6, 2014, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than 10 percent of the Company's common stock file initial reports of ownership and reports of changes of ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) form indicating that any one person owns more than 10 percent of the Company's stock and the Company does not know of any one stockholder who owns more than 10 percent of the Company's stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2013 were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.  A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company's website at www.westbankstrong.com, and the Company intends to satisfy its disclosure requirement by this reference.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found at page 33 in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 6, 2014, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Joyce A. Chapman, George D. Milligan, Lou Ann Sandburg and Philip Jason Worth.  The Board of Directors has determined that Mr. Noyce is an audit committee financial expert.  The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found at pages 15, 17 and 19 through 31 in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 6, 2014, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company currently maintains the 2012 Plan, which was approved by our shareholders in 2012. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under this plan as of December 31, 2013.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by shareholders	130,337	—	656,749
Equity compensation plans not
approved by shareholders	—	—	—
Total	130,337	—	656,749
The information required pursuant to Item 403 of Regulation S-K can be found on pages 18 and 19 in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 6, 2014, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found at pages 11 through 13 and 32 in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 6, 2014, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found at page 32 in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 6, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1. Financial Statements
See the consolidated financial statements on pages 57 through 104.

2. Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits (not covered by independent registered public accounting firms' reports)

3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-12G on March 11, 2002)
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

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-12G on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10-12G on March 11, 2002)
10.3	Short-Term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10-12G on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-12G on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10-12G on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10-12G on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10-12G on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10-12G on March 11, 2002)
10.9	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.10	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005)
10.11	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.12*	2012 Equity Incentive Plan of West Bancorporation, Inc. (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
10.13*	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q filed on April 26, 2012)
10.14*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.15*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.16*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.17*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.4 filed with the Form 8-K on July 25, 2012)

10.18*	West Bancorporation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on October 29, 2012)
10.19
Stock Repurchase Agreement, by and among the Company, American Equity Investment Life Holding Company, and American Equity Life Insurance Company, dated June 4, 2013 (incorporated herein by reference to Exhibit 10.1 on the Form 8-K filed on June 6, 2013)

10.20	The Employee Savings and Stock Ownership Plan, as amended
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 6, 2014	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2014	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 6, 2014	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 6, 2014	By:	/s/ Marie I. Roberts
Marie I. Roberts
Senior Vice President and Controller
(Principal Accounting Officer)

BOARD OF DIRECTORS

March 6, 2014	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 6, 2014	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 6, 2014	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 6, 2014	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 6, 2014	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 6, 2014	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

March 6, 2014	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 6, 2014	By:	/s/ Sean P. McMurray
Sean P. McMurray

March 6, 2014	By:	/s/ George D. Milligan
George D. Milligan

March 6, 2014	By:	/s/ James W. Noyce
James W. Noyce

March 6, 2014	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 6, 2014	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

March 6, 2014	By:	/s/ Philip Jason Worth
Philip Jason Worth

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
10.20	The Employee Savings and Stock Ownership Plan, as amended
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document