Form 10-Q
period 2014-03-31
WEST BANCORPORATION INC
filed 2014-04-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

Yes  ☐                      No  ☒

As of April 23, 2014, there were 15,985,624 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$58,565	$41,126
Federal funds sold	27,581	1,299
Cash and cash equivalents	86,146	42,425
Investment securities available for sale	340,494	345,216
Federal Home Loan Bank stock, at cost	11,916	11,851
Loans held for sale	821	2,230
Loans	1,019,367	991,720
Allowance for loan losses	(13,283)	(13,791)
Loans, net	1,006,084	977,929
Premises and equipment, net	8,761	7,487
Accrued interest receivable	4,505	4,007
Bank-owned life insurance	26,530	26,376
Other real estate owned	5,020	5,800
Deferred tax assets, net	7,573	9,193
Other assets	8,036	9,890
Total assets	$1,505,886	$1,442,404
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$348,339	$332,230
Interest-bearing demand	272,946	233,613
Savings	455,321	451,855
Time of $100,000 or more	96,188	83,653
Other time	63,226	62,491
Total deposits	1,236,020	1,163,842
Federal funds purchased	5,395	16,622
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	95,761	95,392
Long-term debt	15,121	15,935
Accrued expenses and other liabilities	5,398	6,369
Total liabilities	1,378,314	1,318,779
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value; authorized 50,000,000 shares; 15,985,624 and
15,976,204 shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	3,000	3,000
Additional paid-in capital	18,492	18,411
Retained earnings	108,394	105,752
Accumulated other comprehensive (loss)	(2,314)	(3,538)
Total stockholders' equity	127,572	123,625
Total liabilities and stockholders' equity	$1,505,886	$1,442,404

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013
Interest income:
Loans, including fees	$11,330	$10,908
Investment securities:
Taxable securities	1,330	1,099
Tax-exempt securities	676	502
Federal funds sold and other short-term investments	10	63
Total interest income	13,346	12,572
Interest expense:
Deposits	622	879
Federal funds purchased and securities sold under agreements to repurchase	4	27
Other short-term borrowings	9	—
Subordinated notes	173	177
Federal Home Loan Bank advances	647	665
Long-term debt	83	—
Total interest expense	1,538	1,748
Net interest income	11,808	10,824
Provision for loan losses	—	150
Net interest income after provision for loan losses	11,808	10,674
Noninterest income:
Service charges on deposit accounts	679	708
Debit card usage fees	410	393
Trust services	318	239
Gains and fees on sales of residential mortgages	226	511
Increase in cash value of bank-owned life insurance	154	160
Realized investment securities gains, net	506	—
Other income	260	210
Total noninterest income	2,553	2,221
Noninterest expense:
Salaries and employee benefits	4,111	3,969
Occupancy	1,011	933
Data processing	522	483
FDIC insurance expense	181	189
Other real estate owned expense	286	16
Professional fees	264	303
Miscellaneous losses	269	72
Other expenses	1,358	1,281
Total noninterest expense	8,002	7,246
Income before income taxes	6,359	5,649
Income taxes	1,959	1,701
Net income	$4,400	$3,948

Basic earnings per common share	$0.28	$0.23
Diluted earnings per common share	$0.27	$0.23
Cash dividends declared per common share	$0.11	$0.10
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net income	$4,400	$3,948
Other comprehensive income (loss), before tax:
Unrealized gains on securities for which a portion of an other than temporary impairment has been recorded in earnings before tax:
Unrealized holding gains arising during the period	318	97
Less: reclassification adjustment for impairment losses realized in net income	—	—
Net unrealized gains on securities with other than temporary impairment
before tax expense	318	97
Unrealized gains (losses) on securities without other than temporary impairment before tax:
Unrealized holding gains (losses) arising during the period	3,342	(1,094)
Less: reclassification adjustment for net gains realized in net income	(506)	—
Net unrealized gains (losses) on other securities before tax expense	2,836	(1,094)
Unrealized gains (losses) on derivatives arising during the period before tax	(1,179)	408
Other comprehensive income (loss), before tax	1,975	(589)
Tax (expense) benefit related to other comprehensive income (loss)	(751)	223
Other comprehensive income (loss), net of tax:	1,224	(366)
Comprehensive income	$5,624	$3,582

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$—	17,403,882	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	—	3,948	—	3,948
Other comprehensive loss, net of tax	—	—	—	—	—	(366)	(366)
Cash dividends declared, $0.10 per common share	—	—	—	—	(1,740)	—	(1,740)
Stock-based compensation costs	—	—	—	63	—	—	63
Balance, March 31, 2013	$—	17,403,882	$3,000	$33,868	$98,064	$1,560	$136,492

Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	4,400	—	4,400
Other comprehensive income, net of tax	—	—	—	—	—	1,224	1,224
Cash dividends declared, $0.11 per common share	—	—	—	—	(1,758)	—	(1,758)
Stock-based compensation costs	—	—	—	107	—	—	107
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	9,420	—	(54)	—	—	(54)
Excess tax benefits from vesting of restricted stock units	—	—	—	28	—	—	28
Balance, March 31, 2014	$—	15,985,624	$3,000	$18,492	$108,394	$(2,314)	$127,572

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$4,400	$3,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	150
Net amortization and accretion	885	1,353
(Gain) loss on disposition of premises and equipment	(10)	6
Investment securities gains, net	(506)	—
Stock-based compensation	107	63
Gain on sale of loans	(193)	(485)
Proceeds from sales of loans held for sale	10,688	29,503
Originations of loans held for sale	(9,086)	(27,379)
Gain on sale of other real estate owned	(25)	(3)
Write-down of other real estate owned	296	—
Increase in value of bank-owned life insurance	(154)	(160)
Depreciation	200	184
Deferred income taxes	869	309
Change in assets and liabilities:
Increase in accrued interest receivable	(498)	(993)
(Increase) decrease in other assets	669	(428)
Decrease in accrued expenses and other liabilities	(971)	(867)
Net cash provided by operating activities	6,671	5,201
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	49,447	18,856
Purchases of securities available for sale	(41,575)	(114,135)
Purchases of Federal Home Loan Bank stock	(6,239)	(602)
Proceeds from redemption of Federal Home Loan Bank stock	6,174	562
Net increase in loans	(28,290)	(9,677)
Net proceeds from sales of other real estate owned	644	75
Proceeds from sales of premises and equipment	13	—
Purchases of premises and equipment	(1,477)	(387)
Net cash used in investing activities	(21,303)	(105,308)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	72,178	(21,121)
Net increase (decrease) in federal funds purchased and securities sold under
agreements to repurchase	(11,227)	8,662
Principal payments on long-term borrowings	(814)	—
Common stock dividends paid	(1,758)	(1,740)
Tax withholding related to net share settlements of restricted stock units	(54)	—
Excess tax benefits from vesting of restricted stock units	28	—
Net cash provided by (used in) financing activities	58,353	(14,199)
Net increase (decrease) in cash and cash equivalents	43,721	(114,306)
Cash and Cash Equivalents:
Beginning	42,425	171,474
Ending	$86,146	$57,168

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,516	$1,710
Income taxes	35	775

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$143	$—
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2014 and December 31, 2013, and the net income, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the allowance for loan losses and the valuation of other real estate owned.

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

Recent accounting developments: In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. For public companies, this update was effective for interim and annual periods beginning after December 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2014 and 2013 is presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share information)	2014	2013
Net income	$4,400	$3,948

Weighted average common shares outstanding(1)	15,977	17,404
Weighted average effect of restricted stock units outstanding	53	79
Diluted weighted average common shares outstanding	16,030	17,483

Basic earnings per common share	$0.28	$0.23
Diluted earnings per common share	$0.27	$0.23

(1)	The decline from a year ago in the weighted average common shares outstanding was due to the repurchase of approximately 1,441 common shares in June 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income (loss) and estimated fair value by investment security type as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,666	$243	$(4)	$12,905
State and political subdivisions	88,525	1,516	(2,794)	87,247
Collateralized mortgage obligations (1)	145,349	1,266	(2,567)	144,048
Mortgage-backed securities (1)	78,685	609	(1,242)	78,052
Trust preferred securities	5,926	—	(2,858)	3,068
Corporate notes and equity securities	15,310	83	(219)	15,174
	$346,461	$3,717	$(9,684)	$340,494

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,593	$278	$—	$12,871
State and political subdivisions	90,833	1,466	(4,511)	87,788
Collateralized mortgage obligations (1)	170,431	2,128	(3,911)	168,648
Mortgage-backed securities (1)	59,226	607	(1,677)	58,156
Trust preferred securities	5,923	—	(3,178)	2,745
Corporate notes and equity securities	15,332	75	(399)	15,008
	$354,338	$4,554	$(13,676)	$345,216

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $6,288 and $6,803 as of March 31, 2014 and December 31, 2013, respectively, were pledged for the Federal Reserve discount window and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of investment securities available for sale as of March 31, 2014, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$385	$387
Due after one year through five years	30,755	31,257
Due after five years through ten years	18,908	19,155
Due after ten years	70,895	66,291
	120,943	117,090
Collateralized mortgage obligations and mortgage-backed securities	224,034	222,100
Equity securities	1,484	1,304
	$346,461	$340,494

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of investment securities for the three months ended March 31, 2014 and 2013 are summarized in the following table.

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$29,238	$—
Gross gains on sales	716	—
Gross losses on sales	210	—
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
U.S. government agencies and corporations	$5,069	$(4)	$—	$—	$5,069	$(4)
State and political subdivisions	39,405	(1,591)	13,198	(1,203)	52,603	(2,794)
Collateralized mortgage obligations	78,702	(2,241)	9,002	(326)	87,704	(2,567)
Mortgage-backed securities	55,455	(1,110)	4,437	(132)	59,892	(1,242)
Trust preferred securities	—	—	3,068	(2,858)	3,068	(2,858)
Corporate notes and equity securities	6,786	(213)	1,010	(6)	7,796	(219)
	$185,417	$(5,159)	$30,715	$(4,525)	$216,132	$(9,684)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$49,324	$(4,342)	$1,439	$(169)	$50,763	$(4,511)
Collateralized mortgage obligations	96,744	(3,911)	—	—	96,744	(3,911)
Mortgage-backed securities	44,224	(1,677)	—	—	44,224	(1,677)
Trust preferred securities	—	—	2,745	(3,178)	2,745	(3,178)
Corporate notes and equity securities	8,196	(390)	508	(9)	8,704	(399)
	$198,488	$(10,320)	$4,692	$(3,356)	$203,180	$(13,676)
As of March 31, 2014, the available for sale investment portfolio with unrealized losses that have existed for longer than one year included 23 state and political subdivision securities, two collateralized mortgage obligation securities, one mortgage-backed security, two trust preferred securities (TPS), and two corporate notes.

The Company believes the unrealized losses on investments in U.S. government agencies and corporations, municipal obligations, collateralized mortgage obligations, mortgage-backed securities, corporate notes, and one TPS security as of March 31, 2014, were due to market conditions, not reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of March 31, 2014.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

As of March 31, 2014, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it has considered to have OTTI since 2009.  The Company engaged an independent consulting firm to assist in the valuation of this security.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, management determined the security had an estimated fair value of $2,168 as of March 31, 2014.  Based on the valuation work performed, no credit loss was recognized during the first three months ended March 31, 2014 or 2013. As of March 31, 2014, the remaining unrealized loss of $2,003 is reflected in accumulated other comprehensive income, net of taxes of $761.  The Company will continue to estimate the present value of cash flows expected to be collected over the life of the security on a quarterly basis.

The following table provides a roll forward of the credit-related losses recognized in earnings for the pooled TPS for which a portion of OTTI has been recognized in earnings for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$729	$729
Current period credit loss recognized in earnings	—	—
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to
sell or requirement to sell	—	—
Reductions for increases in cash flows expected to
be collected	—	—
Balance at end of period	$729	$729

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Commercial	$266,259	$258,010
Real estate:
Construction, land and land development	131,487	117,394
1-4 family residential first mortgages	50,226	50,349
Home equity	23,578	25,205
Commercial	540,096	532,139
Consumer and other loans	8,245	9,236
	1,019,891	992,333
Net unamortized fees and costs	(524)	(613)
	$1,019,367	$991,720
Real estate loans of approximately $497,000 and $480,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2014 and December 31, 2013, respectively.

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

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Unless a loan is considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to the Company's classification criteria. These loans involve the anticipated potential for payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of March 31, 2014 and December 31, 2013. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	March 31, 2014	December 31, 2013
Nonaccrual loans:
Commercial	$829	$882
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	690	846
Home equity	—	—
Commercial	632	670
Consumer and other loans	—	—
Total nonaccrual loans	2,151	2,398
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	—	—
Real estate:
Construction, land and land development	412	424
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	91	93
Consumer and other loans	—	—
Total troubled debt restructured loans	503	517
Total nonperforming loans	$2,654	$2,915

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. As of March 31, 2014 and December 31, 2013, there was one TDR loan with a balance of $632 and $670, respectively, included in the nonaccrual category.

There were no loan modifications considered to be TDR during the three months ended March 31, 2014 and 2013. There were no TDR loans that have been modified within the twelve months ended preceding March 31, 2014 and 2013 that have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of March 31, 2014 and December 31, 2013, and the average recorded investment and interest income recognized on these loans for the three months ended March 31, 2014 and 2013.

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$621	$1,067	N/A	$200	$345	N/A
Real Estate:
Construction, land and land development	412	1,014	N/A	423	1,025	N/A
1-4 family residential first mortgages	381	397	N/A	527	536	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	723	723	N/A	763	763	N/A
Consumer and other loans	—	—	N/A	—	—	N/A
	2,137	3,201	N/A	1,913	2,669	N/A
With an allowance recorded:
Commercial	328	328	$260	807	807	$560
Real Estate:
Construction, land and land development	1,964	1,964	1,000	2,037	2,037	1,300
1-4 family residential first mortgages	309	309	23	319	319	33
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
	2,601	2,601	1,283	3,163	3,163	1,893
Total:
Commercial	949	1,395	260	1,007	1,152	560
Real Estate:
Construction, land and land development	2,376	2,978	1,000	2,460	3,062	1,300
1-4 family residential first mortgages	690	706	23	846	855	33
Home equity	—	—	—	—	—	—
Commercial	723	723	—	763	763	—
Consumer and other loans	—	—	—	—	—	—
	$4,738	$5,802	$1,283	$5,076	$5,832	$1,893

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$305	$—	$256	$9
Real estate:
Construction, land and land development	414	4	3,816	4
1-4 family residential first mortgages	454	—	701	1
Home equity	—	—	—	—
Commercial	773	2	2,054	2
Consumer and other loans	—	—	—	—
	1,946	6	6,827	16
With an allowance recorded:
Commercial	684	2	3,648	41
Real estate:
Construction, land and land development	1,987	22	4,430	55
1-4 family residential first mortgages	313	—	—	2
Home equity	—	—	451	7
Commercial	—	—	1,571	24
Consumer and other loans	—	—	—	—
	2,984	24	10,100	129
Total:
Commercial	989	2	3,904	50
Real estate:
Construction, land and land development	2,401	26	8,246	59
1-4 family residential first mortgages	767	—	701	3
Home equity	—	—	451	7
Commercial	773	2	3,625	26
Consumer and other loans	—	—	—	—
	$4,930	$30	$16,927	$145
The following table reconciles the balance of nonaccrual loans with impaired loans as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Nonaccrual loans	$2,151	$2,398
Troubled debt restructured loans	503	517
Other impaired loans still accruing interest	2,084	2,161
Total impaired loans	$4,738	$5,076
The balance of impaired loans at March 31, 2014 and December 31, 2013 was comprised of 16 and 17 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$3,324	$—	$332	$3,656	$262,603	$266,259	$—
Real estate:
Construction, land and
land development	—	—	—	—	131,487	131,487	—
1-4 family residential
first mortgages	434	154	—	588	49,638	50,226	—
Home equity	—	—	—	—	23,578	23,578	—
Commercial	91	177	441	709	539,387	540,096	—
Consumer and other	—	—	—	—	8,245	8,245	—
Total	$3,849	$331	$773	$4,953	$1,014,938	$1,019,891	$—
Nonaccrual loans included
above	$113	$—	$773	$886	$1,265	$2,151

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$407	$—	$200	$607	$257,403	$258,010	$—
Real estate:
Construction, land and
land development	—	—	—	—	117,394	117,394	—
1-4 family residential
first mortgages	103	240	539	882	49,467	50,349	—
Home equity	—	—	—	—	25,205	25,205	—
Commercial	110	268	—	378	531,761	532,139	—
Consumer and other	—	—	—	—	9,236	9,236	—
Total	$620	$508	$739	$1,867	$990,466	$992,333	$—
Nonaccrual loans included
above	$407	$240	$739	$1,386	$1,012	$2,398

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$253,525	$10,681	$2,053	$—	$266,259
Real estate:
Construction, land and land development	116,134	12,977	2,376	—	131,487
1-4 family residential first mortgages	48,958	445	823	—	50,226
Home equity	21,713	1,765	100	—	23,578
Commercial	524,980	7,917	7,199	—	540,096
Consumer and other	8,245	—	—	—	8,245
Total	$973,555	$33,785	$12,551	$—	$1,019,891

	December 31, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$244,766	$10,933	$2,311	$—	$258,010
Real estate:
Construction, land and land development	100,236	12,661	4,497	—	117,394
1-4 family residential first mortgages	48,766	408	1,175	—	50,349
Home equity	23,608	1,495	102	—	25,205
Commercial	517,441	7,309	7,389	—	532,139
Consumer and other	9,230	6	—	—	9,236
Total	$944,047	$32,812	$15,474	$—	$992,333
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

Risk rating 5: The borrower's financial condition is less than satisfactory. The loan is still generally paying as agreed, but strained cash flows may cause some slowness in payments. The collateral values adequately preclude loss on the loan. Financial characteristics and trends lag industry statistics. There may be noncompliance with loan covenants.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans in each of the Company's segments are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and the current economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(410)	—	(40)	—	(112)	—	(562)
Recoveries	29	8	1	15	—	1	54
Provision (1)	188	(148)	16	(53)	5	(8)	—
Ending balance	$4,006	$2,892	$590	$365	$5,378	$52	$13,283

	Three Months Ended March 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(199)	—	—	(5)	—	—	(204)
Recoveries	23	—	94	23	2	15	157
Provision (1)	37	(188)	(128)	(48)	504	(27)	150
Ending balance	$3,977	$4,428	$603	$538	$6,070	$16	$15,632

(1)
The negative provisions for the various segments are related to either the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$260	$1,000	$23	$—	$—	$—	$1,283
Collectively evaluated for impairment	3,746	1,892	567	365	5,378	52	12,000
Total	$4,006	$2,892	$590	$365	$5,378	$52	$13,283

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$560	$1,300	$33	$—	$—	$—	$1,893
Collectively evaluated for impairment	3,639	1,732	580	403	5,485	59	11,898
Total	$4,199	$3,032	$613	$403	$5,485	$59	$13,791

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$949	$2,376	$690	$—	$723	$—	$4,738
Collectively evaluated for impairment	265,310	129,111	49,536	23,578	539,373	8,245	1,015,153
Total	$266,259	$131,487	$50,226	$23,578	$540,096	$8,245	$1,019,891

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,007	$2,460	$846	$—	$763	$—	$5,076
Collectively evaluated for impairment	257,003	114,934	49,503	25,205	531,376	9,236	987,257
Total	$258,010	$117,394	$50,349	$25,205	$532,139	$9,236	$992,333

5. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

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

In June 2013, the Company entered into a forward-starting interest rate swap transaction with a total notional amount of $20,000, to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. The forward-starting date of this swap is June 30, 2014. This swap transaction was designated as a cash flow hedge of the variability in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt, which has a quarterly interest rate reset date.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 6 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2014 or 2013, and the Company expects there will be an immaterial amount of reclassification from accumulated other comprehensive income to interest expense through March 31, 2015. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of March 31, 2014, the counterparty had pledged $2,350 of required collateral in the form of cash on deposit with a third party. The Company was not required to pledge any collateral to the counterparty as of March 31, 2014.

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2014 and December 31, 2013.

March 31, 2014		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$547	Other Assets	0.52%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	689	Other Assets	0.54%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	894	Other Assets	0.54%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	106	Other Assets	3.28%	4.88%	6/30/2019

December 31, 2013		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$820	Other Assets	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	1,002	Other Assets	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	1,316	Other Assets	0.56%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	277	Other Assets	3.30%	4.88%	6/30/2019
The following tables identify the pre-tax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2014 and 2013.

		Three Months Ended March 31, 2014
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(273)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(313)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(422)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(171)	Interest Expense	—	Other Income	—

		Three Months Ended March 31, 2013
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$104	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	135	Interest Expense	—	Other Income	—
Interest rate swap	(3)	169	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2014.

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process was valid. On a quarterly basis, management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has instituted a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2014 and December 31, 2013.

	March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,905	$—	$12,905	$—
State and political subdivisions	87,247	—	87,247	—
Collateralized mortgage obligations	144,048	—	144,048	—
Mortgage-backed securities	78,052	—	78,052	—
Trust preferred securities	3,068	—	900	2,168
Corporate notes and equity securities	15,174	14,874	300	—
Total investment securities available for sale	340,494	14,874	323,452	2,168
Derivative instruments:
Interest rate swaps	2,236	—	2,236	—
Total assets measured at fair value on a recurring basis	$342,730	$14,874	$325,688	$2,168

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,871	$—	$12,871	$—
State and political subdivisions	87,788	—	87,788	—
Collateralized mortgage obligations	168,648	—	168,648	—
Mortgage-backed securities	58,156	—	58,156	—
Trust preferred securities	2,745	—	895	1,850
Corporate notes and equity securities	15,008	14,708	300	—
Total investment securities available for sale	345,216	14,708	328,658	1,850
Derivative instruments:
Interest rate swaps	3,415	—	3,415	—
Total assets measured at fair value on a recurring basis	$348,631	$14,708	$332,073	$1,850

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.).

	Three Months Ended March 31,
	2014	2013
Beginning balance	$1,850	$1,334
Transfer into level 3	—	—
Total gains or (losses):
Included in earnings	—	—
Included in other comprehensive income	318	97
Sale of security	—	—
Principal payments	—	—
Ending balance	$2,168	$1,431
The following tables present additional quantitative information about assets measured on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2014 and December 31, 2013.

March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$2,168	Discounted cash flow	Discount rate	NA (15.0%)

			Prepayment rate	0.0% - 75.0% (5.2%)

			Probability of default	1.9% - 100.0% (18.7%)

			Expected losses on	20.0% - 100.0% (88.4%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (29.5%)
for deferring collateral

December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$1,850	Discounted cash flow	Discount rate	NA (17.0%)

			Prepayment rate	0.0% - 75.0% (5.6%)

			Probability of default	1.9% - 100.0% (18.9%)

			Expected losses on	20.0% - 100.0% (88.3%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (29.8%)
for deferring collateral

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of March 31, 2014 and December 31, 2013.

	March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,318	$—	$—	$1,318
Other real estate owned	5,020	—	—	5,020
Total	$6,338	$—	$—	$6,338

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,270	$—	$—	$1,270
Other real estate owned	5,800	—	—	5,800
Total	$7,070	$—	$—	$7,070
Loans in the previous tables consist of impaired loans for which a fair value adjustment was recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate or business assets such as equipment, inventory or accounts receivable. Fair value is determined by management evaluations or independent appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at fair value of the property less estimated disposal costs. Fair value of other real estate owned is determined by management by obtaining appraisals or other market value information at the time of acquisition, is updated at least annually, and may be discounted.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,318	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,020	Appraisal	Appraisal adjustment	0.0% - 50.0% (10.6%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,270	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,800	Appraisal	Appraisal adjustment	0.0% - 50.0% (10.6%)
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
(unaudited)
(dollars in thousands, except per share data)

FHLB stock:  The fair value of this restricted stock is estimated at its carrying value and redemption price of $100 per share.

Loans held for sale:  The fair values of loans held for sale are based on estimated sales prices.

Loans:  The fair values of fixed rate loans are estimated using discounted cash flow analysis based on observable market interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying values of variable-rate loans approximate their fair values.

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

Borrowings:  The carrying amounts of federal funds purchased and variable rate long-term borrowings approximate their fair values.  Fair values of FHLB advances, subordinated notes and other long-term borrowings are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2014 and December 31, 2013.

		March 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$58,565	$58,565	$41,126	$41,126
Federal funds sold	Level 1	27,581	27,581	1,299	1,299
Investment securities available for sale	See previous table	340,494	340,494	345,216	345,216
Federal Home Loan Bank stock	Level 1	11,916	11,916	11,851	11,851
Loans held for sale	Level 2	821	838	2,230	2,242
Loans, net	Level 2	1,006,084	1,018,059	977,929	990,811
Accrued interest receivable	Level 1	4,505	4,505	4,007	4,007
Interest rate swaps	See previous table	2,236	2,236	3,415	3,415
Financial liabilities:
Deposits	Level 2	1,236,020	1,237,063	1,163,842	1,165,112
Federal funds purchased	Level 1	5,395	5,395	16,622	16,622
Accrued interest payable	Level 1	451	451	429	429
Subordinated notes	Level 2	20,619	12,447	20,619	11,819
Federal Home Loan Bank advances, net	Level 2	95,761	94,796	95,392	94,785
Long-term debt	Level 2	15,121	15,293	15,935	16,112
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Comprehensive Income (Loss)

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

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	197	2,073	(732)	1,538
Amounts reclassified from accumulated other
comprehensive income	—	(314)	—	(314)
Net current period other comprehensive income (loss)	197	1,759	(732)	1,224
Balance, March 31, 2014	$(1,242)	$(2,458)	$1,386	$(2,314)

Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Other comprehensive income (loss) before
reclassifications	60	(679)	253	(366)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	60	(679)	253	(366)
Balance, March 31, 2013	$(1,699)	$3,467	$(208)	$1,560

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized gains on securities with OTTI:
Unrealized holding gains arising during the period	$318	$(121)	$197
Less: reclassification adjustment for net losses realized in net income	—	—	—
Net unrealized holding gains for securities with OTTI	318	(121)	197
Unrealized gains on securities without OTTI:
Unrealized holding gains arising during the period	3,342	(1,269)	2,073
Less: reclassification adjustment for net gains realized in net income	(506)	192	(314)
Net unrealized gains on securities without OTTI	2,836	(1,077)	1,759
Unrealized losses on derivatives:
Unrealized losses on derivatives arising during period	(1,179)	447	(732)
Other comprehensive income	$1,975	$(751)	$1,224

	Three Months Ended March 31, 2013
	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Unrealized gains on securities with OTTI:
Unrealized holding gains arising during the period	$97	$(37)	$60
Less: reclassification adjustment for net losses realized in net income	—	—	—
Net unrealized holding gains for securities with OTTI	97	(37)	60
Unrealized losses on securities without OTTI:
Unrealized holding losses arising during the period	(1,094)	415	(679)
Less: reclassification adjustment for net gains realized in net income	—	—	—
Net unrealized losses on securities without OTTI	(1,094)	415	(679)
Unrealized gains on derivatives:
Unrealized gains on derivatives arising during period	408	(155)	253
Other comprehensive (loss)	$(589)	$223	$(366)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

8.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Allowance for loan losses	$5,048	$5,241
Net unrealized losses on securities available for sale	2,268	3,466
Investment security impairment	106	106
Intangibles	1,310	1,387
Other real estate owned	1,108	1,572
Accrued expenses	658	819
Restricted stock compensation	132	140
State net operating loss carryforward	756	647
Capital loss carryforward	4,063	4,063
Other deferred tax assets	57	56
Net deferred loan fees and costs	(284)	(280)
Net unrealized gains on interest rate swaps	(850)	(1,297)
Premises and equipment	(509)	(559)
Loans	(1,037)	(1,038)
Other deferred tax liabilities	(328)	(314)
Net deferred tax assets before valuation allowance	12,498	14,009
Valuation allowance	(4,925)	(4,816)
Net deferred tax assets	$7,573	$9,193
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being utilized.

9.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Commitments to extend credit	$425,967	$388,197
Standby letters of credit	12,898	3,546
	$438,865	$391,743
West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2015.  At March 31, 2014, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $468.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. West Bank believes it has substantial defenses and is vigorously defending the action. The Trial Court entered orders on preliminary motions on March 4, 2014. Plaintiffs’ treble damage claim was dismissed. The Court also ruled that factual disputes precluded summary judgment in West Bank’s favor on all other claims. In addition, the Court certified two classes for further proceedings. West Bank appealed these rulings on April 3, 2014. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.

Except as described above, neither the Company nor West Bank are parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is subject to any such proceeding. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

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

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on West Bancorporation's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 6, 2014. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2013.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

THREE MONTHS ENDING MARCH 31, 2014

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank, West Bank's wholly owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  Results of operations for the three months ended March 31, 2014 are compared to the results for the same period in 2013, and the consolidated financial condition of the Company as of March 31, 2014 is compared to balances as of December 31, 2013.

Net income for the first quarter of 2014 increased 11.4 percent to $4,400, or $0.27 per diluted common share, compared to $3,948, or $0.23 per diluted common share for the first quarter of 2013. The Company's annualized return on average equity and return on average assets for the first quarter of 2014 were 14.17 and 1.23 percent, respectively, compared to 11.84 and 1.12 percent, respectively, for the same period in 2013.

The increase in net income for the first quarter of 2014 compared to the same period last year was due to several factors. Net interest income for the first quarter of 2014 was up $981, or 9.1 percent, over the same period last year primarily as the result of loan growth and a lower level of average federal funds sold. Because the credit quality of the loan portfolio remained strong, no provision for loan losses was recorded for the first quarter of 2014, while an expense of $150 was recorded in the same quarter of 2013. Investment securities gains of $506 were recognized in the first quarter of 2014, while no securities were sold in the first quarter of 2013. Meanwhile, gains and fees on sales of residential mortgages declined $285 due to a lower volume of loans, and noninterest expense increased $756. The increase in noninterest expense had three primary causes. The first cause was a $142 increase in salaries and benefits, the second was a $296 write-down of one other real estate owned property, and the third was a $197 increase in miscellaneous operational losses.

During the first quarter of 2014, total loans outstanding increased $27,647 compared to the end of 2013. Management believes the loan portfolio will continue to grow during the remainder of 2014 as the demand for construction, commercial real estate and commercial loans appears strong in the Company's markets. It is expected that the office in Rochester, Minnesota, which opened in March 2013, will continue to contribute to that growth. After the first full year of operations, this location had approximately $23,210 of loans outstanding as of March 31, 2014.

As of March 31, 2014, the allowance for loan losses was 1.30 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

During the first quarter of 2014 the Company purchased land for $1,021 in Rochester, Minnesota. Subject to regulatory approval, it is anticipated that the Company will build a permanent office on this land in 2015 and relocate its current leased branch office in Rochester, Minnesota, to the new permanent office.

The Board of Directors declared a quarterly dividend of $0.12 per common share at its meeting on April 23, 2014, which was an increase over last quarter's dividend of $0.11. The dividend is payable on May 27, 2014, to shareholders of record as of May 7, 2014. The Board also renewed the stock repurchase authorization at the $2 million level through the next annual meeting.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2014 compared with the same period in 2013.

	Three Months Ended March 31,
	2014	2013	Change	Change %
Net income	$4,400	$3,948	$452	11.4%
Average assets	1,451,649	1,424,118	27,531	1.9%
Average stockholders' equity(1)	125,891	135,232	(9,341)	(6.9)%

Return on average assets	1.23%	1.12%	0.11%
Return on average equity	14.17%	11.84%	2.33%
Efficiency ratio	53.76%	53.87%	(0.11)%
Dividend payout ratio	39.95%	44.07%	(4.12)%
Average equity to average assets ratio	8.67%	9.50%	(0.83)%

	As of March 31,
	2014	2013	Change
Texas ratio	6.99%	11.03%	(4.04)%
Equity to assets ratio	8.47%	9.50%	(1.03)%
Tangible common equity ratio	8.47%	9.50%	(1.03)%

(1)	The decline in average stockholders' equity was due to the repurchase of approximately 1.4 million common shares for $10.95 per share in June 2013.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Net Interest Income

The following table shows average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2014	2013	Change	Change- %	2014	2013	Change	Change- %	2014	2013	Change
Interest-earning assets:
Loans:
Commercial	$261,803	$259,313	$2,490	0.96%	$2,780	$2,891	$(111)	(3.84)%	4.31%	4.52%	(0.21)%
Real estate	740,798	648,894	91,904	14.16%	8,606	8,062	544	6.75%	4.71%	5.04%	(0.33)%
Consumer and other	9,184	6,727	2,457	36.52%	97	80	17	21.25%	4.28%	4.82%	(0.54)%
Total loans	1,011,785	914,934	96,851	10.59%	11,483	11,033	450	4.08%	4.60%	4.89%	(0.29)%

Investment securities:
Taxable	254,679	272,225	(17,546)	(6.45)%	1,330	1,099	231	21.02%	2.09%	1.61%	0.48%
Tax-exempt	87,771	62,824	24,947	39.71%	1,020	753	267	35.46%	4.65%	4.79%	(0.14)%
Total investment securities	342,450	335,049	7,401	2.21%	2,350	1,852	498	26.89%	2.74%	2.21%	0.53%

Federal funds sold and short-
term investments	15,293	99,918	(84,625)	(84.69)%	10	63	(53)	(84.13)%	0.27%	0.26%	0.01%
Total interest-earning assets	$1,369,528	$1,349,901	$19,627	1.45%	13,843	12,948	895	6.91%	4.10%	3.89%	0.21%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$695,558	$610,974	$84,584	13.84%	279	373	(94)	(25.20)%	0.16%	0.25%	(0.09)%
Time deposits	154,729	181,133	(26,404)	(14.58)%	343	505	(162)	(32.08)%	0.90%	1.13%	(0.23)%
Total deposits	850,287	792,107	58,180	7.34%	622	878	(256)	(29.16)%	0.30%	0.45%	(0.15)%
Other borrowed funds	152,527	183,188	(30,661)	(16.74)%	916	870	46	5.29%	2.44%	1.93%	0.51%
Total interest-bearing
liabilities	$1,002,814	$975,295	$27,519	2.82%	1,538	1,748	(210)	(12.01)%	0.62%	0.73%	(0.11)%

Tax-equivalent net interest income					$12,305	$11,200	$1,105	9.87%
Net interest spread									3.48%	3.16%	0.32%
Net interest margin									3.64%	3.36%	0.28%
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

The net interest margin for the three months ended March 31, 2014 increased 28 basis points to 3.64 percent compared to the three months ended March 31, 2013. The $1,105 increase in tax-equivalent net interest income for the three months ended March 31, 2014 was primarily the result of growth in earning assets and the decline in the rate paid on interest-bearing deposits. Management believes the net interest margin will remain under pressure if the Federal Reserve maintains its current monetary policies. To prevent a negative impact to interest expense in the event of a rise in market interest rates, the Company has forward-starting interest rate swaps in place. The interest rate swaps convert the payment streams for approximately $100,000 of variable rate long-term borrowings to fixed interest rates beginning on various dates in 2014 and 2015. In addition, interest rates on a number of deposit products were reduced on December 30, 2013.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Year-to-date tax-equivalent interest on loans increased $450 for the first three months of 2014 compared to the same period in 2013. The increase was due to the net effect of a $96,851 increase in average volume offset by a 29 basis point decline in yield. The Company continues to focus on expanding existing customer relationships and developing new relationships. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

For the first three months of 2014, the average balance of investment securities was $7,401 higher than in the first three months of 2013. The yield on the investment portfolio increased 53 basis points during the same time period due to purchases of securities with higher yields since the beginning of 2013.

The average rate paid on deposits for the first three months of 2014 declined to 30 basis points from 45 basis points for the same period last year and was nine basis points lower than the fourth quarter of 2013.  Total interest expense on deposits declined by $256 compared to the first three months of 2013, as the decline in rates exceeded the effect of a $58,180 increase in average interest-bearing deposits. The average balance of time deposits continued to decline while average interest-bearing demand balances increased significantly. In the current low rate environment, fewer customers consider time deposits a good option.

The average rate paid on other borrowings increased by 51 basis points compared to the first three months of 2013 for two reasons. The first was the Company's discontinuance of the securities sold under agreements to repurchase product in November 2013. In the first quarter of 2013, securities sold under agreements to repurchase averaged $48,534, and the average rate paid was 15 basis points. The second was the impact of the June 2013 decision by the Company to enter into two additional long-term borrowing arrangements which had a first quarter 2014 average balance of $15,419 and an average rate paid of 2.18 percent.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; the value and adequacy of loan collateral; the condition of the local economies; the condition of the specific industries of the borrowers; the levels and trends of loans by segment; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central Iowa.  The local economies in which the Company operates are comprised primarily of service industries and state and county governments.

The Company has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  The Company's typical commercial borrower is a small or medium-sized, privately owned business entity.  The Company's commercial loans typically have greater credit risks than residential mortgages or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, usually require refinancing or a large payoff at maturity.  If the economy turns downward, as occurred in 2008 and 2009, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Although management believes that the real estate markets in which West Bank makes loans are better than other parts of the country, real estate-related credit risks continue to be somewhat higher than normal in our markets.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as integral parts of their examination processes, periodically review the estimated losses on loans.  Such agencies may require the Company to recognize additional losses based on such agencies' review of information available to them at the time of their examinations.

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2014 and 2013 and related ratios.

	Analysis of the Allowance for Loan Losses for the
	Three Months Ended March 31,
	2014	2013	Change
Balance at beginning of period	$13,791	$15,529	$(1,738)
Charge-offs	(562)	(204)	(358)
Recoveries	54	157	(103)
Net charge-offs	(508)	(47)	(461)
Provision for loan losses charged to operations	—	150	(150)
Balance at end of period	$13,283	$15,632	$(2,349)

Average loans outstanding, excluding
loans held for sale	$1,010,539	$912,494

Ratio of annualized net charge-offs during the period to
average loans outstanding	0.20%	0.02%

Ratio of allowance for loan losses to average loans outstanding	1.31%	1.71%
The allowance for loan losses represented 500.49 percent of nonperforming loans at March 31, 2014, compared to 473.10 percent at December 31, 2013. Out of the total charge-offs of $562 for the first quarter of 2014, $487 related to three customers.

The portion of the allowance for loan losses related to loans collectively evaluated for impairment held steady for the first quarter of 2014. While the economic environments in Iowa and Minnesota continue to cautiously improve, the relative strength and growth of the economy is not back to pre-recession levels. The Company factored the length of the improving economy into the decision to slightly lower the economic factors within the allowance for loan losses evaluation in the first quarter of 2014. This reduction offset the impact of the 2014 first quarter growth in total loans outstanding. In the first quarter of 2014, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. Management believes the resulting allowance for loan losses of $13,283 as of March 31, 2014 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$679	$708	$(29)	(4.10)%
Debit card usage fees	410	393	17	4.33%
Trust services	318	239	79	33.05%
Gains and fees on sales of residential mortgages	226	511	(285)	(55.77)%
Increase in cash value of bank-owned life insurance	154	160	(6)	(3.75)%
Realized investment securities gains, net	506	—	506	N/A
Other income:
Loan fees	30	5	25	500.00%
Gain on sale of fixed assets	10	—	10	N/A
All other income	220	205	15	7.32%
Total other income	260	210	50	23.81%
Total noninterest income	$2,553	$2,221	$332	14.95%
The decline in service charges on deposit accounts was primarily caused by lower nonsufficient funds fees. Debit card usage fees grew during the three months ended March 31, 2014, compared to the same time periods for 2013, as customers continued to increase their volume of electronic transactions.

Revenue from trust services increased for the three months ended March 31, 2014, compared to the same periods in 2013 as a result of a combination of new business and strong asset values.

Gains and fees on sales of residential mortgages declined as the volume of residential mortgage originations sold into the secondary market during the first quarter of 2014 declined to $10,495 compared to $29,018 for the first quarter of 2013. The decline in volume for the first quarter of 2014 occurred primarily because the proportion of refinanced mortgages declined significantly. Approximately 20 percent of the originations during the first quarter of 2014 involved homeowners refinancing current mortgages compared to approximately 70 percent during the first quarter of 2013.

The slightly lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies, which was attributable to the low interest rate environment. The Company plans to invest an additional $5,000 in bank-owned life insurance in the second quarter of 2014.

The Company recognized net gains on sales of investment securities of $506 in the quarter ended March 31, 2014 and did not sell any securities during the first quarter of 2013. The Company sold certain collateralized mortgage obligations for net gains and also sold several municipal investment securities for gains. The transactions were completed without materially impacting the overall yield or duration of the portfolio.

The increase in loan fees during the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to increases in the amortized portion of commitment fees relating to two customers.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2014	2013	Change	Change %
Salaries and employee benefits	$4,111	$3,969	$142	3.58%
Occupancy	1,011	933	78	8.36%
Data processing	522	483	39	8.07%
FDIC insurance expense	181	189	(8)	(4.23)%
Other real estate owned expense	286	16	270	1,687.50%
Professional fees	264	303	(39)	(12.87)%
Miscellaneous losses	269	72	197	273.61%
Other expenses:
Marketing	52	92	(40)	(43.48)%
Business development	184	141	43	30.50%
Director fees	153	127	26	20.47%
Insurance expense	102	98	4	4.08%
Bank service charges and investment advisory fees	120	120	—	—%
Postage and courier	87	81	6	7.41%
All other	660	622	38	6.11%
Total other	1,358	1,281	77	6.01%
Total noninterest expense	$8,002	$7,246	$756	10.43%
The increase in salaries and employee benefits for the first quarter of 2014 consisted primarily of normal salary increases and salaries for employees added in the past year ($144), increased recognition of stock-based compensation costs ($31), higher bonus accruals ($20) and higher benefit costs ($28), partially offset by a decrease in commissions ($66). The benefit cost increases were primarily for health insurance ($11) and 401(k) plan expenses ($18).

Occupancy expense grew as rental expenses increased due to the March 2013 addition of the new Rochester, Minnesota location, an upgraded office in West Des Moines which was completed in March 2013, and the lease of additional space at the main bank location. Higher depreciation and equipment service contract expenses related to technology upgrades also contributed to the increase.

Data processing expense increased in the first quarter of 2014 primarily because of the increased volume of debit card transactions and additional information security measures put in place in the past year.

Other real estate owned expense in the first quarter of 2014 increased by $270 compared to the same period last year as there was a property valuation write-down of $296 that resulted from the acceptance of an offer on one property. The sale of this property is expected to close within the next two quarters. There were no property valuation write-downs in the first quarter of 2013. The Company's practice is to obtain updated appraisals on other real estate owned at least annually. The write-down in the first quarter of 2014 was partially offset by sales of properties at prices slightly above carrying values.

Professional fees decreased for the three months ended March 31, 2014, compared to the same time period in 2013 due to declines in both legal and accounting fees.

Miscellaneous losses include uncollected overdrafts, debit card fraud, other losses due to operational errors and charges to establish loss reserves related to mortgage loans sold in the secondary market. Collectively, these activities generated higher losses in the first quarter of 2014 than the first quarter of 2013.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Marketing expense declined in the first quarter of 2014 compared to the prior year primarily as a result of costs incurred in the first quarter of 2013 related to opening an upgraded office in West Des Moines and the opening of the previously mentioned location in Minnesota. The increase in business development costs in the first quarter of 2014 was the result of expanding sponsorships of local events in the communities the Company serves.

Director fees increased by $26 compared to the first quarter of 2013 primarily due to the increase in the number of our directors, which became effective at the 2013 annual meeting.

Income Tax Expense

The Company recorded income tax expense of $1,959 (30.8 percent of pre-tax income) for the three months ended March 31, 2014, compared with $1,701 (30.1 percent of pre-tax income) for the three months ended March 31, 2013.  The Company's consolidated income tax rate varied from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for 2013 was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit for the year ended December 31, 2013 was $420, with 2013 being the final year for the credit.

FINANCIAL CONDITION

The Company had total assets of $1,505,886 as of March 31, 2014, an increase of 4.4 percent compared to total assets as of December 31, 2013. The most significant changes were increases in outstanding loans and higher federal funds sold, which resulted from increased deposits at the end of the quarter.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

The balance of investment securities available for sale changed minimally during the three months ended March 31, 2014. Collateralized mortgage obligations with a cost basis of approximately $25,209 were sold for a net gain of $341. In addition, municipal securities with an amortized cost of approximately $3,524 were sold for a gain of $165. The sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds primarily in agency and mortgage-backed securities at similar yields and duration.

As of March 31, 2014, approximately 65 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, we believe both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

As of March 31, 2014, the most significant risk of a future impairment charge is related to the Company's investment in a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of March 31, 2014, this TPS, with a cost basis of $4,171, was valued at $2,168.  Management first considered this pooled TPS to have OTTI in 2009.  Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at March 31, 2014, has already been recorded against equity. The fair value of this security has been increasing over the past seven quarters as the outlook for future cash flows from the collateral within the TPS has improved.

Loans and Nonperforming Assets

Loans outstanding increased $27,647 from $991,720 as of December 31, 2013 to $1,019,367 as of March 31, 2014. Growth in the loan portfolio during the first three months of 2014 was in the commercial, construction and land development, and commercial real estate segments. Management believes the growth is the result of some improvement in our local economies and continuing business development efforts. The pipeline for additional loan growth remains strong. In addition, the opening of the Rochester, Minnesota location in March 2013 and the addition of its experienced lenders has produced loan balances of approximately $23,250 as of March 31, 2014, after one full year of operations.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Credit quality of the Company's loan portfolio remains good as nonperforming loans continued to decline and remain at less than one percent of total loans outstanding as of March 31, 2014, as shown in the table below. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, was 6.99 percent as of March 31, 2014, down slightly from 7.69 percent as of December 31, 2013. The ratios for both dates were significantly better than peer group averages, which were approximately 17 percent as of December 31, 2013, according to data in the December 2013 Bank Holding Company Performance Report. Management believes that it continues to devote appropriate resources to monitoring and reducing nonperforming assets

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	March 31, 2014	December 31, 2013	Change
Nonaccrual loans	$2,151	$2,398	$(247)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	503	517	(14)
Total nonperforming loans	2,654	2,915	(261)
Other real estate owned	5,020	5,800	(780)
Nonaccrual investment securities	2,168	1,850	318
Total nonperforming assets	$9,842	$10,565	$(723)

Nonperforming loans to total loans	0.26%	0.29%	(0.03)%
Nonperforming assets to total assets	0.65%	0.73%	(0.08)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. There was one TDR loan as of March 31, 2014 and December 31, 2013, with a balance of $632 and $670, respectively, included in the nonaccrual category.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The following tables set forth the activity within each category of nonperforming loans and assets for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$2,398	$—	$517	$2,915	$5,800	$1,850	$10,565
Increase in fair market value	—	—	—	—	—	318	318
Additions	399	—	—	399	—	—	399
Transfers:
Nonaccrual to OREO	(143)	—	—	(143)	143	—	—
Sales	—	—	—	—	(619)	—	(619)
Subsequent write-downs/
impairment	(444)	—	—	(444)	(304)	—	(748)
Payments	(59)	—	(14)	(73)	—	—	(73)
Balance at end of period	$2,151	$—	$503	$2,654	$5,020	$2,168	$9,842

	Three Months Ended March 31, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	97	97
Additions	343	5	—	348	—	—	348
Upgrade in classification	—	—	(186)	(186)	—	—	(186)
Sales	—	—	—	—	(72)	—	(72)
Subsequent write-downs/
impairment	(199)	(5)	—	(204)	—	—	(204)
Payments	(87)	—	(14)	(101)	—	—	(101)
Balance at end of period	$6,457	$—	$656	$7,113	$8,232	$1,431	$16,776
Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 6 to the financial statements.

The following table provides the composition of other real estate owned as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Construction and development land	$4,984	$5,756
1-4 family residential properties	36	44
	$5,020	$5,800
The Company continues to actively market the assets included in the previous table.  There has been increased interest from potential buyers but demand remains slow.  Valuations of other real estate owned are updated by management at least annually, so that the properties are carried at current fair value less estimated disposal costs.  Fair values are determined by obtaining updated appraisals or other market information.  As of March 31, 2014, the construction and development land category included two properties in the Des Moines metropolitan area and one property in Missouri.  Sales of a portion of each of the Des Moines area properties are expected to close within the next two quarters. The 1-4 family residential category consisted of one home in the Des Moines area, which was sold in April 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Deposits

Deposits totaled $1,236,020 as of March 31, 2014, which was approximately 6.2 percent higher than deposits as of December 31, 2013.  An increase in noninterest-bearing demand, interest-bearing demand and savings accounts exceeded the decline in certificates of deposit. The increase in interest-bearing demand and savings accounts included a $45,000 deposit of real estate taxes collected by a municipality. This deposit is expected to be withdrawn before June 2014. The increase in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time. Certificates of deposit continue to decline as customers refrain from tying up their assets for longer time frames in an environment where deposit rates have remained at historic lows.

Borrowings

The balance of federal funds purchased declined $11,227 in the first three months of 2014 to $5,395, with most of the reduction attributed to the Company not utilizing its federal funds lines of credit at March 31, 2014. Federal funds purchased as of March 31, 2014 consisted of funds sold to West Bank by two Iowa banks as part of the correspondent bank services provided by West Bank. Long-term borrowings declined $814 during the first three months of 2014 in accordance with the repayment terms of the agreements.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $86,146 as of March 31, 2014, compared with $42,425 as of December 31, 2013.

As of March 31, 2014, West Bank had additional borrowing capacity available from the FHLB of approximately $145,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  The Company also has a $5,000 secured line of credit with a commercial bank that expires on June 27, 2014. Neither West Bank nor the Company was drawing on any of these lines of credit as of March 31, 2014.  Net cash from operating activities contributed $6,671 and $5,201 to liquidity for the three months ended March 31, 2014 and 2013, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2014.

The Company's total stockholders' equity increased to $127,572 at March 31, 2014 from $123,625 at December 31, 2013.  The increase was the result of net income less dividends paid plus an increase in other comprehensive income.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$163,032	13.61%	$95,844	8.00%	N/A	N/A
West Bank	157,164	13.45	93,474	8.00	$116,842	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	149,749	12.50	47,922	4.00	N/A	N/A
West Bank	143,881	12.31	46,737	4.00	70,105	6.00

Tier I Leverage
Consolidated	149,749	10.26	58,357	4.00	N/A	N/A
West Bank	143,881	9.98	57,692	4.00	72,115	5.00

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$160,737	13.94%	$92,265	8.00%	N/A	N/A
West Bank	155,666	13.86	89,859	8.00	$112,323	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	146,946	12.74	46,133	4.00	N/A	N/A
West Bank	141,875	12.63	44,929	4.00	67,394	6.00

Tier I Leverage
Consolidated	146,946	10.04	58,520	4.00	N/A	N/A
West Bank	141,875	9.80	57,882	4.00	72,353	5.00

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum capital ratio requirements. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules will take effect for community banks January 1, 2015, subject to a transition period for certain parts of the rules. The complex final rules require careful review and analysis, but management believes the Company and West Bank will remain well-capitalized.

At March 31, 2014, tangible common equity as a percent of tangible assets was 8.47 percent compared to 8.57 percent as of December 31, 2013.

During 2013, the Company entered into a $2,899 construction contract for the previously mentioned new main office for the eastern Iowa market. The construction, which began in December 2013, is being funded with liquid assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2014 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2013.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first three months of 2014 changed when compared to 2013.

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(f)) was performed under the supervision, and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.  Changes in internal controls over financial reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. West Bank believes it has substantial defenses and is vigorously defending the action. The Trial Court entered orders on preliminary motions on March 4, 2014. Plaintiffs’ treble damage claim was dismissed. The Court also ruled that factual disputes precluded summary judgment in West Bank’s favor on all other claims. In addition, the Court certified two classes for further proceedings. West Bank appealed these rulings on April 3, 2014. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.

Except as described above, neither the Company nor West Bank are parties to any other pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, there were no purchases of the Company's common shares under the $2 million stock repurchase plan approved by the Board of Directors on July 24, 2013. On April 23, 2014, the Board of Directors extended the stock repurchase plan, which would otherwise have expired on April 24, 2014. Management was authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over the next twelve months. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations.

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

West Bancorporation, Inc.
(Registrant)

April 24, 2014	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

April 24, 2014	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 24, 2014		/s/ Marie I. Roberts
Date		Marie I. Roberts
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