Form 10-Q
period 2014-06-30
WEST BANCORPORATION INC
filed 2014-07-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Yes  ☐                      No  ☒

As of July 24, 2014, there were 16,013,285 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$54,659	$41,126
Federal funds sold	3,916	1,299
Cash and cash equivalents	58,575	42,425
Investment securities available for sale	337,561	345,216
Federal Home Loan Bank stock, at cost	12,132	11,851
Loans held for sale	1,979	2,230
Loans	1,076,042	991,720
Allowance for loan losses	(13,213)	(13,791)
Loans, net	1,062,829	977,929
Premises and equipment, net	9,477	7,487
Accrued interest receivable	4,347	4,007
Bank-owned life insurance	31,712	26,376
Other real estate owned	5,005	5,800
Deferred tax assets, net	6,611	9,193
Other assets	5,465	9,890
Total assets	$1,535,693	$1,442,404
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$349,038	$332,230
Interest-bearing demand	229,712	233,613
Savings	528,313	451,855
Time of $100,000 or more	95,761	83,653
Other time	59,608	62,491
Total deposits	1,262,432	1,163,842
Federal funds purchased	3,940	16,622
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	96,134	95,392
Long-term debt	14,306	15,935
Accrued expenses and other liabilities	6,185	6,369
Total liabilities	1,403,616	1,318,779
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,013,285 and
15,976,204 shares issued and outstanding at June 30, 2014 and December 31,
2013, respectively	3,000	3,000
Additional paid-in capital	18,634	18,411
Retained earnings	111,213	105,752
Accumulated other comprehensive (loss)	(770)	(3,538)
Total stockholders' equity	132,077	123,625
Total liabilities and stockholders' equity	$1,535,693	$1,442,404

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$11,672	$11,327	$23,002	$22,235
Investment securities:
Taxable securities	1,272	1,319	2,602	2,418
Tax-exempt securities	698	599	1,374	1,101
Federal funds sold	19	16	29	79
Total interest income	13,661	13,261	27,007	25,833
Interest expense:
Deposits	637	858	1,259	1,737
Federal funds purchased and securities sold under
agreements to repurchase	2	26	6	53
Other short-term borrowings	3	—	12	—
Subordinated notes	173	177	346	354
Federal Home Loan Bank advances	652	662	1,299	1,327
Long-term debt	78	5	161	5
Total interest expense	1,545	1,728	3,083	3,476
Net interest income	12,116	11,533	23,924	22,357
Provision for loan losses	150	—	150	150
Net interest income after provision for loan
losses	11,966	11,533	23,774	22,207
Noninterest income:
Service charges on deposit accounts	714	735	1,393	1,443
Debit card usage fees	453	431	863	824
Trust services	332	238	650	477
Gains and fees on sales of residential mortgages	376	226	602	737
Increase in cash value of bank-owned life insurance	182	170	336	330
Realized investment securities gains, net	—	—	506	—
Other income	261	217	521	427
Total noninterest income	2,318	2,017	4,871	4,238
Noninterest expense:
Salaries and employee benefits	3,987	3,986	8,098	7,955
Occupancy	1,024	1,000	2,035	1,933
Data processing	558	500	1,080	983
FDIC insurance expense	190	176	371	365
Other real estate owned expense (income)	109	(15)	395	1
Professional fees	221	333	485	636
Director fees	189	158	342	285
Other expenses	1,086	1,277	2,560	2,503
Total noninterest expense	7,364	7,415	15,366	14,661
Income before income taxes	6,920	6,135	13,279	11,784
Income taxes	2,181	1,837	4,140	3,538
Net income	$4,739	$4,298	$9,139	$8,246

Basic earnings per common share	$0.30	$0.25	$0.57	$0.48
Diluted earnings per common share	$0.30	$0.25	$0.57	$0.48
Cash dividends declared per common share	$0.12	$0.10	$0.23	$0.20
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$4,739	$4,298	$9,139	$8,246
Other comprehensive income (loss):
Unrealized gains on securities for which a portion
of an other than temporary impairment has
been recorded in earnings:
Unrealized holding gains arising during the
period	40	185	358	282
Less: reclassification adjustment for impairment
losses realized in net income	—	—	—	—
Income tax (expense)	(15)	(70)	(136)	(107)
Other comprehensive income on available
for sale securities with other than temporary
impairment	25	115	222	175

Unrealized gains (losses) on securities without
other than temporary impairment:
Unrealized holding gains (losses) arising during
the period	4,043	(6,422)	7,385	(7,516)
Less: reclassification adjustment for net gains
realized in net income	—	—	(506)	—
Income tax (expense) benefit	(1,537)	2,441	(2,614)	2,856
Other comprehensive income (loss) on
available for sale securities without other
than temporary impairment	2,506	(3,981)	4,265	(4,660)

Unrealized gains (losses) on derivatives arising
during the period	(1,594)	3,365	(2,773)	3,773
Income tax (expense) benefit	607	(1,279)	1,054	(1,434)
Other comprehensive income (loss) on
derivatives	(987)	2,086	(1,719)	2,339
Total other comprehensive income (loss)	1,544	(1,780)	2,768	(2,146)
Comprehensive income	$6,283	$2,518	$11,907	$6,100

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$—	17,403,882	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	—	8,246	—	8,246
Other comprehensive loss, net of tax	—	—	—	—	—	(2,146)	(2,146)
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,481)	—	(3,481)
Repurchase and cancellation of common stock	—	(1,440,592)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	165	—	—	165
Issuance of common stock upon vesting of restricted
stock units	—	6,174	—	3	—	—	3
Balance, June 30, 2013	$—	15,969,464	$3,000	$18,199	$100,621	$(220)	$121,600

Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	9,139	—	9,139
Other comprehensive income, net of tax	—	—	—	—	—	2,768	2,768
Cash dividends declared, $0.23 per common share	—	—	—	—	(3,678)	—	(3,678)
Stock-based compensation costs	—	—	—	279	—	—	279
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	37,081	—	(154)	—	—	(154)
Excess tax benefits from vesting of restricted stock units	—	—	—	98	—	—	98
Balance, June 30, 2014	$—	16,013,285	$3,000	$18,634	$111,213	$(770)	$132,077

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$9,139	$8,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	150
Net amortization and accretion	1,869	2,670
(Gain) loss on disposition of premises and equipment	(10)	6
Investment securities gains, net	(506)	—
Stock-based compensation	279	165
Gain on sale of loans	(555)	(646)
Proceeds from sales of loans held for sale	28,519	53,212
Originations of loans held for sale	(27,713)	(56,092)
Gain on sales of other real estate owned	(10)	(60)
Write-down of other real estate owned	346	—
Increase in value of bank-owned life insurance	(336)	(330)
Depreciation	412	379
Deferred income taxes	886	282
Change in assets and liabilities:
Increase in accrued interest receivable	(340)	(750)
Decrease in other assets	1,640	1,570
Decrease in accrued expenses and other liabilities	(184)	(299)
Net cash provided by operating activities	13,586	8,503
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	61,423	44,944
Purchases of securities available for sale	(47,138)	(138,106)
Purchases of Federal Home Loan Bank stock	(9,211)	(1,458)
Proceeds from redemption of Federal Home Loan Bank stock	8,930	903
Net increase in loans	(85,356)	(41,291)
Net proceeds from sales of other real estate owned	765	334
Proceeds from sales of premises and equipment	13	—
Purchases of premises and equipment	(2,406)	(824)
Purchase of bank-owned life insurance	(5,000)	—
Net cash used in investing activities	(77,980)	(135,498)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	98,590	(10,037)
Net increase (decrease) in federal funds purchased and securities sold under
agreements to repurchase	(12,682)	10,075
Proceeds from long-term borrowings	—	16,000
Principal payments on long-term borrowings	(1,630)	—
Common stock dividends paid	(3,678)	(3,481)
Repurchase and cancellation of common stock	—	(15,774)
Tax withholding related to net share settlements of restricted stock units	(154)	—
Excess tax benefits from vesting of restricted stock units	98	—
Net cash provided by (used in) financing activities	80,544	(3,217)
Net increase (decrease) in cash and cash equivalents	16,150	(130,212)
Cash and Cash Equivalents:
Beginning	42,425	171,474
Ending	$58,575	$41,262

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,026	$3,461
Income taxes	1,350	3,075

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$313	$—
Purchases of premises financed by issuance of long-term borrowings	—	765
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2014 and December 31, 2013, net income and comprehensive income for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Recent accounting developments: In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. For public companies, this update was effective for interim and annual periods beginning after December 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2014 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2014	2013	2014	2013
Net income	$4,739	$4,298	$9,139	$8,246

Weighted average common shares outstanding(1)	16,002	16,997	15,990	17,199
Weighted average effect of restricted stock units
outstanding	37	33	46	64
Diluted weighted average common shares outstanding	16,039	17,030	16,036	17,263

Basic earnings per common share	$0.30	$0.25	$0.57	$0.48
Diluted earnings per common share	$0.30	$0.25	$0.57	$0.48

(1)	The decline from a year ago in the weighted average common shares outstanding was due to the repurchase of 1,440,592 common shares in June 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, unrealized gains and losses (pre-tax) included in accumulated other comprehensive income (loss) and estimated fair value by investment security type as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,653	$256	$—	$12,909
State and political subdivisions	92,957	2,047	(1,419)	93,585
Collateralized mortgage obligations (1)	137,292	1,390	(1,667)	137,015
Mortgage-backed securities (1)	75,326	870	(569)	75,627
Trust preferred securities	5,928	—	(2,816)	3,112
Corporate notes and equity securities	15,289	140	(116)	15,313
	$339,445	$4,703	$(6,587)	$337,561

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. government agencies and corporations	$12,593	$278	$—	$12,871
State and political subdivisions	90,833	1,466	(4,511)	87,788
Collateralized mortgage obligations (1)	170,431	2,128	(3,911)	168,648
Mortgage-backed securities (1)	59,226	607	(1,677)	58,156
Trust preferred securities	5,923	—	(3,178)	2,745
Corporate notes and equity securities	15,332	75	(399)	15,008
	$354,338	$4,554	$(13,676)	$345,216

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Securities with an amortized cost of $5,728 and $6,803 as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure access to the Federal Reserve discount window and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of investment securities available for sale as of June 30, 2014, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	32,080	32,749
Due after five years through ten years	22,703	23,101
Due after ten years	70,535	67,671
	125,343	123,546
Collateralized mortgage obligations and mortgage-backed securities	212,618	212,642
Equity securities	1,484	1,373
	$339,445	$337,561

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of investment securities for the three and six months ended June 30, 2014 and 2013 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$—	$—	$29,238	$—
Gross gains on sales	—	—	716	—
Gross losses on sales	—	—	210	—
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$9,334	$(64)	$33,781	$(1,355)	$43,115	$(1,419)
Collateralized mortgage obligations	6,985	(25)	70,479	(1,642)	77,464	(1,667)
Mortgage-backed securities	—	—	34,414	(569)	34,414	(569)
Trust preferred securities	—	—	3,112	(2,816)	3,112	(2,816)
Corporate notes and equity securities	—	—	2,866	(116)	2,866	(116)
	$16,319	$(89)	$144,652	$(6,498)	$160,971	$(6,587)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State and political subdivisions	$49,324	$(4,342)	$1,439	$(169)	$50,763	$(4,511)
Collateralized mortgage obligations	96,744	(3,911)	—	—	96,744	(3,911)
Mortgage-backed securities	44,224	(1,677)	—	—	44,224	(1,677)
Trust preferred securities	—	—	2,745	(3,178)	2,745	(3,178)
Corporate notes and equity securities	8,196	(390)	508	(9)	8,704	(399)
	$198,488	$(10,320)	$4,692	$(3,356)	$203,180	$(13,676)
As of June 30, 2014, the available for sale investment portfolio with unrealized losses that have existed for longer than one year included 53 state and political subdivision securities, 17 collateralized mortgage obligation securities, eight mortgage-backed securities, two trust preferred securities (TPS), three corporate notes and three equity securities.

The Company believes the unrealized losses on its investments in the municipal obligations, collateralized mortgage obligations, mortgage-backed securities, corporate notes, equity securities, and one TPS security shown above as of June 30, 2014, were due to market conditions, not reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of June 30, 2014.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

As of June 30, 2014, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it has considered to have OTTI since 2009.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, the security had an estimated fair value of $2,207 as of June 30, 2014.  Based on the valuation work performed, no credit loss was recognized during the six months ended June 30, 2014 or 2013. As of June 30, 2014, the remaining unrealized loss of $1,963 is reflected in accumulated other comprehensive (loss), net of taxes of $746.  The accumulated amount of credit-related losses recognized in earnings for the pooled TPS was $729 as of June 30, 2014, with no changes occurring since December 31, 2012. The Company will continue to estimate on a quarterly basis the present value of cash flows expected to be collected over the life of the security.

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Commercial	$271,020	$258,010
Real estate:
Construction, land and land development	147,099	117,394
1-4 family residential first mortgages	50,771	50,349
Home equity	22,715	25,205
Commercial	575,540	532,139
Consumer and other loans	9,583	9,236
	1,076,728	992,333
Net unamortized fees and costs	(686)	(613)
	$1,076,042	$991,720
Real estate loans of approximately $534,759 and $480,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2014 and December 31, 2013, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of June 30, 2014 and December 31, 2013. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	June 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial	$632	$882
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	325	846
Home equity	239	—
Commercial	695	670
Consumer and other loans	—	—
Total nonaccrual loans	1,891	2,398
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	—	—
Real estate:
Construction, land and land development	399	424
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	93
Consumer and other loans	—	—
Total troubled debt restructured loans	399	517
Total nonperforming loans	$2,290	$2,915

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. There were two TDR loans as of June 30, 2014 and one TDR loan as of December 31, 2013, with balances of $695 and $670, respectively, included in the nonaccrual category.

There were no loan modifications considered to be TDR during the three or six months ended June 30, 2014 and 2013. There were no TDR loans that have been modified within the twelve months ended preceding June 30, 2014 and 2013 that have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of June 30, 2014 and December 31, 2013, and the average recorded investment and interest income recognized on these loans for the three and six months ended June 30, 2014 and 2013.

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$165	$311	N/A	$200	$345	N/A
Real Estate:
Construction, land and land development	399	1,001	N/A	423	1,025	N/A
1-4 family residential first mortgages	325	341	N/A	527	536	N/A
Home equity	—	—	N/A	—	—	N/A
Commercial	695	695	N/A	763	763	N/A
Consumer and other loans	—	—	N/A	—	—	N/A
	1,584	2,348	N/A	1,913	2,669	N/A
With an allowance recorded:
Commercial	582	582	$363	807	807	$560
Real Estate:
Construction, land and land development	1,484	1,484	650	2,037	2,037	1,300
1-4 family residential first mortgages	—	—	—	319	319	33
Home equity	239	239	239	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
	2,305	2,305	1,252	3,163	3,163	1,893
Total:
Commercial	747	893	363	1,007	1,152	560
Real Estate:
Construction, land and land development	1,883	2,485	650	2,460	3,062	1,300
1-4 family residential first mortgages	325	341	—	846	855	33
Home equity	239	239	239	—	—	—
Commercial	695	695	—	763	763	—
Consumer and other loans	—	—	—	—	—	—
	$3,889	$4,653	$1,252	$5,076	$5,832	$1,893

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$483	$—	$—	$—	$362	$—	$146	$9
Real estate:
Construction, land and land
development	402	4	1,288	5	408	8	2,372	9
1-4 family residential first
mortgages	366	7	608	—	414	7	655	1
Home equity	—	—	—	—	—	—	—	—
Commercial	688	1	1,997	1	732	3	2,027	3
Consumer and other loans	—	—	—	—	—	—	—	—
	1,939	12	3,893	6	1,916	18	5,200	22
With an allowance recorded:
Commercial	387	3	3,767	41	565	5	3,694	82
Real estate:
Construction, land and land
development	1,631	19	3,907	49	1,786	41	4,131	104
1-4 family residential first
mortgages	231	—	78	3	267	—	45	5
Home equity	59	—	436	4	34	—	444	11
Commercial	—	—	1,254	20	—	—	1,390	44
Consumer and other loans	—	—	—	—	—	—	—	—
	2,308	22	9,442	117	2,652	46	9,704	246
Total:
Commercial	870	3	3,767	41	927	5	3,840	91
Real estate:
Construction, land and land
development	2,033	23	5,195	54	2,194	49	6,503	113
1-4 family residential first
mortgages	597	7	686	3	681	7	700	6
Home equity	59	—	436	4	34	—	444	11
Commercial	688	1	3,251	21	732	3	3,417	47
Consumer and other loans	—	—	—	—	—	—	—	—
	$4,247	$34	$13,335	$123	$4,568	$64	$14,904	$268
The following table reconciles the balance of nonaccrual loans with impaired loans as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Nonaccrual loans	$1,891	$2,398
Troubled debt restructured loans	399	517
Other impaired loans still accruing interest	1,599	2,161
Total impaired loans	$3,889	$5,076
The balance of impaired loans at June 30, 2014 and December 31, 2013 was comprised of 13 and 17 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$153	$146	$123	$422	$270,598	$271,020	$—
Real estate:
Construction, land and
land development	—	—	—	—	147,099	147,099	—
1-4 family residential
first mortgages	510	10	80	600	50,171	50,771	—
Home equity	33	—	—	33	22,682	22,715	—
Commercial	931	—	91	1,022	574,518	575,540	—
Consumer and other	102	—	—	102	9,481	9,583	—
Total	$1,729	$156	$294	$2,179	$1,074,549	$1,076,728	$—
Nonaccrual loans included
above	$180	$—	$294	$474	$1,417	$1,891

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$407	$—	$200	$607	$257,403	$258,010	$—
Real estate:
Construction, land and
land development	—	—	—	—	117,394	117,394	—
1-4 family residential
first mortgages	103	240	539	882	49,467	50,349	—
Home equity	—	—	—	—	25,205	25,205	—
Commercial	110	268	—	378	531,761	532,139	—
Consumer and other	—	—	—	—	9,236	9,236	—
Total	$620	$508	$739	$1,867	$990,466	$992,333	$—
Nonaccrual loans included
above	$407	$240	$739	$1,386	$1,012	$2,398

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$266,353	$3,285	$1,382	$—	$271,020
Real estate:
Construction, land and land development	133,307	11,909	1,883	—	147,099
1-4 family residential first mortgages	49,831	483	457	—	50,771
Home equity	22,303	75	337	—	22,715
Commercial	555,980	15,973	3,587	—	575,540
Consumer and other	9,583	—	—	—	9,583
Total	$1,037,357	$31,725	$7,646	$—	$1,076,728

	December 31, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$244,766	$10,933	$2,311	$—	$258,010
Real estate:
Construction, land and land development	100,236	12,661	4,497	—	117,394
1-4 family residential first mortgages	48,766	408	1,175	—	50,349
Home equity	23,608	1,495	102	—	25,205
Commercial	517,441	7,309	7,389	—	532,139
Consumer and other	9,230	6	—	—	9,236
Total	$944,047	$32,812	$15,474	$—	$992,333
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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,006	$2,892	$590	$365	$5,378	$52	$13,283
Charge-offs	(167)	—	(23)	(63)	—	—	(253)
Recoveries	23	—	1	9	—	—	33
Provision (1)	36	(352)	(15)	252	231	(2)	150
Ending balance	$3,898	$2,540	$553	$563	$5,609	$50	$13,213

	Three Months Ended June 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,977	$4,428	$603	$538	$6,070	$16	$15,632
Charge-offs	—	—	(30)	—	—	(1)	(31)
Recoveries	197	42	24	90	—	5	358
Provision (1)	(66)	(537)	66	(187)	710	14	—
Ending balance	$4,108	$3,933	$663	$441	$6,780	$34	$15,959

	Six Months Ended June 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(577)	—	(63)	(63)	(112)	—	(815)
Recoveries	52	8	2	24	—	1	87
Provision (1)	224	(500)	1	199	236	(10)	150
Ending balance	$3,898	$2,540	$553	$563	$5,609	$50	$13,213

	Six Months Ended June 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(199)	—	(30)	(5)	—	(1)	(235)
Recoveries	220	42	118	113	2	20	515
Provision (1)	(29)	(725)	(62)	(235)	1,214	(13)	150
Ending balance	$4,108	$3,933	$663	$441	$6,780	$34	$15,959

(1)
The negative provisions for the various segments are related to either the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2014 and December 31, 2013.

	June 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$363	$650	$—	$239	$—	$—	$1,252
Collectively evaluated for impairment	3,535	1,890	553	324	5,609	50	11,961
Total	$3,898	$2,540	$553	$563	$5,609	$50	$13,213

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$560	$1,300	$33	$—	$—	$—	$1,893
Collectively evaluated for impairment	3,639	1,732	580	403	5,485	59	11,898
Total	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2014 and December 31, 2013.

	June 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$747	$1,883	$325	$239	$695	$—	$3,889
Collectively evaluated for impairment	270,273	145,216	50,446	22,476	574,845	9,583	1,072,839
Total	$271,020	$147,099	$50,771	$22,715	$575,540	$9,583	$1,076,728

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,007	$2,460	$846	$—	$763	$—	$5,076
Collectively evaluated for impairment	257,003	114,934	49,503	25,205	531,376	9,236	987,257
Total	$258,010	$117,394	$50,349	$25,205	$532,139	$9,236	$992,333

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

In June 2013, the Company entered into a forward-starting interest rate swap transaction with a total notional amount of $20,000, to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. The effective date of this swap was June 30, 2014. This swap transaction was designated as a cash flow hedge of the variability in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt with a quarterly interest rate reset date.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 6 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the six months ended June 30, 2014 or 2013, and the Company estimates there will be approximately $536 of cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense through June 30, 2015. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of June 30, 2014, the counterparty had pledged $940 of required collateral in the form of cash on deposit with a third party. The Company had pledged $100 of required collateral in the form of cash on deposit with the counterparty as of June 30, 2014.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2014 and December 31, 2013.

June 30, 2014		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$160	Other Assets	0.52%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	266	Other Assets	0.54%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	379	Other Assets	0.54%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	(163)	Other Assets	3.28%	4.88%	6/30/2019

December 31, 2013		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$820	Other Assets	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	1,002	Other Assets	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	1,316	Other Assets	0.56%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	277	Other Assets	3.30%	4.88%	6/30/2019
The following tables identify the pre-tax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2014 and 2013.

		Six Months Ended June 30, 2014
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(660)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(736)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(937)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(440)	Interest Expense	—	Other Income	—

		Six Months Ended June 30, 2013
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$1,012	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	1,117	Interest Expense	—	Other Income	—
Interest rate swap	(3)	1,327	Interest Expense	—	Other Income	—
Interest rate swap	(4)	317	Interest Expense	—	Other Income	—

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2014.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities, and a trust preferred security. Certain investment securities are not valued based on observable inputs and are, therefore, classified as Level 3. The fair value of these securities is based on management's best estimates.

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

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2014 and December 31, 2013.

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,909	$—	$12,909	$—
State and political subdivisions	93,585	—	93,585	—
Collateralized mortgage obligations	137,015	—	137,015	—
Mortgage-backed securities	75,627	—	75,627	—
Trust preferred securities	3,112	—	905	2,207
Corporate notes and equity securities	15,313	15,013	300	—
Total investment securities available for sale	337,561	15,013	320,341	2,207
Derivative instruments:
Interest rate swaps	642	—	642	—
Total assets measured at fair value on a recurring basis	$338,203	$15,013	$320,983	$2,207

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,871	$—	$12,871	$—
State and political subdivisions	87,788	—	87,788	—
Collateralized mortgage obligations	168,648	—	168,648	—
Mortgage-backed securities	58,156	—	58,156	—
Trust preferred securities	2,745	—	895	1,850
Corporate notes and equity securities	15,008	14,708	300	—
Total investment securities available for sale	345,216	14,708	328,658	1,850
Derivative instruments:
Interest rate swaps	3,415	—	3,415	—
Total assets measured at fair value on a recurring basis	$348,631	$14,708	$332,073	$1,850
The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.), which is considered to have OTTI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$2,168	$1,431	$1,850	$1,334
Transfer into level 3	—	—	—	—
Total gains:
Included in earnings	—	—	—	—
Included in other comprehensive income	39	185	357	282
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$2,207	$1,616	$2,207	$1,616

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present additional quantitative information about assets measured on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2014 and December 31, 2013.

June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$2,207	Discounted cash flow	Discount rate	NA (14.8%)

			Prepayment rate	0.0% - 75.0% (5.2%)

			Probability of default	1.8% - 100.0% (17.6%)

			Expected losses on	20.0% - 100.0% (87.9%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (29.5%)
for deferring collateral

December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$1,850	Discounted cash flow	Discount rate	NA (17.0%)

			Prepayment rate	0.0% - 75.0% (5.6%)

			Probability of default	1.9% - 100.0% (18.9%)

			Expected losses on	20.0% - 100.0% (88.3%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (29.8%)
for deferring collateral

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of June 30, 2014 and December 31, 2013.

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,053	$—	$—	$1,053
Other real estate owned	5,005	—	—	5,005
Total	$6,058	$—	$—	$6,058

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,270	$—	$—	$1,270
Other real estate owned	5,800	—	—	5,800
Total	$7,070	$—	$—	$7,070
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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,053	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,005	Appraisal	Appraisal adjustment	0.0% - 20.0% (10.1%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,270	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,800	Appraisal	Appraisal adjustment	0.0% - 50.0% (10.6%)
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

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2014 and December 31, 2013.

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$54,659	$54,659	$41,126	$41,126
Federal funds sold	Level 1	3,916	3,916	1,299	1,299
Investment securities available for sale	See previous table	337,561	337,561	345,216	345,216
Federal Home Loan Bank stock	Level 1	12,132	12,132	11,851	11,851
Loans held for sale	Level 2	1,979	2,015	2,230	2,242
Loans, net	Level 2	1,062,829	1,075,586	977,929	990,811
Accrued interest receivable	Level 1	4,347	4,347	4,007	4,007
Interest rate swaps	See previous table	642	642	3,415	3,415
Financial liabilities:
Deposits	Level 2	1,262,432	1,263,255	1,163,842	1,165,112
Federal funds purchased	Level 1	3,940	3,940	16,622	16,622
Accrued interest payable	Level 1	486	486	429	429
Subordinated notes	Level 2	20,619	13,573	20,619	11,819
Federal Home Loan Bank advances, net	Level 2	96,134	95,170	95,392	94,785
Long-term debt	Level 2	14,306	14,179	15,935	16,112
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2014 and 2013.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	222	4,579	(1,719)	3,082
Amounts reclassified from accumulated other
comprehensive income	—	(314)	—	(314)
Net current period other comprehensive income (loss)	222	4,265	(1,719)	2,768
Balance, June 30, 2014	$(1,217)	$48	$399	$(770)

Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Other comprehensive income (loss) before
reclassifications	175	(4,660)	2,339	(2,146)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	175	(4,660)	2,339	(2,146)
Balance, June 30, 2013	$(1,584)	$(514)	$1,878	$(220)
8.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Allowance for loan losses	$5,021	$5,241
Net unrealized losses on securities available for sale	716	3,466
Investment security impairment	106	106
Intangibles	1,233	1,387
Other real estate owned	1,159	1,572
Accrued expenses	719	819
Restricted stock compensation	75	140
State net operating loss carryforward	774	647
Capital loss carryforward	4,063	4,063
Other deferred tax assets	64	56
Net deferred loan fees and costs	(303)	(280)
Net unrealized gains on interest rate swaps	(243)	(1,297)
Premises and equipment	(460)	(559)
Loans	(1,038)	(1,038)
Other deferred tax liabilities	(332)	(314)
Net deferred tax assets before valuation allowance	11,554	14,009
Valuation allowance	(4,943)	(4,816)
Net deferred tax assets	$6,611	$9,193

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

9.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Commitments to extend credit	$438,455	$388,197
Standby letters of credit	12,382	3,546
	$450,837	$391,743
West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2015.  At June 30, 2014, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $450.

The Company has commitments to invest in three qualified affordable housing projects totaling $2,267 as of June 30, 2014.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

THREE AND SIX MONTHS ENDING JUNE 30, 2014

OVERVIEW

The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank, West Bank's wholly owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  Results of operations for the three and six months ended June 30, 2014 are compared to the results for the same periods in 2013, and the consolidated financial condition of the Company as of June 30, 2014 is compared to balances as of December 31, 2013.

Net income for the three months ended June 30, 2014 was $4,739, or $0.30 per diluted common share, compared to $4,298, or $0.25 per diluted common share for the three months ended June 30, 2013. The Company's annualized return on average assets and return on average equity for the second quarter of 2014 were 1.26 and 14.62 percent, respectively, compared to 1.19 and 12.93 percent, respectively, for the same period in 2013.

The increase in net income for the second quarter of 2014 compared to the same period last year was mainly due to a $583 increase in net interest income, a $150 increase in gains and fees on sales of residential mortgages and a $94 increase in trust fees. The improvements were somewhat offset by a $150 increase in provision for loan losses. The 5.1 percent increase in net interest income was primarily the result of loan growth and lower deposit rates.

Net income for the six months ended June 30, 2014 was $9,139, or $0.57 per diluted common share, compared to $8,246, or $0.48 per diluted common share, for the six months ended June 30, 2013. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2014 were 1.24 and 14.40 percent, respectively, compared to 1.16 and 12.39 percent, respectively, for the six months ended June 30, 2013.

The increase in net income for the first half of 2014 compared to the same period last year was primarily due to a $1,567 increase in net interest income and recognition of $506 of investment securities gains. The improvements were somewhat offset by a $705 increase in noninterest expense, with the majority of that increase due to a write-down of one other real estate owned property. Net interest income for the six months ended June 30, 2014 was up 7.0 percent over the same period last year primarily as the result of loan growth, higher average yields on investment securities and lower deposit rates. Trust fees increased 36.3 percent due to new business and strong asset values. Meanwhile, gains and fees on sales of residential mortgages declined 18.3 percent primarily due to a significantly lower volume of loans compared to the same time period in 2013.

During the second quarter of 2014, total loans outstanding increased $56,675 compared to the end of the first quarter of 2014 and increased $84,322 during the first half of the year compared to December 31, 2013. Management believes the loan portfolio will continue to grow during the remainder of 2014 as the demand for commercial, construction and development, and commercial real estate loans appears to be strong in all three of the Company's markets. Total loans outstanding in the Rochester, Minnesota location, which opened in March 2013, increased approximately $20,700 during the first half of 2014.

As of June 30, 2014, the allowance for loan losses was 1.23 percent of loans outstanding and was deemed by management to be adequate to absorb any losses inherent in the loan portfolio.

Construction is underway on a new main office in Coralville for the eastern Iowa market, with occupancy expected around January 1, 2015. The Company has accepted a bid submitted during June 2014 for the sale of the current main office in Iowa City. In addition, as previously disclosed during the first quarter of 2014, the Company purchased land in Rochester, Minnesota. Subject to regulatory approval, it is anticipated that the Company will begin building an office on this land in 2015 and will relocate its current leased branch office to the new permanent location upon its completion.

The Board of Directors declared a quarterly dividend of $0.12 per common share at its meeting on July 23, 2014. The dividend is payable on August 20, 2014, to shareholders of record as of August 6, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2014 compared with the same period in 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	Change %	2014	2013	Change	Change %
Net income	$4,739	$4,298	$441	10.3%	$9,139	$8,246	$893	10.8%
Average assets	1,509,558	1,443,061	66,497	4.6%	1,480,763	1,433,642	47,121	3.3%
Average stockholders' equity(1)	129,998	133,290	(3,292)	(2.5)%	127,956	134,256	(6,300)	(4.7)%

Return on average assets	1.26%	1.19%	0.07%		1.24%	1.16%	0.08%
Return on average equity	14.62%	12.93%	1.69%		14.40%	12.39%	2.01%
Net interest margin	3.55%	3.51%	0.04%		3.60%	3.44%	0.16%
Efficiency ratio	48.52%	53.15%	(4.63)%		51.09%	53.50%	(2.41)%
Dividend payout ratio	40.51%	40.51%	—%		40.25%	42.21%	(1.96)%
Average equity to average
assets ratio	8.61%	9.24%	(0.63)%		8.64%	9.36%	(0.72)%

					As of June 30,
					2014	2013	Change
Texas ratio					6.54%	10.00%	(3.46)%
Equity to assets ratio					8.60%	8.38%	0.22%
Tangible common equity ratio					8.60%	8.38%	0.22%

(1)	The decline in average stockholders' equity was due to the repurchase of approximately 1.4 million common shares for $10.95 per share in June 2013.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

•	Efficiency ratio* - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Texas ratio* - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.
* A lower ratio is more desirable.

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2014	2013	Change	Change- %	2014	2013	Change	Change- %	2014	2013	Change
Interest-earning assets:
Loans:
Commercial	$262,338	$255,382	$6,956	2.72%	$2,764	$2,892	$(128)	(4.43)%	4.23%	4.54%	(0.31)%
Real estate	771,799	686,522	85,277	12.42%	8,977	8,485	492	5.80%	4.67%	4.96%	(0.29)%
Consumer and other	9,217	6,981	2,236	32.03%	93	81	12	14.81%	4.05%	4.65%	(0.60)%
Total loans	1,043,354	948,885	94,469	9.96%	11,834	11,458	376	3.28%	4.55%	4.84%	(0.29)%

Investment securities:
Taxable	261,957	315,189	(53,232)	(16.89)%	1,272	1,319	(47)	(3.56)%	1.94%	1.67%	0.27%
Tax-exempt	91,809	79,430	12,379	15.58%	1,054	896	158	17.63%	4.59%	4.51%	0.08%
Total investment securities	353,766	394,619	(40,853)	(10.35)%	2,326	2,215	111	5.01%	2.63%	2.25%	0.38%

Federal funds sold and short-
term investments	30,768	23,848	6,920	29.02%	20	16	4	25.00%	0.26%	0.27%	(0.01)%
Total interest-earning assets	$1,427,888	$1,367,352	$60,536	4.43%	14,180	13,689	491	3.59%	3.98%	4.02%	(0.04)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$753,388	$636,271	$117,117	18.41%	318	390	(72)	(18.46)%	0.17%	0.25%	(0.08)%
Time deposits	155,153	173,039	(17,886)	(10.34)%	319	468	(149)	(31.84)%	0.82%	1.08%	(0.26)%
Total deposits	908,541	809,310	99,231	12.26%	637	858	(221)	(25.76)%	0.28%	0.43%	(0.15)%
Other borrowed funds	141,298	182,116	(40,818)	(22.41)%	908	869	39	4.49%	2.58%	1.91%	0.67%
Total interest-bearing
liabilities	$1,049,839	$991,426	$58,413	5.89%	1,545	1,727	(182)	(10.54)%	0.59%	0.70%	(0.11)%

Tax-equivalent net interest income					$12,635	$11,962	$673	5.63%
Net interest spread									3.39%	3.32%	0.07%
Net interest margin									3.55%	3.51%	0.04%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2014	2013	Change	Change- %	2014	2013	Change	Change- %	2014	2013	Change
Interest-earning assets:
Loans:
Commercial	$262,072	$257,337	$4,735	1.84%	$5,544	$5,783	$(239)	(4.13)%	4.27%	4.53%	(0.26)%
Real estate	756,384	667,812	88,572	13.26%	17,583	16,547	1,036	6.26%	4.69%	5.00%	(0.31)%
Consumer and other	9,201	6,854	2,347	34.24%	190	161	29	18.01%	4.16%	4.74%	(0.58)%
Total loans	1,027,657	932,003	95,654	10.26%	23,317	22,491	826	3.67%	4.58%	4.87%	(0.29)%

Investment securities:
Taxable	258,338	293,826	(35,488)	(12.08)%	2,602	2,418	184	7.61%	2.01%	1.65%	0.36%
Tax-exempt	89,801	71,173	18,628	26.17%	2,074	1,649	425	25.77%	4.62%	4.63%	(0.01)%
Total investment securities	348,139	364,999	(16,860)	(4.62)%	4,676	4,067	609	14.97%	2.69%	2.23%	0.46%

Federal funds sold and short-
term investments	23,073	61,673	(38,600)	(62.59)%	30	79	(49)	(62.03)%	0.26%	0.26%	—%
Total interest-earning assets	$1,398,869	$1,358,675	$40,194	2.96%	28,023	26,637	1,386	5.20%	4.04%	3.95%	0.09%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$724,633	$623,693	$100,940	16.18%	597	763	(166)	(21.76)%	0.17%	0.25%	(0.08)%
Time deposits	154,942	177,063	(22,121)	(12.49)%	662	973	(311)	(31.96)%	0.86%	1.11%	(0.25)%
Total deposits	879,575	800,756	78,819	9.84%	1,259	1,736	(477)	(27.48)%	0.29%	0.44%	(0.15)%
Other borrowed funds	146,882	182,649	(35,767)	(19.58)%	1,824	1,739	85	4.89%	2.50%	1.92%	0.58%
Total interest-bearing
liabilities	$1,026,457	$983,405	$43,052	4.38%	3,083	3,475	(392)	(11.28)%	0.61%	0.71%	(0.10)%

Tax-equivalent net interest income					$24,940	$23,162	$1,778	7.68%
Net interest spread									3.43%	3.24%	0.19%
Net interest margin									3.60%	3.44%	0.16%
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

The net interest margin for the three months ended June 30, 2014 increased 4 basis points to 3.55 percent compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, the net interest margin increased 16 basis points to 3.60 percent compared to the same period last year. The $1,778 increase in tax-equivalent net interest income for the six months ended June 30, 2014 was primarily the result of growth in loans, an increase in yields on investment securities and a decline in the rate paid on interest-bearing deposits. Interest rates on a number of deposit products were reduced on December 30, 2013. Management believes the net interest margin will remain under pressure for the remainder of 2014. To prevent a negative impact to interest expense in the event of a rise in market interest rates, the Company has forward-starting interest rate swaps in place. The interest rate swaps convert the payment streams for approximately $80,000 of variable rate long-term borrowings to fixed interest rates beginning on various dates in 2014 and 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Tax-equivalent interest income on loans increased $376 for the second quarter of 2014 compared to the second quarter of 2013 and increased $351 compared to the first quarter of 2014. Year-to-date tax-equivalent interest income on loans increased $826 for the first six months of 2014 compared to the same period in 2013. The increase for the first six months of 2014 was due to the net effect of a $95,654 increase in average volume and a 29 basis point decline in yield. The Company continues to focus on expanding existing customer relationships and developing new relationships. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was down $40,853 for the second quarter of 2014 compared to the second quarter of 2013, while the yield increased 38 basis points for the same periods. For the first six months of 2014, the average balance of investment securities was $16,860 lower than in the first six months of 2013. The yield on the investment portfolio increased 46 basis points during the same time period. The decrease in average balances for both periods was largely attributable to sales of investment securities totaling $29,238 during the first quarter of 2014.

The average rate paid on deposits for the second quarter of 2014 was 15 basis points lower than the same quarter in 2013 and 2 basis points lower than the first quarter of 2014.  For the second quarter of 2014, average deposits increased $99,231 compared to the second quarter of 2013, while total interest expense declined $221. Average deposits increased $58,254 for the second quarter of 2014 as compared to the first quarter of 2014, while total interest expense increased only $15. The average rate paid on deposits for the first six months of 2014 declined to 29 basis points from 44 basis points for the same period last year. Total interest expense on deposits for the first six months of 2014 declined by $477 compared to the first six months of 2013, as the decline in rates exceeded the effect of a $78,819 increase in average interest-bearing deposits. Average interest-bearing demand and money market account balances increased significantly due to higher customer demand for the Insured Cash Sweep products. These products are reciprocal programs that provide FDIC insurance coverage for all participating deposits. The average balance of time deposits continues to decline as fewer customers consider time deposits a good option in the current low rate environment.

The average rate paid on other borrowings increased by 58 basis points compared to the first six months of 2013 for two reasons. The first was the Company's discontinuance of the securities sold under agreements to repurchase product in November 2013. These accounts were converted to deposit accounts. In the first six months of 2013, the amount of securities sold under agreements to repurchase averaged $51,316, with an average rate paid of 15 basis points. The second reason was the impact of the June 2013 decision by the Company to enter into two additional long-term borrowing arrangements that increased the average balance of borrowings by $14,599 for the first six months of 2014 compared to the same period in 2013 and had an average rate paid of 2.16 percent. Interest expense on borrowings is expected to increase by approximately $80 per quarter, beginning in the third quarter of 2014, due to an interest rate swap of $20,000 on long-term borrowings that became effective on June 30, 2014. Interest rates have remained lower for a time period longer than anticipated at the time of executing the interest rate swap agreement.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The allowance for loan losses is management's estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. Factors considered in establishing an appropriate allowance include: an assessment of the levels and trends of loans by segment; a review of delinquent and classified loans; assignment of specific reserves for loans considered impaired; the application of past experience factors for each segment of the portfolio; management's assessment of economic factors that may influence potential losses in the portfolio; and other external factors such as competition, legal and regulatory requirements.

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

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2014 and 2013 and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Balance at beginning of period	$13,283	$15,632	$(2,349)	$13,791	$15,529	$(1,738)
Charge-offs	(253)	(31)	(222)	(815)	(235)	(580)
Recoveries	33	358	(325)	87	515	(428)
Net charge-offs	(220)	327	(547)	(728)	280	(1,008)
Provision for loan losses charged to
operations	150	—	150	150	150	—
Balance at end of period	$13,213	$15,959	$(2,746)	$13,213	$15,959	$(2,746)

Average loans outstanding, excluding
loans held for sale	$1,040,929	$946,405		$1,025,818	$929,543

Ratio of annualized net charge-offs during
the period to average loans outstanding	0.08%	(0.14)%		0.14%	(0.06)%

Ratio of allowance for loan losses to average
loans outstanding	1.27%	1.69%		1.29%	1.72%
The allowance for loan losses represented 576.99 percent of nonperforming loans at June 30, 2014, compared to 473.10 percent at December 31, 2013. Approximately $579 of the 2014 year-to-date charge-offs related to two loan customers.

While the economic environments in Iowa and Minnesota continue to cautiously improve, the relative strength and growth of the economy is not back to pre-recession levels. The Company factored the length of the improving economy into the decision to slightly lower the economic factors within the allowance for loan losses evaluation in the first quarter of 2014. This reduction, as well as improving experience factors, offset the impact of growth in total loans outstanding during the first half of the year for the portion of the allowance for loan losses related to loans collectively evaluated for impairment. No further changes to the economic factors were deemed appropriate in the second quarter of 2014. In the first half of 2014, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. Management believes the resulting allowance for loan losses of $13,213 as of June 30, 2014 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended June 30,
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$714	$735	$(21)	(2.86)%
Debit card usage fees	453	431	22	5.10%
Trust services	332	238	94	39.50%
Gains and fees on sales of residential mortgages	376	226	150	66.37%
Increase in cash value of bank-owned life insurance	182	170	12	7.06%
Other income:
Loan fees	26	15	11	73.33%
Letter of credit fees	32	11	21	190.91%
All other income	203	191	12	6.28%
Total other income	261	217	44	20.28%
Total noninterest income	$2,318	$2,017	$301	14.92%

	Six Months Ended June 30,
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$1,393	$1,443	$(50)	(3.47)%
Debit card usage fees	863	824	39	4.73%
Trust services	650	477	173	36.27%
Gains and fees on sales of residential mortgages	602	737	(135)	(18.32)%
Increase in cash value of bank-owned life insurance	336	330	6	1.82%
Realized investment securities gains, net	506	—	506	N/A
Other income:
Loan fees	56	20	36	180.00%
Letter of credit fees	50	25	25	100.00%
Gain on sale of fixed assets	10	—	10	N/A
All other income	405	382	23	6.02%
Total other income	521	427	94	22.01%
Total noninterest income	$4,871	$4,238	$633	14.94%
The decline in service charges on deposit accounts for both the three and six months ended June 30, 2014, compared to the same time periods for 2013, were caused by lower nonsufficient funds fees partially offset by improvement in fees from commercial accounts. Debit card usage fees grew during the three and six months ended June 30, 2014 compared to the same time periods for 2013, as customers continued to increase their volume of electronic transactions.

Revenue from trust services increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 as a result of a combination of new business and strong asset values.

Gains and fees on sales of residential mortgages increased $150 for the second quarter of 2014 compared to the second quarter of 2013, despite lower loan volumes. A sudden rise in interest rates in June 2013 resulted in recognition of a net loss of $166 in that quarter. The volume of loans sold into the secondary market in the second quarter of 2014 was $6,078 lower than in the second quarter of 2013. The volume of loans sold into the secondary market increased $6,974 from the first quarter of 2014 as a result of seasonal changes in the housing markets in the Company's market areas.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Gains and fees on sales of residential mortgages declined to $602 during the first six months of 2014 compared to $737 for the first six months of 2013 due to the combination of lower volumes of loans sold into the secondary market and a lower proportion of refinancings as compared to purchase transactions, which have a lower level of fee income per loan. The year-to-date reduction in 2014 income was partially offset by the loss incurred during the second quarter of 2013 as mentioned above. The volume of loans sold into the secondary market was $27,964 for the first six months of 2014 as compared to $52,565 for the first six months of 2013. Approximately 20 percent of the originations in the first half of 2014 involved homeowners refinancing current mortgages as compared to approximately 70 percent for the first half of 2013. As long as interest rates remain low, management expects loan volumes for the second half of 2014 to remain similar to the first half of 2014.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014 resulting in a higher level of increases in cash value of bank-owned life insurance for the three and six months ended June 30, 2014 compared to the same time periods in 2013.

The Company recognized net gains on sales of investment securities of $506 in the first six months of 2014 and did not sell any securities during the first six months of 2013. All of the sales of investment securities in 2014 occurred during the first quarter. The Company sold certain collateralized mortgage obligations for net gains and also sold several municipal investment securities for gains. The transactions were completed without materially impacting the overall yield or duration of the portfolio.

The increase in loan fees during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was mainly due to increases in the amortized portion of commitment fees relating to two customers. Letter of credit fees increased due to increases in the amount of standby letters of credit activity for both the three and six months ended June 30, 2014 as compared to the same time periods for 2013.

Noninterest Expense

The following tables show the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended June 30,
Noninterest expense:	2014	2013	Change	Change %
Salaries and employee benefits	$3,987	$3,986	$1	0.03%
Occupancy	1,024	1,000	24	2.40%
Data processing	558	500	58	11.60%
FDIC insurance expense	190	176	14	7.95%
Other real estate owned expense (income)	109	(15)	124	826.67%
Professional fees	221	333	(112)	(33.63)%
Director fees	189	158	31	19.62%
Other expenses:
Marketing	42	117	(75)	(64.10)%
Business development	221	129	92	71.32%
Consulting fees	56	112	(56)	(50.00)%
Insurance expense	96	92	4	4.35%
Bank service charges and investment advisory fees	124	129	(5)	(3.88)%
Postage and courier	82	86	(4)	(4.65)%
Supplies	65	115	(50)	(43.48)%
All other	400	497	(97)	(19.52)%
Total other	1,086	1,277	(191)	(14.96)%
Total noninterest expense	$7,364	$7,415	$(51)	(0.69)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

	Six Months Ended June 30,
Noninterest expense:	2014	2013	Change	Change %
Salaries and employee benefits	$8,098	$7,955	$143	1.80%
Occupancy	2,035	1,933	102	5.28%
Data processing	1,080	983	97	9.87%
FDIC insurance expense	371	365	6	1.64%
Other real estate owned expense	395	1	394	39,400.00%
Professional fees	485	636	(151)	(23.74)%
Director fees	342	285	57	20.00%
Other expenses:
Marketing	94	209	(115)	(55.02)%
Business development	405	270	135	50.00%
Consulting fees	112	169	(57)	(33.73)%
Insurance expense	198	190	8	4.21%
Bank service charges and investment advisory fees	244	249	(5)	(2.01)%
Postage and courier	169	167	2	1.20%
Supplies	131	178	(47)	(26.40)%
All other	1,207	1,071	136	12.70%
Total other	2,560	2,503	57	2.28%
Total noninterest expense	$15,366	$14,661	$705	4.81%
A decline in mortgage-related commission expense, which is based upon mortgage loan activity, in the second quarter of 2014 allowed salaries and employee benefits to remain steady compared to the second quarter of 2013. The increase in salaries and employee benefits for the first six months of 2014 consisted primarily of normal salary increases and salaries for employees added in the past year ($188) and increased recognition of stock-based compensation costs ($74). These increases were partially offset by a decline in commission expense ($134).

Occupancy expense increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The increase for the first half of 2014 was partially the result of increases in rental expenses due to the March 2013 addition of the new Rochester, Minnesota location, an upgraded office in West Des Moines that was completed in March 2013, and the lease of additional space at the main bank location in February 2013. Also contributing to the increase in occupancy expenses for both the three and six month periods were higher depreciation and equipment service contract expenses related to continued technology upgrades.

Data processing expense increased for both the three and six month periods ended June 30, 2014 primarily because of the increased volume of debit card transactions and additional information security measures put in place in the past year.

In the first six months of 2014, other real estate owned expense increased by $394 compared to the same period last year as a result of valuation write-downs, repair costs for one property and a decline in gains on sales of other real estate owned. Valuation write-downs totaling $346 in the first half of 2014 resulted from the acceptance of an offer on one property. The sale of this property closed in July 2014. There were no property valuation write-downs in the first half of 2013.

Professional fees declined for the three and six months ended June 30, 2014 compared to the same time periods in 2013 due to lower legal fees. Director fees increased for both the three and six month periods ended June 30, 2014 as a result of increases in stock-based compensation costs, as well as an increase in the number of directors effective as of the 2013 annual meeting.

Marketing expense declined for the three and six months ended June 30, 2014 compared to the prior year primarily as a result of costs incurred in the first quarter of 2013 related to opening an upgraded office in West Des Moines and the opening of the previously mentioned location in Minnesota. The increase in business development costs in the three and six months ended June 30, 2014 was the result of expanding sponsorships of local events in the communities the Company serves.

Consulting fees were lower during the three and six months ended June 30, 2014 due to fees paid in the second quarter of 2013 related to the Company's repurchase of stock in June 2013. The decline in supplies expense for both periods was primarily due to one-time costs to reissue debit cards related to changing processors in the second quarter of 2013.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Income Tax Expense

The Company recorded income tax expense of $2,181 (31.5 percent of pre-tax income) and $4,140 (31.2 percent of pre-tax income), respectively, for the three and six months ended June 30, 2014, compared with $1,837 (29.9 percent of pre-tax income) and $3,538 (30.0 percent of pre-tax income), respectively, for the three and six months ended June 30, 2013.  The Company's consolidated income tax rate varied from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for 2013 was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit for the year ended December 31, 2013 was $420, with 2013 being the final year for the credit. The tax rate for both years was also impacted by federal low income housing credits.

FINANCIAL CONDITION

The Company had total assets of $1,535,693 as of June 30, 2014, an increase of 6.5 percent compared to total assets as of December 31, 2013. The most significant changes in the balance sheet were increases in outstanding loans and deposits.  A summary of changes in the components of the balance sheet are described in the following paragraphs.

Investment Securities

The balance of investment securities available for sale declined slightly since December 31, 2013. Collateralized mortgage obligations with a cost basis of approximately $25,209 were sold for a net gain of $341, and municipal securities with an amortized cost of approximately $3,524 were sold for a gain of $165 during the first quarter of 2014. The sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds primarily in agency and mortgage-backed securities at similar yields and durations.

As of June 30, 2014, approximately 63 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, we believe both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

As of June 30, 2014, the investment securities portfolio included one security which is considered to have OTTI and for which the Company is not accruing interest. That security is a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of June 30, 2014, this TPS, with a cost basis of $4,171, was valued at $2,207.  Management first considered this pooled TPS to have OTTI in 2009.  The fair value of this security has been increasing over the past two years as the outlook for future cash flows from the collateral within the TPS has improved. Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at June 30, 2014, has already been recorded against equity.

Loans and Nonperforming Assets

Loans outstanding increased $84,322 from $991,720 as of December 31, 2013 to $1,076,042 as of June 30, 2014. Growth in the loan portfolio during the first six months of 2014 was in the commercial, construction and land development, and commercial real estate segments. Management believes the growth is the result of some improvement in our local economies, continued growth in the Rochester, Minnesota location and the Company's business development efforts. The opening of the Rochester, Minnesota location in March 2013 and the addition of its experienced lenders has produced loan balances of approximately $32,200 as of June 30, 2014. The loan pipeline is good for all markets, and additional loan growth is expected over the next several quarters.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Credit quality of the Company's loan portfolio remains strong as nonperforming loans continued to decline and remain at less than half a percent of total loans outstanding as of June 30, 2014, as shown in the table below. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, was 6.54 percent as of June 30, 2014, down slightly from 7.69 percent as of December 31, 2013. The ratios for both dates were significantly better than peer group averages, which were approximately 16 percent as of March 31, 2014, according to data in the March 2014 Bank Holding Company Performance Report. Management believes that it continues to devote appropriate resources to monitoring and reducing nonperforming assets.

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	June 30, 2014	December 31, 2013	Change
Nonaccrual loans	$1,891	$2,398	$(507)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	399	517	(118)
Total nonperforming loans	2,290	2,915	(625)
Other real estate owned	5,005	5,800	(795)
Nonaccrual investment securities (2)	2,207	1,850	357
Total nonperforming assets	$9,502	$10,565	$(1,063)

Nonperforming loans to total loans	0.21%	0.29%	(0.08)%
Nonperforming assets to total assets	0.62%	0.73%	(0.11)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. There were two TDR loans as of June 30, 2014 and one TDR loan as of December 31, 2013, with balances of $695 and $670, respectively, included in the nonaccrual category.

(2)	Comprised of one pooled TPS as of both dates. The fair value for this OTTI security increases as the market improves.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The following tables set forth the activity within each category of nonperforming loans and assets for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$2,398	$—	$517	$2,915	$5,800	$1,850	$10,565
Increase in fair market value	—	—	—	—	—	357	357
Additions	681	326	—	1,007	1	—	1,008
Transfers:
Past due to nonaccrual	91	(91)	—	—	—	—	—
Troubled debt to past due	—	91	(91)	—	—	—	—
Nonaccrual to OREO	(313)	—	—	(313)	313	—	—
Upgrade in classification	—	(326)	—	(326)	—	—	(326)
Sales	—	—	—	—	(755)	—	(755)
Subsequent write-downs/
impairment	(632)	—	—	(632)	(354)	—	(986)
Payments	(334)	—	(27)	(361)	—	—	(361)
Balance at end of period	$1,891	$—	$399	$2,290	$5,005	$2,207	$9,502

	Six Months Ended June 30, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	282	282
Additions	836	5	—	841	(50)	—	791
Upgrade in classification	—	—	(186)	(186)	—	—	(186)
Sales	—	—	—	—	(274)	—	(274)
Subsequent write-downs/
impairment	(229)	(5)	—	(234)	—	—	(234)
Payments	(3,491)	—	(26)	(3,517)	—	—	(3,517)
Balance at end of period	$3,516	$—	$644	$4,160	$7,980	$1,616	$13,756
Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 6 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The following table provides the composition of other real estate owned as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Construction and development land	$4,834	$5,756
1-4 family residential properties	171	44
	$5,005	$5,800
The Company continues to actively market the assets included in the previous table.  Valuations of other real estate owned are updated by management at least annually, so that the properties are carried at current fair value less estimated disposal costs.  Fair values are determined by obtaining updated appraisals or other market information.  As of June 30, 2014, the construction and development land category included two properties in the Des Moines metropolitan area and one property in Missouri.  A sale of a portion of one of the Des Moines area properties, with a carrying value of $500, closed in July 2014. The 1-4 family residential category consists of two homes in the Des Moines area.

Other Assets

Bank-owned life insurance increased during the first six months of 2014 primarily due to an additional $5,000 purchase. In the current low interest rate environment, management considered the purchase a good alternative investment due to the tax-exempt status of the revenue associated with the asset. The reduction in other assets during the first six months of 2014 was largely due to the decline in the value of derivative instruments.

Deposits

Deposits increased $98,590 during the first six months of 2014, or approximately 8.5 percent compared to December 31, 2013.  The majority of the increase was in the savings category as total money market deposits increased by $67,242 during the first half of 2014. As reported in the first quarter of 2014, this increase in money market deposits included a $45,000 deposit of real estate taxes by a municipality, which were expected to be withdrawn by June 2014. Due to the municipality's funding needs, only $15,000 of that total has been withdrawn to date. The $16,808 increase in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time.

Time deposits as of June 30, 2014 and December 31, 2013 included $54,658 and $37,669, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. The increase in the first six months of 2014 was mainly due to additional deposits by two customers.

Borrowings

Federal funds purchased as of June 30, 2014 consisted of funds sold to West Bank by two Iowa banks. The balance of federal funds purchased declined $12,682 in the first six months of 2014, with the reduction attributed to the Company not utilizing its federal funds lines of credit with upstream correspondent banks at June 30, 2014 and lower balances held by the correspondent banks. Long-term debt declined $1,629 during the first six months of 2014 in accordance with the repayment terms of the agreements.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $58,575 as of June 30, 2014 compared with $42,425 as of December 31, 2013.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

As of June 30, 2014, West Bank had additional borrowing capacity available from the FHLB of approximately $164,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  The Company also has a $5,000 secured line of credit with a commercial bank that expires on August 5, 2015. Neither West Bank nor the Company was drawing on any of these lines of credit as of June 30, 2014.  Net cash from operating activities contributed $13,586 and $8,503 to liquidity for the six months ended June 30, 2014 and 2013, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2014.

The Company's total stockholders' equity increased to $132,077 at June 30, 2014 from $123,625 at December 31, 2013.  The increase was the result of net income less dividends paid plus an increase in other comprehensive income.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2014.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$165,965	13.18%	$100,771	8.00%	N/A	N/A
West Bank	159,087	12.94%	98,379	8.00%	$122,974	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	152,752	12.13%	50,386	4.00%	N/A	N/A
West Bank	145,874	11.86%	49,189	4.00%	73,784	6.00%

Tier I Leverage
Consolidated	152,752	10.10%	60,515	4.00%	N/A	N/A
West Bank	145,874	9.75%	59,873	4.00%	74,842	5.00%

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$160,737	13.94%	$92,265	8.00%	N/A	N/A
West Bank	155,666	13.86%	89,859	8.00%	$112,323	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	146,946	12.74%	46,133	4.00%	N/A	N/A
West Bank	141,875	12.63%	44,929	4.00%	67,394	6.00%

Tier I Leverage
Consolidated	146,946	10.04%	58,520	4.00%	N/A	N/A
West Bank	141,875	9.80%	57,882	4.00%	72,353	5.00%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 6, 2014, in July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum capital ratio requirements. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules will take effect for community banks January 1, 2015, subject to a transition period for certain parts of the rules. The complex final rules require continued careful review and analysis, but management believes the Company and West Bank will remain well-capitalized.

At June 30, 2014, tangible common equity as a percent of tangible assets was 8.60 percent compared to 8.57 percent as of December 31, 2013.

During 2013, the Company entered into a construction contract for the previously mentioned new main office for the eastern Iowa market. Progress billings of approximately $780 have been paid on the $3,054 contract through June 30, 2014. The construction, which began in December 2013, is being funded with liquid assets. A contract for the sale of the current eastern Iowa main office at $3,000 was executed on July 1, 2014 with an expected closing date in the fourth quarter of 2014. The sale should result in an after-tax gain of approximately $1,600 after utilizing capital loss carryforwards of approximately $1,500.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2014 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2013.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first six months of 2014 changed when compared to 2013.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information required by this item is set forth in Note 9 of the Notes to Consolidated Financial Statements included in Part 1 Item 1 of this report and incorporated herein by reference.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2014, there were no purchases of the Company's common shares under the stock repurchase plan as extended by the Board of Directors on April 23, 2014. Management was authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over a twelve month period. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. The previous authorization expired on April 24, 2014.

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

West Bancorporation, Inc.
(Registrant)

July 25, 2014	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

July 25, 2014	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 25, 2014		/s/ Marie I. Roberts
Date		Marie I. Roberts
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