Form 10-Q
period 2014-09-30
WEST BANCORPORATION INC
filed 2014-10-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Yes  ☐                      No  ☒

As of October 23, 2014, there were 16,018,734 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$34,480	$41,126
Federal funds sold	204	1,299
Cash and cash equivalents	34,684	42,425
Investment securities available for sale, at fair value	287,913	345,216
Investment securities held to maturity, at amortized cost (fair value of $51,120
at September 30, 2014 and $0 at December 31, 2013)	51,364	—
Federal Home Loan Bank stock, at cost	13,964	11,851
Loans held for sale	343	2,230
Loans	1,083,077	991,720
Allowance for loan losses	(13,345)	(13,791)
Loans, net	1,069,732	977,929
Premises and equipment, net	10,609	7,487
Accrued interest receivable	4,549	4,007
Bank-owned life insurance	31,910	26,376
Other real estate owned	4,495	5,800
Deferred tax assets, net	7,368	9,193
Other assets	5,870	9,890
Total assets	$1,522,801	$1,442,404
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$347,279	$332,230
Interest-bearing demand	217,141	233,613
Savings	495,613	451,855
Time of $100,000 or more	88,441	83,653
Other time	56,788	62,491
Total deposits	1,205,262	1,163,842
Federal funds purchased	3,870	16,622
Other short-term borrowings	40,000	—
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	96,511	95,392
Long-term debt	13,491	15,935
Accrued expenses and other liabilities	7,323	6,369
Total liabilities	1,387,076	1,318,779
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,018,734 and
15,976,204 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	3,000	3,000
Additional paid-in capital	18,794	18,411
Retained earnings	114,354	105,752
Accumulated other comprehensive (loss)	(423)	(3,538)
Total stockholders' equity	135,725	123,625
Total liabilities and stockholders' equity	$1,522,801	$1,442,404
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$11,934	$11,382	$34,936	$33,617
Investment securities:
Taxable securities	1,191	1,366	3,793	3,784
Tax-exempt securities	721	676	2,095	1,777
Federal funds sold	14	20	43	99
Total interest income	13,860	13,444	40,867	39,277
Interest expense:
Deposits	592	854	1,851	2,591
Federal funds purchased and securities sold under
agreements to repurchase	2	23	8	76
Other short-term borrowings	3	—	15	—
Subordinated notes	242	180	588	534
Federal Home Loan Bank advances	660	668	1,959	1,995
Long-term debt	72	93	233	98
Total interest expense	1,571	1,818	4,654	5,294
Net interest income	12,289	11,626	36,213	33,983
Provision for loan losses	100	(1,000)	250	(850)
Net interest income after provision for loan
losses	12,189	12,626	35,963	34,833
Noninterest income:
Service charges on deposit accounts	713	747	2,106	2,190
Debit card usage fees	443	527	1,306	1,351
Trust services	363	266	1,013	743
Gains and fees on sales of residential mortgages	457	212	1,059	949
Increase in cash value of bank-owned life insurance	198	162	534	492
Realized investment securities gains, net	210	—	716	—
Other income	246	216	767	643
Total noninterest income	2,630	2,130	7,501	6,368
Noninterest expense:
Salaries and employee benefits	3,961	4,007	12,059	11,962
Occupancy	1,072	984	3,107	2,917
Data processing	546	532	1,626	1,515
FDIC insurance expense	190	182	561	547
Other real estate owned expense	3	1,137	398	1,138
Professional fees	249	286	734	922
Director fees	183	145	525	430
Other expenses	1,190	1,140	3,750	3,643
Total noninterest expense	7,394	8,413	22,760	23,074
Income before income taxes	7,425	6,343	20,704	18,127
Income taxes	2,362	1,980	6,502	5,518
Net income	$5,063	$4,363	$14,202	$12,609

Basic earnings per common share	$0.32	$0.27	$0.89	$0.75
Diluted earnings per common share	$0.32	$0.27	$0.89	$0.75
Cash dividends declared per common share	$0.12	$0.11	$0.35	$0.31
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$5,063	$4,363	$14,202	$12,609
Other comprehensive income (loss):
Unrealized gains on securities for which a portion
of an other than temporary impairment has
been recorded in earnings:
Unrealized holding gains arising during the
period	225	187	583	469
Less: reclassification adjustment for impairment
losses realized in net income	—	—	—	—
Income tax (expense)	(86)	(72)	(222)	(179)
Other comprehensive income on available
for sale securities with other than temporary
impairment	139	115	361	290

Unrealized gains (losses) on securities without
other than temporary impairment:
Unrealized holding gains (losses) arising during
the period	88	(4,699)	7,473	(12,215)
Less: reclassification adjustment for net gains
realized in net income	(210)	—	(716)	—
Less: reclassification adjustment for amortization
of net unrealized gains on securities transferred
from available for sale to held to maturity,
realized in interest income	(3)	—	(3)	—
Income tax (expense) benefit	48	1,786	(2,566)	4,642
Other comprehensive income (loss) on
available for sale securities without other
than temporary impairment	(77)	(2,913)	4,188	(7,573)

Unrealized gains (losses) on derivatives arising
during the period	387	(577)	(2,386)	3,196
Less: reclassification adjustment for net loss on
derivatives realized in net income	73	—	73	—
Income tax (expense) benefit	(175)	220	879	(1,214)
Other comprehensive income (loss) on
derivatives	285	(357)	(1,434)	1,982
Total other comprehensive income (loss)	347	(3,155)	3,115	(5,301)
Comprehensive income	$5,410	$1,208	$17,317	$7,308

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(dollars in thousands, except per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$—	17,403,882	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	—	12,609	—	12,609
Other comprehensive loss, net of tax	—	—	—	—	—	(5,301)	(5,301)
Cash dividends declared, $0.31 per common share	—	—	—	—	(5,238)	—	(5,238)
Repurchase and cancellation of common stock	—	(1,440,592)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	272	—	—	272
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	12,914	—	(14)	—	—	(14)
Excess tax benefits from vesting of restricted stock units	—	—	—	16	—	—	16
Balance, September 30, 2013	$—	15,976,204	$3,000	$18,305	$103,227	$(3,375)	$121,157

Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	14,202	—	14,202
Other comprehensive income, net of tax	—	—	—	—	—	3,115	3,115
Cash dividends declared, $0.35 per common share	—	—	—	—	(5,600)	—	(5,600)
Stock-based compensation costs	—	—	—	456	—	—	456
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	42,530	—	(189)	—	—	(189)
Excess tax benefits from vesting of restricted stock units	—	—	—	116	—	—	116
Balance, September 30, 2014	$—	16,018,734	$3,000	$18,794	$114,354	$(423)	$135,725

See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$14,202	$12,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	(850)
Net amortization and accretion	2,843	3,821
(Gain) loss on disposition of premises and equipment	(1)	7
Investment securities gains, net	(716)	—
Stock-based compensation	456	272
Gain on sale of loans	(954)	(802)
Proceeds from sales of loans held for sale	49,250	79,275
Originations of loans held for sale	(46,409)	(75,531)
Gain on sales of other real estate owned	(21)	(168)
Write-down of other real estate owned	346	1,200
Increase in value of bank-owned life insurance	(534)	(492)
Depreciation	623	580
Deferred income taxes	(84)	482
Excess tax benefits from vesting of restricted stock units	(116)	(16)
Change in assets and liabilities:
Increase in accrued interest receivable	(542)	(829)
Decrease in other assets	1,687	417
Increase (decrease) in accrued expenses and other liabilities	1,070	(775)
Net cash provided by operating activities	21,350	19,200
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	80,060	61,714
Purchases of securities available for sale	(67,770)	(143,384)
Purchases of Federal Home Loan Bank stock	(12,448)	(2,107)
Proceeds from redemption of Federal Home Loan Bank stock	10,335	2,267
Net increase in loans	(92,438)	(31,737)
Net proceeds from sales of other real estate owned	1,363	1,130
Proceeds from sales of premises and equipment	13	—
Purchases of premises and equipment	(3,757)	(1,618)
Purchase of bank-owned life insurance	(5,000)	—
Net cash used in investing activities	(89,642)	(113,735)
Cash Flows from Financing Activities:
Net increase in deposits	41,420	31,216
Net decrease in federal funds purchased and securities sold under
agreements to repurchase	(12,752)	(11,138)
Net increase in other short-term borrowings	40,000	—
Proceeds from long-term borrowings	—	16,000
Principal payments on long-term borrowings	(2,444)	(15)
Common stock dividends paid	(5,600)	(5,238)
Repurchase and cancellation of common stock	—	(15,774)
Restricted stock units withheld for payroll taxes	(189)	(14)
Excess tax benefits from vesting of restricted stock units	116	16
Net cash provided by financing activities	60,551	15,053
Net decrease in cash and cash equivalents	(7,741)	(79,482)
Cash and Cash Equivalents:
Beginning	42,425	171,474
Ending	$34,684	$91,992

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,628	$5,235
Income taxes	3,650	5,125

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$394	$185
Purchases of premises financed by issuance of long-term borrowings	—	765
See accompanying Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 2014 and December 31, 2013, net income and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and other than temporary impairment (OTTI), the allowance for loan losses and the valuation of other real estate owned.

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a limited liability company) and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity). ICD IV was liquidated during the third quarter of 2014 because the underlying loan matured.  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, comprehensive income, or stockholders’ equity, to conform with the current period presentation.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2014	2013	2014	2013
Net income	$5,063	$4,363	$14,202	$12,609

Weighted average common shares outstanding(1)	16,016	15,973	15,999	16,786
Weighted average effect of restricted stock units
outstanding	24	42	39	44
Diluted weighted average common shares outstanding	16,040	16,015	16,038	16,830

Basic earnings per common share	$0.32	$0.27	$0.89	$0.75
Diluted earnings per common share	$0.32	$0.27	$0.89	$0.75

(1)	The decline in the average weighted average common shares outstanding for the nine months ended September 30, 2013 was due to the repurchase of 1,441 common shares in June 2013.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and estimated fair value of investment securities, by investment security type as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,639	$223	$(1)	$12,861
State and political subdivisions	53,248	1,312	(343)	54,217
Collateralized mortgage obligations (1)	134,573	1,169	(1,772)	133,970
Mortgage-backed securities (1)	69,043	453	(623)	68,873
Trust preferred securities	5,931	—	(2,588)	3,343
Corporate notes and equity securities	14,750	69	(170)	14,649
	$290,184	$3,226	$(5,497)	$287,913

Securities held to maturity:
State and political subdivisions	$51,364	$9	$(253)	$51,120

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,593	$278	$—	$12,871
State and political subdivisions	90,833	1,466	(4,511)	87,788
Collateralized mortgage obligations (1)	170,431	2,128	(3,911)	168,648
Mortgage-backed securities (1)	59,226	607	(1,677)	58,156
Trust preferred securities	5,923	—	(3,178)	2,745
Corporate notes and equity securities	15,332	75	(399)	15,008
	$354,338	$4,554	$(13,676)	$345,216

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

The Company had no securities in the held to maturity investment category as of December 31, 2013. In September 2014, the Company transferred 86 state and political subdivision securities with total amortized cost and estimated fair value of $50,882 and $51,371, respectively, from the available for sale securities classification to the held to maturity securities classification. Unrealized net gains, before tax, of $489 included in accumulated other comprehensive income at the time of transfer are being amortized to interest income over the remaining expected lives of the transferred securities.

Securities with an amortized cost of $5,231 and $6,803 as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure access to the Federal Reserve discount window and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2014, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	32,101	32,620
Due after five years through ten years	18,910	19,327
Due after ten years	34,048	31,751
	85,084	83,723
Collateralized mortgage obligations and mortgage-backed securities	203,616	202,843
Equity securities	1,484	1,347
	$290,184	$287,913
The amortized cost and fair value of investment securities held to maturity as of September 30, 2014, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	September 30, 2014
	Amortized Cost	Fair Value
Due after five years through ten years	$8,432	$8,377
Due after ten years	42,932	42,743
	$51,364	$51,120
The details of the sales of investment securities for the three and nine months ended September 30, 2014 and 2013 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$7,344	$—	$36,582	$—
Gross gains on sales	334	—	1,050	—
Gross losses on sales	124	—	334	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$5,058	$(1)	$—	$—	$5,058	$(1)
State and political subdivisions	10,068	(101)	11,452	(242)	21,520	(343)
Collateralized mortgage obligations	16,041	(95)	64,482	(1,677)	80,523	(1,772)
Mortgage-backed securities	—	—	33,174	(623)	33,174	(623)
Trust preferred securities	—	—	3,343	(2,588)	3,343	(2,588)
Corporate notes and equity securities	5,007	(20)	2,833	(150)	7,840	(170)
	$36,174	$(217)	$115,284	$(5,280)	$151,458	$(5,497)

Securities held to maturity:
State and political subdivisions	$46,828	$(253)	$—	$—	$46,828	$(253)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$49,324	$(4,342)	$1,439	$(169)	$50,763	$(4,511)
Collateralized mortgage obligations	96,744	(3,911)	—	—	96,744	(3,911)
Mortgage-backed securities	44,224	(1,677)	—	—	44,224	(1,677)
Trust preferred securities	—	—	2,745	(3,178)	2,745	(3,178)
Corporate notes and equity securities	8,196	(390)	508	(9)	8,704	(399)
	$198,488	$(10,320)	$4,692	$(3,356)	$203,180	$(13,676)
As of September 30, 2014, the available for sale investment portfolio with unrealized losses that have existed for longer than one year included 19 state and political subdivision securities, 16 collateralized mortgage obligation securities, eight mortgage-backed securities, two trust preferred securities (TPS), three corporate notes and three equity securities.

The Company believes the unrealized losses on its investments in state and political subdivisions, collateralized mortgage obligations, mortgage-backed securities, corporate notes and equity securities, and one TPS security shown above as of September 30, 2014, were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of September 30, 2014.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

As of September 30, 2014, the Company had one pooled TPS, ALESCO Preferred Funding X, Ltd., it has considered to have OTTI since 2009.  In accordance with ASC 325, a discounted cash flow model was used to determine the estimated fair value of this security. Based on that valuation, the security had an estimated fair value of $2,433 as of September 30, 2014 as compared to $1,850 at December 31, 2013.  As of September 30, 2014, the unrealized loss of $1,738 is reflected in accumulated other comprehensive (loss), net of taxes of $660.  The accumulated amount of credit-related losses recognized in earnings for the pooled TPS was $729 as of September 30, 2014, with no changes occurring since December 31, 2012. On a quarterly basis, the Company will continue to estimate the present value of cash flows expected to be collected over the life of the security.

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Commercial	$290,778	$258,010
Real estate:
Construction, land and land development	141,686	117,394
1-4 family residential first mortgages	51,643	50,349
Home equity	23,179	25,205
Commercial	565,773	532,139
Consumer and other loans	10,513	9,236
	1,083,572	992,333
Net unamortized fees and costs	(495)	(613)
	$1,083,077	$991,720
Real estate loans of approximately $527,589 and $480,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2014 and December 31, 2013, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to the Company's classification criteria. These loans involve the potential for payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of September 30, 2014 and December 31, 2013. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	September 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial	$614	$882
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	240	846
Home equity	320	—
Commercial	762	670
Consumer and other loans	—	—
Total nonaccrual loans	1,936	2,398
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans(1):
Commercial	—	—
Real estate:
Construction, land and land development	389	424
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	93
Consumer and other loans	—	—
Total troubled debt restructured loans	389	517
Total nonperforming loans	$2,325	$2,915

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. There were two TDR loans as of September 30, 2014 and one TDR loan as of December 31, 2013, with balances of $672 and $670, respectively, included in the nonaccrual category.

There were no loan modifications considered to be TDR during the three or nine months ended September 30, 2014. The pre- and post-modification recorded investment in TDR loans that occurred during the three and nine months ended September 30, 2013 totaled $31. The financial impact for specific reserves or from charge-offs for these modified loans was immaterial.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The recorded investment in TDR loans that have been modified within the twelve months preceding September 30, 2014 and 2013 that have subsequently had a payment default, totaled $0 and $135, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following tables summarize the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of September 30, 2014 and December 31, 2013, and the average recorded investment and interest income recognized on these loans for the three and nine months ended September 30, 2014 and 2013.

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$164	$310	$—	$200	$345	$—
Real Estate:
Construction, land and land development	390	992	—	423	1,025	—
1-4 family residential first mortgages	240	240	—	527	536	—
Home equity	87	87	—	—	—	—
Commercial	585	585	—	763	763	—
Consumer and other loans	—	—	—	—	—	—
	1,466	2,214	—	1,913	2,669	—
With an allowance recorded:
Commercial	561	561	413	807	807	560
Real Estate:
Construction, land and land development	1,028	1,028	500	2,037	2,037	1,300
1-4 family residential first mortgages	—	—	—	319	319	33
Home equity	232	232	232	—	—	—
Commercial	177	177	177	—	—	—
Consumer and other loans	—	—	—	—	—	—
	1,998	1,998	1,322	3,163	3,163	1,893
Total:
Commercial	725	871	413	1,007	1,152	560
Real Estate:
Construction, land and land development	1,418	2,020	500	2,460	3,062	1,300
1-4 family residential first mortgages	240	240	—	846	855	33
Home equity	319	319	232	—	—	—
Commercial	762	762	177	763	763	—
Consumer and other loans	—	—	—	—	—	—
	$3,464	$4,212	$1,322	$5,076	$5,832	$1,893

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$165	$—	$355	$—	$303	$—	$244	$9
Real estate:
Construction, land and land
development	394	3	437	4	403	11	1,791	13
1-4 family residential first
mortgages	302	—	510	—	378	7	594	1
Home equity	22	—	2	—	9	—	1	—
Commercial	663	—	1,854	2	708	3	1,962	5
Consumer and other loans	—	—	16	—	—	—	6	—
	1,546	3	3,174	6	1,801	21	4,598	28
With an allowance recorded:
Commercial	573	2	4,063	—	566	7	3,838	82
Real estate:
Construction, land and land
development	1,150	13	2,629	34	1,562	54	3,667	138
1-4 family residential first
mortgages	—	—	292	3	187	—	137	8
Home equity	236	—	108	—	94	—	311	11
Commercial	44	—	241	—	18	—	1,037	44
Consumer and other loans	—	—	—	—	—	—	—	—
	2,003	15	7,333	37	2,427	61	8,990	283
Total:
Commercial	738	2	4,418	—	869	7	4,082	91
Real estate:
Construction, land and land
development	1,544	16	3,066	38	1,965	65	5,458	151
1-4 family residential first
mortgages	302	—	802	3	565	7	731	9
Home equity	258	—	110	—	103	—	312	11
Commercial	707	—	2,095	2	726	3	2,999	49
Consumer and other loans	—	—	16	—	—	—	6	—
	$3,549	$18	$10,507	$43	$4,228	$82	$13,588	$311
The following table reconciles the balance of nonaccrual loans with impaired loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Nonaccrual loans	$1,936	$2,398
Troubled debt restructured loans	389	517
Other impaired loans still accruing interest	1,139	2,161
Total impaired loans	$3,464	$5,076
The balance of impaired loans at September 30, 2014 and December 31, 2013 was comprised of 13 and 17 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$227	$—	$123	$350	$290,428	$290,778	$—
Real estate:
Construction, land and
land development	—	—	—	—	141,686	141,686	—
1-4 family residential
first mortgages	172	177	—	349	51,294	51,643	—
Home equity	—	—	—	—	23,179	23,179	—
Commercial	—	177	—	177	565,596	565,773	—
Consumer and other	—	—	—	—	10,513	10,513	—
Total	$399	$354	$123	$876	$1,082,696	$1,083,572	$—
Nonaccrual loans included
above	$146	$354	$123	$623	$1,313	$1,936

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial	$407	$—	$200	$607	$257,403	$258,010	$—
Real estate:
Construction, land and
land development	—	—	—	—	117,394	117,394	—
1-4 family residential
first mortgages	103	240	539	882	49,467	50,349	—
Home equity	—	—	—	—	25,205	25,205	—
Commercial	110	268	—	378	531,761	532,139	—
Consumer and other	—	—	—	—	9,236	9,236	—
Total	$620	$508	$739	$1,867	$990,466	$992,333	$—
Nonaccrual loans included
above	$407	$240	$739	$1,386	$1,012	$2,398

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$282,488	$7,046	$1,244	$—	$290,778
Real estate:
Construction, land and land development	131,397	8,871	1,418	—	141,686
1-4 family residential first mortgages	50,705	568	370	—	51,643
Home equity	22,699	64	416	—	23,179
Commercial	553,009	9,301	3,463	—	565,773
Consumer and other	10,513	—	—	—	10,513
Total	$1,050,811	$25,850	$6,911	$—	$1,083,572

	December 31, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$244,766	$10,933	$2,311	$—	$258,010
Real estate:
Construction, land and land development	100,236	12,661	4,497	—	117,394
1-4 family residential first mortgages	48,766	408	1,175	—	50,349
Home equity	23,608	1,495	102	—	25,205
Commercial	517,441	7,309	7,389	—	532,139
Consumer and other	9,230	6	—	—	9,236
Total	$944,047	$32,812	$15,474	$—	$992,333
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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,898	$2,540	$553	$563	$5,609	$50	$13,213
Charge-offs	—	—	(10)	(60)	—	—	(70)
Recoveries	35	—	2	56	7	2	102
Provision (1)	347	(189)	66	(18)	(107)	1	100
Ending balance	$4,280	$2,351	$611	$541	$5,509	$53	$13,345

	Three Months Ended September 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,108	$3,933	$663	$441	$6,780	$34	$15,959
Charge-offs	(315)	—	(10)	—	—	(31)	(356)
Recoveries	34	—	3	99	—	2	138
Provision (1)	369	(158)	(38)	(171)	(1,032)	30	(1,000)
Ending balance	$4,196	$3,775	$618	$369	$5,748	$35	$14,741

	Nine Months Ended September 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(577)	—	(73)	(123)	(112)	—	(885)
Recoveries	87	8	4	80	7	3	189
Provision (1)	571	(689)	67	181	129	(9)	250
Ending balance	$4,280	$2,351	$611	$541	$5,509	$53	$13,345

	Nine Months Ended September 30, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(514)	—	(40)	(5)	—	(32)	(591)
Recoveries	254	42	121	212	2	22	653
Provision (1)	340	(883)	(100)	(406)	182	17	(850)
Ending balance	$4,196	$3,775	$618	$369	$5,748	$35	$14,741

(1)
The negative provisions for the various segments are related to either the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$413	$500	$—	$232	$177	$—	$1,322
Collectively evaluated for impairment	3,867	1,851	611	309	5,332	53	12,023
Total	$4,280	$2,351	$611	$541	$5,509	$53	$13,345

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$560	$1,300	$33	$—	$—	$—	$1,893
Collectively evaluated for impairment	3,639	1,732	580	403	5,485	59	11,898
Total	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$725	$1,418	$239	$320	$762	$—	$3,464
Collectively evaluated for impairment	290,053	140,268	51,404	22,859	565,011	10,513	1,080,108
Total	$290,778	$141,686	$51,643	$23,179	$565,773	$10,513	$1,083,572

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,007	$2,460	$846	$—	$763	$—	$5,076
Collectively evaluated for impairment	257,003	114,934	49,503	25,205	531,376	9,236	987,257
Total	$258,010	$117,394	$50,349	$25,205	$532,139	$9,236	$992,333

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

In June 2013, the Company entered into a forward-starting interest rate swap transaction with a total notional amount of $20,000, to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. This swap transaction was designated as a cash flow hedge of the variability in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt with a quarterly interest rate reset date. The effective date of this swap was June 30, 2014 and it was terminated in September 2014, when the fair value was $0. The swap was terminated because short-term interest rates had not risen since the swap was purchased and short-term interest rates are not expected to increase for at least another year. The Company's overall interest rate risk profile is not significantly adversely impacted because variable rate assets have been added to the balance sheet in the past year.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 6 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the nine months ended September 30, 2014 or 2013, and the Company estimates there will be approximately $430 of cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense through September 30, 2015. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of September 30, 2014, the counterparty had pledged $1,120 of required collateral in the form of cash on deposit with a third party. The Company was not required to pledge any collateral to the counterparty as of September 30, 2014.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2014 and December 31, 2013.

September 30, 2014		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$275	Other Assets	0.52%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	355	Other Assets	0.54%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	473	Other Assets	0.54%	2.52%	9/21/2020

December 31, 2013		Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$820	Other Assets	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	1,002	Other Assets	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	1,316	Other Assets	0.56%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	277	Other Assets	3.30%	4.88%	6/30/2019
The following tables identify the pre-tax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2014 and 2013.

		Nine Months Ended September 30, 2014
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(545)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(647)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(843)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(277)	Interest Expense	(73)	Other Income	—

		Nine Months Ended September 30, 2013
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$841	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	973	Interest Expense	—	Other Income	—
Interest rate swap	(3)	1,228	Interest Expense	—	Other Income	—
Interest rate swap	(4)	154	Interest Expense	—	Other Income	—

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2014.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2014 and December 31, 2013.

	September 30, 2014
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,861	$—	$12,861	$—
State and political subdivisions	54,217	—	54,217	—
Collateralized mortgage obligations	133,970	—	133,970	—
Mortgage-backed securities	68,873	—	68,873	—
Trust preferred securities	3,343	—	910	2,433
Corporate notes and equity securities	14,649	14,349	300	—
Total investment securities available for sale	287,913	14,349	271,131	2,433
Derivative instruments:
Interest rate swaps	1,103	—	1,103	—
Total assets measured at fair value on a recurring basis	$289,016	$14,349	$272,234	$2,433

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. government agencies and corporations	$12,871	$—	$12,871	$—
State and political subdivisions	87,788	—	87,788	—
Collateralized mortgage obligations	168,648	—	168,648	—
Mortgage-backed securities	58,156	—	58,156	—
Trust preferred securities	2,745	—	895	1,850
Corporate notes and equity securities	15,008	14,708	300	—
Total investment securities available for sale	345,216	14,708	328,658	1,850
Derivative instruments:
Interest rate swaps	3,415	—	3,415	—
Total assets measured at fair value on a recurring basis	$348,631	$14,708	$332,073	$1,850
The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.), which is considered to have OTTI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$2,207	$1,616	$1,850	$1,334
Transfer into level 3	—	—	—	—
Total gains:
Included in earnings	—	—	—	—
Included in other comprehensive income	226	186	583	468
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$2,433	$1,802	$2,433	$1,802

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present additional quantitative information about assets measured on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2014 and December 31, 2013.

September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$2,433	Discounted cash flow	Discount rate	NA (14.0%)

			Prepayment rate	0.0% - 75.0% (5.0%)

			Probability of default	1.7% - 100.0% (16.1%)

			Expected losses on	20.0% - 100.0% (88.5%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (26.1%)
for deferring collateral

December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
ALESCO Preferred Funding X, Ltd.	$1,850	Discounted cash flow	Discount rate	NA (17.0%)

			Prepayment rate	0.0% - 75.0% (5.6%)

			Probability of default	1.9% - 100.0% (18.9%)

			Expected losses on	20.0% - 100.0% (88.3%)
defaulted collateral

			Recovery probabilities	0.0% - 75.0% (29.8%)
for deferring collateral

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of September 30, 2014 and December 31, 2013.

	September 30, 2014
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$676	$—	$—	$676
Other real estate owned	4,495	—	—	4,495
Total	$5,171	$—	$—	$5,171

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,270	$—	$—	$1,270
Other real estate owned	5,800	—	—	5,800
Total	$7,070	$—	$—	$7,070
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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$676	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	4,495	Appraisal	Appraisal adjustment	0.0% - 20.0% (11.2%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,270	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,800	Appraisal	Appraisal adjustment	0.0% - 50.0% (10.6%)
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

Investment securities held to maturity: The fair values of these securities, which are all state and political subdivisions, are determined by the same method described previously for investment securities available for sale.

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

Borrowings:  The carrying amounts of federal funds purchased, other short-term borrowings and variable rate long-term borrowings approximate their fair values.  Fair values of FHLB advances, subordinated notes and other long-term borrowings are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table includes the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$34,480	$34,480	$41,126	$41,126
Federal funds sold	Level 1	204	204	1,299	1,299
Investment securities available for sale	See previous table	287,913	287,913	345,216	345,216
Investment securities held to maturity	Level 2	51,364	51,120	—	—
Federal Home Loan Bank stock	Level 1	13,964	13,964	11,851	11,851
Loans held for sale	Level 2	343	349	2,230	2,242
Loans, net(1)	Level 2	1,069,732	1,081,584	977,929	990,811
Accrued interest receivable	Level 1	4,549	4,549	4,007	4,007
Interest rate swaps	See previous table	1,103	1,103	3,415	3,415
Financial liabilities:
Deposits	Level 2	1,205,262	1,205,937	1,163,842	1,165,112
Federal funds purchased	Level 1	3,870	3,870	16,622	16,622
Other short-term borrowings	Level 1	40,000	40,000	—	—
Accrued interest payable	Level 1	455	455	429	429
Subordinated notes	Level 2	20,619	13,310	20,619	11,819
Federal Home Loan Bank advances, net	Level 2	96,511	95,605	95,392	94,785
Long-term debt	Level 2	13,491	13,380	15,935	16,112
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $676 and $1,270 as of September 30, 2014 and December 31, 2013, respectively, which are level 3.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2014 and 2013.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	361	4,634	(1,479)	3,516
Amounts reclassified from accumulated other
comprehensive income	—	(446)	45	(401)
Net current period other comprehensive income (loss)	361	4,188	(1,434)	3,115
Balance, September 30, 2014	$(1,078)	$(29)	$684	$(423)

Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Other comprehensive income (loss) before
reclassifications	290	(7,573)	1,982	(5,301)
Amounts reclassified from accumulated other
comprehensive income	—	—	—	—
Net current period other comprehensive income (loss)	290	(7,573)	1,982	(5,301)
Balance, September 30, 2013	$(1,469)	$(3,427)	$1,521	$(3,375)
8.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Allowance for loan losses	$5,071	$5,241
Net unrealized losses on securities available for sale	678	3,466
Investment security impairment	106	106
Intangibles	1,156	1,387
Other real estate owned	1,016	1,572
Accrued expenses	796	819
Restricted stock compensation	116	140
State net operating loss carryforward	825	647
Capital loss carryforward	4,063	4,063
Other deferred tax assets	44	56
Net deferred loan fees and costs	(333)	(280)
Net unrealized gains on interest rate swaps	(418)	(1,297)
Premises and equipment	(419)	(559)
Loans	—	(1,038)
Other deferred tax liabilities	(339)	(314)
Net deferred tax assets before valuation allowance	12,362	14,009
Valuation allowance	(4,994)	(4,816)
Net deferred tax assets	$7,368	$9,193

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, federal and state capital loss carryforwards, and investment security impairment as management believes it is more likely than not that such carryforwards will expire without being fully utilized.

9.  Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Commitments to extend credit	$469,749	$388,197
Standby letters of credit	14,654	3,546
	$484,403	$391,743
West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the current Commitment is through January 16, 2015.  At September 30, 2014, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $476.

The Company has commitments to invest in four qualified affordable housing projects totaling $4,635 as of September 30, 2014.

On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. West Bank believes it has substantial defenses and is vigorously defending the action. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of the Plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings. The appeals should be decided sometime in 2015. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.
Except as described above, neither the Company nor West Bank are parties to any other material pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is subject to any such proceeding. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2014

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank, West Bank's wholly owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity).  ICD IV was liquidated during the third quarter of 2014 because the underlying loan matured. Results of operations for the three and nine months ended September 30, 2014 are compared to the results for the same periods in 2013, and the consolidated financial condition of the Company as of September 30, 2014 is compared to balances as of December 31, 2013. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended September 30, 2014 was $5,063, or $0.32 per diluted common share, compared to $4,363, or $0.27 per diluted common share for the three months ended September 30, 2013. The Company's annualized return on average assets and return on average equity for the third quarter of 2014 were 1.32 and 15.00 percent, respectively, compared to 1.19 and 14.41 percent, respectively, for the same period in 2013.

The increase in net income for the third quarter of 2014 compared to the same period last year was mainly due to a $663 increase in net interest income, a $210 gain on sales of investment securities and a $1,134 reduction in other real estate owned expenses. The improvements were offset by a $1,100 increase in provision for loan losses due to recording a negative provision in the third quarter of 2013. The 5.7 percent increase in net interest income was primarily the result of the combination of loan growth and lower deposit rates.

Net income for the nine months ended September 30, 2014 was $14,202, or $0.89 per diluted common share, compared to $12,609, or $0.75 per diluted common share, for the nine months ended September 30, 2013. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2014 were 1.27 and 14.61 percent, respectively, compared to 1.17 and 13.02 percent, respectively, for the nine months ended September 30, 2013.

The increase in net income for the first nine months of 2014 compared to the same period last year was primarily due to a $2,230 increase in net interest income, recognition of $716 of investment securities net gains, a $270 increase in trust fees and a $740 reduction in other real estate owned expenses. Like the third quarter of 2014, the improvements were offset by a $1,100 increase in the provision for loan losses. Net interest income for the nine months ended September 30, 2014 was up 6.6 percent over the same period last year primarily as the result of loan growth, higher average yields on investment securities and lower deposit rates. Trust fees increased 36.3 percent due to new business and strong asset values. The reduction in other real estate owned expenses was due to a drop of $854 in valuation write-downs along with lower costs for a smaller number of properties held. The Company recorded a negative provision for loan losses of $1,000 in the third quarter of 2013 due to the improved credit quality of the loan portfolio.

During the third quarter of 2014, total loans outstanding increased $7,035 compared to the end of the second quarter of 2014 and increased $91,357 during the first nine months of the year compared to December 31, 2013. Management believes the loan portfolio will continue to grow during the remainder of 2014 as the demand for commercial, construction and development, and commercial real estate loans appears to be growing in all three of the Company's markets. Total loans outstanding in the Rochester, Minnesota location, which opened in March 2013, increased approximately $27,000 during the first nine months of 2014.

As of September 30, 2014, the allowance for loan losses was 1.23 percent of loans outstanding, and management believes that such amount was adequate to absorb any losses inherent in the loan portfolio.

Construction is underway on a new main office in Coralville for the eastern Iowa market, with occupancy expected around January 15, 2015. A $3,000 contract for the sale of the current eastern Iowa main office was executed on July 1, 2014, with an expected closing date at the end of October 2014. The sale should result in an after-tax gain of approximately $1,600 after utilizing capital loss carryforwards of approximately $1,500. As previously disclosed, the Company purchased land in Rochester, Minnesota during the first quarter of 2014. It is anticipated that the Company will begin building an office on this land in 2015 and will relocate its current leased branch office to the new permanent location upon its completion.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The Company was recently named by Sandler O'Neill + Partners, L.P. to its Sm-All Stars list for the third consecutive year. The list is comprised of top-performing small-cap banks and thrifts in the United States. Out of 443 comparable banks across America, only 35 were named as 2014 Sm-All Stars.  West Bank is the sole Iowa or Minnesota bank on the list and one of very few in the Midwest. Only one other bank in the nation has received this honor three years running. The criteria used to determine the 2014 Sm-All Stars concentrate on growth, profitability, credit quality and capital strength.

The Board of Directors declared an increased quarterly dividend of $0.14 per common share at its meeting on October 22, 2014. This was a 16.7 percent increase over the dividend for the prior quarter. The dividend is payable on November 19, 2014, to shareholders of record as of November 5, 2014.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2014 compared with the same period in 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	Change %	2014	2013	Change	Change %
Net income	$5,063	$4,363	$700	16.0%	$14,202	$12,609	$1,593	12.6%
Average assets	1,517,145	1,459,442	57,703	4.0%	1,493,024	1,442,336	50,688	3.5%
Average stockholders' equity	133,896	120,155	13,741	11.4%	129,958	129,504	454	0.4%

Return on average assets	1.32%	1.19%	0.13%		1.27%	1.17%	0.1%
Return on average equity	15.00%	14.41%	0.59%		14.61%	13.02%	1.59%
Net interest margin	3.56%	3.49%	0.07%		3.58%	3.45%	0.13%
Efficiency ratio*	48.39%	51.14%	(2.75)%		50.16%	52.70%	(2.54)%
Dividend payout ratio	37.96%	40.27%	(2.31)%		39.43%	41.54%	(2.11)%
Average equity to average
assets ratio	8.83%	8.23%	0.6%		8.70%	8.98%	(0.28)%

					As of September 30,
					2014	2013	Change
Texas ratio*					6.21%	12.46%	(6.25)%
Equity to assets ratio					8.91%	8.24%	0.67%
Tangible common equity ratio					8.91%	8.24%	0.67%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

•	Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2014	2013	Change	Change- %	2014	2013	Change	Change- %	2014	2013	Change
Interest-earning assets:
Loans:
Commercial	$273,249	$242,010	$31,239	12.91%	$2,897	$2,569	$328	12.77%	4.21%	4.21%	—%
Real estate	784,995	717,991	67,004	9.33%	9,134	8,851	283	3.20%	4.62%	4.89%	(0.27)%
Consumer and other	10,408	8,246	2,162	26.22%	101	97	4	4.12%	3.85%	4.67%	(0.82)%
Total loans	1,068,652	968,247	100,405	10.37%	12,132	11,517	615	5.34%	4.50%	4.72%	(0.22)%

Investment securities:
Taxable	249,488	293,424	(43,936)	(14.97)%	1,191	1,365	(174)	(12.75)%	1.91%	1.86%	0.05%
Tax-exempt	95,183	86,576	8,607	9.94%	1,089	1,015	74	7.29%	4.58%	4.69%	(0.11)%
Total investment securities	344,671	380,000	(35,329)	(9.30)%	2,280	2,380	(100)	(4.20)%	2.65%	2.51%	0.14%

Federal funds sold and short-
term investments	20,342	28,837	(8,495)	(29.46)%	13	20	(7)	(35.00)%	0.25%	0.28%	(0.03)%
Total interest-earning assets	$1,433,665	$1,377,084	$56,581	4.11%	14,425	13,917	508	3.65%	3.99%	4.01%	(0.02)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$742,875	$664,832	$78,043	11.74%	307	420	(113)	(26.90)%	0.16%	0.25%	(0.09)%
Time deposits	151,089	164,821	(13,732)	(8.33)%	285	435	(150)	(34.48)%	0.75%	1.05%	(0.30)%
Total deposits	893,964	829,653	64,311	7.75%	592	855	(263)	(30.76)%	0.26%	0.41%	(0.15)%
Other borrowed funds	139,980	191,395	(51,415)	(26.86)%	979	964	15	1.56%	2.77%	2.00%	0.77%
Total interest-bearing
liabilities	$1,033,944	$1,021,048	$12,896	1.26%	1,571	1,819	(248)	(13.63)%	0.60%	0.71%	(0.11)%

Tax-equivalent net interest income					$12,854	$12,098	$756	6.25%
Net interest spread									3.39%	3.30%	0.09%
Net interest margin									3.56%	3.49%	0.07%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2014	2013	Change	Change- %	2014	2013	Change	Change- %	2014	2013	Change
Interest-earning assets:
Loans:
Commercial	$265,839	$252,172	$13,667	5.42%	$8,441	$8,352	$89	1.07%	4.25%	4.43%	(0.18)%
Real estate	766,026	684,722	81,304	11.87%	26,717	25,398	1,319	5.19%	4.66%	4.96%	(0.30)%
Consumer and other	9,607	7,323	2,284	31.19%	291	258	33	12.79%	4.05%	4.71%	(0.66)%
Total loans	1,041,472	944,217	97,255	10.30%	35,449	34,008	1,441	4.24%	4.55%	4.82%	(0.27)%

Investment securities:
Taxable	255,356	293,691	(38,335)	(13.05)%	3,793	3,783	10	0.26%	1.98%	1.72%	0.26%
Tax-exempt	91,615	76,363	15,252	19.97%	3,163	2,664	499	18.73%	4.60%	4.65%	(0.05)%
Total investment securities	346,971	370,054	(23,083)	(6.24)%	6,956	6,447	509	7.90%	2.67%	2.32%	0.35%

Federal funds sold and short-
term investments	22,152	50,607	(28,455)	(56.23)%	43	99	(56)	(56.57)%	0.26%	0.26%	—%
Total interest-earning assets	$1,410,595	$1,364,878	$45,717	3.35%	42,448	40,554	1,894	4.67%	4.02%	3.97%	0.05%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$730,780	$637,556	$93,224	14.62%	904	1,183	(279)	(23.58)%	0.17%	0.25%	(0.08)%
Time deposits	153,644	172,938	(19,294)	(11.16)%	947	1,408	(461)	(32.74)%	0.82%	1.09%	(0.27)%
Total deposits	884,424	810,494	73,930	9.12%	1,851	2,591	(740)	(28.56)%	0.28%	0.43%	(0.15)%
Other borrowed funds	144,556	185,597	(41,041)	(22.11)%	2,803	2,703	100	3.70%	2.59%	1.95%	0.64%
Total interest-bearing
liabilities	$1,028,980	$996,091	$32,889	3.30%	4,654	5,294	(640)	(12.09)%	0.60%	0.71%	(0.11)%

Tax-equivalent net interest income					$37,794	$35,260	$2,534	7.19%
Net interest spread									3.42%	3.26%	0.16%
Net interest margin									3.58%	3.45%	0.13%
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by the average of total interest-earning assets for the period.

The net interest margin for the three months ended September 30, 2014 increased 7 basis points to 3.56 percent compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, the net interest margin increased 13 basis points to 3.58 percent compared to the same period last year. The $2,534 increase in tax-equivalent net interest income for the nine months ended September 30, 2014 compared to the same time period last year was primarily the result of growth in loans, an increase in yields on investment securities and a decline in the rate paid on interest-bearing deposits. Interest rates on a number of deposit products were reduced on December 30, 2013. Management believes the net interest margin will remain under pressure as monetary policies of the Federal Reserve are expected to keep market rates low for at least the first half of 2015. To prevent a negative impact to interest expense in the event of a future rise in market interest rates, the Company has forward-starting interest rate swaps in place. The interest rate swaps convert the payment streams for approximately $80,000 of variable rate long-term borrowings to fixed interest rates beginning on various dates in 2014 and 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Tax-equivalent interest income on loans increased $615 for the third quarter of 2014 compared to the third quarter of 2013 and increased $298 compared to the second quarter of 2014. Year-to-date tax-equivalent interest income on loans increased $1,441 for the first nine months of 2014 compared to the same period in 2013. The increase for the first nine months of 2014 was due to the net effect of a $97,255 increase in average volume offsetting a 27 basis point decline in yield. The Company continues to focus on expanding existing customer relationships and developing new relationships. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was down $35,329 for the third quarter of 2014 compared to the third quarter of 2013, while the yield increased 14 basis points for the same periods. For the first nine months of 2014, the average balance of investment securities was $23,083 lower than in the first nine months of 2013. The yield on the investment portfolio increased 35 basis points during the same time period. The decrease in average balances for both periods was attributable to the combination of sales of investment securities and paydowns received on collateralized mortgage obligations and mortgage-backed securities exceeding investment securities purchases.

The average rate paid on deposits for the third quarter of 2014 was 15 basis points lower than the same quarter in 2013 and 2 basis points lower than the second quarter of 2014.  For the third quarter of 2014, average interest-bearing deposits increased $64,311 compared to the third quarter of 2013, while total interest expense on deposits declined $263. Average deposits declined $14,577 for the third quarter of 2014 compared to the second quarter of 2014, while total interest expense was down $45. The average rate paid on deposits for the first nine months of 2014 declined to 28 basis points from 43 basis points for the same period last year. Total interest expense on deposits for the first nine months of 2014 declined by $740 compared to the first nine months of 2013, as the decline in rates exceeded the effect of a $73,930 increase in average interest-bearing deposits. Average interest-bearing demand and money market account balances increased significantly due to higher customer demand for the Insured Cash Sweep products. These products are reciprocal programs that provide FDIC insurance coverage for all participating deposits. The average balance of time deposits continues to decline as fewer customers consider time deposits a good option in the current low rate environment.

The average rate paid on other borrowings increased by 64 basis points compared to the first nine months of 2013 for two reasons. The first was the Company's discontinuance of the securities sold under agreements to repurchase product in November 2013. These accounts were converted to deposit accounts. In the first nine months of 2013, the amount of securities sold under agreements to repurchase averaged $51,084, with an average rate paid of 15 basis points. The second reason was the impact of the June 2013 decision by the Company to enter into two additional long-term borrowing arrangements that increased the average balance of long-term borrowings by $8,684 for the first nine months of 2014 compared to the same period in 2013 and had an average rate paid of 2.13 percent.

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

Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central and eastern Iowa and Rochester, Minnesota.  The local economies in which the Company operates are comprised primarily of service industries and state and county governments.

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

The Company's policy is to charge off loans when, in management's opinion, the loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Balance at beginning of period	$13,213	$15,959	$(2,746)	$13,791	$15,529	$(1,738)
Charge-offs	(70)	(356)	286	(885)	(591)	(294)
Recoveries	102	138	(36)	189	653	(464)
Net (charge-offs) recoveries	32	(218)	250	(696)	62	(758)
Provision for loan losses charged (credited)
to operations	100	(1,000)	1,100	250	(850)	1,100
Balance at end of period	$13,345	$14,741	$(1,396)	$13,345	$14,741	$(1,396)

Average loans outstanding, excluding
loans held for sale	$1,067,023	$965,881		$1,039,704	$941,789

Ratio of annualized net charge-offs
(recoveries) during the period
to average loans outstanding	(0.01)%	0.09%		0.09%	(0.01)%

Ratio of allowance for loan losses to average
loans outstanding	1.25%	1.53%		1.28%	1.57%
The allowance for loan losses represented 573.98 percent of nonperforming loans at September 30, 2014 compared to 473.10 percent at December 31, 2013. Approximately $654 of the 2014 year-to-date charge-offs related to three loan customers.

While the economic environments in Iowa and Minnesota continue to cautiously improve, the relative strength and growth of those economies is not back to pre-recession levels. The Company factored the length of the improving economy into the decision to slightly lower the economic factors within the allowance for loan losses evaluation in the first quarter of 2014. This reduction, as well as improving experience factors, offset the impact of growth in total loans outstanding during the first nine months of the year for the portion of the allowance for loan losses related to loans collectively evaluated for impairment. No further changes to the economic factors were deemed appropriate in the third quarter of 2014. In the first nine months of 2014, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. Management believes the resulting allowance for loan losses of $13,345 as of September 30, 2014 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended September 30,
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$713	$747	$(34)	(4.55)%
Debit card usage fees	443	527	(84)	(15.94)%
Trust services	363	266	97	36.47%
Gains and fees on sales of residential mortgages	457	212	245	115.57%
Increase in cash value of bank-owned life insurance	198	162	36	22.22%
Realized investment securities gains, net	210	—	210	N/A
Other income:
Loan fees	28	24	4	16.67%
Letter of credit fees	38	12	26	216.67%
ATM fees	15	10	5	50.00%
All other income	165	170	(5)	(2.94)%
Total other income	246	216	30	13.89%
Total noninterest income	$2,630	$2,130	$500	23.47%

	Nine Months Ended September 30,
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$2,106	$2,190	$(84)	(3.84)%
Debit card usage fees	1,306	1,351	(45)	(3.33)%
Trust services	1,013	743	270	36.34%
Gains and fees on sales of residential mortgages	1,059	949	110	11.59%
Increase in cash value of bank-owned life insurance	534	492	42	8.54%
Realized investment securities gains, net	716	—	716	N/A
Other income:
Loan fees	84	44	40	90.91%
Letter of credit fees	88	37	51	137.84%
ATM fees	44	25	19	76.00%
All other income	551	537	14	2.61%
Total other income	767	643	124	19.28%
Total noninterest income	$7,501	$6,368	$1,133	17.79%
The decline in service charges on deposit accounts for both the three and nine months ended September 30, 2014 compared to the same time periods for 2013 was caused by lower nonsufficient funds fees partially offset by increased fees from commercial accounts.

Debit card usage fees declined during the three and nine months ended September 30, 2014 compared to the same time periods for 2013 due to the 2013 third quarter change in processors, which caused a one-time increase in fees of approximately $100 in that quarter. Despite the decrease in fees, overall, customers continued to increase their volume of electronic transactions.

Revenue from trust services increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of a combination of new business and strong asset values.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Gains and fees on sales of residential mortgages increased $245 for the third quarter of 2014 compared to the third quarter of 2013 and increased $110 during the first nine months of 2014 compared to the first nine months of 2013, despite lower loan volumes. The volume of loans sold into the secondary market was $48,296 for the first nine months of 2014 as compared to $78,473 for the first nine months of 2013 and was $5,575 lower for the third quarter of 2014 than the third quarter of 2013. Despite the lower volumes, gains and fees from sales of residential mortgages increased for both time periods. A sudden rise in interest rates that occurred in June 2013 caused a significant decline of the gains recognized per loan sold in the third quarter of 2013. Mortgage interest rates have remained steady throughout 2014, which has allowed the amount of gains per loan sold to be higher for both time periods in 2014 as compared to the same periods in 2013. The volume of loans sold into the secondary market increased $2,863 from the second quarter of 2014. Despite low interest rates, the housing market remains sluggish.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014, resulting in a higher level of increases in cash value of bank-owned life insurance for the three and nine months ended September 30, 2014 compared to the same time periods in 2013.

The Company recognized net gains on sales of investment securities of $716 in the first nine months of 2014 and did not sell any securities during the first nine months of 2013. The Company had sales of securities of $7,344 that resulted in gains of $210 during the third quarter of 2014, with the rest of the sales occurring in the first quarter of 2014. The Company sold certain collateralized mortgage obligations, several municipal investment securities and one corporate bond for net gains. The transactions were completed without materially impacting the overall yield or duration of the portfolio.

The increase in loan fees during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013 was mainly due to increases in the amortization of commitment fees. Letter of credit fees increased due to a higher volume of standby letters of credit activity for both the three and nine months ended September 30, 2014 as compared to the same time periods for 2013. ATM fees increased for both the three and nine months ended September 30, 2014 due to the previously mentioned switch in processors, resulting in an increase in the number of transactions subject to surcharge fees.

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

	Three Months Ended September 30,
Noninterest expense:	2014	2013	Change	Change %
Salaries and employee benefits	$3,961	$4,007	$(46)	(1.15)%
Occupancy	1,072	984	88	8.94%
Data processing	546	532	14	2.63%
FDIC insurance expense	190	182	8	4.40%
Other real estate owned expense	3	1,137	(1,134)	(99.74)%
Professional fees	249	286	(37)	(12.94)%
Director fees	183	145	38	26.21%
Other expenses:
Marketing	46	69	(23)	(33.33)%
Business development	140	133	7	5.26%
Consulting fees	84	58	26	44.83%
Insurance expense	93	89	4	4.49%
Bank service charges and investment advisory fees	140	122	18	14.75%
Postage and courier	79	81	(2)	(2.47)%
Supplies	65	75	(10)	(13.33)%
All other	543	513	30	5.85%
Total other	1,190	1,140	50	4.39%
Total noninterest expense	$7,394	$8,413	$(1,019)	(12.11)%

	Nine Months Ended September 30,
Noninterest expense:	2014	2013	Change	Change %
Salaries and employee benefits	$12,059	$11,962	$97	0.81%
Occupancy	3,107	2,917	190	6.51%
Data processing	1,626	1,515	111	7.33%
FDIC insurance expense	561	547	14	2.56%
Other real estate owned expense	398	1,138	(740)	(65.03)%
Professional fees	734	922	(188)	(20.39)%
Director fees	525	430	95	22.09%
Other expenses:
Marketing	140	278	(138)	(49.64)%
Business development	545	403	142	35.24%
Consulting fees	196	227	(31)	(13.66)%
Insurance expense	291	279	12	4.30%
Bank service charges and investment advisory fees	384	371	13	3.50%
Postage and courier	248	248	—	—%
Supplies	196	253	(57)	(22.53)%
All other	1,750	1,584	166	10.48%
Total other	3,750	3,643	107	2.94%
Total noninterest expense	$22,760	$23,074	$(314)	(1.36)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Salaries and employee benefits costs for the third quarter of 2014 declined slightly compared to the third quarter of 2013 because of a decline in mortgage-related commission expense and a small amount of staff turnover. The year-to-date increase in salaries and employee benefits for the first nine months of 2014 compared to the same period in 2013 consisted primarily of normal merit increases ($174) and increased stock-based compensation costs ($110). These increases were partially offset by a decline in commission expense ($143).

Occupancy expense increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013. The increase for the first nine months of 2014 was partially the result of increases in rental expenses due to the March 2013 addition of the Rochester, Minnesota location, an upgraded office in West Des Moines that was completed in March 2013, and the lease of additional space at the main bank location in February 2013. Also contributing to the increase in occupancy expenses for both the three and nine month periods were higher depreciation and equipment service contract expenses related to ongoing technology upgrades.

Data processing expense increased for both the three and nine month periods ended September 30, 2014, primarily because of the increased volume of debit card transactions and additional information security measures put in place in the past year.

In the first nine months of 2014, other real estate owned expense declined by $740 compared to the same period last year. This decrease was primarily a result of property valuation write-downs totaling $346 for the first nine months of 2014 compared to $1,200 for the first nine months of 2013. Partially offsetting the reductions in write-downs was a decline in gains from sales of other real estate to $21 for the first nine months of 2014 as compared to $168 for the first nine months of 2013.

Professional fees declined for the three and nine months ended September 30, 2014 compared to the same time periods in 2013 due to lower legal fees. Director fees increased for both the three and nine month periods ended September 30, 2014 as a result of increases in stock-based compensation costs, as well as an increase in the number of directors effective as of the 2013 annual meeting.

Certain outsourced marketing activities were brought in-house in 2014, resulting in a decline in marketing expense for the three and nine months ended September 30, 2014 as compared to the same periods for the prior year. The decline in marketing expense for the nine months ended September 30, 2014 was also partially the result of costs incurred in the first quarter of 2013 related to opening an upgraded office in West Des Moines, Iowa and the opening of the previously mentioned location in Minnesota.

The increase in business development costs in the three and nine months ended September 30, 2014 was the result of expanding sponsorships of local events in the communities the Company serves. Consulting fees were lower during the nine months ended September 30, 2014 due to fees paid in the second quarter of 2013 related to the Company's repurchase of stock in June 2013. Consulting fees were higher during the third quarter of 2014 than the third quarter of 2013 due to fees paid for two, one-time projects that began in the third quarter of 2014.

The increases in bank service charges and investment advisory fees in the three and nine months ended September 30, 2014, resulted from entering into an agreement with an investment management firm to assist in the purchase of up to $50 million of public company floating rate loans. As of September 30, 2014, approximately $20 million of these loans were outstanding. The decline in supplies expense for both periods was primarily due to one-time costs to reissue debit cards related to changing processors in the second quarter of 2013.

Income Tax Expense

The Company recorded income tax expense of $2,362 (31.8 percent of pre-tax income) and $6,502 (31.4 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2014, compared with $1,980 (31.2 percent of pre-tax income) and $5,518 (30.4 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2013.  The Company's consolidated income tax rate varied from the statutory rate primarily due to tax-exempt income, including interest on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for 2013 was also impacted by West Bank's 2007 investment in a qualified community development entity, which generated a $2,730 federal new markets tax credit over a seven-year period. The credit for the year ended December 31, 2013 was $420, with 2013 being the final year for the credit. The tax rate for both years was also impacted by federal low income housing tax credits.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

FINANCIAL CONDITION

The Company had total assets of $1,522,801 as of September 30, 2014, an increase of 5.6 percent compared to total assets as of December 31, 2013. The most significant changes in the balance sheet were increases in outstanding loans and deposits.  A summary of changes in the components of the balance sheet is described in the following paragraphs.

Investment Securities

The transfer of 86 state and political subdivision securities with total amortized cost and fair value of $50,882 and $51,371, respectively, to the held to maturity classification was the primary cause of the available for sale investment classification declining $57,303 since December 31, 2013. The reclassification occurred in September 2014. The Company decided it was prudent to reclassify approximately half of the state and political subdivision securities to the held to maturity securities designation as the Company has the ability and intent to hold these securities until their maturity dates, which range from 2020 to 2034. By establishing a "held to maturity" investment securities portfolio, any future decline in the market value of the securities in this portfolio will not adversely impact stockholders' equity and book value per share.

Investment securities with book values totaling $35,866 were sold in the first and third quarters 2014 for net gains of $716. The sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds primarily in agency and mortgage-backed securities at similar yields and durations.

As of September 30, 2014, approximately 70 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, we believe both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

As of September 30, 2014, the available for sale investment securities portfolio included one security that is considered to have OTTI and for which the Company is not accruing interest. That security is a pooled TPS, ALESCO Preferred Funding X, Ltd.  As of September 30, 2014, this TPS, with a cost basis of $4,171, was valued at $2,433.  Management first considered this pooled TPS to have OTTI in 2009.  The fair value of this security has been increasing over the past two years as the outlook for future cash flows from the collateral within the TPS has improved. Any potential future loss that would be considered a credit loss would negatively impact net income and regulatory capital; however, the fair value adjustment at September 30, 2014, has already been recorded against equity.

Loans and Nonperforming Assets

Loans outstanding increased $91,357 from $991,720 as of December 31, 2013 to $1,083,077 as of September 30, 2014. Growth in the loan portfolio during the first nine months of 2014 was in the commercial, construction and land development, and commercial real estate segments. Management believes the growth was the result of some improvement in our local economies, continued growth in the Rochester, Minnesota location and the Company's business development efforts. The purchase of public company floating rate loans also contributed to loan growth. The opening of the Rochester, Minnesota location in March 2013 and the addition of its experienced lenders have produced loan balances of approximately $39,300 as of September 30, 2014. Management believes the loan pipelines are good in all three of our markets, and additional loan growth is expected over the next several quarters.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

Credit quality of the Company's loan portfolio remains strong as nonperforming loans continued to decline and remain at less than half a percent of total loans outstanding as of September 30, 2014, as shown in the table below. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, was 6.21 percent as of September 30, 2014, down from 7.69 percent as of December 31, 2013. The ratios for both dates were significantly better than peer group averages, which were approximately 15 percent as of June 30, 2014, according to data in the June 2014 Bank Holding Company Performance Report. Management believes that it continues to devote appropriate resources to monitoring and reducing nonperforming assets.

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	September 30, 2014	December 31, 2013	Change
Nonaccrual loans	$1,936	$2,398	$(462)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	389	517	(128)
Total nonperforming loans	2,325	2,915	(590)
Other real estate owned	4,495	5,800	(1,305)
Nonaccrual investment securities (2)	2,433	1,850	583
Total nonperforming assets	$9,253	$10,565	$(1,312)

Nonperforming loans to total loans	0.21%	0.29%	(0.08)%
Nonperforming assets to total assets	0.61%	0.73%	(0.12)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are included in the nonaccrual category. There were two TDR loans as of September 30, 2014 and one TDR loan as of December 31, 2013, with balances of $672 and $670, respectively, included in the nonaccrual category.

(2)	Comprised of one pooled TPS as of both dates. The fair value for this OTTI security increases as the market improves.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The following tables set forth the activity within each category of nonperforming loans and assets for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$2,398	$—	$517	$2,915	$5,800	$1,850	$10,565
Increase in fair market value	—	—	—	—	—	583	583
Additions	859	326	—	1,185	1	—	1,186
Transfers:
Past due to nonaccrual	91	(91)	—	—	—	—	—
Troubled debt to past due	—	91	(91)	—	—	—	—
Nonaccrual to OREO	(393)	—	—	(393)	393	—	—
Upgrade in classification	—	(326)	—	(326)	—	—	(326)
Sales	—	—	—	—	(1,344)	—	(1,344)
Subsequent write-downs/
impairment	(632)	—	—	(632)	(355)	—	(987)
Payments	(387)	—	(37)	(424)	—	—	(424)
Balance at end of period	$1,936	$—	$389	$2,325	$4,495	$2,433	$9,253

	Nine Months Ended September 30, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	468	468
Additions	5,419	1,051	31	6,501	(19)	—	6,482
Transfers:
Troubled debt to nonaccrual	104	—	(104)	—	—	—	—
Nonaccrual to OREO	(153)	—	—	(153)	153	—	—
Upgrade in classification	—	—	(186)	(186)	—	—	(186)
Sales	—	—	—	—	(962)	—	(962)
Subsequent write-downs/
impairment	(554)	(5)	(31)	(590)	(1,200)	—	(1,790)
Payments	(3,930)	—	(38)	(3,968)	—	—	(3,968)
Balance at end of period	$7,286	$1,046	$528	$8,860	$6,276	$1,802	$16,938
Reference is also made to the information and discussion earlier in this report under the heading “Provision for Loan Losses and the Related Allowance for Loan Losses,” and Notes 4 and 6 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

The following table provides the composition of other real estate owned as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Construction and development land	$4,334	$5,756
1-4 family residential properties	161	44
	$4,495	$5,800
The Company continues to actively market the assets included in the previous table.  Valuations of other real estate owned are updated by management at least annually, so that the properties are carried at current fair value less estimated disposal costs.  Fair values are determined by obtaining updated appraisals or other market information.  As of September 30, 2014, the construction and development land category included two properties in the Des Moines metropolitan area and one property in Missouri.  The 1-4 family residential category consists of two homes in the Des Moines area.

Other Assets

Bank-owned life insurance increased during the first nine months of 2014 primarily due to an additional $5,000 purchase. In the current low interest rate environment, management considered the purchase a good alternative investment due to the tax-exempt status of the revenue associated with the asset. The reduction in other assets during the first nine months of 2014 was largely due to the decline in the value of derivative instruments.

Deposits

Deposits increased $41,420 during the first nine months of 2014, or approximately 3.6 percent compared to December 31, 2013.  The majority of the increase was in the savings category as total money market deposits increased by $35,372 during the first nine months of 2014. A significant portion of this increase came from a municipality that deposited tax receipts at the end of March 2014. The $15,049 increase in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time.

Time deposits as of September 30, 2014 and December 31, 2013 included $51,959 and $37,669, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. The increase in the first nine months of 2014 was mainly due to additional deposits by two customers.

Borrowings

Federal funds purchased as of September 30, 2014 consisted of funds sold to West Bank by two Iowa banks. The balance of federal funds purchased declined $12,752 in the first nine months of 2014, with the reduction attributed to the Company not utilizing its federal funds lines of credit with upstream correspondent banks at September 30, 2014, and lower balances held by the downstream correspondent banks. As of September 30, 2014, the Company had borrowed $40,000 of overnight funds from FHLB. Long-term debt declined $2,444 during the first nine months of 2014 in accordance with the repayment terms of the agreements.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $34,684 as of September 30, 2014 compared with $42,425 as of December 31, 2013.

West Bancorporation, Inc.
Management's Discussion and Analysis
(dollars in thousands, except share and per share information)

As of September 30, 2014, West Bank had additional borrowing capacity available from the FHLB of approximately $120,000, after borrowing $40,000 of overnight funds, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  The Company also has a $5,000 secured line of credit with a commercial bank that expires on August 5, 2015. The Company was not drawing on its line of credit as of September 30, 2014.  Net cash from operating activities contributed $21,350 and $19,200 to liquidity for the nine months ended September 30, 2014 and 2013, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2014.

The Company's total stockholders' equity increased to $135,725 at September 30, 2014 from $123,625 at December 31, 2013.  The increase was the result of net income less dividends paid plus an increase in accumulated other comprehensive income.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2014.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$169,382	13.37%	$101,335	8.00%	N/A	N/A
West Bank	161,585	13.07%	98,927	8.00%	$123,659	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	156,037	12.32%	50,667	4.00%	N/A	N/A
West Bank	148,240	11.99%	49,464	4.00%	74,196	6.00%

Tier I Leverage
Consolidated	156,037	10.28%	60,741	4.00%	N/A	N/A
West Bank	148,240	9.87%	60,079	4.00%	75,098	5.00%

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$160,737	13.94%	$92,265	8.00%	N/A	N/A
West Bank	155,666	13.86%	89,859	8.00%	$112,323	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	146,946	12.74%	46,133	4.00%	N/A	N/A
West Bank	141,875	12.63%	44,929	4.00%	67,394	6.00%

Tier I Leverage
Consolidated	146,946	10.04%	58,520	4.00%	N/A	N/A
West Bank	141,875	9.80%	57,882	4.00%	72,353	5.00%

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

At September 30, 2014, tangible common equity as a percent of tangible assets was 8.91 percent compared to 8.57 percent as of December 31, 2013.

During 2013, the Company entered into a construction contract for the previously mentioned new main office for the eastern Iowa market. Progress billings of approximately $1,800 have been paid on the $3,058 contract through September 30, 2014. The construction, which began in December 2013, is being funded with liquid assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 6, 2014 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2013.  Management does not believe the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2014 changed when compared to 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Through September 30, 2014, there were no purchases of the Company's common shares under the stock repurchase plan as extended by the Board of Directors on April 23, 2014. Management was authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over a twelve month period. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations.

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

West Bancorporation, Inc.
(Registrant)

October 24, 2014	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President

October 24, 2014	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 24, 2014		/s/ Marie I. Roberts
Date		Marie I. Roberts
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