Form 10-K
period 2014-12-31
WEST BANCORPORATION INC
filed 2015-03-05
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $238,003,048.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, March 3, 2015.

16,018,734 shares Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 5, 2015, is incorporated by reference into Part III hereof to the extent indicated in such Part.

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

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Des Moines State Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa.  West Des Moines State Bank is now known as West Bank. West Bank is a business-focused community bank that was organized in 1893. The Company's primary activity during 2014 was the ownership of West Bank. The Company's and West Bank's only business is banking, and therefore, no segment information is presented in this report.

The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City, and Coralville, Iowa; and the Rochester, Minnesota, area.

The Company's vision is to achieve and sustain a position of industry envy and admiration. Our financial performance goal is to be in the top quartile of our benchmarking peer group, which in 2014 consisted of 16 publicly traded peer financial institutions. The fiscal year ended December 31, 2014 was a great year for the Company and West Bank as measured by the following four key metrics:

●	Return on average assets:	1.32%
●	Return on average equity:	15.19%
●	Efficiency ratio:	49.93%
●	Texas ratio:	2.71%
Based on peer group analysis using September 30, 2014 data, Company results through the third quarter were in the top quartile of our peer group. We currently believe our fiscal year 2014 results will remain in the top quartile once comparable peer results are available.

For the third year in a row, our Company was named a "Sm-All Star" by the investment banking firm Sandler O’Neill + Partners. This list is composed of top-performing small-cap banks and thrifts in the United States. For purposes of this analysis, small-cap companies are those with a market value between $25 million and $2.5 billion. Out of 443 comparable banks across America, only 35 were named as 2014 Sm-All Stars. West Bancorporation was the sole Iowa or Minnesota bank holding company on the list and one of very few in the Midwest. Only one other bank holding company in the nation has received this honor three years running. The criteria used to determine the 2014 Sm-All Stars concentrated on growth, profitability, credit quality and capital strength.

The Company continued to grow in 2014, as loans outstanding at the end of 2014 totaled $1.18 billion compared to $992 million at the end of 2013, an increase of 19.4 percent. Total deposits grew 9.2 percent during 2014 compared to balances as of December 31, 2013. We believe the pipeline for new business is strong as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships.

The Company's Rochester, Minnesota, office, which opened in March 2013, experienced strong growth in 2014. After almost two years of operations, this location had approximately $51 million of loans outstanding as of December 31, 2014. It is expected that this office will continue to have a strong growth rate in 2015. The staff was increased to four people with the addition in March 2015 of an experienced lender. In January 2014, the Company purchased land in Rochester, Minnesota. The Company plans to begin construction of a full-service facility on this land in 2015, with an expected opening date in the spring of 2016. The Company believes that southeastern Minnesota is a desirable market and an economic bedrock due to the strength and projected growth of the Mayo Clinic.

On October 30, 2014, the Company sold its former main office in eastern Iowa, located in downtown Iowa City, to a local developer. The terms of the agreement included our ability to retain occupancy until construction of our new eastern Iowa main office in Coralville, Iowa, was completed, which we opened for business on January 21, 2015. Our investment in this new facility signifies our belief in the strength of that market. As a result of the opening of our new office, we vacated our former office effective January 15, 2015.

One of the keys to our operating success in 2014 was an improvement in net interest income despite the pressure on our net interest margin due to the continuation of historically low interest rates. This is a challenge the Company will continue to face in 2015. Our net interest margin increased by 11 basis points to 3.59 percent for the year ended December 31, 2014, as a result of an increase in the average volume of interest-earning assets and reductions in interest rates on deposits.

In the fourth quarter of 2014, we changed the way we provide residential mortgage loan products to our customers. The Company now has retail staff in each of our banking locations who can offer residential mortgage loans. In the past, we had mortgage bankers in only select locations. The changes included the outsourcing of underwriting and processing functions, which will reduce our operating costs. West Bank will receive a fee for each loan originated.

Also contributing to our higher 2014 earnings was the continued improvement in credit quality. As of December 31, 2014, total nonperforming assets declined to $4.2 million, or 0.26 percent of total assets, compared to $10.6 million, or 0.73 percent of total assets, as of December 31, 2013. The Company believes that an appropriate level of resources is devoted to collection and disposal of these assets.

The Company declared and paid common stock dividends totaling $0.49 per share in 2014 and declared a $0.14 dividend on January 28, 2015 payable on February 25, 2015 to stockholders of record on February 11, 2015. The Company expects to continue paying regular quarterly dividends in the future. The capital position of the Company was strong at December 31, 2014. The Company's tangible common equity ratio at December 31, 2014 was 8.68 percent.

Description of the Company's Business

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa, and the Rochester, Minnesota, metropolitan areas.  West Bank has eight offices in the Des Moines area, one office in Iowa City, one office in Coralville and one office in Rochester, Minnesota. West Bank offers all basic types of credit to its customers, including commercial, real estate and consumer loans.  West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

West Bank offers a full range of deposit services, including checking, savings, money market accounts and time certificates of deposit. In addition, West Bank also offers internet, mobile banking and treasury management services, which help to meet the banking needs of its customers and communities. Treasury management services offered to business customers include cash management, client-generated automated clearing house transactions, remote deposit and fraud protection services. Also offered are merchant credit card processing and corporate credit cards.

West Bank's business strategy emphasizes strong business and personal relationships between West Bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank also emphasizes strong cost controls, while striving to achieve an above average return on equity and return on assets.  To accomplish these goals, West Bank focuses on small to medium-sized businesses in the local markets that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to provide the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of whom are subsidiaries of other bank holding companies, savings and loan associations, credit unions, mortgage companies and other financial service providers. According to the FDIC's Summary of Deposits, as of June 30, 2014, there were 35 banks and savings and loan associations operating within Polk County, Iowa, where seven of West Bank's offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2014, there were 19 banks and savings and loan associations within Johnson County, Iowa, which includes Iowa City and Coralville.  Three West Bank offices were located in Johnson County as of June 30, 2014.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County, Iowa.  For the entire state of Iowa, West Bank ranked eighth in terms of deposit size as of June 30, 2014. West Bank also has one office located in Rochester, Minnesota.

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

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors.  West Bank seeks to capitalize on customers' desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank's officers, directors and employees.  In particular, West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours and other personalized services.  West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements and quality products and services.

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

The Company and West Bank had approximately 178 full-time equivalent employees as of December 31, 2014.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the Iowa Superintendent), the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC) and the Bureau of Consumer Financial Protection (the CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the SEC) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and West Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending: (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5 percent of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and West Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

The Company and Bank Required Capital Levels. Bank holding companies have had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective as of December 31, 2014 were:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3 percent for the most highly rated banks with a minimum requirement of at least 4 percent for all others, and

•
A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8 percent and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4 percent.

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and West Bank’s allowance for loan losses, subject to a limitation of 1.25 percent of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0 percent to 100 percent were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, rollover or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, for the year ending December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5 percent or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6 percent or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10 percent or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2014: (i) West Bank was not subject to a directive from the FDIC to increase its capital, and (ii) West Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity Tier 1 Capital) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 19, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires as of January 1, 2015:

•	A new ratio of minimum Common Equity Tier 1 Capital equal to 4.5 percent of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6 percent of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8 percent of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4 percent in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7 percent for Common Equity Tier 1, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5 percent or more; a Tier 1 Capital ratio of 8 percent or more; a Total Capital ratio of 10 percent or more; and a leverage ratio of 5 percent or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of full compliance with the capital conservation buffer discussed above.

Not only did the capital requirements change, but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50 percent or 100 percent to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (AOCI). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and West Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges. The Company and West Bank expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Financial institutions (except for large, internationally active financial institutions) became subject to the new rules on January 1, 2015, and both the Company and West Bank expect to be in compliance with the new required ratios. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

The Company

General. The Company, as the sole stockholder of West Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to West Bank and to commit resources to support West Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have not elected to operate as a financial holding company.

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

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend: (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

West Bank

General. West Bank is an Iowa-chartered bank. The deposit accounts of West Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered FDIC-insured bank, West Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like West Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated. The calculation is based on the institution's average consolidated total assets less its average tangible equity.  This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35 percent reserve ratio target. Several of these provisions could increase West Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (FICO) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was 0.62 basis points (62 cents per 100 dollars of assessable deposits).

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets. During the year ended December 31, 2014, West Bank paid supervisory assessments to the Iowa Superintendent totaling approximately $114,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (LCR), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratio in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. We are reviewing our liquidity risk management policies in light of the LCR and NSFR.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. As of December 31, 2014, approximately $15.8 million was available to be paid as dividends by West Bank. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Superintendent may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

State Bank Investments and Activities . West Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless West Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of West Bank.

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

Certain limitations and reporting requirements are also placed on extensions of credit by West Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or West Bank, or a principal stockholder of the Company, may obtain credit from banks with which West Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. West Bank is expected to have active Board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Branching Authority. Iowa banks, such as West Bank, have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is three percent of total transaction accounts above the $14.5 million; and for net transaction accounts in excess of $103.6 million, the reserve requirement is ten percent of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires West Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess West Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of West Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years, or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on West Bank’s loan portfolio as of December 31, 2014, it exceeded the 300 percent guideline for commercial real estate loans. Additional monitoring processes have been implemented to manage this increased risk.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like West Bank, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be five percent, but could be increased or decreased by regulation. We do not currently expect the CFPB’s rules to have a significant impact on our operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed three percent of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43 percent. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a three-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers, and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. West Bank is considered a small servicer.

Additional Constraints on the Company and West Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013. This amendment had minimal impact on the Company.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or West Bank. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

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

The largest component of West Bank's income is interest received on loans. Its loan portfolio includes a significant amount of commercial real estate loans, construction or land development loans, commercial lines of credit and commercial term loans. West Bank's typical commercial borrower is a small or medium-sized, privately owned Iowa or Minnesota business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances, and repayment usually depends on the borrowers' successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus may require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults. Our success is also dependent to a large extent upon the geographical areas in which we operate. Competition for quality loans in our market areas continues to be robust.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2014. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2014, West Bank's nonperforming loans, which consist of nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructured (TDR) loans, totaled $1.9 million or 0.16 percent of our loan portfolio. While this total has declined over the past five years to be in line with our historical experience, nonperforming loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby negatively affecting our income and returns on assets and equity, and significantly increasing our administrative costs. Nonperforming loans require significant time commitments from management and our lending staff, which takes time away from other duties, including the generation of new business.

Our allowance for loan losses may be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses at a level we believe adequate to absorb probable losses inherent in our existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

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

A significant portion of our loan portfolio is secured by real property. Under certain circumstances, we may take title to the real property collateral through foreclosure or other means. As the titleholder of the property, we may be responsible for environmental risks, such as hazardous materials, which attach to the property. For these reasons, prior to extending credit, we have an environmental risk assessment program to identify any known environmental risks associated with the real property that will secure our loans. In addition, we routinely inspect properties following the taking of title. When environmental risks are found, environmental laws and regulations may prescribe our approach to remediation. As a result, while we have ownership of a property, we may incur substantial expense and bear potential liability for any damages caused. The environmental risks may also materially reduce the property's value or limit our ability to use or sell the property. We also cannot guarantee that our environmental risk assessment will detect all environmental issues relating to a property, which could subject us to additional liability.

If a significant portion of any future unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

As of December 31, 2014, the fair value of our securities portfolio was approximately $324.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.

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

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) determining the fair value and possible OTTI of investment securities, (2) the allowance for loan losses, and (3) determining the valuation of other real estate owned. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of investment securities, the allowance for loan losses, or the fair value of other real estate owned and, accordingly, net income .

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

Although we believe West Bank's current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. Liquidity issues during the financial crisis were severe for regional and community banks, as some of the larger financial institutions significantly curtailed their lending to regional and community banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. If this were to occur again, and additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.

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

Customer loyalty can be influenced by a competitor's new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers, can lower the rate that we are able to charge on loans, and can affect our charges for other services. Our growth and profitability depend on our continued ability to compete effectively within our market, and our inability to do so could have a material adverse effect on our financial condition and results of operations.

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

We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. These systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. From time to time, losses from operational risk may occur because of operational errors.

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

Cybersecurity events could negatively affect our reputation, subject us to financial loss or result in litigation.

West Bank has access to large amounts of confidential financial information and controls substantial financial assets belonging to its customers, as well as the Company. West Bank offers its customers continuous remote access to their accounts in several different ways and otherwise regularly transfers substantial financial assets by electronic means. Accordingly, cybersecurity is a material risk for West Bank.

West Bank depends on third-party data processing and the communication and exchange of information on a variety of platforms, networks, and over the internet. West Bank cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards that it has installed. West Bank does business with a number of third-party service providers and vendors with respect to West Bank's business, data and communications needs. If information security is breached, or if one of West Bank's employees or vendors breaches compliance procedures, information could be lost or misappropriated in manners resulting in financial loss to West Bank, damages to others or potential litigation. Cyber incidents such as computer break-ins, phishing, identity theft and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of any applicable insurance coverage, and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent such losses, there can be no assurance that these security measures will be successful.

Damage to our reputation could adversely affect our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation can arise from numerous sources, including employee misconduct, compliance failures, litigation or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about West Bank, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

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

West Bank's business involves financial assets. Financial assets are always potential targets for fraudulent activities. Employee, customer or third-party fraud could subject us to operational losses, regulatory sanctions and could seriously harm our reputation. Misconduct by our employees, customers or third-parties could include unauthorized activities, improper or unauthorized activities on behalf of a customer, deceit or misappropriation. We maintain a system of internal controls and insurance coverage to mitigate operational risks; however, it is not always possible to prevent such misconduct. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds our insurance limits, a fraud could have a material adverse effect on our business, results of operations or financial conditions. Fraud does not even have to be aimed at West Bank to cause a loss. Losses are possible even where a customer is the victim of fraud or misappropriation if bank collateral is involved.

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

We may experience difficulties in managing our growth.

In 2013, we opened an office in Rochester, Minnesota. In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses that we believe provide a strategic fit with our business, or by opening new branches or loan production offices. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our overall levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.

To the extent that we grow through acquisitions or office openings, we cannot provide assurance that we will be able to adequately or profitably manage such growth. Acquiring other banks and businesses will involve risks similar to those commonly associated with new office openings, but may also involve additional risks. These additional risks include potential exposure to unknown or contingent liabilities of banks and businesses we acquire, exposure to potential asset quality issues of the acquired bank or related business, difficulty and expense of integrating the operations and personnel of banks and businesses we acquire, and the possible loss of key employees and customers of the banks and businesses we acquire.

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

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in bank and financial services who are very involved in our market area communities. Our continued success depends to a significant extent upon the continued services of relatively few individuals. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or results of operations, at least in the short term. In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies.

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

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. In 2014, our Board declared a cash dividend on our common stock in the first quarter of $0.11 per share, dividends of $0.12 per share in each of the second and third quarters, and a dividend of $0.14 per share in the fourth quarter. A dividend of $0.14 per common share was declared in the first quarter of 2015. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by West Bank. West Bank's ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.

As of December 31, 2014, the Company had $20.6 million of junior subordinated debentures held by a statutory business trust that the Company controls. Interest payments on the debentures, which totaled approximately $0.7 million for the year ended December 31, 2014, must be paid before the Company pays dividends on its capital stock, including its common stock. Although the Company has always made its interest payments on time, the Company has the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if the Company elects to defer interest payments, all deferred interest must be paid before the Company may pay dividends on its capital stock.

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

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to an inability to raise capital, operational losses, or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and West Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, which increased on January 1, 2015, with the implementation of the Basel III Rule. The ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside of our control, as well as on our financial condition and performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital, if needed, or on terms acceptable to us. Failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, the costs of funds, FDIC insurance costs, the ability to pay dividends on common stock and to make distributions on the junior subordinated debentures, the ability to make acquisitions, and the results of operations and financial condition.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

As of December 31, 2014, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company's common stock. The Company's ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board on the Company.

Risks Related to the Banking Industry in General and Community Banking in Particular

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in Item 1 of this Form 10-K in the section captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our stockholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

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

The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was established with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Rules became effective on January 1, 2015, with a phase-in period through 2019 for many of the changes.

The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5 percent or more; a Tier 1 Capital ratio of 8.0 percent or more; a Total Capital ratio of 10.0 percent or more; and a leverage ratio of 5.0 percent or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital to avoid certain restrictions on dividends and compensation.

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

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment, not only in the markets where we operate, but also in the states of Iowa and Minnesota, generally, in the United States as a whole, and internationally. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, although improving, the business environment in recent years was unfavorable for many households and businesses in the United States. While economic conditions in our market, the states of Iowa and Minnesota and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Such conditions could materially and adversely affect us.

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

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The specific effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

Technological advances.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability to effectively implement new technology. Many of our larger competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that put West Bank at somewhat of a competitive disadvantage.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 20,200 square feet in the building and pays annual rent of approximately $469,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  In addition to its main office and headquarters, West Bank also leases bank buildings and space for eight other branch offices (seven in the Des Moines, Iowa, metro area and one in Rochester, Minnesota) and for operational departments.  The offices are full-service locations, with drive-up facilities and an automated teller machine, except for the office in Rochester, Minnesota, which does not have an automated teller machine or drive-up facility.  Annual lease payments for these eight offices and the space for operating departments total approximately $1.3 million.  The Company owns one full-service banking location in Iowa City, Iowa, and one full-service banking location in Coralville, Iowa, that opened on January 21, 2015. In January 2014, the Company purchased land in Rochester, Minnesota, with the intent to begin construction on a full-service facility in 2015, with an expected opening date of spring 2016. We believe each of our facilities is adequate to meet our needs.
ITEM 3.  LEGAL PROCEEDINGS

On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District Court for Polk County, Iowa. West Bank believes it has substantial defenses and is vigorously defending the action. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of the Plaintiffs' claims and found that factual disputes precluded summary judgment in West Bank's favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. The appeals should be decided sometime in 2015. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and cash dividends on common stock declared for each quarter in 2014 and 2013.  The market quotations, reported by Nasdaq, do not include retail markup, markdown or commissions.

Market and Dividend Information
	High	Low	Close	Dividends
2014
4th quarter	$17.05	$14.00	$17.02	$0.14
3rd quarter	15.68	14.01	14.13	0.12
2nd quarter	16.45	13.53	15.23	0.12
1st quarter	15.98	13.64	15.19	0.11

2013
4th quarter	$16.64	$13.34	$15.82	$0.11
3rd quarter	14.50	11.74	13.80	0.11
2nd quarter	12.27	10.10	11.75	0.10
1st quarter	11.72	10.46	11.10	0.10
There were 211 holders of record of the Company's common stock as of February 19, 2015, and an estimated 2,200 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company's common stock was $17.69 on February 19, 2015.

In the aggregate, cash dividends paid to common stockholders in 2014 and 2013 were $0.49 and $0.42 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

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

On April 23, 2014, the Board of Directors extended a stock repurchase plan which authorized management to purchase up to $2 million of the Company's common stock over a twelve month period. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares have been repurchased under this authorization as of February 19, 2015.

The following performance graph provides information regarding cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by SNL Financial LC of Charlottesville, Virginia.  The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by SNL Financial.  The indices assume the investment of $100 on December 31, 2009, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested.  The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

WEST BANCORPORATION, INC.

Total Return Performance
Index Value
450
400
350
300
250
200
150
100
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
West Bancorporation, Inc.	100.00	159.08	199.46	232.58	353.22	392.78
Nasdaq Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Midwest Bank	100.00	124.18	117.30	141.18	193.28	210.12
*Source: SNL Financial LC, Charlottesville, VA.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	Years Ended December 31
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating Results
Interest income	$55,301	$52,741	$50,662	$53,319	$61,143
Interest expense	6,156	7,058	9,464	11,917	19,023
Net interest income	49,145	45,683	41,198	41,402	42,120
Provision for loan losses	750	(850)	625	550	6,050
Net interest income after provision for loan losses	48,395	46,533	40,573	40,852	36,070
Noninterest income	10,296	8,494	10,869	9,349	10,383
Noninterest expense	32,002	30,816	28,667	28,861	27,740
Income before income taxes	26,689	24,211	22,775	21,340	18,713
Income taxes	6,649	7,320	6,764	6,072	5,330
Net income	20,040	16,891	16,011	15,268	13,383
Preferred stock dividends and accretion of discount	—	—	—	(2,387)	(2,284)
Net income available to common stockholders	$20,040	$16,891	$16,011	$12,881	$11,099

Dividends and Per Share Data
Cash dividends	$7,842	$6,995	$6,265	$2,959	$870
Cash dividends per common share	0.49	0.42	0.36	0.17	0.05
Basic earnings per common share	1.25	1.02	0.92	0.74	0.64
Diluted earnings per common share	1.25	1.02	0.92	0.74	0.64
Closing stock price	17.02	15.82	10.78	9.58	7.79
Book value	8.75	7.74	7.73	7.09	6.37
Average common shares outstanding	16,004	16,582	17,404	17,404	17,404

Year End and Average Balances
Total assets	$1,615,833	$1,442,404	$1,448,175	$1,269,524	$1,305,463
Average assets	1,512,506	1,445,773	1,326,408	1,295,313	1,558,461
Investment securities	339,208	357,067	304,103	294,497	267,537
Loans	1,184,045	991,720	927,401	838,959	888,649
Allowance for loan losses	(13,607)	(13,791)	(15,529)	(16,778)	(19,087)
Deposits	1,270,462	1,163,842	1,134,576	957,373	972,072
Long-term borrowings	130,183	131,946	114,509	125,619	125,619
Stockholders' equity	140,175	123,625	134,587	123,451	145,436
Average stockholders' equity	131,924	127,789	129,795	135,520	141,079

Performance Ratios
Equity to assets ratio	8.72%	8.84%	9.79%	10.46%	9.05%
Return on average assets	1.32%	1.17%	1.21%	1.18%	0.86%
Return on average equity	15.19%	13.22%	12.34%	11.27%	9.49%
Efficiency ratio	49.93%	52.55%	50.83%	49.27%	47.28%
Texas ratio	2.71%	7.69%	11.25%	16.33%	25.76%
Net interest margin	3.59%	3.48%	3.42%	3.58%	3.04%
Dividend payout ratio	39.13%	41.41%	39.13%	22.97%	7.84%
Dividend yield	2.88%	2.65%	3.34%	1.77%	0.64%
Definition of ratios:

•	Equity to assets ratio - average equity divided by average assets.

•	Return on average assets - net income divided by average assets.

•	Return on average equity - net income divided by average equity.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expenses) divided by noninterest income (excluding net securities gains, net impairment losses and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Net interest margin - tax-equivalent net interest income divided by average interest-earning assets

•	Dividend payout ratio - dividends paid to common stockholders divided by net income available to common stockholders.

•	Dividend yield - dividends per share paid to common stockholders divided by closing year-end stock price.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

Key aspects of our 2014 operations include:

•	Return on average assets (ROA) increased to 1.32 percent compared to 1.17 percent in 2013.

•	Return on average equity (ROE) increased to 15.19 percent compared to 13.22 percent in 2013.

•	The loan portfolio grew 19.4 percent during 2014.

•	Deposits increased by 9.2 percent during 2014.

The Company's 2014 net income improved by 18.6 percent in comparison to 2013. The Company's 2014 net income was $20,040 compared to $16,891 in 2013. This was the second highest net income ever recorded by the Company for any fiscal year. On a diluted per common share basis, earnings improved to $1.25 from $1.02, or 22.5 percent. The rate of increase in earnings per common share exceeded that of net income due to the repurchase of 1,440,592 shares of common stock in June 2013. During 2014, we paid our common stockholders $7,842 ($0.49 per common share) in dividends compared to $6,995 ($0.42 per common share) in 2013, as the quarterly dividend was increased twice during 2014. The dividend declared in the first quarter of 2015 was $0.14 per common share.

The Company has a quantitative peer analysis program in place for evaluating our results. The group of 16 publicly traded peer financial institutions against which we compared our performance each quarter consists of BankFinancial Corporation, Baylake Corp., Farmers Capital Bank Corporation, First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Peoples Bancorp, Pulaski Financial Corp., QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of those peers relative to what we consider to be four key metrics: return on average equity, return on average assets, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Through September 30, 2014, we ranked in the top 25 percent of our defined peer group for each of these measures. We expect that trend to have continued through the end of 2014.

During 2014, our Company was named a "Sm-All Star" for the third year in a row by the investment banking firm Sandler O'Neill + Partners. The list is composed of top-performing small-cap banks and thrifts in the United States. For purposes of this analysis, small cap companies were those with a market value between $25 million and $2.5 billion. Out of 443 comparable banks across America, only 35 were named as 2014 Sm-All Stars. West Bancorporation was the sole Iowa or Minnesota bank holding company on the list and one of very few in the Midwest. Only one other bank holding company in the nation has received this honor three years running. The criteria used to determine the 2014 Sm-All Stars concentrated on growth, profitability, credit quality and capital strength.

The Texas ratio, which is the ratio of nonperforming assets to tangible capital plus the allowance for loan losses, improved to 2.71 percent as of December 31, 2014, compared to 7.69 percent as of December 31, 2013. A lower Texas ratio indicates a stronger credit quality condition. The continued decline was the result of additional reductions in the level of nonperforming assets, as resources were devoted to collection and disposal of these assets. With a lower level of nonperforming assets, management has been able to concentrate on business development.

Net interest income increased to $49,145 in 2014 compared to $45,683 in 2013, primarily due to significant growth in the loan portfolio. The growth in the loan portfolio resulted in a provision for loan losses in 2014 of $750 compared to a negative provision of $850 in 2013. Noninterest income increased by $1,802 in 2014 compared to 2013 primarily due to net gains on disposition of premises and equipment and a 33.1 percent increase in trust services. Growth in noninterest expense was held to $1,186, or 3.8 percent, in 2014 compared to 2013. Also contributing to our increase in 2014 net income was a reduction in our effective income tax rate to 24.9 percent compared to 30.2 percent in 2013 due to utilization of capital loss carryforwards. Our efficiency ratio declined to 49.93 percent for 2014 from 52.55 percent in 2013. A lower efficiency ratio is more desirable.

Our loan portfolio grew to $1,184,045 as of December 31, 2014 from $991,720 at the end of 2013. Deposits increased to $1,270,462 as of December 31, 2014 from $1,163,842 as of December 31, 2013. This growth was the result of our bankers working with existing customers to provide them with the best financial solutions, as well as business development efforts targeted at new clients.

(dollars in thousands, except per share amounts)

Based on Nasdaq market quotations, our stock price increased 7.6 percent from the end of 2013 to the end of 2014. Our earnings outlook is positive, and we have strong capital resources. We expect the unusually low interest rate environment to continue for at least the first six months of the current year, and we will continue to carefully review strategies aimed at maintaining or improving our net interest margin. We anticipate the Company will be profitable in 2015 at a level that compares favorably with our peers. The amount of our future profit will depend, in large part, on the amount of loan losses we incur and our ability to continue to grow the loan portfolio.

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's financial condition as of December 31, 2014. ICD IV, LLC was liquidated during the third quarter of 2014 because the underlying loan matured.

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

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and other than temporary impairment (OTTI) of investment securities, the allowance for loan losses and the valuation of other real estate owned.

The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI. When determining whether an investment security is OTTI, management assesses the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether: (a) it has the intent to sell the security, and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  In instances when a determination is made that an OTTI exists but management does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to its anticipated repayment or maturity, the OTTI is separated into: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the security (the credit loss); and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to the credit loss is recognized as a charge to earnings.  The amount of the total OTTI related to all other factors is recognized in other comprehensive income. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.

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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2014 COMPARED TO 2013

OVERVIEW

Net income for the year ended December 31, 2014 was $20,040, compared to $16,891 for the year ended December 31, 2013. Basic and diluted earnings per common share were $1.25 and $1.02 for 2014 and 2013, respectively. The Company's ROA was 1.32 percent, compared to 1.17 percent for the year ended December 31, 2013. The Company's 2014 ROE was 15.19 percent, compared to 13.22 percent in 2013.

The improvement in net income in 2014 compared to 2013 was primarily because of an increase in interest income due to growth in average loan volume. Growth in loans outstanding required a provision for loan losses in 2014 of $750 compared to a negative provision of $850 for 2013. Noninterest income grew $1,802 for 2014 primarily due to net gains on disposition of premises and equipment of $1,069 and a $330 increase in trust services. Noninterest expense increased $1,186, with the majority of the increase due to an increase of $445 in other real estate owned write-downs based on updated appraisals of several properties. Income taxes declined in 2014 primarily due to the utilization of capital loss carryforwards in connection with the sale of one branch office and one investment security.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2014, the Company's efficiency ratio improved to 49.93 percent from the prior year's ratio of 52.55 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains, net impairment losses and gains/losses on disposition of premises and equipment). The ratio for both years is significantly better than peer group averages, which were generally around 70 percent according to data in the September 2014 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

Net Interest Income

Net interest income increased $3,462 to $49,145 for 2014 as the impact of loan growth, higher average yields on investment securities and lower deposit rates exceeded the 27 basis point decline in average yield on loans. The net interest margin increased to 3.59 percent from 3.48 percent in 2013. The average yield on earning assets increased by two basis points, while the rate on interest-bearing liabilities declined 12 basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, increased to 3.43 percent from 3.29 percent a year earlier.

Loan Volume/Loan Quality

Total loans increased $192,325 to $1,184,045 as of December 31, 2014, from $991,720 a year earlier. Management believes the loan portfolio will continue to grow during 2015, but at a more modest rate as a number of loan payoffs are expected. The Company remains focused on the quality of new and expanded business relationships. The March 2013 addition of the Rochester, Minnesota, office had produced loan balances in excess of $51 million as of December 31, 2014. Nonperforming loans at December 31, 2014, totaled $1,937, or 0.16 percent of total loans, down from $2,915, or 0.29 percent, at December 31, 2013. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers experiencing financial difficulties. In addition, the Company held one other real estate property with a carrying value of $2,235 as of December 31, 2014. This is the lowest level of other real estate owned since December 31, 2008. The Company's Texas ratio improved to 2.71 percent as of December 31, 2014, compared to 7.69 percent as of December 31, 2013. The ratio for both years is significantly better than peer group averages, which were approximately 14 percent and 20 percent, respectively, according to data in the September 2014 and 2013 Bank Holding Company Performance Reports. For more discussion on loan quality, see the Loan Portfolio and Summary of the Allowance for Loan Losses sections of this report.

The allowance for loan losses, which totaled $13,607 as of December 31, 2014, represented 1.15 percent of total loans and 702.5 percent of nonperforming loans at year end, compared to 1.39 percent and 473.1 percent, respectively, as of December 31, 2013. The provision for loan losses was $750 in 2014, compared to a negative provision of $850 for 2013.  The Company's net charge-offs as a percent of average loans was 0.09 percent for both 2014 and 2013.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$2,790	$2,923	$(133)	(4.55)%
Debit card usage fees	1,764	1,787	(23)	(1.29)%
Trust services	1,327	997	330	33.10%
Gains and fees on sales of residential mortgages	1,394	1,275	119	9.33%
Increase in cash value of bank-owned life insurance	731	646	85	13.16%
Gain (loss) on disposition of premises and equipment	1,069	(9)	1,078	11,977.78%
Realized investment securities gains, net	223	—	223	N/A
Other income:
Loan fees	98	76	22	28.95%
Letter of credit fees	127	50	77	154.00%
Wire transfer fees	141	126	15	11.90%
ATM fees	56	42	14	33.33%
All other	576	581	(5)	(0.86)%
Total other income	998	875	123	14.06%
Total noninterest income	$10,296	$8,494	$1,802	21.21%
The decline in service charges on deposit accounts was caused by lower nonsufficient funds fees partially offset by increased fees from commercial accounts.

Revenues from trust services experienced significant growth during 2014 as a result of new business along with higher asset values.

The volume of residential mortgage originations sold into the secondary market during 2014 declined to $62,067 from $93,593 in 2013, while revenue increased. Revenue for 2013 was negatively impacted by a sudden rise in interest rates that occurred in June 2013, which caused a significant decline in gains recognized per loan sold in the third quarter of 2013. In the fourth quarter of 2014, we changed the way we provide residential mortgage loan products to our customers. The Company now has retail staff in each of our banking locations who can offer residential mortgage loans. In the past, we had mortgage bankers in only select locations. The changes include the outsourcing of underwriting and processing functions, which will reduce our operating costs. West Bank receives a fee for each loan originated. The volume of originations for 2015 is expected to be lower than it was in 2014, which is expected to result in lower fee income.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014, resulting in a higher level of increases in cash value of bank-owned life insurance.

The fourth quarter 2014 sale of the downtown Iowa City office and the disposition of other unused assets resulted in a net gain of $1,069. In January 2015, West Bank opened a newly constructed eastern Iowa main office in Coralville.

The Company recognized net gains on sales of investment securities of $716 in the first nine months of 2014. In the fourth quarter of 2014, the Company sold a pooled TPS that had previously been reported as a security available for sale with OTTI at a loss of $493. The fair value of this nonperforming asset had been slowly improving over the past two years. While recognizing a loss for book purposes, this security was eligible for capital gain treatment for tax purposes, which allowed utilization of capital loss carryforwards. This resulted in a tax benefit that was in excess of the book loss. There were no sales of investment securities during 2013.

The increase in loan fees was mainly due to amortization of commitment fees. Letter of credit fees increased due to a higher volume of standby letters of credit activity compared to the prior year.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2014	2013	Change	Change %
Salaries and employee benefits	$16,086	$15,757	$329	2.09%
Occupancy	4,165	3,906	259	6.63%
Data processing	2,241	2,030	211	10.39%
FDIC insurance	757	733	24	3.27%
Other real estate owned	1,865	1,359	506	37.23%
Professional fees	944	1,200	(256)	(21.33)%
Director fees	714	584	130	22.26%
Miscellaneous losses	329	736	(407)	(55.30)%
Other expenses:
Marketing	220	359	(139)	(38.72)%
Business development	702	505	197	39.01%
Insurance	384	370	14	3.78%
Bank service charges and investment advisory fees	551	496	55	11.09%
Trust	344	277	67	24.19%
Consulting fees	337	276	61	22.10%
Supplies	292	334	(42)	(12.57)%
Low income housing projects amortization	188	84	104	123.81%
All other	1,883	1,810	73	4.03%
Total other	4,901	4,511	390	8.65%
Total noninterest expense	$32,002	$30,816	$1,186	3.85%

The increase in salaries and employee benefits was primarily due to recognition of a higher amount of stock-based compensation costs ($145), higher bonus accruals ($187) and higher benefit costs ($102). These increases were partially offset by a decline in commission expense for mortgage loan originators ($129).

Occupancy expense increased due to higher depreciation and equipment service contract expenses related to ongoing technology upgrades. Rent expense also increased compared to the prior year due to a full year of expense for the 2013 addition of the Rochester, Minnesota, office, an upgraded office in West Des Moines, Iowa, that was completed in March 2013, and the lease of additional space at the main bank location in February 2013. In addition, maintenance costs increased $64 compared to 2013.

Data processing expense increased in 2014 primarily because of the increased volume of debit card transactions and additional information security measures put in place in the past year.

Other real estate owned expense for the years ended December 31, 2014 and 2013, included $1,786 and $1,341, respectively, of property valuation write-downs due to updated appraisals of several properties. As of December 31, 2014, the Company owned only one other real estate property.

Professional fees declined due to lower legal fees. Director fees increased as a result of higher stock-based compensation costs, as well as an increase in the number of directors effective as of the 2013 Annual Meeting.

Miscellaneous losses include uncollected overdrafts, debit card fraud, other losses due to operational errors and charges to establish loss reserves related to mortgage loans sold in the secondary market. Collectively, these activities generated lower losses in 2014 than 2013.

(dollars in thousands, except per share amounts)

Certain outsourced marketing activities were brought in-house in 2014, resulting in reduced costs. The increase in business development costs was the result of expanding sponsorships of local events in the communities the Company serves, as well as a continued focus on developing new relationships.

During 2014, West Bank entered into an agreement with an investment management firm to assist in the purchase of up to $50 million of public company floating rate loans. As of December 31, 2014, approximately $42 million of these loans were outstanding. The agreement includes an annual administration fee, which is the primary reason for the 2014 increase in bank service charges and investment advisory fees. Trust expense increased compared to the prior year consistent with increased revenue. Consulting fees increased due to fees paid for three, one-time projects.

The cost of supplies declined in 2014 as expense for 2013 included one-time costs to reissue debit cards related to changing processors.

The increase in the cost of low income housing project amortization was related to the Company investing in additional projects during 2014. Offsetting the amortization expense in 2014 was approximately $160 of low income housing Federal tax credits compared to $79 in 2013.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future. Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting. The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, state income taxes, changes in the valuation allowance and tax credits. The effective rate of income tax expense as a percent of income before income taxes was 24.9 percent and 30.2 percent, respectively, for 2014 and 2013.

Income tax expense for 2014 was lower than would be expected due to the utilization of approximately $3,766 of capital loss carryforwards. The capital gains were generated from the sale of an office in Iowa City and the sale of a previously impaired investment security. In prior years, the Company recorded a valuation allowance for the capital loss carryforwards and investment security impairment, as management believed it was more likely than not that such carryforwards would expire without being utilized. The reduction in 2014 income tax expense related to the carryforwards was approximately $1,495. The effective tax rate for both years was also impacted by federal low income housing tax credits as discussed in the previous section. The 2013 effective tax rate was also impacted by West Bank's 2007 investment in a qualified community development entity (ICD IV, LLC), which generated a federal new markets tax credit. The credit, which totaled $2,730, was recognized over a seven-year period ending in 2013.  Federal income tax expense was approximately $5,446 and $6,141 for 2014 and 2013, respectively, while state income tax expense was approximately $1,203 and $1,179, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses and federal and state capital loss carryforwards, as management believes it is likely that such carryforwards will expire without being utilized.

RESULTS OF OPERATIONS - 2013 COMPARED TO 2012

OVERVIEW

Net income for the year ended December 31, 2013 was $16,891, compared to $16,011 for the year ended December 31, 2012. Basic and diluted earnings per common share were $1.02 and $0.92 for 2013 and 2012, respectively. The Company's 2013 ROE was 13.22 percent, compared to 12.34 percent in 2012. The ROA was 1.17 percent, compared to 1.21 percent for the prior year.

The improvement in net income in 2013 compared to 2012 was primarily because of an increase in net interest income that resulted from a higher volume of earning assets. Improvement in credit quality of the loan portfolio resulted in a negative provision for loan losses in 2013 of $850 compared to an expense of $625 for 2012. Noninterest income declined $2,375 for 2013 due to lower gains from the sale of home mortgages in the secondary market, and a gain from bank-owned life insurance in 2012 that was due to the death of a West Bank officer.

For the year ended December 31, 2013, the Company's efficiency ratio increased to 52.55 percent from the prior year's ratio of 50.83 percent.

(dollars in thousands, except per share amounts)

Net Interest Income

Net interest income increased $4,485 to $45,683 for 2013 as the impact of a higher volume of loans and investment securities and lower rates paid on deposits and borrowings exceeded the 44 basis point decline in average yield on loans. The net interest margin increased to 3.48 percent from 3.42 percent in 2012. The average yield on earning assets declined 18 basis points, while the rate paid on interest-bearing liabilities declined 34 basis points. The net interest spread increased to 3.29 percent from 3.13 percent a year earlier.

Loan Volume/Loan Quality

Total loans increased $64,319 to $991,720 as of December 31, 2013, from $927,401 a year earlier. The March 2013 addition of the Rochester, Minnesota, office produced loan balances of approximately $11,600 as of December 31, 2013. Nonperforming loans at December 31, 2013 totaled $2,915, or 0.29 percent of total loans, compared to $7,256, or 0.78 percent of total loans, as of December 31, 2012. In addition, the Company held $5,800 of other real estate owned at December 31, 2013. The Company's Texas ratio improved to 7.69 percent as of December 31, 2013, from 11.25 percent as of December 31, 2012.

The allowance for loan losses, which was $13,791 as of December 31, 2013, represented 1.39 percent of total loans and 473.1 percent of nonperforming loans at year end, compared to 1.67 percent and 214.0 percent, respectively, as of December 31, 2012. The provision for loan losses was a negative $850 for 2013 due to improvement in credit quality of the portfolio, compared to an expense of $625 for 2012. The Company's net charge-offs as a percent of average loans were 0.09 percent for 2013, compared to 0.22 percent for 2012.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2013	2012	Change	Change %
Service charges on deposit accounts	$2,923	$3,009	$(86)	(2.86)%
Debit card usage fees	1,787	1,586	201	12.67%
Trust services	997	817	180	22.03%
Gains and fees on sales of residential mortgages	1,275	3,104	(1,829)	(58.92)%
Increase in cash value of bank-owned life insurance	646	737	(91)	(12.35)%
Gain from bank-owned life insurance	—	841	(841)	(100.00)%
Gain (loss) on disposition of premises and equipment	(9)	(125)	116	92.80%
Investment securities impairment loss	—	(203)	203	100.00%
Realized investment securities gains, net	—	246	(246)	(100.00)%
Other income:
Wire transfer fees	126	138	(12)	(8.70)%
Credit card fees	208	193	15	7.77%
Loan fees	76	16	60	375.00%
All other	465	510	(45)	(8.82)%
Total other income	875	857	18	2.10%
Total noninterest income	$8,494	$10,869	$(2,375)	(21.85)%
Debit card usage fees showed positive growth in 2013 as customers continued the trend of writing fewer checks and increasing the volume of electronic transactions. West Bank also changed debit card processors during 2013, which resulted in debit card fees being provided to West Bank sooner than the previous processor. Due to the switch in processors, there was approximately $100 in debit card income that will not be recurring in future years because of the timing of receiving fees.

Revenue from trust services increased during 2013 as a result of a combination of new business and strong asset values resulting from favorable market conditions.

(dollars in thousands, except per share amounts)

The volume of residential mortgage originations sold into the secondary market during 2013 declined to $93,593 from $129,322 in 2012, resulting in a 59 percent reduction in revenue. The decline in volume was a result of a sudden rise in long-term interest rates at the end of June 2013, and the rates continued to edge up through the end of the year. Along with the rise in interest rates, total revenue from gains and fees on sales of residential mortgages declined due to a lower proportion of refinancings as compared to purchase transactions, which typically have lower margins. Approximately 55 percent of the originations during 2013 involved homeowners refinancing current mortgages as compared to approximately 65 percent during 2012.

The lower increase in cash value of bank-owned life insurance was due to lower crediting rates within the policies, which were attributable to the low interest rate environment. The gain from bank-owned life insurance in 2012 was due to the death of a bank officer.

The 2012 loss on disposal of premises and equipment included the write-off of design costs not used in the final plans related to the construction of the leased replacement office in West Des Moines.

As of December 31, 2013, the Company held one pooled TPS it considered to have OTTI. No impairment losses were recognized during the year ended December 31, 2013, while an impairment loss of $203 was recognized during the year ended December 31, 2012. Quarterly evaluations showed the value of this security improved throughout 2013.

There were no sales of investment securities during 2013. During 2012, the Company took advantage of an opportunity to sell two collateralized mortgage obligations at a gain and was able to replace them with similar bonds with comparable yields, thus resulting in net gains of $246 for 2012.

The increase in loan fees compared to 2012 was due to an increase in loan covenant waiver fees and amortization of commitment fees.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2013	2012	Change	Change %
Salaries and employee benefits	$15,757	$14,532	$1,225	8.43%
Occupancy	3,906	3,519	387	11.00%
Data processing	2,030	2,070	(40)	(1.93)%
FDIC insurance	733	672	61	9.08%
Other real estate owned	1,359	1,491	(132)	(8.85)%
Professional fees	1,200	1,064	136	12.78%
Director fees	584	448	136	30.36%
Miscellaneous losses	736	195	541	277.44%
Other expenses:
Marketing	359	268	91	33.96%
Business development	505	410	95	23.17%
Insurance	370	341	29	8.50%
Bank service charges and investment advisory fees	496	505	(9)	(1.78)%
Consulting fees	276	582	(306)	(52.58)%
Contributions	180	380	(200)	(52.63)%
Supplies	334	302	32	10.60%
All other	1,991	1,888	103	5.46%
Total other	4,511	4,676	(165)	(3.53)%
Total noninterest expense	$30,816	$28,667	$2,149	7.50%

(dollars in thousands, except per share amounts)

The increase in salaries and employee benefits in 2013 consisted of normal salary increases plus salaries for employees added during the year ($970), recognition of a larger amount of stock-based compensation costs ($166), higher bonus accruals ($88) and higher benefit costs ($303). The benefit cost increases were primarily for payroll taxes ($68), health insurance ($151) and 401(k) plan contributions ($72).

Occupancy expense increased due to higher depreciation and equipment service contract expenses related to technology upgrades. Rent expense also increased due to the addition of the Rochester, Minnesota, office, a replacement office in West Des Moines, Iowa, and the lease of additional space at the main bank location.

Data processing expense was lower in 2013 as a result of renegotiating the contract with the Company's core processor. FDIC insurance expense increased because of the growth in total average assets. The assessment rate declined slightly compared to 2012.

Other real estate owned expense for the years ended December 31, 2013 and 2012, included $1,341 and $1,442, respectively, of property valuation write-downs due to updated appraisals and estimated disposal costs for several properties. The remaining reduction in other real estate owned expense was attributed to the Company having a smaller inventory of properties in other real estate owned during 2013 as compared to 2012.

Professional fees increased primarily due to higher legal fees incurred to defend the previously disclosed potential class-action lawsuit. Miscellaneous losses included uncollected overdrafts, debit card fraud, other losses due to operational errors and charges to establish loss reserves related to mortgage loans sold in the secondary market. Collectively, these activities generated higher losses in 2013 than 2012.

Marketing expense grew primarily as a result of costs related to opening a replacement office in West Des Moines, Iowa, and the opening of the previously mentioned office in Rochester, Minnesota. The increase in business development costs was the result of focusing on developing new relationships and expanding sponsorships of local events in the communities the Company serves. Director fees increased compared to 2012 primarily due to the $94 increase in recognition of stock-based compensation expense related to the grant of restricted stock units to board members.

Consulting fees declined in 2013 as a number of projects were completed in 2012 and were not repeated in 2013. Charitable contributions declined for 2013 as compared to 2012 due to a larger donation to the West Bancorporation Foundation in the second quarter of 2012. The cost of supplies for 2013 included one-time costs to reissue debit cards related to changing processors.

Income Taxes

The effective rate of income tax expense as a percent of income before income taxes was 30.2 percent and 29.7 percent, respectively, for 2013 and 2012.  The federal income tax expense was approximately $6,141 and $5,677 for 2013 and 2012, respectively, while state income tax expense was approximately $1,179 and $1,087, respectively. For both years, the effective tax rate was impacted by the previously mentioned 2007 investment in a qualified community development entity (ICD IV, LLC), which generated a federal new markets tax credit.

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

	2014			2013			2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$276,201	$11,662	4.22%	$247,749	$10,908	4.40%	$257,279	$12,625	4.91%
Real estate (3)	779,223	36,121	4.64%	696,763	34,386	4.94%	594,329	31,945	5.37%
Consumer and other	9,811	393	4.01%	7,655	351	4.59%	6,252	290	4.64%
Total loans	1,065,235	48,176	4.52%	952,167	45,645	4.79%	857,860	44,860	5.23%
Investment securities:
Taxable	252,500	4,938	1.96%	289,901	5,173	1.78%	262,982	4,240	1.61%
Tax-exempt (3)	94,851	4,347	4.58%	79,187	3,688	4.66%	54,633	2,931	5.36%
Total investment securities	347,351	9,285	2.67%	369,088	8,861	2.40%	317,615	7,171	2.26%
Federal funds sold	17,007	45	0.26%	45,846	119	0.26%	74,458	191	0.26%
Total interest-earning assets (3)	1,429,593	57,506	4.02%	1,367,101	54,625	4.00%	1,249,933	52,222	4.18%
Noninterest-earning assets:
Cash and due from banks	34,152			33,693			33,336
Premises and equipment, net	9,513			6,607			5,699
Other, less allowance for
loan losses	39,248			38,372			37,440
Total noninterest-earning assets	82,913			78,672			76,475
Total assets	$1,512,506			$1,445,773			$1,326,408

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$736,002	1,222	0.17%	$650,566	1,611	0.25%	$544,410	1,991	0.37%
Time	150,378	1,204	0.80%	168,050	1,802	1.07%	167,353	2,544	1.52%
Total deposits	886,380	2,426	0.27%	818,616	3,413	0.42%	711,763	4,535	0.64%
Other borrowed funds	150,654	3,730	2.48%	178,119	3,645	2.05%	193,288	4,929	2.55%
Total interest-bearing liabilities	1,037,034	6,156	0.59%	996,735	7,058	0.71%	905,051	9,464	1.05%
Noninterest-bearing liabilities:
Demand deposits	336,456			312,648			283,931
Other liabilities	7,092			8,601			7,631
Stockholders' equity	131,924			127,789			129,795
Total liabilities and
stockholders' equity	$1,512,506			$1,445,773			$1,326,408

Net interest income/net interest spread (3)		$51,350	3.43%		$47,567	3.29%		$42,758	3.13%
Net interest margin (3)			3.59%			3.48%			3.42%

(1)	Average loan balances include nonaccrual loans and loans held for sale. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

For the years ended December 31, 2014, 2013 and 2012, the Company's net interest margin on a tax-equivalent basis was 3.59, 3.48 and 3.42 percent, respectively.  The 11 basis point increase in the 2014 net interest margin was primarily the result of growth in loans and a decline in the rates paid on interest-bearing deposits, partially offset by a decline in the yield on loans. The result was an increase of $3,783 in tax-equivalent net interest income compared to 2013. Management believes the net interest margin will remain under pressure if the Federal Reserve maintains its current monetary policies. To prevent a potential negative impact to interest expense in the event of a future rise in market interest rates, the Company has forward-starting interest rate swaps in place. The interest rate swaps convert the payment streams for $55,000 of variable rate long-term borrowings to fixed interest rates. One $25,000 interest rate swap became effective in December 2014, and the other two have start dates in June and September 2015.

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

	2014 Compared to 2013			2013 Compared to 2012
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$1,215	$(461)	$754	$(455)	$(1,262)	$(1,717)
Real estate (2)	3,906	(2,171)	1,735	5,200	(2,759)	2,441
Consumer and other	90	(48)	42	64	(3)	61
Total loans (including fees)	5,211	(2,680)	2,531	4,809	(4,024)	785
Investment securities:
Taxable	(704)	469	(235)	457	476	933
Tax-exempt (2)	719	(60)	659	1,183	(426)	757
Total investment securities	15	409	424	1,640	50	1,690
Federal funds sold and other
short-term investments	(76)	2	(74)	(74)	2	(72)
Total interest income (2)	5,150	(2,269)	2,881	6,375	(3,972)	2,403
Interest Expense
Deposits:
Savings, interest-bearing
demand and money markets	192	(581)	(389)	341	(721)	(380)
Time	(175)	(423)	(598)	11	(753)	(742)
Total deposits	17	(1,004)	(987)	352	(1,474)	(1,122)
Other borrowed funds	(612)	697	85	(365)	(919)	(1,284)
Total interest expense	(595)	(307)	(902)	(13)	(2,393)	(2,406)
Net interest income (2)	$5,745	$(1,962)	$3,783	$6,388	$(1,579)	$4,809

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $2,531 for the year ended December 31, 2014 compared to 2013. The average balance of loans increased $113,068 in 2014 compared to 2013 as the Iowa economy saw some improvement and West Bank lenders focused on business development in all of their markets.  The average yield on loans declined 27 basis points in 2014 compared to 2013.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities in 2014 was $21,737 lower than in 2013, while the yield increased 27 basis points.  The decrease in volume was attributable to the combination of sales of investment securities and paydowns received on collateralized mortgage obligations and mortgage-backed securities exceeding investment securities purchases. The average balance of federal funds sold declined $28,839 during 2014.

The average balance of deposits increased $67,764 in 2014 compared to 2013. This increase is primarily due to higher customer demand for the Insured Cash Sweep products, which are reciprocal programs that provide FDIC insurance coverage for all participating deposits. The average balance of time deposits continues to decline as fewer customers consider time deposits a good option in the current low rate environment. The average rate paid on deposits in 2014 declined to 0.27 percent from 0.42 percent for 2013. The interest rates paid on a number of deposit products were reduced on December 30, 2013, and longer-term, higher-rate time deposits continue to mature and rollover into the current lower rates. The decline in deposit interest rates exceeded the cost attributed to higher interest-bearing deposit account balances, thus causing interest expense on deposits to decline by $987.

The average rate paid on other borrowed funds increased 43 basis points in 2014 compared to 2013, while the average balance decreased $27,465 for the same time period. In November 2013, the Company discontinued its securities sold under agreements to repurchase product, and these accounts were converted to deposit accounts with the introduction of the Insured Cash Sweep products. The average outstanding balance of securities sold under agreements to repurchase in 2013 was $39,672, with an average rate paid of 15 basis points; there were none in 2014. This decline in average balance of borrowed funds was partially offset by two new long-term borrowing arrangements entered into in June 2013 and an increase in the average balance of short-term borrowings in 2014.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company's investment portfolio as of the dates indicated.

	As of December 31
	2014	2013	2012
Securities available for sale, at fair value:
U.S. government agencies and corporations	$12,820	$12,871	$13,034
State and political subdivisions	52,359	87,788	56,761
Collateralized mortgage obligations	125,870	168,648	173,594
Mortgage-backed securities	66,153	58,156	38,424
Trust preferred securities	918	2,745	2,095
Corporate notes and other investments	14,670	15,008	8,406
Total securities available for sale, fair value and carrying value	$272,790	$345,216	$292,314

Securities held to maturity, at amortized cost:
State and political subdivisions	$51,343	$—	$—

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2014.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns, which are not projected in the table.

Investments as of December 31, 2014	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$—	$12,820	$—	$—	$12,820
State and political subdivisions	25	6,704	18,850	26,780	52,359
Collateralized mortgage obligations	—	—	8,974	116,896	125,870
Mortgage-backed securities	—	—	8,594	57,559	66,153
Trust preferred securities	—	—	—	918	918
Corporate notes and other investments	—	12,974	300	1,396	14,670
Total	$25	$32,498	$36,718	$203,549	$272,790

Weighted average yield:
U.S. government agencies and corporations	—	1.42%	—	—
State and political subdivisions (1)	7.55%	5.12%	4.42%	4.85%
Collateralized mortgage obligations	—	—	2.77%	2.26%
Mortgage-backed securities	—	—	2.70%	2.18%
Trust preferred securities	—	—	—	2.53%
Corporate notes and other investments	—	1.81%	3.00%	5.33%
Total	7.55%	2.33%	3.60%	2.59%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

The investment securities held to maturity presented in the following table are reported at amortized cost and by contractual maturity as of December 31, 2014.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments as of December 31, 2014	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$—	$9,286	$42,057	$51,343

Weighted average yield:
State and political subdivisions (1)	—%	—%	3.45%	4.36%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believes that process is valid. On a quarterly basis, management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and comparing the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has a practice of further testing the fair values by selecting a sample of investment securities from each category of securities. For that sample, the prices were further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and we concluded the fair values were consistent with GAAP and investment securities were properly classified in the fair value hierarchy.

As of December 31, 2014, the existing gross unrealized losses of $3,027 were considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not reduced estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.

(dollars in thousands, except per share amounts)

In September 2014, the Company reclassified 86 state and political subdivision securities with total amortized cost and fair value of $50,882 and $51,371, respectively, to the held to maturity classification. The Company decided it was prudent to reclassify approximately half of the state and political subdivision securities to the held to maturity designation as the Company has the ability and intent to hold these securities until their maturity dates, which range from 2020 to 2034. By establishing a "held to maturity" investment securities portfolio, any future decline in market value of the securities in this portfolio will not adversely impact stockholders' equity and book value per share.

Investment securities with book values totaling $35,866 were sold in 2014 for net gains of $716. The sales were primarily undertaken in order to capitalize on available net gains while being able to reinvest the proceeds primarily in agencies and mortgage-backed securities at similar yields and durations. In addition, the pooled TPS, ALESCO Preferred Funding X, Ltd, which had previously been reported as a security available for sale with OTTI, was sold in the fourth quarter of 2014. This security had a book value of $4,086 and was sold for a loss of $493.

As of December 31, 2014, approximately 70 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Association (FNMA) and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or GNMA. The debt obligations were all within the credit ratings acceptable under West Bank's investment policy.

As of December 31, 2014, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders' equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2014	2013	2012	2011	2010
Commercial	$316,908	$258,010	$282,124	$255,702	$310,376
Real estate:
Construction, land and land development	154,490	117,394	121,911	101,607	116,601
1-4 family residential first mortgages	53,497	50,349	49,280	63,218	51,760
Home equity	24,500	25,205	25,536	26,423	26,111
Commercial	625,938	532,139	441,857	386,137	372,404
Consumer and other loans	9,318	9,236	7,099	6,155	11,514
Total loans	1,184,651	992,333	927,807	839,242	888,766
Deferred loan fees, net	(606)	(613)	(406)	(283)	(117)
Total loans, net of deferred fees	$1,184,045	$991,720	$927,401	$838,959	$888,649

As of December 31, 2014, total loans were approximately 93 percent of total deposits and 73 percent of total assets.  As of December 31, 2014, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were $3,975 of participation loans outstanding to two non-U.S. public companies who are listed on U.S. stock exchanges as of December 31, 2014.

(dollars in thousands, except per share amounts)

Loans outstanding increased approximately 19 percent compared to the end of 2013. The growth was primarily in the commercial, commercial real estate, and construction and land development segments. Management believes the growth was the result of some improvement in our local economies, continued growth in the Rochester, Minnesota, location and the Company's overall business development efforts. The opening of the Rochester location in March 2013 and the addition of its experienced lenders have produced loan balances in that market of $51,340 as of December 31, 2014. The purchase of approximately $41,625 of public company floating rate loans, in $2,000 increments, also contributed to loan growth. Management believes the business development efforts are strong in all three of our markets, and additional growth is expected in 2015, although at a slower pace than in 2014.

For a description of the loan segments, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. The interest rates charged on loans vary with the degree of risk, the amount of the loan and the term of the loan.  Competitive pressures, the creditworthiness of the borrower, market interest rates, the availability of funds, and government regulation further influence the rate charged on a loan.

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

Within the commercial real estate category, concentrations in excess of ten percent of totals loans outstanding at December 31, 2014 include approximately $184,000 of loans for medical related facilities and approximately $126,000 of loans secured by multifamily residential properties.

Maturities of Loans

The contractual maturities of the Company's loan portfolio are as shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2014	Within one year	After one but within five years	After five years	Total
Commercial	$131,301	$136,003	$49,604	$316,908
Real estate:
Construction, land and land development	88,915	52,890	12,685	154,490
1-4 family residential first mortgages	9,110	38,838	5,549	53,497
Home equity	6,008	17,458	1,034	24,500
Commercial	19,668	417,416	188,854	625,938
Consumer and other loans	4,394	4,688	236	9,318
Total loans	$259,396	$667,293	$257,962	$1,184,651

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$545,932	$176,981
Variable rates		121,361	80,981
		$667,293	$257,962

(dollars in thousands, except per share amounts)

Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2014	2013	2012	2011	2010
Nonaccrual loans	$1,561	$2,398	$6,400	$8,572	$7,945
Loans past due 90 days and still accruing interest	—	—	—	—	198
Troubled debt restructured loans (1)	376	517	856	2,121	4,787
Total nonperforming loans	1,937	2,915	7,256	10,693	12,930
Other real estate owned	2,235	5,800	8,304	10,967	19,193
Nonaccrual investment securities	—	1,850	1,334	1,245	1,339
Total nonperforming assets	$4,172	$10,565	$16,894	$22,905	$33,462

Nonperforming loans to total loans	0.16%	0.29%	0.78%	1.27%	1.46%
Nonperforming assets to total assets	0.26%	0.73%	1.17%	1.80%	2.56%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Credit quality of the Company's assets remains strong as nonperforming assets continued to decline during 2014. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, was 2.71 percent as of December 31, 2014, an improvement from 7.69 percent as of December 31, 2013. These ratios were significantly better than peer group averages, which were approximately13.86 percent as of September 30, 2014, according to the data in the September 2014 Bank Holding Company Performance Report for the peer group of bank holding companies with assets between $1 billion and $3 billion.

(dollars in thousands, except per share amounts)

The following tables set forth the annual activity within each category of nonperforming assets for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$2,398	$—	$517	$2,915	$5,800	$1,850	$10,565
Increase in fair market value	—	—	—	—	—	1,828	1,828
Additions	860	326	—	1,186	1	—	1,187
Transfers:
Past due to nonaccrual	91	(91)	—	—	—	—	—
Troubled debt to past due	—	91	(91)	—	—	—	—
Nonaccrual to OREO	(393)	—	—	(393)	393	—	—
Upgrade in classification	—	(326)	—	(326)	—	—	(326)
Sales	—	—	—	—	(2,105)	(3,593)	(5,698)
Subsequent write-downs/
impairments	(892)	—	—	(892)	(1,854)	—	(2,746)
Payments	(503)	—	(50)	(553)	—	(85)	(638)
Balance at end of period	$1,561	$—	$376	$1,937	$2,235	$—	$4,172

	Year ended December 31, 2013
	Nonaccrual	Loans Past Due 90 Days and Still Accruing Interest	Troubled Debt Restructured	Total Nonperforming Loans	Other Real Estate Owned	Nonaccrual Investment Securities	Total Nonperforming Assets
Balance at beginning of period	$6,400	$—	$856	$7,256	$8,304	$1,334	$16,894
Increase in fair market value	—	—	—	—	—	516	516
Additions	6,159	1,156	31	7,346	272	—	7,618
Transfers:
Troubled debt to nonaccrual	104	—	(104)	—	—	—	—
Troubled debt to past due	—	—	—	—	—	—	—
Nonaccrual to OREO	(197)	—	—	(197)	197	—	—
Upgrade in classification	—	(1,150)	(186)	(1,336)	—	—	(1,336)
Sales	—	—	—	—	(1,632)	—	(1,632)
Subsequent write-downs/
impairments	(1,490)	(5)	(31)	(1,526)	(1,341)	—	(2,867)
Payments	(8,578)	(1)	(49)	(8,628)	—	—	(8,628)
Balance at end of period	$2,398	$—	$517	$2,915	$5,800	$1,850	$10,565
The 60.5 percent decline in nonperforming assets since the end of 2013 is the result of continued devotion of resources to collection and disposal of these assets. At December 31, 2014, only one property remained in other real estate owned. Valuations of other real estate owned are updated by management at least annually and sometimes more frequently, so that the properties are carried at current market value less estimated disposal costs.  Market values are determined by obtaining updated appraisals or other market information.  During 2014, the nonaccrual investment security's improvement in fair value led to management's decision to sell the security.

(dollars in thousands, except per share amounts)

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2014, 2013 and 2012, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $136, $333 and $513, respectively. A loan may be returned to accrual status when all principal and interest amounts contractually due are brought current and it is reasonable to expect continued payment performance. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

 A loan may be considered a TDR loan when the interest rate is reduced below that of a new loan with comparable risk or the term is extended beyond the original maturity date and the borrower is considered to be experiencing financial difficulties.  The payment history of the borrower, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial information is obtained and analyzed. A current assessment of collateral is performed. The approval process for TDR loans is the same as that for new loans. The TDR loans with extended terms are accounted for as impaired until ongoing performance is established.  Any TDR loan with an interest rate concession remains in TDR status until paid off. Interest income on TDR loans is recognized pursuant to the revised terms of the loan agreement.  A TDR loan may be reported in the nonaccrual category if it is not performing in accordance with its revised terms.

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral. The average balance of all impaired loans during 2014 was approximately $3,994.  Interest income recognized on impaired loans in 2014, 2013 and 2012 was approximately $105, $347 and $889, respectively.

As of December 31, 2014, West Bank had identified approximately $2,768 in loans to three commercial real estate customers as potential problem loans. None of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each loan.

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors.  This evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central and eastern Iowa and southeastern Minnesota. The local economies are composed primarily of service industries and state and county governments.

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

(dollars in thousands, except per share amounts)

Change in the Allowance for Loan Losses

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes activity in the Company's allowance for loan losses by loan segment for the years indicated, including amounts of loans charged off, recoveries, additions to the allowance charged to income and related ratios.

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2014	2013	2012	2011	2010
Balance at beginning of period	$13,791	$15,529	$16,778	$19,087	$19,126
Charge-offs:
Commercial	836	742	402	2,976	5,785
Real estate:
Construction, land and land development	—	—	1,508	2	209
1-4 family residential first mortgages	131	116	301	946	371
Home equity	138	119	343	97	266
Commercial	112	624	5	722	53
Consumer and other loans	—	33	25	21	234
	1,217	1,634	2,584	4,764	6,918
Recoveries:
Commercial	116	292	354	1,809	716
Real estate:
Construction, land and land development	8	42	—	2	10
1-4 family residential first mortgages	45	150	98	42	33
Home equity	99	236	22	29	16
Commercial	11	2	206	1	10
Consumer and other loans	4	24	30	22	44
	283	746	710	1,905	829
Net charge-offs	934	888	1,874	2,859	6,089
Provision for loan losses charged to operations	750	(850)	625	550	6,050
Balance at end of period	$13,607	$13,791	$15,529	$16,778	$19,087
Average loans outstanding	$1,063,528	$949,775	$854,860	$849,115	$960,227
Ratio of net charge-offs during the period
to average loans outstanding	0.09%	0.09%	0.22%	0.34%	0.63%
Ratio of allowance for loan losses to
average loans outstanding	1.28%	1.45%	1.82%	1.98%	1.99%
Ratio of allowance for loan losses to total
loans at the end of period	1.15%	1.39%	1.67%	2.00%	2.15%

According to the September 2014 Bank Holding Company Performance Report prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation, the percentage of net charge-offs to average loans for all banks with total assets between $1 billion and $3 billion was 0.15 percent for the first nine months of 2014. The Company's net charge-off ratio for 2014, as shown above, was below its peer group average for the first nine months of 2014. Approximately $801 of the 2014 commercial charge-offs related to three customers.

(dollars in thousands, except per share amounts)

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction or land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately owned business entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, may require refinancing or a large payoff at maturity.  When the economy turns downward, as occurred in 2008 and 2009, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	2014		2013		2012		2011		2010
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,415	26.75%	$4,199	26.00%	$4,116	30.41%	$4,409	30.47%	$7,940	34.92%
Real estate:
Construction, land
and land development	2,151	13.04%	3,032	11.83%	4,616	13.14%	3,572	12.11%	3,787	13.12%
1-4 family residential
first mortgages	466	4.51%	613	5.07%	637	5.31%	1,215	7.53%	647	5.82%
Home equity	534	2.07%	403	2.54%	568	2.75%	832	3.15%	658	2.94%
Commercial	6,013	52.84%	5,485	53.63%	5,564	47.62%	6,667	46.01%	5,823	41.90%
Consumer and other loans	28	0.79%	59	0.93%	28	0.77%	83	0.73%	232	1.30%
	$13,607	100.00%	$13,791	100.00%	$15,529	100.00%	$16,778	100.00%	$19,087	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories, the historical net loss experience by category, which can vary over time, specific reserves for loans considered impaired, and management's assessment of economic factors that may influence potential losses in the loan portfolio.  Prior to 2013, the historical experience factor was calculated using a rolling 12-quarter average. In the fourth quarter of 2013, the calculation was modified to use an experience factor based on the highest losses calculated over a rolling 12, 16 or 20 quarter period. Management believes that using the highest of these time periods will self-select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative.

Using the methodology discussed above, management determined a provision for loan losses of $750 was required for the year ended December 31, 2014, primarily due to the growth of the portfolio. The portion of the allowance for loan losses related to loans individually evaluated for impairment declined from December 31, 2013 to December 31, 2014, primarily as a result of the improvement and paydowns on a construction development loan relationship. The general component of the allowance for loan losses as a percent of loans collectively evaluated for impairment declined to 1.09 percent as of December 31, 2014, compared to 1.21 percent as of December 31, 2013. The reduction was due to the continued improvement of the quality of the loan portfolio and reductions in the historical loss experience factors.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $1,270,462 as of December 31, 2014, which was 9.2 percent higher than the total as of December 31, 2013. The volume of time deposits continued to drift lower during 2014 as interest rates remained at historic low levels and fewer customers were willing to lock in low rates for extended time periods. The decline in time deposits was partially offset by an increase in Certificate of Deposit Account Registry Service (CDARS) deposits. CDARS is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. The CDARS deposit balances were $52,114 and $37,669 as of December 31, 2014 and 2013, respectively. Interest-bearing demand and savings balances increased primarily due to the elimination of the securities sold under agreements to repurchase program in 2013. That program was replaced with the Insured Cash Sweep (ICS) interest-bearing checking and money market products, which are also reciprocal programs providing FDIC insurance coverage for all participating deposits. The increase in noninterest-bearing demand account balances was considered a normal fluctuation as corporate customers' liquidity needs vary at any given time.

Approximately 64 percent of the total certificates of deposit issued by West Bank mature in the next year. It is anticipated that a significant portion of these certificates will be renewed, even though certificates of deposit are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. In the event a substantial volume of certificates are not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.  However, a sustained reduction in overall deposit volume would have a significant negative impact on the Company's operations and liquidity.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2014.

3 months or less	$31,087
Over 3 through 6 months	8,727
Over 6 through 12 months	17,941
Over 12 months	26,173
$83,928
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$336,456	—	$312,648	—	$283,931	—
Interest-bearing demand:
Reward Me checking	77,178	0.35%	80,667	0.68%	86,549	1.00%
Insured cash sweep	75,720	0.23%	14,395	0.27%	23	0.46%
Other interest-bearing demand	77,452	0.05%	73,742	0.08%	68,955	0.12%
Money market:
Insured cash sweep	141,912	0.24%	122,031	0.26%	63,849	0.27%
Other money market	290,212	0.13%	297,530	0.20%	271,695	0.30%
Savings	73,528	0.05%	62,201	0.09%	53,339	0.12%
Time certificates	150,378	0.80%	168,050	1.07%	167,353	1.52%
	$1,222,836		$1,131,264		$995,694
Management does not expect interest rates on interest-bearing deposits in 2015 to be significantly different from the average rates paid in 2014, unless the Federal Reserve significantly increases market interest rates.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount, and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2014		2013		2012
	Balance	Rate	Balance	Rate	Balance	Rate
Subordinated notes	$20,619	3.39%	$20,619	3.41%	$20,619	3.53%
FHLB advances, net of discount	96,888	2.90%	95,392	2.52%	93,890	2.58%
Long-term debt	12,676	2.08%	15,935	2.11%	—	—
Short-term borrowings	66,000	0.28%	—	—	—	—
Federal funds purchased and securities
sold under agreements to repurchase	2,975	0.12%	16,622	0.26%	55,596	0.15%
	$199,158	1.99%	$148,568	2.35%	$170,105	1.90%
The following tables set forth the average principal balance, net of any discount, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Subordinated notes	$20,619	3.65%	$20,619	3.45%	$20,619	3.64%
FHLB advances, net of discount	96,113	2.73%	94,601	2.81%	104,665	3.88%
Long-term debt	14,196	2.09%	8,522	2.21%	—	—
Federal funds purchased and securities
sold under agreements to repurchase	6,013	0.18%	53,137	0.16%	68,004	0.17%
Short-term borrowings	13,713	0.29%	1,240	0.29%	—	—
	$150,654	2.48%	$178,119	2.05%	$193,288	2.55%

	2014	2013	2012
Maximum amount outstanding during
the year:
Subordinated notes	$20,619	$20,619	$20,619
FHLB advances, net of discount	96,888	95,392	105,000
Long-term debt	15,935	16,765	—
Federal funds purchased and securities
sold under agreements to repurchase	26,240	75,762	102,057
Short-term borrowings	66,000	38,000	—
During December 2012, $80,000 of the FHLB advances were modified and converted to variable rate advances tied to the three- month LIBOR. At the same time, forward-starting interest rate swaps were put in place to limit the Company's exposure to market interest rate increases. One of the interest rate swaps became effective in December 2014. The other two interest rate swaps become effective in June 2015 and December 2015. The remaining $25,000 FHLB advance is callable on a quarterly basis. The FHLB advances have maturity dates of 2018 through 2020.

On June 27, 2013, the Company borrowed $16,000 in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance the 2013 repurchase and cancellation of 1,440,592 shares of common stock. Also occurring during June 2013 was the purchase of commercial lots in Coralville for a new eastern Iowa main office. A portion of the the land purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The decline in long-term debt is in accordance with the repayment terms of the agreements.

(dollars in thousands, except per share amounts)

The fluctuation in the balances of federal funds purchased and other short-term borrowings are dependent upon two factors. The first is the loan demand and investment strategy of downstream correspondent banks for federal funds purchased. The second is the fluctuation in the Company's liquidity needs, which from time to time may require the Company to draw on the federal funds purchased lines with our upstream correspondent banks or on overnight FHLB advances. Depending on which has the lower interest rate, the Company may utilize either source of funding. The Company had no securities sold under agreements to repurchase as of December 31, 2014 or 2013, as all customer repurchase agreements were migrated to the ICS interest-bearing demand deposit product prior to the end of 2013. The ICS product provides customers with FDIC insurance coverage by reciprocating deposit balances through a network of participating banks and eliminates the investment security pledging requirements of repurchase agreements and administration of the product.

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

West Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management of the Company does not expect any significant losses as a result of these commitments. Off-balance sheet commitments are more fully discussed in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K.

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of contractual obligations of the Company by maturity period as of December 31, 2014.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$138,636	$88,983	$39,894	$9,759	$—
Federal funds purchased	2,975	2,975	—	—	—
Short-term borrowings	66,000	66,000	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	—	50,000	55,000
Long-term debt	12,676	3,261	6,598	2,628	189
Noncancelable operating lease commitments	20,991	1,733	3,429	3,466	12,363
Purchase commitments	417	417	—	—	—
Total	$367,314	$163,369	$49,921	$65,853	$88,171

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $39,781 at December 31, 2014, compared to $42,425 as of December 31, 2013.  The decline was primarily caused by loan growth throughout the year.

(dollars in thousands, except per share amounts)

As of December 31, 2014, West Bank had additional borrowing capacity available from the FHLB of approximately $125,518. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding under those federal funds lines as of December 31, 2014.  The Company also had a $5,000 secured line of credit with a commercial bank that expires on August 5, 2015.   Net cash from continuing operating activities contributed $26,287, $23,391 and $24,289 to liquidity for the years ended December 31, 2014, 2013 and 2012, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of December 31, 2014.

The Company's total stockholders' equity increased to $140,175 as of December 31, 2014, from $123,625 as of December 31, 2013. The increase is primarily the result of net income and an increase in accumulated other comprehensive income less dividends paid. At December 31, 2014, tangible common equity as a percent of tangible assets was 8.68 percent compared to 8.57 percent as of December 31, 2013.

On April 23, 2014, the Board of Directors extended a stock repurchase plan which authorized management to purchase up to $2 million of the Company's common stock within a twelve-month period ending April 24, 2015. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. As of December 31, 2014, no shares had been repurchased under the authorization.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. As of December 31, 2014, they included maintaining total capital to risk-weighted assets of at least 8.00 percent, of which at least half must be Tier 1 capital, and a Tier 1 leverage ratio of at least 4.00 percent. These capital requirements were increased on January 1, 2015, pursuant to Basel III, as discussed below. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2014, the Company had a total risk-based capital ratio of 12.81 percent, a Tier 1 capital ratio of 11.81 percent, and a Tier 1 leverage ratio of 10.17 percent. As of December 31, 2014, West Bank had ratios of 12.19 percent, 11.18 percent and 9.62 percent, respectively. As these ratios indicate, the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2014.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 capital ratio requirement. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules were effective for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Under these new rules, management believes the Company and West Bank will remain well-capitalized.

INTEREST RATE RISK

Interest rate risk refers to the exposure to earnings and capital arising from changes in interest rates.  Management's objectives are to manage interest rate risk to foster consistent growth of earnings and capital.  Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations used to evaluate volatility, interest rate, interest rate spread and volume assumptions.  This risk is quantified and compared against tolerance levels.

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

Another measure of interest rate sensitivity is the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.  The Company's gap ratio is shown in Item 7A of this Form 10-K.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2014 materially changed compared to 2013.

The following table presents the estimated change in net interest income for 2015 under several scenarios of assumed interest rate changes for the rate shock levels shown:

Scenario	% Change
300 basis points rising	3.35%
200 basis points rising	1.90%
100 basis points rising	0.41%
Base	—
As of December 31, 2014, the estimated effect of an immediate 300 basis point increase in interest rates could cause the Company's net interest income to increase by approximately 3.35 percent, or $1,860 in 2015. The estimated effect of an immediate decrease in rates is not reasonably calculable due to the current historically low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short term as the change in market rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions.  Actual values may differ from those projections set forth above.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

(dollars in thousands, except per share amounts)

The following table sets forth the estimated maturities, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2014.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Federal funds sold	$11,845	$—	$—	$—	$11,845
Investment securities:
Securities available for sale	15,792	32,561	128,195	96,242	272,790
Securities held to maturity	—	—	—	51,343	51,343
Federal Home Loan Bank stock	15,075	—	—	—	15,075
Loans held for sale	826	—	—	—	826
Loans	366,097	107,165	617,595	93,188	1,184,045
Total interest-earning assets	409,635	139,726	745,790	240,773	1,535,924
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand
and money markets	768,999	—	—	—	768,999
Time	41,633	47,236	49,767	—	138,636
Federal funds purchased	2,975	—	—	—	2,975
Other short-term borrowings	66,000	—	—	—	66,000
Long-term borrowings	81,812	45	48,137	189	130,183
Total interest-bearing liabilities	961,419	47,281	97,904	189	1,106,793
Interest sensitivity gap per period	$(551,784)	$92,445	$647,886	$240,584	$429,131
Cumulative interest sensitivity gap	$(551,784)	$(459,339)	$188,547	$429,131	$429,131
Interest sensitivity gap ratio	0.43	2.96	7.62	1,273.93	1.39
Cumulative interest sensitivity gap ratio	0.43	0.54	1.17	1.39	1.39
As of December 31, 2014, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.54, meaning that the Company is liability sensitive over the cumulative 12-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within this time frame are savings, money market and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2015, expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ McGladrey LLP
Des Moines, Iowa
March 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets, statements of income, comprehensive income, stockholders' equity and cash flows of West Bancorporation, Inc. and subsidiary, and our report dated March 5, 2015, expressed an unqualified opinion.

/s/ McGladrey LLP
Des Moines, Iowa
March 5, 2015

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2014 and 2013

(dollars in thousands)	2014	2013
ASSETS
Cash and due from banks	$27,936	$41,126
Federal funds sold	11,845	1,299
Cash and cash equivalents	39,781	42,425
Investment securities available for sale, at fair value	272,790	345,216
Investment securities held to maturity, at amortized cost (fair value of $51,501 at
December 31, 2014, and $0 at December 31, 2013)	51,343	—
Federal Home Loan Bank stock, at cost	15,075	11,851
Loans held for sale	826	2,230
Loans	1,184,045	991,720
Allowance for loan losses	(13,607)	(13,791)
Loans, net	1,170,438	977,929
Premises and equipment, net	9,988	7,487
Accrued interest receivable	4,425	4,007
Bank-owned life insurance	32,107	26,376
Other real estate owned	2,235	5,800
Deferred tax assets, net	6,333	9,193
Other assets	10,492	9,890
Total assets	$1,615,833	$1,442,404

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$362,827	$332,230
Interest-bearing demand	241,722	233,613
Savings	527,277	451,855
Time of $250,000 or more	18,985	30,457
Other time	119,651	115,687
Total deposits	1,270,462	1,163,842
Federal funds purchased	2,975	16,622
Short-term borrowings	66,000	—
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	96,888	95,392
Long-term debt	12,676	15,935
Accrued expenses and other liabilities	6,038	6,369
Total liabilities	1,475,658	1,318,779
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 50,000,000 shares; no shares issued and
outstanding at December 31, 2014 and 2013	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,018,734 and
15,976,204 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,000	3,000
Additional paid-in capital	18,971	18,411
Retained earnings	117,950	105,752
Accumulated other comprehensive income (loss)	254	(3,538)
Total stockholders' equity	140,175	123,625
Total liabilities and stockholders' equity	$1,615,833	$1,442,404

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share data)	2014	2013	2012
Interest income:
Loans, including fees	$47,440	$44,992	$44,277
Investment securities:
Taxable	4,938	5,173	4,240
Tax-exempt	2,878	2,457	1,954
Federal funds sold	45	119	191
Total interest income	55,301	52,741	50,662
Interest expense:
Deposits	2,426	3,413	4,535
Federal funds purchased and securities sold under agreements to repurchase	11	85	114
Short-term borrowings	40	4	—
Subordinated notes	754	711	751
Federal Home Loan Bank advances	2,628	2,657	4,064
Long-term debt	297	188	—
Total interest expense	6,156	7,058	9,464
Net interest income	49,145	45,683	41,198
Provision for loan losses	750	(850)	625
Net interest income after provision for loan losses	48,395	46,533	40,573
Noninterest income:
Service charges on deposit accounts	2,790	2,923	3,009
Debit card usage fees	1,764	1,787	1,586
Trust services	1,327	997	817
Gains and fees on sales of residential mortgages	1,394	1,275	3,104
Increase in cash value of bank-owned life insurance	731	646	737
Gain from bank-owned life insurance	—	—	841
Gain (loss) on disposition of premises and equipment	1,069	(9)	(125)
Investment securities impairment loss	—	—	(203)
Realized investment securities gains, net	223	—	246
Other income	998	875	857
Total noninterest income	10,296	8,494	10,869
Noninterest expense:
Salaries and employee benefits	16,086	15,757	14,532
Occupancy	4,165	3,906	3,519
Data processing	2,241	2,030	2,070
FDIC insurance	757	733	672
Other real estate owned	1,865	1,359	1,491
Professional fees	944	1,200	1,064
Director fees	714	584	448
Miscellaneous losses	329	736	195
Other expenses	4,901	4,511	4,676
Total noninterest expense	32,002	30,816	28,667
Income before income taxes	26,689	24,211	22,775
Income taxes	6,649	7,320	6,764
Net income	$20,040	$16,891	$16,011

Basic earnings per common share	$1.25	$1.02	$0.92
Diluted earnings per common share	$1.25	$1.02	$0.92
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)	2014	2013	2012
Net income	$20,040	$16,891	$16,011
Other comprehensive income (loss):
Unrealized gains on securities for which a portion of an other than temporary impairment has been recorded in earnings:
Unrealized holding gains arising during the period	1,828	516	89
Less: reclassification adjustment for net loss realized in net income	493	—	—
Less: reclassification adjustment for impairment losses realized in net
income	—	—	203
Income tax (expense)	(882)	(196)	(111)
Other comprehensive income on available for sale securities with
other than temporary impairment	1,439	320	181
Unrealized gains (losses) on securities without other than temporary impairment:
Unrealized holding gains (losses) arising during the period	8,201	(13,488)	2,749
Less: reclassification adjustment for net (gains) realized in net income	(716)	—	(246)
Less: reclassification adjustment for amortization of net unrealized gains on securities transferred from available for sale to held to maturity,
realized in interest income	(13)	—	—
Income tax (expense) benefit	(2,839)	5,125	(951)
Other comprehensive income (loss) on available for sale securities
without other than temporary impairment	4,633	(8,363)	1,552
Unrealized gains (losses) on derivatives arising during the period	(3,759)	4,159	(744)
Less: reclassification adjustment for net loss on derivatives realized in
net income	83	—	—
Income tax (expense) benefit	1,396	(1,580)	283
Other comprehensive income (loss) on derivatives	(2,280)	2,579	(461)
Total other comprehensive income (loss)	3,792	(5,464)	1,272
Comprehensive income	$23,832	$11,427	$17,283

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2014, 2013 and 2012

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$—	17,403,882	$3,000	$33,687	$86,110	$654	$123,451
Net income	—	—	—	—	16,011	—	16,011
Other comprehensive income, net of tax	—	—	—	—	—	1,272	1,272
Cash dividends declared, $0.36 per common share	—	—	—	—	(6,265)	—	(6,265)
Stock-based compensation costs	—	—	—	118	—	—	118
Balance, December 31, 2012	—	17,403,882	3,000	33,805	95,856	1,926	134,587
Net income	—	—	—	—	16,891	—	16,891
Other comprehensive loss, net of tax	—	—	—	—	—	(5,464)	(5,464)
Cash dividends declared, $0.42 per common share	—	—	—	—	(6,995)	—	(6,995)
Repurchase and cancellation of common stock	—	(1,440,592)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	378	—	—	378
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	12,914	—	(14)	—	—	(14)
Excess tax benefits from vesting of restricted stock units	—	—	—	16	—	—	16
Balance, December 31, 2013	—	15,976,204	3,000	18,411	105,752	(3,538)	123,625
Net income	—	—	—	—	20,040	—	20,040
Other comprehensive income, net of tax	—	—	—	—	—	3,792	3,792
Cash dividends declared, $0.49 per common share	—	—	—	—	(7,842)	—	(7,842)
Stock-based compensation costs	—	—	—	633	—	—	633
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	42,530	—	(189)	—	—	(189)
Excess tax benefits from vesting of restricted stock units	—	—	—	116	—	—	116
Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$20,040	$16,891	$16,011
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	750	(850)	625
Net amortization and accretion	3,767	4,832	4,303
(Gain) loss on disposition of premises and equipment	(1,069)	9	125
Investment securities gains, net	(223)	—	(246)
Investment securities impairment loss	—	—	203
Stock-based compensation costs	633	378	118
Gain on sale of loans	(1,247)	(1,083)	(2,614)
Proceeds from sales of loans held for sale	63,314	94,676	131,936
Originations of loans held for sale	(60,663)	(92,460)	(128,596)
(Gain) loss on sales of other real estate owned	2	(111)	(114)
Write-down of other real estate owned	1,786	1,341	1,442
Increase in cash value of bank-owned life insurance	(731)	(646)	(737)
Gain from bank-owned life insurance	—	—	(841)
Depreciation	853	786	697
Deferred income taxes	535	1,147	639
Excess tax benefits from vesting of restricted stock units	(116)	(16)	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(418)	(355)	531
(Increase) decrease in other assets	(450)	580	(116)
Increase (decrease) in accrued expenses and other liabilities	(476)	(1,728)	923
Net cash provided by operating activities	26,287	23,391	24,289
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	36,582	—	16,121
Proceeds from maturities and calls of securities available for sale	56,450	74,202	71,485
Purchases of securities available for sale	(67,770)	(143,384)	(98,186)
Purchases of Federal Home Loan Bank stock	(29,064)	(7,537)	(2,285)
Proceeds from redemption of Federal Home Loan Bank stock	25,840	7,475	1,848
Net increase in loans	(193,585)	(65,436)	(90,301)
Proceeds from sales of other real estate owned	2,103	1,744	1,320
Payments for other real estate owned improvements	—	(291)	—
Proceeds from sales of premises and equipment	3,013	—	—
Purchases of premises and equipment	(5,298)	(1,908)	(1,035)
Purchase of bank-owned life insurance	(5,000)	—	—
Proceeds of principal and earnings from bank-owned life insurance	—	—	1,573
Net cash used in investing activities	(176,729)	(135,135)	(99,460)

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)	2014	2013	2012
Cash Flows from Financing Activities:
Net increase in deposits	$106,620	$29,266	$177,203
Net decrease in federal funds purchased and securities
sold under agreements to repurchase	(13,647)	(38,974)	(245)
Net increase in other short-term borrowings	66,000	—	—
Proceeds from long-term debt	—	16,000	80,000
Principal payments on long-term debt	(3,260)	(830)	(80,000)
Prepayment fees on Federal Home Loan Bank advances	—	—	(11,152)
Common stock dividends paid	(7,842)	(6,995)	(6,265)
Repurchase and cancellation of common stock	—	(15,774)	—
Restricted stock units withheld for payroll taxes	(189)	(14)	—
Excess tax benefits from vesting of restricted stock units	116	16	—
Net cash provided by (used in) financing activities	147,798	(17,305)	159,541
Net increase (decrease) in cash and cash equivalents	(2,644)	(129,049)	84,370
Cash and Cash Equivalents:
Beginning	42,425	171,474	87,104
Ending	$39,781	$42,425	$171,474

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$6,166	$7,101	$9,726
Income taxes	7,045	6,755	4,682

Supplemental Disclosure of Noncash Investing and
Financing Activities:
Transfer of loans to other real estate owned	$394	$179	$872
Transfer of investment securities available for sale to investment
securities held to maturity	50,882	—	—
Transfer of investment securities available for sale to other
assets, sale not settled	3,593	—	—
Sale of other real estate owned financed by issuance of a loan	—	—	833
Purchase of premises financed by issuance of long-term debt	—	765	—

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is state chartered and has its main office in West Des Moines, Iowa, with seven additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Iowa City, Iowa, one office located in Coralville, Iowa, and one office located in Rochester, Minnesota.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities (TPS). As used herein, the term "Company" refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value and other than temporary impairment (OTTI) of financial instruments, the allowance for loan losses and the valuation of other real estate owned.

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a limited liability company), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership).  ICD IV, LLC was liquidated during the third quarter of 2014 because the underlying loan matured. All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Reclassification: Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholders' equity, to conform with current period presentation.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, gains and fees on sales of residential mortgages, fees for trust services and other miscellaneous banking related activities. This segment includes the Company, West Bank, and related elimination entries between the two, as the Company's operation is similar to that of West Bank.

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI).  OCI consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized gains (losses) of OTTI securities and the effective portion of the change in fair value of derivative instruments.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and federal funds sold to be cash and cash equivalents.  Cash flows from loans and deposits are reported net.

Investment securities:  Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities that may be sold for general liquidity needs, in response to market interest rate fluctuations, implementation of asset-liability management strategies, funding loan demand, changes in securities prepayment risk or other similar factors are classified as available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of deferred income taxes.  Realized gains and losses on sales of securities are computed on a specific identification basis based on amortized cost.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of each security or, in the case of callable securities, through the first call date, using the effective yield method.  Such amortization and accretion is included in interest income.  Interest income on securities is recognized using the interest method according to the terms of the investment security.

The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI. When determining whether an investment security is OTTI, management assesses the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether: (a) it has the intent to sell the security, and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  In instances when a determination is made that an OTTI exists but management does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to its anticipated repayment or maturity, the OTTI is separated into: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the security (the credit loss); and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to the credit loss is recognized as a charge to earnings. The amount of the total OTTI related to all other factors is recognized in OCI. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans issued through the Mortgage Partnership Finance Program (MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment. All shares of FHLB stock are issued and redeemed at par value.

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

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged-off against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  While management uses the best information available to make its evaluations, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

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

Premises and equipment:  Premises and equipment are stated at cost less accumulated depreciation.  The straight-line method of depreciation and amortization is used for calculating expense.  The estimated useful lives of premises and equipment range up to 40 years for buildings, up to ten years for furniture and equipment, and the shorter of the estimated useful life or lease term for leasehold improvements.

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

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $229,268 as of December 31, 2014, compared to assets totaling $248,915 as of December 31, 2013.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments (which consist of interest rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company's consolidated balance sheet as other assets or other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. As of December 31, 2014, the Company had only cash flow hedging relationships, which are derivatives to hedge the exposure to variability in expected future cash flows. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and on a quarterly basis throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. The Company does not use derivatives for trading or speculative purposes.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in OCI, net of deferred taxes, and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. The Company assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction.

Stock-based compensation: The West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders in 2012. The Plan is administered by the Compensation Committee of the Board of Directors. Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period using the fair value of the award at the time of the grant. Because the restricted stock unit (RSU) participants do not have dividend rights prior to vesting, the fair value of nonvested RSUs is equal to the fair market value of the underlying common stock at the grant date, reduced by the present value of the dividends expected to be paid on the underlying shares during the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation, since all RSUs are expected to vest and no forfeitures have occurred as of December 31, 2014.

Deferred compensation: On October 24, 2012, the Company's Board of Directors adopted the West Bancorporation, Inc. Deferred Compensation Plan (the Plan). The Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. The Plan became effective on January 1, 2013, and provides an opportunity for eligible participants, including directors and key officers of the Company, to voluntarily defer receipt of a portion of their respective cash compensation. The amount of compensation to be deferred by each individual participating in the Plan, if any, is determined in accordance with the Plan based on each participant's election. Additionally, the Company has the right to make discretionary contributions under the Plan on behalf of participants, though the Company has no intention at this time of making such Company contributions. Deferred compensation under the Plan is payable on a date or dates selected by each participant at the time of enrollment, subject to change in certain specified circumstances. In the event of a change in control of the Company, any amounts deferred by a participant will be distributed to the participant in a lump sum upon the change in control, and any Company contributions will be distributed in accordance with the participant's elections. As of December 31, 2014, no individuals had chosen to participate in the Plan.

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

Current accounting developments:  In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. For public companies, this update was effective for periods beginning after December 31, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2014, and early adoption was permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012, is presented below.

	2014	2013	2012
Net income	$20,040	$16,891	$16,011

Weighted average common shares outstanding	16,004	16,582	17,404
Weighted average effect of restricted stock units outstanding	38	47	40
Diluted weighted average common shares outstanding	16,042	16,629	17,444

Basic earnings per common share	$1.25	$1.02	$0.92
Diluted earnings per common share	$1.25	$1.02	$0.92
Note 3. Investment securities

The following tables show the amortized cost, unrealized gains and losses and estimated fair value of investment securities, by investment security type as of December 31, 2014 and 2013.

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,626	$204	$(10)	$12,820
State and political subdivisions	51,234	1,286	(161)	52,359
Collateralized mortgage obligations (1)	126,430	856	(1,416)	125,870
Mortgage-backed securities (1)	65,813	624	(284)	66,153
Trust preferred securities	1,763	—	(845)	918
Corporate notes and equity securities	14,729	66	(125)	14,670
	$272,595	$3,036	$(2,841)	$272,790

Securities held to maturity:
State and political subdivisions	$51,343	$344	$(186)	$51,501

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,593	$278	$—	$12,871
State and political subdivisions	90,833	1,466	(4,511)	87,788
Collateralized mortgage obligations (1)	170,431	2,128	(3,911)	168,648
Mortgage-backed securities (1)	59,226	607	(1,677)	58,156
Trust preferred securities	5,923	—	(3,178)	2,745
Corporate notes and equity securities	15,332	75	(399)	15,008
	$354,338	$4,554	$(13,676)	$345,216

(1) All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company had no securities in the "held to maturity" investment category as of December 31, 2013. In September 2014, the Company transferred 86 state and political subdivision securities with total amortized cost and estimated fair value of $50,882 and $51,371, respectively, from the available for sale securities classification to the held to maturity securities classification. Unrealized net gains, before tax, of $489 included in AOCI at the time of transfer are being amortized to interest income over the remaining expected lives of the transferred securities.

Investment securities with an amortized cost of approximately $4,805 and $6,803 as of December 31, 2014 and 2013, respectively, were pledged to secure access to the Federal Reserve discount window and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of investment securities available for sale as of December 31, 2014, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities in collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories in the following maturity summary. Equity securities have no maturity date.

	2014
	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	32,066	32,498
Due after five years through ten years	18,704	19,151
Due after ten years	28,073	27,697
	78,868	79,371
Collateralized mortgage obligations and mortgage-backed securities	192,243	192,023
Equity securities	1,484	1,396
	$272,595	$272,790
The amortized cost and fair value of investment securities held to maturity as of December 31, 2014, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	2014
	Amortized Cost	Fair Value
Due after five years through ten years	$9,286	$9,242
Due after ten years	42,057	42,259
	$51,343	$51,501
The details of the sales of investment securities for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table.

	2014	2013	2012
Proceeds from sales	$36,582	$—	$16,121
Gross gains on sales	1,050	—	288
Gross losses on sales	827	—	42

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2014 and 2013.

	2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government agencies and corporations	$10,039	$(10)	$—	$—	$10,039	$(10)
State and political subdivisions	6,614	(90)	5,887	(71)	12,501	(161)
Collateralized mortgage obligation	17,283	(87)	53,318	(1,329)	70,601	(1,416)
Mortgage-backed securities	15,184	(101)	17,126	(183)	32,310	(284)
Trust preferred securities	—	—	918	(845)	918	(845)
Corporate notes and equity securities	4,581	(23)	2,881	(102)	7,462	(125)
	$53,701	$(311)	$80,130	$(2,530)	$133,831	$(2,841)

Securities held to maturity:
State and political subdivisions	$13,048	$(186)	$—	$—	$13,048	$(186)

	2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$49,324	$(4,342)	$1,439	$(169)	$50,763	$(4,511)
Collateralized mortgage obligations	96,744	(3,911)	—	—	96,744	(3,911)
Mortgage-backed securities	44,224	(1,677)	—	—	44,224	(1,677)
Trust preferred securities	—	—	2,745	(3,178)	2,745	(3,178)
Corporate notes and equity securities	8,196	(390)	508	(9)	8,704	(399)
	$198,488	$(10,320)	$4,692	$(3,356)	$203,180	$(13,676)
See Note 1 for a discussion of financial reporting for investment securities with unrealized losses. As of December 31, 2014, the available for sale investment portfolio included nine state and political subdivision securities, 13 collateralized mortgage obligations, four mortgage-backed securities, one TPS and six corporate notes with unrealized losses that have existed for longer than one year.

The Company believes the unrealized losses on investments available for sale and held to maturity as of December 31, 2014, were due to market conditions, rather than reduced estimated cash flows.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI at December 31, 2014.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2014 and 2013.

	2014	2013
Commercial	$316,908	$258,010
Real estate:
Construction, land and land development	154,490	117,394
1-4 family residential first mortgages	53,497	50,349
Home equity	24,500	25,205
Commercial	625,938	532,139
Consumer and other loans	9,318	9,236
	1,184,651	992,333
Net unamortized fees and costs	(606)	(613)
	$1,184,045	$991,720
The loan portfolio included $770,982 and $657,667 of fixed rate loans and $413,669 and $334,666 of variable rate loans as of December 31, 2014 and 2013, respectively.

Real estate loans of approximately $590,000 and $480,000 were pledged as security for FHLB advances as of December 31, 2014 and 2013, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2014 and 2013.

	2014	2013
Balance, beginning of year	$12,572	$25,216
New loans	4,054	5,629
Repayments	(1,616)	(18,273)
Balance, end of year	$15,010	$12,572

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table sets forth the recorded investment in nonperforming loans, disaggregated by segment, held by the Company as of December 31, 2014 and 2013. The recorded investment represents principal balances net of any partial charge-offs. Related accrued interest and net unamortized fees and costs are immaterial and are excluded from the table.

	2014	2013
Nonaccrual loans:
Commercial	$346	$882
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	257	846
Home equity	229	—
Commercial	729	670
Consumer and other loans	—	—
Total nonaccrual loans	1,561	2,398
Loans past due 90 days and still accruing interest:
Commercial	—	—
Real estate:
Construction, land and land development	—	—
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans past due 90 days and still accruing interest	—	—
Troubled debt restructured loans (1):
Commercial	—	—
Real estate:
Construction, land and land development	376	424
1-4 family residential first mortgages	—	—
Home equity	—	—
Commercial	—	93
Consumer and other loans	—	—
Total troubled debt restructured loans	376	517
Total nonperforming loans	$1,937	$2,915

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category. There were two TDR loans as of December 31, 2014, and one TDR loan as of December 31, 2013, with balances of $643 and $670, respectively, included in the nonaccrual category.

The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2014, 2013 and 2012, totaled $0, $31 and $302, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

The recorded investment in TDR loans that have been modified within the twelve months ended December 31, 2014, 2013 and 2012, which have subsequently had a payment default, totaled $0, $31 and $894, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$164	$310	$—	$200	$345	$—
Real estate:
Construction, land and land development	376	978	—	423	1,025	—
1-4 family residential first mortgages	257	257	—	527	536	—
Home equity	—	—	—	—	—	—
Commercial	557	557	—	763	763	—
Consumer and other	—	—	—	—	—	—
	1,354	2,102	—	1,913	2,669	—
With an allowance recorded:
Commercial	292	292	150	807	807	560
Real estate:
Construction, land and land development	825	825	200	2,037	2,037	1,300
1-4 family residential first mortgages	—	—	—	319	319	33
Home equity	229	229	229	—	—	—
Commercial	172	172	172	—	—	—
Consumer and other	—	—	—	—	—	—
	1,518	1,518	751	3,163	3,163	1,893
Total:
Commercial	456	602	150	1,007	1,152	560
Real estate:
Construction, land and land development	1,201	1,803	200	2,460	3,062	1,300
1-4 family residential first mortgages	257	257	—	846	855	33
Home equity	229	229	229	—	—	—
Commercial	729	729	172	763	763	—
Consumer and other	—	—	—	—	—	—
Total impaired loans	$2,872	$3,620	$751	$5,076	$5,832	$1,893

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2014, 2013 and 2012.

	December 31, 2014		December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$271	$—	$206	$9	$463	$80
Real estate:
Construction, land and
land development	397	15	1,475	17	2,712	9
1-4 family residential first mortgages	355	7	574	1	1,024	5
Home equity	7	—	2	—	24	—
Commercial	674	6	1,759	7	3,373	55
Consumer and other	—	—	5	—	—	—
	1,704	28	4,021	34	7,596	149
With an allowance recorded:
Commercial	544	11	3,468	85	1,075	38
Real estate:
Construction, land and
land development	1,423	66	3,299	165	12,440	583
1-4 family residential first mortgages	144	—	183	8	314	15
Home equity	125	—	239	11	239	15
Commercial	54	—	798	44	1,290	88
Consumer and other	—	—	—	—	11	1
	2,290	77	7,987	313	15,369	740
Total:
Commercial	815	11	3,674	94	1,538	118
Real estate:
Construction, land and
land development	1,820	81	4,774	182	15,152	592
1-4 family residential first mortgages	499	7	757	9	1,338	20
Home equity	132	—	241	11	263	15
Commercial	728	6	2,557	51	4,663	143
Consumer and other	—	—	5	—	11	1
Total impaired loans	$3,994	$105	$12,008	$347	$22,965	$889
The balance of impaired loans at December 31, 2014 was composed of loans to 11 different borrowers, and the balance of impaired loans at December 31, 2013 was composed of loans to 17 different borrowers.  As of December 31, 2014, seven of the borrowers, comprising $2,343 of total impaired loans, were also considered impaired as of December 31, 2013. The Company has no commitments to advance additional funds on any of the impaired loans.

Interest income forgone on impaired loans was $136, $333 and $513, respectively, during the years ended December 31, 2014, 2013 and 2012.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2014 and 2013.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Still Accruing
Commercial	$215	$—	$123	$338	$316,570	$316,908	$—
Real estate:
Construction, land and
land development	—	—	—	—	154,490	154,490	—
1-4 family residential
first mortgages	—	171	—	171	53,326	53,497	—
Home equity	14	—	—	14	24,486	24,500	—
Commercial	1,500	—	—	1,500	624,438	625,938	—
Consumer and other	—	—	—	—	9,318	9,318	—
Total	$1,729	$171	$123	$2,023	$1,182,628	$1,184,651	$—
Nonaccrual loans included
above	$181	$171	$123	$475	$1,086	$1,561

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days and Still Accruing
Commercial	$407	$—	$200	$607	$257,403	$258,010	$—
Real estate:
Construction, land and
land development	—	—	—	—	117,394	117,394	—
1-4 family residential
first mortgages	103	240	539	882	49,467	50,349	—
Home equity	—	—	—	—	25,205	25,205	—
Commercial	110	268	—	378	531,761	532,139	—
Consumer and other	—	—	—	—	9,236	9,236	—
Total	$620	$508	$739	$1,867	$990,466	$992,333	$—
Nonaccrual loans included
above	$407	$240	$739	$1,386	$1,012	$2,398

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2014 and 2013.

	December 31, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$309,704	$6,268	$936	$—	$316,908
Real estate:
Construction, land and land development	151,258	993	2,239	—	154,490
1-4 family residential first mortgages	52,574	536	387	—	53,497
Home equity	23,958	218	324	—	24,500
Commercial	614,974	7,467	3,497	—	625,938
Consumer and other	9,318	—	—	—	9,318
Total	$1,161,786	$15,482	$7,383	$—	$1,184,651

	December 31, 2013
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$244,766	$10,933	$2,311	$—	$258,010
Real estate:
Construction, land and land development	100,236	12,661	4,497	—	117,394
1-4 family residential first mortgages	48,766	408	1,175	—	50,349
Home equity	23,608	1,495	102	—	25,205
Commercial	517,441	7,309	7,389	—	532,139
Consumer and other	9,230	6	—	—	9,236
Total	$944,047	$32,812	$15,474	$—	$992,333
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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2014, 2013 and 2012.

	2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(836)	—	(131)	(138)	(112)	—	(1,217)
Recoveries	116	8	45	99	11	4	283
Provision (1)	936	(889)	(61)	170	629	(35)	750
Ending balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607

	2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(742)	—	(116)	(119)	(624)	(33)	(1,634)
Recoveries	292	42	150	236	2	24	746
Provision (1)	533	(1,626)	(58)	(282)	543	40	(850)
Ending balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791

	2012
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,409	$3,572	$1,215	$832	$6,667	$83	$16,778
Charge-offs	(402)	(1,508)	(301)	(343)	(5)	(25)	(2,584)
Recoveries	354	—	98	22	206	30	710
Provision (1)	(245)	2,552	(375)	57	(1,304)	(60)	625
Ending balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529

(1)
The negative provisions for the various segments are either related to the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2014 and 2013.

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$150	$200	$—	$229	$172	$—	$751
Collectively evaluated for impairment	4,265	1,951	466	305	5,841	28	12,856
Total	$4,415	$2,151	$466	$534	$6,013	$28	$13,607

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$560	$1,300	$33	$—	$—	$—	$1,893
Collectively evaluated for impairment	3,639	1,732	580	403	5,485	59	11,898
Total	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2014 and 2013.

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$456	$1,201	$257	$229	$729	$—	$2,872
Collectively evaluated for impairment	316,452	153,289	53,240	24,271	625,209	9,318	1,181,779
Total	$316,908	$154,490	$53,497	$24,500	$625,938	$9,318	$1,184,651

	December 31, 2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,007	$2,460	$846	$—	$763	$—	$5,076
Collectively evaluated for impairment	257,003	114,934	49,503	25,205	531,376	9,236	987,257
Total	$258,010	$117,394	$50,349	$25,205	$532,139	$9,236	$992,333

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2014 and 2013.

	2014	2013
Land	$2,789	$2,704
Buildings	3,954	1,570
Leasehold improvements	3,243	3,004
Furniture and equipment	5,525	5,611
	15,511	12,889
Accumulated depreciation	5,523	5,402
	$9,988	$7,487

Note 6. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2014.

2015	$88,983
2016	31,882
2017	8,012
2018	7,827
2019	1,932
$138,636
Time deposits as of December 31, 2014 and 2013, included $52,114 and $37,669, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2014 and 2013, were $87,867 and $64,009, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $157,086 and $100,651, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.  The ICS interest-bearing checking product was provided as a replacement for securities sold under agreements to repurchase. The change was implemented to eliminate the need to pledge securities and administer the product.

Note 7. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related TPS) before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years, during which time no dividends may be paid to holders of the Company's common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer's option. The interest rate is a variable rate based on the three-month LIBOR plus 3.05 percent. At December 31, 2014, the interest rate was 3.31 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2014, including amortization of the discount fee, was 3.39 percent. Holders of the TPS associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company's indebtedness and senior to the Company's common stock.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 8. Federal Home Loan Bank Advances and Short-term Borrowings

The following table presents the terms of all FHLB advances as of December 31, 2014 and 2013.

		December 31, 2014			December 31, 2013
Maturity		Interest	Effective		Interest	Effective
Date	Variable/Fixed	Rate	Rate (1)	Balance	Rate	Rate (1)	Balance
1/29/2018	Fixed (2)	2.70%	2.70%	$25,000	2.70%	2.70%	$25,000
12/23/2019	Variable	0.54%	3.94%	25,000	0.54%	2.38%	25,000
6/22/2020	Variable	0.56%	2.40%	25,000	0.56%	2.40%	25,000
9/21/2020	Variable	0.56%	2.48%	30,000	0.56%	2.48%	30,000
				105,000			105,000
Discount for modification				(8,112)			(9,608)
Total FHLB advances, net of discount				$96,888			$95,392

(1)	The effective interest rate for the variable rate advances includes the effects of the discount fee amortization and interest rate swaps.

(2)	Callable quarterly.

Three of the FHLB advances totaling $80,000, were modified on December 21, 2012 to extend their terms and to convert the borrowings to a variable rate that is tied to three-month LIBOR. Two of the modifications were in amounts of $25,000 each and previously bore fixed interest rates of 4.01 and 4.23 percent, respectively. The third modification was in the amount of $30,000 and previously bore a fixed interest rate of 4.32 percent. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2014, 2013 and 2012, the Company amortized $1,496, $1,502 and $42, respectively, of interest expense related to the discount. Interest is payable quarterly on the FHLB advances. The Company also entered into three forward-starting interest rate swap contracts that effectively convert the variable rate advances to fixed rate advances on scheduled dates. See Note 10 for additional information on the interest rate swaps.
Short-term borrowings consist of FHLB overnight advances. The balances outstanding as of December 31, 2014 and 2013 were $66,000 and $0, respectively.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy. West Bank had additional borrowing capacity of approximately $125,518 at the FHLB as of December 31, 2014.

As of December 31, 2014, West Bank had arrangements to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks' normal terms.  The lines have no stated expiration date.  As of December 31, 2014, there were no amounts outstanding under these arrangements.

Note 9. Long-Term Debt

On June 27, 2013, the Company borrowed $16,000 from a commercial bank in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR, which totaled 2.10 percent as of December 31, 2014. The proceeds were used to finance the repurchase and cancellation of 1,440,592 shares of common stock discussed in Note 14. In the event that the Company defaults under the note, the interest rate would increase by an additional 5.00 percent. The outstanding balance on the note was $12,000 and $15,200 as of December 31, 2014 and 2013, respectively. The Company also has a $5,000 secured line of credit that expires on August 5, 2015. The Company was not drawing on this line of credit as of December 31, 2014. Both the note and the secured line of credit are secured by a pledge of certain Company assets, including the stock of West Bank.

During June 2013, the Company purchased two commercial lots in Coralville for construction of a new eastern Iowa main office. A portion of the purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The outstanding balance on the contract as of December 31, 2014 and 2013 was $676 and $735, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Future principal payments for long-term debt as of December 31, 2014 are shown in the table below.

2015	$3,261
2016	3,286
2017	3,312
2018	2,513
2019	115
Thereafter	189
$12,676
Note 10. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent the amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has variable rate FHLB advances, which create exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions with a total notional amount of $80,000. The interest rate swaps effectively convert $80,000 of variable rate FHLB advances to fixed rate debt as of the forward-starting dates. One interest rate swap became effective in December 2014. The forward-starting dates on the other two interest rate swaps range from June 2015 to December 2015. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying FHLB advances with quarterly interest rate reset dates.

In June 2013, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000 to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. This swap transaction was designated as a cash flow hedge of the variability in cash flows attributable to the change in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $20,000 of the Company's junior subordinated debt, which has a quarterly interest rate reset date. The effective date of this swap was June 30, 2014, and it was terminated in September 2014, when the fair value was $0.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 18 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2014 , 2013 and 2012, and the Company estimates there will be approximately $643 of cash payments and reclassification from AOCI to interest expense through December 31, 2015. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. The Company was not required to pledge any collateral to the counterparty as of December 31, 2014. As of December 31, 2013, the counterparty had pledged $3,300 of required collateral in the form of cash on deposit with a third party.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of December 31, 2014 and 2013.

December 31, 2014		Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$(97)	Other Liabilities	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	(87)	Other Liabilities	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	(77)	Other Liabilities	0.56%	2.52%	9/21/2020

December 31, 2013		Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$820	Other Assets	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	1,002	Other Assets	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	1,316	Other Assets	0.56%	2.52%	9/21/2020
Interest rate swap	(4)	20,000	277	Other Assets	3.30%	4.88%	6/30/2019
The following tables identify the pretax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012.

2014		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pretax Loss
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(927)	Interest Expense	$(10)	Other Income	$—
Interest rate swap	(2)	(1,089)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(1,393)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(350)	Interest Expense	(73)	Other Income	—

2013		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pretax Gain
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$1,059	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	1,240	Interest Expense	—	Other Income	—
Interest rate swap	(3)	1,583	Interest Expense	—	Other Income	—
Interest rate swap	(4)	277	Interest Expense	—	Other Income	—

2012		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pretax Loss
		Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(239)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(238)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(267)	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 11. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2011 through 2014 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized no material interest or penalties.  No accrued interest or penalties are included in accrued tax expenses in the balance sheets as of December 31, 2014 and 2013.

The following table shows the components of income taxes for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Current:
Federal	$4,838	$5,097	$5,129
State	1,276	1,076	996
Deferred:
Federal	608	1,044	548
State	(73)	103	91
Income taxes	$6,649	$7,320	$6,764
Total income taxes for the years ended December 31, 2014, 2013 and 2012, differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as shown in the following table:

	2014		2013		2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$9,341	35.0%	$8,474	35.0%	$7,971	35.0%
State income tax expense, net of
federal income tax benefit	596	2.2	687	2.8	639	2.8
Tax-exempt interest income	(1,525)	(5.7)	(1,331)	(5.5)	(1,095)	(4.8)
Nondeductible interest expense to
own tax-exempts	42	0.2	46	0.2	42	0.2
Tax-exempt increase in cash value of
life insurance and gains	(256)	(1.0)	(226)	(0.9)	(553)	(2.4)
Low income housing credits	(160)	(0.6)	(79)	(0.3)	(55)	(0.3)
Valuation allowance	(1,495)	(5.6)	116	0.4	98	0.4
New markets tax credit	—	—	(273)	(1.1)	(273)	(1.2)
Other, net	106	0.4	(94)	(0.4)	(10)	—
Income taxes	$6,649	24.9%	$7,320	30.2%	$6,764	29.7%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013.

	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,171	$5,241
Investment security impairment	—	106
Net unrealized losses on securities available for sale	—	3,466
Net unrealized losses on interest rate swaps	99	—
Intangibles	1,079	1,387
Other real estate owned	367	1,572
Accrued expenses	891	819
Restricted stock compensation	184	140
State net operating loss carryforward	1,100	647
Capital loss carryforward	797	4,063
Other	46	56
	9,734	17,497
Deferred tax liabilities:
Net deferred loan fees and costs	334	280
Net unrealized gains on securities available for sale	255	—
Net unrealized gains on interest rate swaps	—	1,297
Premises and equipment	565	559
Loans	—	1,038
Other	350	314
	1,504	3,488
Net deferred tax assets before valuation allowance	8,230	14,009
Valuation allowance for deferred tax assets	(1,897)	(4,816)
Net deferred tax assets	$6,333	$9,193
The Company has approximately $18,340 of state net operating loss carryforwards available to offset future state taxable income.  The Company has approximately $1,944 of federal and state capital loss carryforwards available to offset future capital gains. The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and federal and state capital loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2019 and thereafter. Federal and state capital loss carryforwards of $3,766 were utilized in 2014 and federal and state capital loss carryforwards of $4,189 and $4,271, respectively, expired in 2014. The remaining federal and state capital loss carryforwards expire in 2015 and 2016. The valuation allowance for deferred tax assets declined by $2,919 from December 31, 2013 to December 31, 2014. Of this change, $1,650 was related to the utilization of federal and state capital loss carryforwards, which had been fully reserved, $1,722 related to the expiration of the same carryforwards and $(453) related to state net operating loss carryforwards generated in 2014.

Note 12. Stock Compensation Plans

The West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders in April 2012 as a means to attract, retain and reward selected participants. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, and it will determine the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2014 and 2013, 564,857 and 656,749 shares, respectively, of the Company's common stock remained available for future awards under the 2012 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Under the 2012 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2014 under the 2012 Plan were at no cost to the participants, and the participants will not be entitled to dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant's termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	130,337	$10.50	66,793	$9.74	—	$—
Granted	104,750	15.30	77,500	11.10	66,793	9.74
Vested	(55,388)	10.20	(13,956)	10.17	—	—
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	179,699	$13.39	130,337	$10.50	66,793	$9.74
The fair value of restricted stock unit awards that vested during 2014 and 2013 was $818 and $175, respectively. Total compensation costs recorded for the RSUs were $633, $378, and $118 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $1,678 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 2.9 years.

Note 13. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  Matching and discretionary contributions are determined annually by the Board of Directors.  The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent for the years ended December 31, 2014, 2013 and 2012.  Total matching and discretionary contribution expense for the years ended December 31, 2014, 2013 and 2012, totaled $964, $913 and $841, respectively.

As of December 31, 2014 and 2013, the plan held 325,957 and 311,121 shares, respectively, of the Company's common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 14. Common Stock Repurchase

On June 4, 2013, the Company entered into an agreement to repurchase 1,440,592 shares of its common stock from American Equity Investment Life Holding Company and American Equity Life Insurance Company. The shares represented 8.27 percent of the total outstanding common shares of the Company as of that date. The purchase took place on June 5, 2013 at a price of $10.95 per share. The repurchased shares were canceled, thus reducing the Company's total issued and outstanding common shares to 15,969,464 as of that date. The purchase was financed as described in Note 9.

On April 23, 2014, the Board of Directors extended a stock repurchase plan which authorized management to purchase up to $2 million of the Company's common stock over a twelve month period. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares had been repurchased under the authorization as of December 31, 2014.

Note 15. Comprehensive Income

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2014, 2013 and 2012.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2011	$(1,940)	$2,594	$—	$654
Current period, other comprehensive income (loss)	181	1,552	(461)	1,272
Balance, December 31, 2012	(1,759)	4,146	(461)	1,926
Current period other comprehensive income (loss)	320	(8,363)	2,579	(5,464)
Balance, December 31, 2013	(1,439)	(4,217)	2,118	(3,538)
Other comprehensive income (loss) before
reclassifications	1,133	5,085	(2,331)	3,887
Amounts reclassified from accumulated other
comprehensive income	306	(452)	51	(95)
Current period other comprehensive income (loss)	1,439	4,633	(2,280)	3,792
Balance, December 31, 2014	$—	$416	$(162)	$254

Note 16. Regulatory Capital Requirements

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

Quantitative measures in effect on December 31, 2014, established by regulation to ensure capital adequacy, required the Company and West Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2014.  Prompt corrective action provisions are not applicable to the Company.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table as of December 31, 2014 and 2013.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$173,448	12.81%	$108,281	8.0%	N/A	N/A
West Bank	163,253	12.19	107,099	8.0	$133,874	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	159,841	11.81	54,140	4.0	N/A	N/A
West Bank	149,646	11.18	53,549	4.0	80,324	6.0

Tier 1 Capital (to Average Assets)
Consolidated	159,841	10.17	62,848	4.0	N/A	N/A
West Bank	149,646	9.62	62,203	4.0	77,754	5.0

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated	$160,737	13.94%	$92,265	8.0%	N/A	N/A
West Bank	155,666	13.86	89,859	8.0	$112,323	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	146,946	12.74	46,133	4.0	N/A	N/A
West Bank	141,875	12.63	44,929	4.0	67,394	6.0

Tier 1 Capital (to Average Assets)
Consolidated	146,946	10.04	58,520	4.0	N/A	N/A
West Bank	141,875	9.80	57,882	4.0	72,353	5.0
In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Management believes the Company and West Bank will remain well-capitalized under the new rules.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all banks by applicable law.

The Company's tangible common equity ratio was 8.68 percent and 8.57 percent at December 31, 2014 and 2013, respectively.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2014 and 2013, the Company had no intangible assets.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 17. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,823, $1,775 and $1,583, for the years ended December 31, 2014, 2013 and 2012, respectively.

Total approximate minimum rental commitments were as follows as of December 31, 2014.

2015	$1,733
2016	1,712
2017	1,717
2018	1,726
2019	1,740
Thereafter	12,363
$20,991
The Company had commitments to invest in four qualified affordable housing projects totaling $4,556 and $2,727 as of December 31, 2014 and 2013, respectively.
During 2013, the Company entered into a construction contract for a new main office for the eastern Iowa market. Progress billings of approximately $2,870 have been paid on the $3,287 contract through December 31, 2014.
Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $3,742 and $5,535 as of December 31, 2014 and 2013, respectively.

Financial instruments with off-balance-sheet risk:  The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of December 31, 2014 and 2013.

	2014	2013
Commitments to extend credit	$441,124	$388,197
Standby letters of credit	14,595	3,546
	$455,719	$391,743
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $13,855 at December 31, 2014, expire within ten years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2014 and 2013, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bank has executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At December 31, 2014, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $484.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance and unmarketability, among other things. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from West Bank, the Company had approximately $164,750 and $147,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2014 and 2013, respectively. West Bank did not repurchase any loans from secondary market investors under the terms of loan sale agreements during the years ended December 31, 2014 and 2013. In the opinion of management, the risk of recourse and the subsequent requirement that West Bank repurchase the loans is not significant, and accordingly, the only liability established relates to loans sold under the FHLB MPF Program.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market areas (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area, a 30-mile radius of the Iowa City, Iowa, metropolitan area and a 30-mile radius of the Rochester, Minnesota, metropolitan area).  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers. The majority of the securities issued by state and political subdivisions involve governmental entities within the state of Iowa. Securities totaling $47,042 were issued by other states with similar credit risks.

Contingencies:  On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts that nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. West Bank believes it has substantial defenses and is vigorously defending the action. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of the Plaintiffs' claims and found that factual disputes precluded summary judgment in West Bank's favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings. The appeals should be decided sometime in 2015. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2014 or 2013.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities and one TPS. One TPS security, which was sold in the fourth quarter of 2014, was not valued based on observable inputs and was, therefore, classified as Level 3.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management, with the assistance of an independent investment advisory firm, reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of investment securities by obtaining pricing from an independent investment advisory firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has a practice of further testing the fair values of a sample of securities. For that sample, the prices are further validated by management, with assistance from an independent investment advisory firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and securities were properly classified in the fair value hierarchy.

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or nonbinding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2014 and 2013.

	2014
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$12,820	$—	$12,820	$—
State and political subdivisions	52,359	—	52,359	—
Collateralized mortgage obligations	125,870	—	125,870	—
Mortgage-backed securities	66,153	—	66,153	—
Trust preferred securities	918	—	918	—
Corporate notes and equity securities	14,670	14,370	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$(261)	$—	$(261)	$—

	2013
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$12,871	$—	$12,871	$—
State and political subdivisions	87,788	—	87,788	—
Collateralized mortgage obligations	168,648	—	168,648	—
Mortgage-backed securities	58,156	—	58,156	—
Trust preferred securities	2,745	—	895	1,850
Corporate notes and equity securities	15,008	14,708	300	—
Derivative instruments, interest rate swaps	3,415	—	3,415	—
The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013 and 2012. The activity in the table consists of one pooled TPS (ALESCO Preferred Funding X, Ltd.).

Investment securities available for sale:	2014	2013	2012
Beginning balance	$1,850	$1,334	$1,245
Transfer into Level 3	—	—	—
Total gains or (losses):
Included in earnings	(493)	—	(203)
Included in other comprehensive income	2,321	516	292
Sale of security	(3,593)	—	—
Principal payments	(85)	—	—
Ending balance	$—	$1,850	$1,334

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of December 31, 2014 and 2013.

	2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$1,266	$—	$—	$1,266
Other real estate owned	2,235	—	—	2,235

	2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$1,939	$—	$—	$1,939
Other real estate owned	5,800	—	—	5,800
Loans in the previous tables consist of impaired loans for which a fair value adjustment was recorded.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  Collateral may be real estate or business assets such as equipment, inventory or accounts receivable. Fair value is determined by management evaluations or independent appraisals.  Appraised or reported values may be discounted based on management's opinions concerning market developments or the client's business.  Other real estate owned in the tables above consists of property acquired through foreclosures and loan settlements.  Property acquired is carried at fair value of the property less estimated disposal costs. Fair value of other real estate owned is determined by management obtaining appraisals or other market value information at the time of acquisition, is updated at least annually and may be discounted.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2014 and 2013.

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,266	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,939	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	5,800	Appraisal	Appraisal adjustment	0.0% - 50.0% (10.6%)
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

Deposits: The carrying amounts for demand and savings deposits, which represent the amounts payable on demand, approximate their fair values.  The fair values for certificates of deposit are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered on certificates with similar terms.

Accrued interest receivable and payable: The fair values of both accrued interest receivable and payable approximate their carrying amounts.

Borrowings: The carrying amounts of federal funds purchased, other short-term borrowings and variable rate long-term borrowings approximate their fair values.  Fair values of a fixed rate FHLB advance, subordinated notes and other long-term borrowings are estimated using a discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit: The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2014 and 2013.

		2014		2013
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$27,936	$27,936	$41,126	$41,126
Federal funds sold	Level 1	11,845	11,845	1,299	1,299
Investment securities available for sale	See previous table	272,790	272,790	345,216	345,216
Investment securities held to maturity	Level 2	51,343	51,501	—	—
Federal Home Loan Bank stock	Level 1	15,075	15,075	11,851	11,851
Loans held for sale	Level 2	826	838	2,230	2,242
Loans, net (1)	Level 2	1,170,438	1,199,832	977,929	990,811
Accrued interest receivable	Level 1	4,425	4,425	4,007	4,007
Interest rate swaps	See previous table	—	—	3,415	3,415
Financial liabilities:
Deposits	Level 2	$1,270,462	$1,270,987	$1,163,842	$1,165,112
Federal funds purchased	Level 1	2,975	2,975	16,622	16,622
Short-term borrowings	Level 1	66,000	66,000	—	—
Subordinated notes	Level 2	20,619	13,330	20,619	11,819
Federal Home Loan Bank advances, net	Level 2	96,888	96,312	95,392	94,785
Long-term debt	Level 2	12,676	12,571	15,935	15,784
Accrued interest payable	Level 1	419	419	429	429
Interest rate swaps	See previous table	261	261	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1)	All loans are Level 2 except impaired loans of $1,266 and $1,939 as of December 31, 2014 and 2013, respectively, which are Level 3.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2014 and 2013
	2014	2013
ASSETS
Cash	$8,792	$6,705
Investment securities available for sale	—	1,850
Investment in West Bank	149,980	139,822
Investment in West Bancorporation Capital Trust I	619	619
Premises, net	6,652	3,967
Other real estate owned	2,235	5,456
Other assets	5,397	1,869
Total assets	$173,675	$160,288

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$205	$109
Subordinated notes	20,619	20,619
Long-term debt	12,676	15,935
Total liabilities	33,500	36,663
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	18,971	18,411
Retained earnings	117,950	105,752
Accumulated other comprehensive income (loss)	254	(3,538)
Total stockholders' equity	140,175	123,625
Total liabilities and stockholders' equity	$173,675	$160,288

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2014, 2013 and 2012
	2014	2013	2012
Operating income:
Equity in net income of West Bank	$19,773	$18,609	$17,700
Equity in net income of West Bancorporation Capital Trust I	21	21	22
Interest and dividend income	—	—	44
Gain (loss) on disposition of premises	1,627	—	(36)
Investment securities impairment loss	—	—	(203)
Realized investment securities loss	(493)	—	—
Intercompany rental income	126	145	36
Total operating income	21,054	18,775	17,563
Operating expenses:
Interest on subordinated notes	753	711	751
Interest on long-term debt	297	188	—
Occupancy	78	49	10
Other real estate owned	1,725	1,511	1,011
Other expenses	604	686	554
Total operating expenses	3,457	3,145	2,326
Income before income taxes	17,597	15,630	15,237
Income tax benefits	(2,443)	(1,261)	(774)
Net income	$20,040	$16,891	$16,011

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$20,040	$16,891	$16,011
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(19,773)	(18,609)	(17,700)
Equity in net income of West Bancorporation Capital Trust I	(21)	(21)	(22)
Dividends received from West Bank	12,700	19,200	12,500
Dividends received from West Bancorporation Capital Trust I	21	21	22
Realized investment securities loss	493	—	—
Investment securities impairment loss	—	—	203
Amortization	26	20	14
Depreciation	39	43	10
(Gain) loss on disposition of premises	(1,627)	—	36
Write-down of other real estate owned	1,681	1,341	943
Loss on sale of other real estate owned	10	70	—
Deferred income tax (benefits)	362	(412)	(343)
Change in assets and liabilities:
(Increase) decrease in other assets	(1,248)	(217)	25
Increase (decrease) in accrued expenses and other liabilities	(32)	(137)	65
Net cash provided by operating activities	12,671	18,190	11,764
Cash Flows from Investing Activities:
Net change in loans	—	—	2,000
Proceeds from paydown on securities available for sale	85	—	—
Proceeds from sales of premises	3,000	—	—
Purchases of premises from West Bank	—	—	(2,339)
Other purchases of premises	(4,097)	(874)	(43)
Proceeds from sales of other real estate owned	1,530	280	—
Payments for other real estate owned improvements	—	(291)	—
Capital contribution to West Bank	—	(10,000)	—
Net cash provided by (used in) investing activities	518	(10,885)	(382)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	16,000	—
Principal payments on long-term debt	(3,260)	(830)	—
Common stock cash dividends	(7,842)	(6,995)	(6,265)
Repurchase and cancellation of common stock	—	(15,774)	—
Net cash used in financing activities	(11,102)	(7,599)	(6,265)
Net increase (decrease) in cash	2,087	(294)	5,117
Cash:
Beginning	6,705	6,999	1,882
Ending	$8,792	$6,705	$6,999

Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of premises financed by issuance of long-term debt	$—	$765	$—
Transfer of securities available for sale to other assets, sale not settled	3,593	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 20. Selected Quarterly Financial Data (unaudited)

	2014
Three months ended	March 31	June 30	September 30	December 31
Interest income	$13,346	$13,661	$13,860	$14,434
Interest expense	1,538	1,545	1,571	1,502
Net interest income	11,808	12,116	12,289	12,932
Provision for loan losses	—	150	100	500
Net interest income after provision for loan losses	11,808	11,966	12,189	12,432
Noninterest income	2,553	2,318	2,622	2,803
Noninterest expense	8,002	7,364	7,386	9,250
Income before income taxes	6,359	6,920	7,425	5,985
Income taxes	1,959	2,181	2,362	147
Net income	$4,400	$4,739	$5,063	$5,838

Basic earnings per common share	$0.28	$0.30	$0.32	$0.36
Diluted earnings per common share	$0.27	$0.30	$0.32	$0.36

	2013
Three months ended	March 31	June 30	September 30	December 31
Interest income	$12,572	$13,261	$13,444	$13,464
Interest expense	1,748	1,728	1,818	1,764
Net interest income	10,824	11,533	11,626	11,700
Provision for loan losses	150	—	(1,000)	—
Net interest income after provision for loan losses	10,674	11,533	12,626	11,700
Noninterest income	2,215	2,017	2,130	2,132
Noninterest expense	7,240	7,415	8,413	7,748
Income before income taxes	5,649	6,135	6,343	6,084
Income taxes	1,701	1,837	1,980	1,802
Net income	$3,948	$4,298	$4,363	$4,282

Basic earnings per common share	$0.23	$0.25	$0.27	$0.27
Diluted earnings per common share	$0.23	$0.25	$0.27	$0.27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting of the Company includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company's internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The Company's independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company's internal control over financial reporting as of December 31, 2014, that appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K can be found under the captions "Proposals for Annual Meeting - Proposal 1 - Election of Directors " and "Executive Officers of the Company" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 5, 2015, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than 10 percent of the Company's common stock file initial reports of ownership and reports of changes of ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) form indicating that any one person owns more than 10 percent of the Company's stock and the Company does not know of any one stockholder who owns more than 10 percent of the Company's stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2014 were filed on a timely basis, with the exception of Marie I. Roberts, the Principal Accounting Officer, who filed a late Form 3.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption "2016 Stockholder Proposals" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 5, 2015, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions "Compensation Committee Report," and "2014 Director Compensation" and under the heading "Executive Compensation" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 5, 2015, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company currently maintains the 2012 Plan, which was approved by our stockholders in 2012. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under this plan as of December 31, 2014.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by stockholders	179,699	—	564,857
Equity compensation plans not
approved by stockholders	—	—	—
Total	179,699	—	564,857
The information required pursuant to Item 403 of Regulation S-K can be found under the captions "Security Ownership of Certain Beneficial Owners and Executive Officers," "Other Beneficial Owners" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 5, 2015, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the heading "Governance and Board of Directors" and under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 5, 2015, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the heading "Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 5, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)	1. Financial Statements
See the consolidated financial statements which appear in Item 8 of this Form 10-K.

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

10.20	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 on the Form 10-K filed on March 6, 2014)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 5, 2015	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2015	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 5, 2015	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

March 5, 2015	By:	/s/ Marie I. Roberts
Marie I. Roberts
Senior Vice President and Controller
(Principal Accounting Officer)

BOARD OF DIRECTORS

March 5, 2015	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 5, 2015	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 5, 2015	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 5, 2015	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 5, 2015	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 5, 2015	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

March 5, 2015	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 5, 2015	By:	/s/ Sean P. McMurray
Sean P. McMurray

March 5, 2015	By:	/s/ George D. Milligan
George D. Milligan

March 5, 2015	By:	/s/ James W. Noyce
James W. Noyce

March 5, 2015	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 5, 2015	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

March 5, 2015	By:	/s/ Philip Jason Worth
Philip Jason Worth

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document