Form 10-Q
period 2015-03-31
WEST BANCORPORATION INC
filed 2015-04-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Yes  ☐                      No  ☒

As of April 22, 2015, there were 16,039,269 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share data)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$40,514	$27,936
Federal funds sold	48,445	11,845
Cash and cash equivalents	88,959	39,781
Investment securities available for sale, at fair value	264,213	272,790
Investment securities held to maturity, at amortized cost (fair value of $51,784
and $51,501 at March 31, 2015 and December 31, 2014, respectively)	51,322	51,343
Federal Home Loan Bank stock, at cost	12,515	15,075
Loans	1,184,447	1,184,045
Allowance for loan losses	(13,878)	(13,607)
Loans, net	1,170,569	1,170,438
Premises and equipment, net	10,798	9,988
Accrued interest receivable	5,114	4,425
Bank-owned life insurance	32,296	32,107
Deferred tax assets, net	5,799	6,333
Other assets	7,342	13,553
Total assets	$1,648,927	$1,615,833
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$367,422	$362,827
Interest-bearing demand	257,696	241,722
Savings	597,181	527,277
Time of $250,000 or more	14,416	18,985
Other time	128,705	119,651
Total deposits	1,365,420	1,270,462
Federal funds purchased	4,100	2,975
Short-term borrowings	—	66,000
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	97,257	96,888
Long-term debt	11,861	12,676
Accrued expenses and other liabilities	5,949	6,038
Total liabilities	1,505,206	1,475,658
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,039,269 and
16,018,734 shares issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	3,000	3,000
Additional paid-in capital	19,054	18,971
Retained earnings	120,811	117,950
Accumulated other comprehensive income	856	254
Total stockholders' equity	143,721	140,175
Total liabilities and stockholders' equity	$1,648,927	$1,615,833
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Interest income:
Loans, including fees	$12,622	$11,330
Investment securities:
Taxable	1,125	1,330
Tax-exempt	764	676
Federal funds sold	10	10
Total interest income	14,521	13,346
Interest expense:
Deposits	571	622
Federal funds purchased	2	4
Short-term borrowings	26	9
Subordinated notes	171	173
Federal Home Loan Bank advances	724	647
Long-term debt	64	83
Total interest expense	1,558	1,538
Net interest income	12,963	11,808
Provision for loan losses	—	—
Net interest income after provision for loan losses	12,963	11,808
Noninterest income:
Service charges on deposit accounts	620	679
Debit card usage fees	435	410
Trust services	325	318
Revenue from residential mortgage banking	35	226
Increase in cash value of bank-owned life insurance	189	154
Realized investment securities gains, net	11	506
Other income	245	260
Total noninterest income	1,860	2,553
Noninterest expense:
Salaries and employee benefits	3,990	4,111
Occupancy	1,049	1,011
Data processing	574	522
FDIC insurance	202	181
Other real estate owned	—	286
Professional fees	204	264
Director fees	188	153
Miscellaneous losses	(13)	269
Other expenses	1,252	1,205
Total noninterest expense	7,446	8,002
Income before income taxes	7,377	6,359
Income taxes	2,274	1,959
Net income	$5,103	$4,400

Basic earnings per common share	$0.32	$0.28
Diluted earnings per common share	$0.32	$0.27
Cash dividends declared per common share	$0.14	$0.11
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$5,103	$4,400
Other comprehensive income:
Unrealized gains on securities for which a portion
of an other than temporary impairment has
been recorded in earnings:
Unrealized holding gains arising during the
period	—	318
Less: reclassification adjustment for impairment
losses realized in net income	—	—
Income tax (expense)	—	(121)
Other comprehensive income on available
for sale securities with other than temporary
impairment	—	197
Unrealized gains on securities without
other than temporary impairment:
Unrealized holding gains arising during
the period	2,029	3,342
Less: reclassification adjustment for net (gains)
realized in net income	(11)	(506)
Less: reclassification adjustment for amortization
of net unrealized gains on securities transferred
from available for sale to held to maturity,
realized in interest income	(10)	—
Income tax (expense)	(763)	(1,077)
Other comprehensive income on
available for sale securities without other
than temporary impairment	1,245	1,759
Unrealized (losses) on derivatives arising
during the period	(1,113)	(1,179)
Less: reclassification adjustment for net loss on
derivatives realized in net income	74	—
Less: reclassification adjustment for amortization of
derivative termination costs	2	—
Income tax benefit	394	447
Other comprehensive (loss) on derivatives	(643)	(732)
Total other comprehensive income	602	1,224
Comprehensive income	$5,705	$5,624

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	4,400	—	4,400
Other comprehensive income, net of tax	—	—	—	—	—	1,224	1,224
Cash dividends declared, $0.11 per common share	—	—	—	—	(1,758)	—	(1,758)
Stock-based compensation costs	—	—	—	107	—	—	107
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	9,420	—	(54)	—	—	(54)
Excess tax benefits from vesting of restricted stock units	—	—	—	28	—	—	28
Balance, March 31, 2014	$—	15,985,624	$3,000	$18,492	$108,394	$(2,314)	$127,572

Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	5,103	—	5,103
Other comprehensive income, net of tax	—	—	—	—	—	602	602
Cash dividends declared, $0.14 per common share	—	—	—	—	(2,242)	—	(2,242)
Stock-based compensation costs	—	—	—	178	—	—	178
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	20,535	—	(179)	—	—	(179)
Excess tax benefits from vesting of restricted stock units	—	—	—	84	—	—	84
Balance, March 31, 2015	$—	16,039,269	$3,000	$19,054	$120,811	$856	$143,721

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$5,103	$4,400
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion	898	885
(Gain) loss on disposition of premises and equipment	1	(10)
Investment securities gains, net	(11)	(506)
Stock-based compensation	178	107
Gain on sale of loans	(14)	(193)
Proceeds from sales of loans held for sale	840	10,688
Originations of loans held for sale	—	(9,086)
Gain on sales of other real estate owned	—	(25)
Write-down of other real estate owned	—	296
Increase in cash value of bank-owned life insurance	(189)	(154)
Depreciation	230	200
Deferred income taxes	165	869
Excess tax benefits from vesting of restricted stock units	(84)	(28)
Change in assets and liabilities:
(Increase) in accrued interest receivable	(689)	(498)
Decrease in other assets	1,871	669
(Decrease) in accrued expenses and other liabilities	(971)	(943)
Net cash provided by operating activities	7,328	6,671
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	10,057	29,238
Proceeds from maturities and calls of securities available for sale	10,146	20,209
Purchases of securities available for sale	(10,107)	(41,575)
Purchases of Federal Home Loan Bank stock	(8,187)	(6,239)
Proceeds from redemption of Federal Home Loan Bank stock	10,747	6,174
Net increase in loans	(131)	(28,290)
Proceeds from sales of other real estate owned	—	644
Proceeds from sales of premises and equipment	—	13
Purchases of premises and equipment	(1,041)	(1,477)
Proceeds from settlement of other assets	3,593	—
Net cash provided by (used in) investing activities	15,077	(21,303)
Cash Flows from Financing Activities:
Net increase in deposits	94,958	72,178
Net increase (decrease) in federal funds purchased	1,125	(11,227)
Net decrease in short-term borrowings	(66,000)	—
Principal payments on long-term debt	(815)	(814)
Interest rate swap termination costs paid	(158)	—
Common stock dividends paid	(2,242)	(1,758)
Restricted stock units withheld for payroll taxes	(179)	(54)
Excess tax benefits from vesting of restricted stock units	84	28
Net cash provided by financing activities	26,773	58,353
Net increase in cash and cash equivalents	49,178	43,721
Cash and Cash Equivalents:
Beginning	39,781	42,425
Ending	$88,959	$86,146

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,569	$1,516
Income taxes	40	35
Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$143
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 2015 and December 31, 2014, and net income, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value and other than temporary impairment (OTTI) of financial instruments, and the allowance for loan losses.

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank and West Bank's wholly-owned subsidiary WB Funding Corporation (which owns an interest in a limited liability company). West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity) was liquidated during the third quarter of 2014 because the underlying loan matured.  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Current accounting developments: In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update was effective for interim and annual periods beginning after December 31, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2015 and 2014 are presented in the following table.

	Three Months Ended March 31,
	2015	2014
Net income	$5,103	$4,400

Weighted average common shares outstanding	16,020	15,977
Weighted average effect of restricted stock units outstanding	65	53
Diluted weighted average common shares outstanding	16,085	16,030

Basic earnings per common share	$0.32	$0.28
Diluted earnings per common share	$0.32	$0.27

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,571	$208	$—	$2,779
State and political subdivisions	51,195	1,423	(72)	52,546
Collateralized mortgage obligations (1)	128,894	1,104	(551)	129,447
Mortgage-backed securities (1)	62,865	897	(43)	63,719
Trust preferred security	1,765	—	(840)	925
Corporate notes and equity securities	14,710	93	(6)	14,797
	$262,000	$3,725	$(1,512)	$264,213

Securities held to maturity:
State and political subdivisions	$51,322	$602	$(140)	$51,784

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,626	$204	$(10)	$12,820
State and political subdivisions	51,234	1,286	(161)	52,359
Collateralized mortgage obligations (1)	126,430	856	(1,416)	125,870
Mortgage-backed securities (1)	65,813	624	(284)	66,153
Trust preferred security	1,763	—	(845)	918
Corporate notes and equity securities	14,729	66	(125)	14,670
	$272,595	$3,036	$(2,841)	$272,790

Securities held to maturity:
State and political subdivisions	$51,343	$344	$(186)	$51,501

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $66,934 and $4,805 as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of March 31, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary. Equity securities have no maturity date.

	March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$775	$776
Due after one year through five years	21,379	21,871
Due after five years through ten years	19,311	19,876
Due after ten years	27,292	27,043
	68,757	69,566
Collateralized mortgage obligations and mortgage-backed securities	191,759	193,166
Equity securities	1,484	1,481
	$262,000	$264,213
The amortized cost and fair value of investment securities held to maturity as of March 31, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	March 31, 2015
	Amortized Cost	Fair Value
Due after five years through ten years	$9,282	$9,353
Due after ten years	42,040	42,431
	$51,322	$51,784
The details of the sales of investment securities for the three months ended March 31, 2015 and 2014 are summarized in the following table.

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$10,057	$29,238
Gross gains on sales	11	716
Gross losses on sales	—	210

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	5,112	(72)	—	—	5,112	(72)
Collateralized mortgage obligations	4,796	(22)	48,276	(529)	53,072	(551)
Mortgage-backed securities	8,811	(1)	8,287	(42)	17,098	(43)
Trust preferred security	—	—	925	(840)	925	(840)
Corporate notes and equity securities	1,582	(1)	1,986	(5)	3,568	(6)
	$20,301	$(96)	$59,474	$(1,416)	$79,775	$(1,512)

Securities held to maturity:
State and political subdivisions	$10,215	$(140)	$—	$—	$10,215	$(140)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$10,039	$(10)	$—	$—	$10,039	$(10)
State and political subdivisions	6,614	(90)	5,887	(71)	12,501	(161)
Collateralized mortgage obligations	17,283	(87)	53,318	(1,329)	70,601	(1,416)
Mortgage-backed securities	15,184	(101)	17,126	(183)	32,310	(284)
Trust preferred security	—	—	918	(845)	918	(845)
Corporate notes and equity securities	4,581	(23)	2,881	(102)	7,462	(125)
	$53,701	$(311)	$80,130	$(2,530)	$133,831	$(2,841)

Securities held to maturity:
State and political subdivisions	$13,048	$(186)	$—	$—	$13,048	$(186)
As of March 31, 2015, the available for sale securities with unrealized losses that have existed for longer than one year included 12 collateralized mortgage obligation securities, two mortgage-backed securities, one trust preferred security, two corporate notes and two equity securities.

The Company believes the unrealized losses on investments available for sale and held to maturity as of March 31, 2015, were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of March 31, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Commercial	$314,110	$316,908
Real estate:
Construction, land and land development	146,069	154,490
1-4 family residential first mortgages	50,877	53,497
Home equity	23,620	24,500
Commercial	640,109	625,938
Consumer and other loans	10,452	9,318
	1,185,237	1,184,651
Net unamortized fees and costs	(790)	(606)
	$1,184,447	$1,184,045
Real estate loans of approximately $600,000 and $590,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2015 and December 31, 2014, respectively.

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

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The table below presents the TDR loans by segment as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Troubled debt restructured loans(1):
Commercial	$110	$—
Real estate:
Construction, land and land development	364	376
1-4 family residential first mortgages	81	86
Home equity	—	—
Commercial	529	557
Consumer and other loans	—	—
Total troubled debt restructured loans	$1,084	$1,019

(1)	There were two TDR loans as of March 31, 2015 and December 31, 2014, with balances of $610 and $643, respectively, categorized as nonaccrual.

There was one loan modification considered to be TDR that occurred during the three months ended March 31, 2015 with a pre- and post-modification recorded investment of $110. There were no loan modifications considered to be TDR during the three months ended March 31, 2014.

No TDR loans that were modified within the twelve months preceding March 31, 2015 and 2014 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$164	$310	$—	$164	$310	$—
Real Estate:
Construction, land and land development	364	966	—	376	978	—
1-4 family residential first mortgages	324	324	—	257	257	—
Home equity	—	—	—	—	—	—
Commercial	529	529	—	557	557	—
Consumer and other loans	4	4	—	—	—	—
	1,385	2,133	—	1,354	2,102	—
With an allowance recorded:
Commercial	290	290	160	292	292	150
Real Estate:
Construction, land and land development	—	—	—	825	825	200
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	223	223	223	229	229	229
Commercial	168	168	168	172	172	172
Consumer and other loans	—	—	—	—	—	—
	681	681	551	1,518	1,518	751
Total:
Commercial	454	600	160	456	602	150
Real Estate:
Construction, land and land development	364	966	—	1,201	1,803	200
1-4 family residential first mortgages	324	324	—	257	257	—
Home equity	223	223	223	229	229	229
Commercial	697	697	168	729	729	172
Consumer and other loans	4	4	—	—	—	—
	$2,066	$2,814	$551	$2,872	$3,620	$751

The balance of impaired loans at March 31, 2015 and December 31, 2014 was composed of 12 and 11 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$165	$—	$305	$—
Real estate:
Construction, land and land development	367	3	414	4
1-4 family residential first mortgages	271	—	454	—
Home equity	—	—	—	—
Commercial	543	—	773	2
Consumer and other loans	1	—	—	—
	1,347	3	1,946	6
With an allowance recorded:
Commercial	290	2	684	2
Real estate:
Construction, land and land development	618	6	1,987	22
1-4 family residential first mortgages	—	—	313	—
Home equity	226	—	—	—
Commercial	171	—	—	—
Consumer and other loans	—	—	—	—
	1,305	8	2,984	24
Total:
Commercial	455	2	989	2
Real estate:
Construction, land and land development	985	9	2,401	26
1-4 family residential first mortgages	271	—	767	—
Home equity	226	—	—	—
Commercial	714	—	773	2
Consumer and other loans	1	—	—	—
	$2,652	$11	$4,930	$30

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$313,766	$344	$314,110
Real estate:
Construction, land and
land development	—	—	—	—	146,069	—	146,069
1-4 family residential
first mortgages	74	—	—	74	50,479	324	50,877
Home equity	—	—	—	—	23,398	222	23,620
Commercial	—	1,480	—	1,480	637,932	697	640,109
Consumer and other	193	—	—	193	10,254	5	10,452
Total	$267	$1,480	$—	$1,747	$1,181,898	$1,592	$1,185,237

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$34	$—	$—	$34	$316,528	$346	$316,908
Real estate:
Construction, land and
land development	—	—	—	—	154,490	—	154,490
1-4 family residential
first mortgages	—	—	—	—	53,240	257	53,497
Home equity	14	—	—	14	24,257	229	24,500
Commercial	1,500	—	—	1,500	623,709	729	625,938
Consumer and other	—	—	—	—	9,318	—	9,318
Total	$1,548	$—	$—	$1,548	$1,181,542	$1,561	$1,184,651

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$307,784	$5,425	$901	$—	$314,110
Real estate:
Construction, land and land development	142,896	946	2,227	—	146,069
1-4 family residential first mortgages	49,891	533	453	—	50,877
Home equity	23,086	218	316	—	23,620
Commercial	630,550	6,308	3,251	—	640,109
Consumer and other	10,447	—	5	—	10,452
Total	$1,164,654	$13,430	$7,153	$—	$1,185,237

	December 31, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$309,704	$6,268	$936	$—	$316,908
Real estate:
Construction, land and land development	151,258	993	2,239	—	154,490
1-4 family residential first mortgages	52,574	536	387	—	53,497
Home equity	23,958	218	324	—	24,500
Commercial	614,974	7,467	3,497	—	625,938
Consumer and other	9,318	—	—	—	9,318
Total	$1,161,786	$15,482	$7,383	$—	$1,184,651
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
(in thousands, except per share data)

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

In all portfolio segments, the primary risks are that a borrower's income stream diminishes to the point that the borrower is not able to make scheduled principal and interest payments and any collateral securing the loan declines in value. The risk of declining collateral values is present for most types of loans.

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

Real estate loans include various types of loans for which the Company holds real property as collateral, and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every five years with payments based on amortization periods up to 30 years.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities of up to 24 months. The Company's loan policy includes minimum appraisal and other credit guidelines.

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
(in thousands, except per share data)

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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(38)	—	—	—	—	—	(38)
Recoveries	24	250	1	25	3	6	309
Provision (1)	97	(657)	(34)	(54)	653	(5)	—
Ending balance	$4,498	$1,744	$433	$505	$6,669	$29	$13,878

	Three Months Ended March 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(410)	—	(40)	—	(112)	—	(562)
Recoveries	29	8	1	15	—	1	54
Provision (1)	188	(148)	16	(53)	5	(8)	—
Ending balance	$4,006	$2,892	$590	$365	$5,378	$52	$13,283

(1)
The negative provisions for the various segments are related to either the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$160	$—	$—	$223	$168	$—	$551
Collectively evaluated for impairment	4,338	1,744	433	282	6,501	29	13,327
Total	$4,498	$1,744	$433	$505	$6,669	$29	$13,878

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$150	$200	$—	$229	$172	$—	$751
Collectively evaluated for impairment	4,265	1,951	466	305	5,841	28	12,856
Total	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$454	$364	$324	$223	$697	$4	$2,066
Collectively evaluated for impairment	313,656	145,705	50,553	23,397	639,412	10,448	1,183,171
Total	$314,110	$146,069	$50,877	$23,620	$640,109	$10,452	$1,185,237

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$456	$1,201	$257	$229	$729	$—	$2,872
Collectively evaluated for impairment	316,452	153,289	53,240	24,271	625,209	9,318	1,181,779
Total	$316,908	$154,490	$53,497	$24,500	$625,938	$9,318	$1,184,651

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

5. Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has variable rate FHLB advances, which create exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions, with a total notional amount of $80,000. The interest rate swaps effectively convert $80,000 of variable rate FHLB advances to fixed rate debt as of the forward-starting dates. One interest rate swap became effective in December 2014. The forward-starting dates on the other two interest rate swaps occur in June and December 2015. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying FHLB advances with quarterly interest rate reset dates. In March 2015, the only active interest rate swap, with a notional amount of $25,000, was terminated subject to a termination fee of $158. This termination fee will be reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through December 2019. The swap was terminated because of the expected continuation of a low interest rate environment.

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

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 9 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2015 or 2014, and the Company estimates there will be approximately $503 of cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense through March 31, 2016. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of March 31, 2015, the Company pledged to the counterparty $990 of required collateral in the form of cash on deposit with a third party.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2015 and December 31, 2014.

March 31, 2015	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(2)	$25,000	$(528)	Other Liabilities	0.58%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	(615)	Other Liabilities	0.58%	2.52%	9/21/2020

December 31, 2014	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$(97)	Other Liabilities	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	(87)	Other Liabilities	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	(77)	Other Liabilities	0.56%	2.52%	9/21/2020
The following tables identify the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2015 and 2014.

		Three Months Ended March 31, 2015
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
	Swap Number	Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(134)	Interest Expense	$(72)	Other Income	$—
Interest rate swap	(2)	(441)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(538)	Interest Expense	—	Other Income	—

		Three Months Ended March 31, 2014
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
	Swap Number	Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(273)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(313)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(422)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(171)	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$5,274	$5,171
Intangibles	1,002	1,079
Other real estate owned	367	367
Accrued expenses	692	891
Restricted stock compensation	116	184
Net unrealized losses on interest rate swaps	493	99
State net operating loss carryforward	1,125	1,100
Capital loss carryforward	797	797
Other	44	46
	9,910	9,734
Deferred tax liabilities:
Net deferred loan fees and costs	323	334
Premises and equipment	516	565
Net unrealized gains on securities available for sale	1,018	255
Other	332	350
	2,189	1,504
Net deferred tax assets before valuation allowance	7,721	8,230
Valuation allowance	(1,922)	(1,897)
Net deferred tax assets	$5,799	$6,333
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and federal and state capital loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

7.  Accumulated Other Comprehensive Income

The following tables summarize the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	197	2,073	(732)	1,538
Amounts reclassified from accumulated other
comprehensive income	—	(314)	—	(314)
Net current period other comprehensive income (loss)	197	1,759	(732)	1,224
Balance, March 31, 2014	$(1,242)	$(2,458)	$1,386	$(2,314)

Balance, December 31, 2014	$—	$416	$(162)	$254
Other comprehensive income (loss) before
reclassifications	—	1,258	(690)	568
Amounts reclassified from accumulated other
comprehensive income	—	(13)	47	34
Net current period other comprehensive income (loss)	—	1,245	(643)	602
Balance, March 31, 2015	$—	$1,661	$(805)	$856
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Commitments to extend credit	$479,724	$441,124
Standby letters of credit	4,793	14,595
	$484,517	$455,719
West Bank had executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At March 31, 2015, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $449.

Contractual commitments: The Company has remaining commitments to invest in four qualified affordable housing projects totaling $4,534 as of March 31, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

Contingencies: On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District court for Polk County, Iowa. West Bank believes it has substantial defenses and is vigorously defending the action. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of the Plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. The appeals have not yet been assigned a date for oral argument. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.
Except as described above, neither the Company nor West Bank is a party, and no property of these entities is subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to West Bank's business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

Deposit concentration: At March 31, 2015, West Bank held deposits totaling approximately $212,000 from entities associated with a related party.  Approximately $82,000 of this total was deposited in the first quarter of 2015.  It is expected that the recent deposits totaling $82,000 will be withdrawn in 2015.  West Bank has retained sufficient liquidity in anticipation of those withdrawals.

9. Fair Value Measurements

Accounting guidance on fair value measurements and disclosures defines fair value and establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2015.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities, and a trust preferred security. The Company currently holds no investment securities classified as Level 3.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2015 and December 31, 2014.

	March 31, 2015
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,779	$—	$2,779	$—
State and political subdivisions	52,546	—	52,546	—
Collateralized mortgage obligations	129,447	—	129,447	—
Mortgage-backed securities	63,719	—	63,719	—
Trust preferred security	925	—	925	—
Corporate notes and equity securities	14,797	14,497	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$(1,143)	$—	$(1,143)	$—

	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$12,820	$—	$12,820	$—
State and political subdivisions	52,359	—	52,359	—
Collateralized mortgage obligations	125,870	—	125,870	—
Mortgage-backed securities	66,153	—	66,153	—
Trust preferred security	918	—	918	—
Corporate notes and equity securities	14,670	14,370	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$(261)	$—	$(261)	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. The activity in the table consists of one pooled trust preferred security, which was considered to have OTTI and was sold in December 2014.

	Three Months Ended March 31,
	2015	2014
Beginning balance	$—	$1,850
Transfer into level 3	—	—
Total gains:
Included in earnings	—	—
Included in other comprehensive income	—	318
Sale of security	—	—
Principal payments	—	—
Ending balance	$—	$2,168
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of March 31, 2015 and December 31, 2014.

	March 31, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$617	$—	$—	$617
Other real estate owned	2,235	—	—	2,235

	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$1,266	$—	$—	$1,266
Other real estate owned	2,235	—	—	2,235
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$617	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,266	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)
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

Borrowings:  The carrying amounts of federal funds purchased, short-term borrowings and variable rate long-term borrowings approximate their fair values.  Fair values of fixed rate FHLB advances, subordinated notes and other long-term borrowings are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2015 and December 31, 2014.

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$40,514	$40,514	$27,936	$27,936
Federal funds sold	Level 1	48,445	48,445	11,845	11,845
Investment securities available for sale	See previous table	264,213	264,213	272,790	272,790
Investment securities held to maturity	Level 2	51,322	51,784	51,343	51,501
Federal Home Loan Bank stock	Level 1	12,515	12,515	15,075	15,075
Loans held for sale	Level 2	—	—	826	838
Loans, net(1)	Level 2	1,170,569	1,200,622	1,170,438	1,199,832
Accrued interest receivable	Level 1	5,114	5,114	4,425	4,425
Financial liabilities:
Deposits	Level 2	1,365,420	1,365,844	1,270,462	1,270,987
Federal funds purchased	Level 1	4,100	4,100	2,975	2,975
Short-term borrowings	Level 1	—	—	66,000	66,000
Subordinated notes	Level 2	20,619	13,823	20,619	13,330
Federal Home Loan Bank advances, net	Level 2	97,257	96,394	96,888	96,312
Long-term debt	Level 2	11,861	11,761	12,676	12,571
Accrued interest payable	Level 1	407	407	419	419
Interest rate swaps	See previous table	1,143	1,143	261	261
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $617 and $1,266 as of March 31, 2015 and December 31, 2014, respectively, which are Level 3.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local and national economic conditions; changes in regulatory requirements, limitations and costs; changes in customers' acceptance of the Company's products and services; cyber-attacks; and any other risks described in the “Risk Factors” sections of this and other reports made by the Company. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 5, 2015. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE MONTHS ENDED MARCH 31, 2015

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC). West Bank's 99.99 percent owned subsidiary ICD IV, LLC, a community development entity, was liquidated during the third quarter of 2014 because the underlying loan matured. Results of operations for the quarter ended March 31, 2015 are compared to the results for the same period in 2014, and the consolidated financial condition of the Company as of March 31, 2015 is compared to balances as of December 31, 2014. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the quarter ended March 31, 2015 was $5,103, or $0.32 per diluted common share, compared to $4,400, or $0.27 per diluted common share, for the quarter ended March 31, 2014. The Company's annualized return on average assets and return on average equity for the quarter ended March 31, 2015 were 1.27 and 14.57 percent, respectively, compared to 1.23 and 14.17 percent, respectively, for the quarter ended March 31, 2014.

The increase in net income for the first quarter of 2015 compared to the same period of 2014 was primarily due to a $1,155 increase in net interest income, a $286 reduction in other real estate owned expenses and a $270 decline for all other operating expenses. Offsetting these improvements was a $693 reduction in noninterest income. No provision for loan losses was recorded in either quarter.

Net interest income for the quarter ended March 31, 2015 was up 9.8 percent over the same period last year primarily as the result of loan growth and slightly lower deposit and borrowing interest rates. Noninterest income for the quarter ended March 31, 2015 decreased compared to the quarter ended March 31, 2014, in part due to net gains on sales of investment securities of $11 compared to $506 in the first quarter of the prior year. As previously disclosed, at the end of 2014 the Company changed its process for providing first mortgage loans to its customers. Starting in January 2015, residential mortgage underwriting and processing are outsourced, and funding for residential mortgages is provided by a third party. The Company now receives a fee from a third party for each residential mortgage loan initiated and closed by our retail staff. The result was a reduction in revenue from residential mortgage banking of $191 for the first quarter of 2015 compared to the same period of 2014, with offsetting reductions in operating costs.

Loans outstanding totaled $1,184,447 as of March 31, 2015, which was virtually unchanged from December 31, 2014. The pipeline of new loans remained strong during the first quarter of 2015, but the growth was offset by scheduled maturities. Management believes the loan portfolio will grow during the remainder of 2015 as the demand for commercial, construction and development, and commercial real estate loans remains strong in all three of the Company's markets. As of March 31, 2015, the allowance for loan losses was 1.17 percent of loans outstanding, and management believes it was adequate to absorb any losses inherent in the loan portfolio.

The Company's new eastern Iowa main office, located at 401 10th Avenue in Coralville, opened on January 21, 2015.  As previously disclosed, the Company purchased land in Rochester, Minnesota during 2014. The Company has begun the design phase for a permanent office in Rochester and expects to break ground during the summer of 2015.

Raymond James & Associates, Inc. recently included the Company on its Community Bankers Cup awards listing of the top ten percent of community banks in the United States. The awards were based on profitability, operational efficiency and balance sheet metrics. The pool of 306 community banks considered for recognition were all publicly traded domestic banks with assets between $500 million and $10 billion as of December 31, 2014. The Company was ranked number four out of the 306 banks across America and was the only Iowa bank and one of very few from the Midwest.

The Board of Directors declared an increased quarterly dividend of $0.16 per common share at its meeting on April 22, 2015. The dividend is payable on May 20, 2015, to shareholders of record as of May 6, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2015 compared with the same period in 2014.

	Three Months Ended March 31,
	2015	2014	Change	Change %
Net income	$5,103	$4,400	$703	16.0%
Average assets	1,623,638	1,451,649	171,989	11.8%
Average stockholders' equity	142,059	125,891	16,168	12.8%

Return on average assets	1.27%	1.23%	0.04%
Return on average equity	14.57%	14.17%	0.40%
Net interest margin	3.59%	3.64%	(0.05)%
Efficiency ratio*	48.25%	53.76%	(5.51)%
Dividend payout ratio	43.93%	39.95%	3.98%
Average equity to average assets ratio	8.75%	8.67%	0.08%

	As of March 31,
	2015	2014	Change
Texas ratio*	2.73%	6.99%	(4.26)%
Equity to assets ratio	8.72%	8.47%	0.25%
Tangible common equity ratio	8.72%	8.47%	0.25%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Equity to assets ratio - average equity divided by average assets.

•	Tangible common equity ratio - common equity less intangible assets divided by tangible assets.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net Interest Income

The following table presents average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2015	2014	Change	Change- %	2015	2014	Change	Change- %	2015	2014	Change
Interest-earning assets:
Loans:
Commercial	$313,962	$261,803	$52,159	19.92%	$3,199	$2,780	$419	15.07%	4.13%	4.31%	(0.18)%
Real estate	862,819	740,798	122,021	16.47%	9,563	8,606	957	11.12%	4.49%	4.71%	(0.22)%
Consumer and other	9,265	9,184	81	0.88%	88	97	(9)	(9.28)%	3.86%	4.28%	(0.42)%
Total loans	1,186,046	1,011,785	174,261	17.22%	12,850	11,483	1,367	11.90%	4.39%	4.60%	(0.21)%

Investment securities:
Taxable	230,754	254,679	(23,925)	(9.39)%	1,125	1,330	(205)	(15.41)%	1.95%	2.09%	(0.14)%
Tax-exempt	103,266	87,771	15,495	17.65%	1,155	1,020	135	13.24%	4.47%	4.65%	(0.18)%
Total investment securities	334,020	342,450	(8,430)	(2.46)%	2,280	2,350	(70)	(2.98)%	2.73%	2.74%	(0.01)%

Federal funds sold	15,231	15,293	(62)	(0.41)%	10	10	—	—%	0.27%	0.27%	—%
Total interest-earning assets	$1,535,297	$1,369,528	$165,769	12.10%	15,140	13,843	1,297	9.37%	4.00%	4.10%	(0.10)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$800,722	$695,558	$105,164	15.12%	324	279	45	16.13%	0.16%	0.16%	—%
Time deposits	134,258	154,729	(20,471)	(13.23)%	247	343	(96)	(27.99)%	0.75%	0.90%	(0.15)%
Total deposits	934,980	850,287	84,693	9.96%	571	622	(51)	(8.20)%	0.25%	0.30%	(0.05)%
Other borrowed funds	170,335	152,527	17,808	11.68%	986	916	70	7.64%	2.35%	2.44%	(0.09)%
Total interest-bearing
liabilities	$1,105,315	$1,002,814	$102,501	10.22%	1,557	1,538	19	1.24%	0.57%	0.62%	(0.05)%

Tax-equivalent net interest income					$13,583	$12,305	$1,278	10.39%
Net interest spread									3.43%	3.48%	(0.05)%
Net interest margin									3.59%	3.64%	(0.05)%
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The net interest margin for the quarter ended March 31, 2015 declined five basis points to 3.59 percent compared to the quarter ended March 31, 2014. The $1,278 increase in tax-equivalent net interest income for the first quarter of 2015 compared to the same time period last year was primarily the result of growth in loans and a slight decline in the rate paid on interest-bearing deposits and borrowings. Management believes the net interest margin will remain under downward pressure if the Federal Reserve maintains its current monetary policy. To help alleviate a negative impact on interest expense in the event of a future rise in market interest rates, the Company has forward-starting interest rate swaps in place. The interest rate swaps convert the payment streams for $55,000 of variable rate long-term borrowings to fixed interest rates beginning on various dates in 2015.

Tax-equivalent interest income on loans increased $1,367 for the first quarter of 2015 compared to the first quarter of 2014 as a result of the 17 percent increase in average loans outstanding. The Company continues to focus on expanding existing and new customer relationships while maintaining strong credit quality. The overall yield declined 21 basis points in the first quarter of 2015 compared to the prior year-to-date. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

For the first quarter of 2015, the average balance of investment securities declined slightly, while the yield on the portfolio held steady compared to the same period in 2014. The decline in average balances was primarily attributable to paydowns received on collateralized mortgage obligations and mortgage-backed securities.

The average rate paid on deposits for the first quarter of 2015 declined to 25 basis points from 30 basis points for the same period last year.  The decline in rates exceeded the effect of an $84,693 increase in average interest-bearing deposits, resulting in an overall decrease in interest expense on deposits in the first quarter of 2015 compared to the same quarter of 2014. Average interest-bearing demand and money market account balances increased significantly due to higher customer demand for the Insured Cash Sweep products. These products are reciprocal programs that provide Federal Deposit Insurance Corporation (FDIC) insurance coverage for all participating deposits. Public funds money market deposits also increased significantly in the first quarter of 2015. The average balance of time deposits continues to decline as fewer customers consider time deposits a good option in this extended period of historically low interest rates.

The overall average rate paid on other borrowed funds declined 9 basis points compared to the first quarter of 2014 in part due to a $19,551 increase in the average volume of low rate, short-term borrowings during the first quarter of 2015 compared to the same time period last year. However, interest expense on other borrowed funds increased for the first quarter of 2015 compared to the first quarter of 2014 due to the cost of an interest rate swap that was effective for most of the first quarter of 2015. The swap was terminated near the end of the first quarter due to the continued low interest rate environment.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the first quarter 2015 and 2014 evaluations, no provision for loan losses was deemed necessary for either quarter.

Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrowers; the value and adequacy of loan collateral; the condition of the local economy and the condition of the specific industries of the borrowers; the levels and trends of loans by segment; and a review of delinquent and classified loans.  The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central and eastern Iowa and southeastern Minnesota. The local economies are composed primarily of service industries and state and county governments.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction and land development loans.  West Bank's typical commercial borrower is a small or medium-sized, privately owned business entity.  West Bank's commercial loans typically have greater credit risks than residential mortgages or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, may require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2015 and 2014 and related ratios.

	Analysis of the Allowance for Loan Losses for the
	Three Months Ended March 31,
	2015	2014	Change
Balance at beginning of period	$13,607	$13,791	$(184)
Charge-offs	(38)	(562)	524
Recoveries	309	54	255
Net (charge-offs) recoveries	271	(508)	779
Provision for loan losses charged to operations	—	—	—
Balance at end of period	$13,878	$13,283	$595

Average loans outstanding, excluding loans held for sale	$1,185,946	$1,010,539

Ratio of annualized net charge-off (recoveries) during the period
to average loans outstanding	(0.09)%	0.20%

Ratio of allowance for loan losses to average loans outstanding	1.17%	1.31%
The allowance for loan losses represented 671.73 percent of nonperforming loans at March 31, 2015 compared to 702.48 percent at December 31, 2014.

In general the economy has shown signs of improvement, but the economic indicators remain mixed. The U.S. unemployment rate has declined to 5.5 percent, while jobs growth has been weak. Personal income and spending are up, but the housing market is slow. The economic environments in Iowa and Minnesota continue to slowly improve. Based on the mixed economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same level used in 2014. In the first three months of 2015, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The experience factors continued to decline. Due to the declining experience factors, management thought the factors for other considerations should be increased slightly for commercial and commercial real estate loans to maintain an adequate allowance for loan losses. This increased the portion of the allowance for loan losses related to loans collectively evaluated for impairment to 1.13 percent of loans collectively evaluated as of March 31, 2015 from 1.09 percent as of December 31, 2014. Management believes the resulting allowance for loan losses of $13,878 as of March 31, 2015 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest income:	2015	2014	Change	Change %
Service charges on deposit accounts	$620	$679	$(59)	(8.69)%
Debit card usage fees	435	410	25	6.10%
Trust services	325	318	7	2.20%
Revenue from residential mortgage banking	35	226	(191)	(84.51)%
Increase in cash value of bank-owned life insurance	189	154	35	22.73%
Realized investment securities gains, net	11	506	(495)	(97.83)%
Other income:
Loan fees	21	30	(9)	(30.00)%
Letter of credit fees	31	18	13	72.22%
Gain (loss) on disposition of premises and equipment	(1)	10	(11)	(110.00)%
All other income	194	202	(8)	(3.96)%
Total other income	245	260	(15)	(5.77)%
Total noninterest income	$1,860	$2,553	$(693)	(27.14)%
The decline in service charges on deposit accounts for the quarter ended March 31, 2015 compared to the same time period for 2014 was caused by lower nonsufficient funds fees and lower fees from commercial accounts. Debit card usage fees increased slightly between the same periods as customers continue to favor electronic transactions over check writing.

Revenue from residential mortgage banking declined $191 for the first quarter of 2015 compared to the first quarter of 2014. As discussed earlier, starting in January 2015, the Company changed its process for providing first mortgage loans to its customers, which has caused the reduction in revenue but also a reduction in costs. West Bank currently receives a fee from a third party for each loan initiated and closed by its retail staff. The volume of residential loan activity in 2015 is expected to continue to be lower than it was in 2014.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014, resulting in a higher level of increases in cash value of bank-owned life insurance for the quarter ended March 31, 2015 compared to the same time period in 2014.

The Company recognized net gains on sales of investment securities of $11 in the first quarter of 2015 compared to $506 in the first quarter of 2014. During the first quarter of 2015, the Company was able to recognize small gains on the sale of two U.S. government agency securities. During the first quarter of 2014, the Company sold certain collateralized mortgage obligations, several municipal investment securities and one corporate bond for net gains. In both years, the sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds primarily in collateralized mortgage obligations and mortgage-backed securities at equivalent or higher yields and similar duration.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$3,990	$4,111	$(121)	(2.94)%
Occupancy	1,049	1,011	38	3.76%
Data processing	574	522	52	9.96%
FDIC insurance expense	202	181	21	11.60%
Other real estate owned expense	—	286	(286)	(100.00)%
Professional fees	204	264	(60)	(22.73)%
Director fees	188	153	35	22.88%
Miscellaneous losses	(13)	269	(282)	(104.83)%
Other expenses:
Marketing	63	52	11	21.15%
Business development	174	184	(10)	(5.43)%
Consulting fees	64	56	8	14.29%
Insurance expense	82	102	(20)	(19.61)%
Bank service charges and investment advisory fees	173	120	53	44.17%
Postage and courier	88	87	1	1.15%
Supplies	77	66	11	16.67%
All other	531	538	(7)	(1.30)%
Total other	1,252	1,205	47	3.90%
Total noninterest expense	$7,446	$8,002	$(556)	(6.95)%
Salaries and employee benefits for the first quarter of 2015 declined compared to the first quarter of 2014 primarily because of the staff reductions related to residential mortgage loan origination (approximately $319). Partially offsetting this savings were normal salary increases and an increase of $37 in stock-based compensation costs. Stock-based compensation costs for the year ended December 31, 2015 are expected to be approximately $342 higher than in 2014 as the result of the issuance of an additional 113,500 restricted stock units in March 2015.

Occupancy expense increased for the quarter ended March 31, 2015 as compared to the same period in 2014 primarily due to depreciation expense on the new building in Coralville and higher service contract expense for ongoing information security upgrades.

Data processing expense increased for the quarter ended March 31, 2015 compared to the first quarter of the prior year because of the addition of mobile banking technology and an annual contractual increase in fees paid to our core processor.

In the first quarter of 2015 other real estate owned expense declined $286 compared to the same period last year. During the first quarter of 2014, property valuation write-downs totaled $296. The Company owned only one other real estate property, which consisted of land, throughout the first quarter of 2015.

Professional fees declined for the quarter ended March 31, 2015 compared to the same time period in 2014 due to lower legal fees. Director fees increased for the quarter ended March 31, 2015 as a result of increased stock-based compensation costs.

Miscellaneous losses include uncollected overdrafts, debit card fraud, other losses due to operational errors and charges in the prior year to establish loss reserves related to mortgage loans sold into the secondary market. The decline in the first quarter of 2015 compared to the same quarter of 2014 is primarily due to lower operational losses in the current quarter.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Insurance expense declined for the quarter ended March 31, 2015 compared to the same time period in 2014 primarily due to a 2013 experience-based refund received from the Company's carrier in the current quarter.

The increase in bank service charges and investment advisory fees in the quarter ended March 31, 2015 compared to the same period in 2014 resulted from the administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. As of March 31, 2015, approximately $48,000 of these loans were outstanding. The Company plans to keep the balance of this portfolio around $50,000.

Income Tax Expense

The Company recorded income tax expense of $2,274 (30.8 percent of pre-tax income) and $1,959 (30.8 percent of pre-tax income) respectively, for the three months ended March 31, 2015 and 2014.  The Company's consolidated income tax rate varied from the statutory rate primarily due to tax-exempt income on municipal securities and the increase in the cash value of bank-owned life insurance. The tax rate for both quarters was also impacted by year-to-date federal low income housing tax credits of approximately $75 and $40, respectively.

FINANCIAL CONDITION

The Company had total assets of $1,648,927 as of March 31, 2015, an increase of 2.05 percent compared to total assets as of December 31, 2014. The most significant changes in the balance sheet were increases in deposits and cash and cash equivalents and a decrease in short-term borrowings.  A summary of changes in the components of the balance sheet is described below.

Investment Securities

The balance of investment securities available for sale declined $8,577 during the three months ended March 31, 2015. The decrease in investment securities available for sale was primarily the result of pay downs in mortgage-backed securities and collateralized mortgage obligations. Investment securities with a book value of $10,046 were sold in the first quarter of 2015 for a gain of $11. The sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds in collateralized mortgage obligations with higher yields and similar durations.

As of March 31, 2015, approximately 73 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, management believes both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding remained stable with balances of $1,184,447 as of March 31, 2015 compared to $1,184,045 as of December 31, 2014. The Company continues to focus on business development efforts in all of our markets. The Rochester, Minnesota location continues to see growth in its customer base, and we have added another seasoned banker with extensive experience in that market. Management believes the loan pipelines are good in all three of our markets, and loan growth is expected over the next several quarters.

Credit quality of the Company's loan portfolio remains strong as nonperforming loans remained at less than a quarter percent of total loans outstanding as of March 31, 2015, as shown in the table below. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible equity plus the allowance for loan losses, was 2.73 percent as of March 31, 2015, compared to 2.71 percent as of December 31, 2014. The ratio for both dates was significantly better than the peer group average, which was approximately 13 percent, according to data in the December 2014 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Supervision and Regulation. Management believes that it continues to devote appropriate resources to monitor and maintain a low level of nonperforming assets.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	March 31, 2015	December 31, 2014	Change
Nonaccrual loans	$1,592	$1,561	$31
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	474	376	98
Total nonperforming loans	2,066	1,937	129
Other real estate owned	2,235	2,235	—
Total nonperforming assets	$4,301	$4,172	$129

Nonperforming loans to total loans	0.17%	0.16%	0.01%
Nonperforming assets to total assets	0.26%	0.26%	—%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of March 31, 2015 and December 31, 2014, with balances of $610 and $643, respectively, categorized as nonaccrual.

For additional information, refer to the “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

Other Assets

Other assets declined $6,211, from $13,553 as of December 31, 2014 to $7,342 as of March 31, 2015. A receivable of $3,953, related to the sale of an investment security in December 2014, was collected during the three months ended March 31, 2015, and income taxes receivable declined by $1,792.

Deposits

Deposits increased $94,958 during the first three months of 2015, or approximately seven percent, compared to December 31, 2014.  Approximately $82,000 of the increase was due to additional deposits from a significant related party depositor. The majority of these funds deposited in the first three months of 2015 are expected to be temporary, with anticipated withdrawal during 2015. As of March 31, 2015, this significant related party depositor maintained total deposit balances with West Bank of approximately $212,000.

Savings deposits, which includes money market and insured cash sweep money market accounts, increased $69,904 from $527,277 as of December 31, 2014 to $597,181 as of March 31, 2015. Interest-bearing demand accounts increased $15,974 from $241,722 as of December 31, 2014 to $257,696 as of March 31, 2015.

Time deposits as of March 31, 2015 and December 31, 2014 included $63,234 and $52,114, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. The increase in the first three months of 2015 was mainly due to additional deposits from the significant related party depositor referenced above.

Borrowings

There were no short-term borrowings as of March 31, 2015. As of December 31, 2014, the Company had borrowed $66,000 of overnight funds from FHLB. Overnight funds were repaid during the first three months of 2015 as a result of the increase in deposits. Long-term debt declined $815 during the first three months of 2015 in accordance with the repayment terms.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $88,959 as of March 31, 2015 compared with $39,781 as of December 31, 2014.

As of March 31, 2015, West Bank had additional borrowing capacity available from the FHLB of approximately $198,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  The Company also has a $5,000 secured line of credit with a commercial bank that expires on August 5, 2015. The Company was not drawing on its line of credit as of March 31, 2015.  Net cash from operating activities contributed $7,328 and $6,671 to liquidity for the three months ended March 31, 2015 and 2014, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2015.

The Company's total stockholders' equity increased to $143,721 at March 31, 2015 from $140,175 at December 31, 2014.  The increase was the result of net income less dividends paid and an increase in accumulated other comprehensive income.

At March 31, 2015, the Company's tangible common equity as a percent of tangible assets was 8.72 percent compared to 8.68 percent as of December 31, 2014.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$176,741	12.29%	$115,013	8.00%	N/A	N/A
West Bank	165,626	11.61%	114,163	8.00%	$142,704	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	162,863	11.33%	86,260	6.00%	N/A	N/A
West Bank	151,748	10.63%	85,622	6.00%	114,163	8.00%

Common Equity Tier 1 Capital (to
Risk-Weighted Assets)
Consolidated	142,863	9.94%	64,695	4.50%	N/A	N/A
West Bank	151,748	10.63%	64,217	4.50%	92,758	6.50%

Tier I Leverage
Consolidated	162,863	10.04%	64,875	4.00%	N/A	N/A
West Bank	151,748	9.43%	64,354	4.00%	80,442	5.00%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$173,448	12.81%	$108,281	8.00%	N/A	N/A
West Bank	163,253	12.19%	107,099	8.00%	$133,874	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	159,841	11.81%	54,140	4.00%	N/A	N/A
West Bank	149,646	11.18%	53,549	4.00%	80,324	6.00%

Tier I Leverage
Consolidated	159,841	10.17%	62,848	4.00%	N/A	N/A
West Bank	149,646	9.62%	62,203	4.00%	77,754	5.00%

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 5, 2015, in July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and West Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and West Bank on January 1, 2015, subject to a transition period for certain parts of the rules.
The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and West Bank are sufficient to meet the fully phased-in conservation buffer.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Form 10-K filed with the Securities and Exchange Commission on March 5, 2015 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2014.  Management does not believe that the Company's primary market risk exposure and management of that exposure in the first three months of 2015 materially changed compared to 2014.

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed under the supervision, and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.  Changes in internal controls over financial reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information required by this item is set forth in Note 8 of the Notes to Consolidated Financial Statements included in Part I Item 1 of this report and incorporated herein by reference.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Through March 31, 2015, there were no purchases of the Company's common shares under the existing stock repurchase plan.  On April 22, 2015, the Board of Directors renewed the stock repurchase plan, which otherwise would have expired on that date.  Management was authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over the next twelve months.  The authorization does not require such purchases and is subject to certain restrictions.  Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions.  The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations.

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

West Bancorporation, Inc.
(Registrant)

April 23, 2015	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 23, 2015	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 23, 2015	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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