Form 10-Q
period 2015-06-30
WEST BANCORPORATION INC
filed 2015-07-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Yes  ☐                      No  ☒

As of July 23, 2015, there were 16,058,769 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share data)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$61,682	$27,936
Federal funds sold	20,386	11,845
Cash and cash equivalents	82,068	39,781
Investment securities available for sale, at fair value	245,201	272,790
Investment securities held to maturity, at amortized cost (fair value of $50,448
and $51,501 at June 30, 2015 and December 31, 2014, respectively)	51,302	51,343
Federal Home Loan Bank stock, at cost	12,168	15,075
Loans	1,217,378	1,184,045
Allowance for loan losses	(14,364)	(13,607)
Loans, net	1,203,014	1,170,438
Premises and equipment, net	10,921	9,988
Accrued interest receivable	4,386	4,425
Bank-owned life insurance	32,474	32,107
Deferred tax assets, net	6,697	6,333
Other assets	6,230	13,553
Total assets	$1,654,461	$1,615,833
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$424,558	$362,827
Interest-bearing demand	225,442	241,722
Savings	593,369	527,277
Time of $250,000 or more	14,179	18,985
Other time	109,062	119,651
Total deposits	1,366,610	1,270,462
Federal funds purchased	6,910	2,975
Short-term borrowings	—	66,000
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	97,631	96,888
Long-term debt	11,046	12,676
Accrued expenses and other liabilities	6,254	6,038
Total liabilities	1,509,070	1,475,658
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,058,769 and
16,018,734 shares issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	3,000	3,000
Additional paid-in capital	19,412	18,971
Retained earnings	123,513	117,950
Accumulated other comprehensive income (loss)	(534)	254
Total stockholders' equity	145,391	140,175
Total liabilities and stockholders' equity	$1,654,461	$1,615,833
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$12,999	$11,672	$25,621	$23,002
Investment securities:
Taxable	1,042	1,272	2,167	2,602
Tax-exempt	756	698	1,520	1,374
Federal funds sold	22	19	32	29
Total interest income	14,819	13,661	29,340	27,007
Interest expense:
Deposits	551	637	1,122	1,259
Federal funds purchased	2	2	4	6
Short-term borrowings	1	3	27	12
Subordinated notes	176	173	347	346
Federal Home Loan Bank advances	673	652	1,397	1,299
Long-term debt	62	78	126	161
Total interest expense	1,465	1,545	3,023	3,083
Net interest income	13,354	12,116	26,317	23,924
Provision for loan losses	200	150	200	150
Net interest income after provision for loan losses	13,154	11,966	26,117	23,774
Noninterest income:
Service charges on deposit accounts	651	714	1,271	1,393
Debit card usage fees	469	453	904	863
Trust services	317	332	642	650
Revenue from residential mortgage banking	52	376	87	602
Increase in cash value of bank-owned life insurance	178	182	367	336
Realized investment securities gains, net	36	—	47	506
Other income	219	261	464	521
Total noninterest income	1,922	2,318	3,782	4,871
Noninterest expense:
Salaries and employee benefits	4,005	3,987	7,995	8,098
Occupancy	1,010	1,024	2,059	2,035
Data processing	569	558	1,143	1,080
FDIC insurance	209	190	411	371
Other real estate owned	—	109	—	395
Professional fees	177	221	381	485
Director fees	228	189	416	342
Other expenses	1,245	1,086	2,484	2,560
Total noninterest expense	7,443	7,364	14,889	15,366
Income before income taxes	7,633	6,920	15,010	13,279
Income taxes	2,361	2,181	4,635	4,140
Net income	$5,272	$4,739	$10,375	$9,139

Basic earnings per common share	$0.33	$0.30	$0.65	$0.57
Diluted earnings per common share	$0.33	$0.30	$0.65	$0.57
Cash dividends declared per common share	$0.16	$0.12	$0.30	$0.23
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$5,272	$4,739	$10,375	$9,139
Other comprehensive income:
Unrealized gains on securities for which a portion
of an other than temporary impairment has
been recorded in earnings:
Unrealized holding gains arising during the
period	—	40	—	358
Less: reclassification adjustment for impairment
losses realized in net income	—	—	—	—
Income tax (expense)	—	(15)	—	(136)
Other comprehensive income on available
for sale securities with other than temporary
impairment	—	25	—	222
Unrealized gains (losses) on securities without
other than temporary impairment:
Unrealized holding gains (losses) arising
during the period	(2,589)	4,043	(560)	7,385
Less: reclassification adjustment for net (gains)
realized in net income	(36)	—	(47)	(506)
Less: reclassification adjustment for amortization
of net unrealized gains on securities transferred
from available for sale to held to maturity,
realized in interest income	(9)	—	(19)	—
Income tax benefit (expense)	1,001	(1,537)	238	(2,614)
Other comprehensive income (loss) on
available for sale securities without other
than temporary impairment	(1,633)	2,506	(388)	4,265
Unrealized gains (losses) on derivatives arising
during the period	378	(1,594)	(735)	(2,773)
Less: reclassification adjustment for net loss on
derivatives realized in net income	—	—	74	—
Less: reclassification adjustment for amortization
of derivative termination costs	14	—	16	—
Income tax benefit (expense)	(149)	607	245	1,054
Other comprehensive income (loss) on
derivatives	243	(987)	(400)	(1,719)
Total other comprehensive income (loss)	(1,390)	1,544	(788)	2,768
Comprehensive income	$3,882	$6,283	$9,587	$11,907

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	9,139	—	9,139
Other comprehensive income, net of tax	—	—	—	—	—	2,768	2,768
Cash dividends declared, $0.23 per common share	—	—	—	—	(3,678)	—	(3,678)
Stock-based compensation costs	—	—	—	279	—	—	279
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	37,081	—	(154)	—	—	(154)
Excess tax benefits from vesting of restricted stock units	—	—	—	98	—	—	98
Balance, June 30, 2014	$—	16,013,285	$3,000	$18,634	$111,213	$(770)	$132,077

Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	10,375	—	10,375
Other comprehensive (loss), net of tax	—	—	—	—	—	(788)	(788)
Cash dividends declared, $0.30 per common share	—	—	—	—	(4,812)	—	(4,812)
Stock-based compensation costs	—	—	—	496	—	—	496
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	40,035	—	(179)	—	—	(179)
Excess tax benefits from vesting of restricted stock units	—	—	—	124	—	—	124
Balance, June 30, 2015	$—	16,058,769	$3,000	$19,412	$123,513	$(534)	$145,391

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$10,375	$9,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	150
Net amortization and accretion	1,808	1,869
(Gain) loss on disposition of premises and equipment	4	(10)
Investment securities gains, net	(47)	(506)
Stock-based compensation	496	279
Gain on sale of loans	(14)	(555)
Proceeds from sales of loans held for sale	840	28,519
Originations of loans held for sale	—	(27,713)
Gain on sales of other real estate owned	—	(10)
Write-down of other real estate owned	—	346
Increase in cash value of bank-owned life insurance	(367)	(336)
Depreciation	460	412
Deferred income taxes	119	886
Excess tax benefits from vesting of restricted stock units	(124)	(98)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	39	(340)
Decrease in other assets	3,018	1,640
(Decrease) in accrued expenses and other liabilities	(382)	(86)
Net cash provided by operating activities	16,425	13,586
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	16,946	29,238
Proceeds from maturities and calls of securities available for sale	24,724	32,185
Purchases of securities available for sale	(15,180)	(47,138)
Purchases of Federal Home Loan Bank stock	(10,586)	(9,211)
Proceeds from redemption of Federal Home Loan Bank stock	13,493	8,930
Net increase in loans	(32,776)	(85,356)
Proceeds from sales of other real estate owned	—	765
Proceeds from sales of premises and equipment	—	13
Purchases of premises and equipment	(1,397)	(2,406)
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from settlement of other assets	3,593	—
Net (used in) investing activities	(1,183)	(77,980)
Cash Flows from Financing Activities:
Net increase in deposits	96,148	98,590
Net increase (decrease) in federal funds purchased	3,935	(12,682)
Net decrease in short-term borrowings	(66,000)	—
Principal payments on long-term debt	(1,630)	(1,630)
Interest rate swap termination costs paid	(541)	—
Common stock dividends paid	(4,812)	(3,678)
Restricted stock units withheld for payroll taxes	(179)	(154)
Excess tax benefits from vesting of restricted stock units	124	98
Net cash provided by financing activities	27,045	80,544
Net increase in cash and cash equivalents	42,287	16,150
Cash and Cash Equivalents:
Beginning	39,781	42,425
Ending	$82,068	$58,575

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,023	$3,026
Income taxes	1,340	1,350
Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of security available for sale, pending settlement	$475	$—
Transfer of loans to other real estate owned	—	313
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position as of June 30, 2015 and December 31, 2014, and net income and comprehensive income for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was originally effective for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of this ASU by one year. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,272	$4,739	$10,375	$9,139

Weighted average common shares outstanding	16,054	16,002	16,037	15,990
Weighted average effect of restricted stock units
outstanding	39	37	52	46
Diluted weighted average common shares outstanding	16,093	16,039	16,089	16,036

Basic earnings per common share	$0.33	$0.30	$0.65	$0.57
Diluted earnings per common share	$0.33	$0.30	$0.65	$0.57

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,565	$185	$—	$2,750
State and political subdivisions	54,710	924	(591)	55,043
Collateralized mortgage obligations (1)	116,901	815	(1,215)	116,501
Mortgage-backed securities (1)	59,507	635	(405)	59,737
Trust preferred security	1,768	—	(728)	1,040
Corporate notes and equity securities	10,162	48	(80)	10,130
	$245,613	$2,607	$(3,019)	$245,201

Securities held to maturity:
State and political subdivisions	$51,302	$15	$(869)	$50,448

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,626	$204	$(10)	$12,820
State and political subdivisions	51,234	1,286	(161)	52,359
Collateralized mortgage obligations (1)	126,430	856	(1,416)	125,870
Mortgage-backed securities (1)	65,813	624	(284)	66,153
Trust preferred security	1,763	—	(845)	918
Corporate notes and equity securities	14,729	66	(125)	14,670
	$272,595	$3,036	$(2,841)	$272,790

Securities held to maturity:
State and political subdivisions	$51,343	$344	$(186)	$51,501

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $80,658 and $4,805 as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation. The increase in the amount of pledged investment securities at June 30, 2015 compared to December 31, 2014 was primarily due to an increase in public fund deposits.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of June 30, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary. Equity securities have no maturity date.

	June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$1,337	$1,359
Due after one year through five years	18,914	19,363
Due after five years through ten years	16,378	16,592
Due after ten years	31,092	30,239
	67,721	67,553
Collateralized mortgage obligations and mortgage-backed securities	176,408	176,238
Equity securities	1,484	1,410
	$245,613	$245,201
The amortized cost and fair value of investment securities held to maturity as of June 30, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	June 30, 2015
	Amortized Cost	Fair Value
Due after one year through five years	$278	$274
Due after five years through ten years	14,398	14,276
Due after ten years	36,626	35,898
	$51,302	$50,448
The details of the sales of investment securities for the three and six months ended June 30, 2015 and 2014 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$6,889	$—	$16,946	$29,238
Gross gains on sales	43	—	54	716
Gross losses on sales	7	—	7	210

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	27,759	(591)	—	—	27,759	(591)
Collateralized mortgage obligations	19,117	(151)	45,771	(1,064)	64,888	(1,215)
Mortgage-backed securities	21,967	(239)	7,842	(166)	29,809	(405)
Trust preferred security	—	—	1,040	(728)	1,040	(728)
Corporate notes and equity securities	3,039	(26)	938	(54)	3,977	(80)
	$71,882	$(1,007)	$55,591	$(2,012)	$127,473	$(3,019)

Securities held to maturity:
State and political subdivisions	$46,975	$(869)	$—	$—	$46,975	$(869)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$10,039	$(10)	$—	$—	$10,039	$(10)
State and political subdivisions	6,614	(90)	5,887	(71)	12,501	(161)
Collateralized mortgage obligations	17,283	(87)	53,318	(1,329)	70,601	(1,416)
Mortgage-backed securities	15,184	(101)	17,126	(183)	32,310	(284)
Trust preferred security	—	—	918	(845)	918	(845)
Corporate notes and equity securities	4,581	(23)	2,881	(102)	7,462	(125)
	$53,701	$(311)	$80,130	$(2,530)	$133,831	$(2,841)

Securities held to maturity:
State and political subdivisions	$13,048	$(186)	$—	$—	$13,048	$(186)
As of June 30, 2015, the available for sale securities with unrealized losses that have existed for longer than one year included 12 collateralized mortgage obligation securities, two mortgage-backed securities, one trust preferred security and two equity securities.

The Company believes the unrealized losses on investments available for sale and held to maturity as of June 30, 2015, were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of June 30, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Commercial	$334,933	$316,908
Real estate:
Construction, land and land development	148,786	154,490
1-4 family residential first mortgages	51,938	53,497
Home equity	21,091	24,500
Commercial	652,487	625,938
Consumer and other loans	8,905	9,318
	1,218,140	1,184,651
Net unamortized fees and costs	(762)	(606)
	$1,217,378	$1,184,045
Real estate loans of approximately $610,000 and $590,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2015 and December 31, 2014, respectively.

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

A loan is classified as a troubled debt restructured (TDR) loan when the Company concludes that a borrower is experiencing financial difficulties and a concession was granted that would not otherwise be considered. Concessions may include a restructuring of the loan terms to alleviate the burden on the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below-market rates are considered impaired until fully collected. TDR loans may also be reported as nonaccrual or past due 90 days if they are not performing per the restructured terms.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The table below presents the TDR loans by segment as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Troubled debt restructured loans(1):
Commercial	$109	$—
Real estate:
Construction, land and land development	351	376
1-4 family residential first mortgages	98	86
Home equity	—	—
Commercial	501	557
Consumer and other loans	—	—
Total troubled debt restructured loans	$1,059	$1,019

(1)	There were three TDR loans as of June 30, 2015 and two TDR loans as of December 31, 2014, with balances of $688 and $643, respectively, categorized as nonaccrual.

There was one loan modification considered to be TDR that occurred during the three months ended June 30, 2015, and two loan modifications considered to be TDR that occurred during the six months ended June 30, 2015 with pre- and post-modification recorded investments of $20 and $130, respectively. There were no loan modifications considered to be TDR during the three and six months ended June 30, 2014.

One TDR loan that was modified within the twelve months preceding June 30, 2015, with a recorded investment of $110, has subsequently had a payment default. No TDR loans that were modified within the twelve months preceding June 30, 2014 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$163	$309	$—	$164	$310	$—
Real Estate:
Construction, land and land development	351	954	—	376	978	—
1-4 family residential first mortgages	300	300	—	257	257	—
Home equity	—	—	—	—	—	—
Commercial	1,938	1,938	—	557	557	—
Consumer and other loans	4	4	—	—	—	—
	2,756	3,505	—	1,354	2,102	—
With an allowance recorded:
Commercial	109	109	109	292	292	150
Real Estate:
Construction, land and land development	—	—	—	825	825	200
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	220	220	220	229	229	229
Commercial	164	164	164	172	172	172
Consumer and other loans	—	—	—	—	—	—
	493	493	493	1,518	1,518	751
Total:
Commercial	272	418	109	456	602	150
Real Estate:
Construction, land and land development	351	954	—	1,201	1,803	200
1-4 family residential first mortgages	300	300	—	257	257	—
Home equity	220	220	220	229	229	229
Commercial	2,102	2,102	164	729	729	172
Consumer and other loans	4	4	—	—	—	—
	$3,249	$3,998	$493	$2,872	$3,620	$751

The balance of impaired loans at June 30, 2015 and December 31, 2014 was composed of 13 and 11 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$164	$—	$483	$—	$164	$—	$362	$—
Real estate:
Construction, land and
land development	354	4	402	4	360	7	408	8
1-4 family residential first
mortgages	307	—	366	7	284	—	414	7
Home equity	—	—	—	—	—	—	—	—
Commercial	1,229	—	688	1	937	—	732	3
Consumer and other loans	4	—	—	—	2	—	—	—
	2,058	4	1,939	12	1,747	7	1,916	18
With an allowance recorded:
Commercial	245	—	387	3	265	2	565	5
Real estate:
Construction, land and
land development	—	—	1,631	19	353	6	1,786	41
1-4 family residential first
mortgages	—	—	231	—	—	—	267	—
Home equity	222	—	59	—	224	—	34	—
Commercial	165	—	—	—	168	—	—	—
Consumer and other loans	—	—	—	—	—	—	—	—
	632	—	2,308	22	1,010	8	2,652	46
Total:
Commercial	409	—	870	3	429	2	927	5
Real estate:
Construction, land and
land development	354	4	2,033	23	713	13	2,194	49
1-4 family residential first
mortgages	307	—	597	7	284	—	681	7
Home equity	222	—	59	—	224	—	34	—
Commercial	1,394	—	688	1	1,105	—	732	3
Consumer and other loans	4	—	—	—	2	—	—	—
	$2,690	$4	$4,247	$34	$2,757	$15	$4,568	$64

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$176	$—	$—	$176	$334,485	$272	$334,933
Real estate:
Construction, land and
land development	—	—	—	—	148,786	—	148,786
1-4 family residential
first mortgages	205	—	—	205	51,453	280	51,938
Home equity	—	—	—	—	20,871	220	21,091
Commercial	—	—	—	—	650,385	2,102	652,487
Consumer and other	17	1	—	18	8,883	4	8,905
Total	$398	$1	$—	$399	$1,214,863	$2,878	$1,218,140

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$34	$—	$—	$34	$316,528	$346	$316,908
Real estate:
Construction, land and
land development	—	—	—	—	154,490	—	154,490
1-4 family residential
first mortgages	—	—	—	—	53,240	257	53,497
Home equity	14	—	—	14	24,257	229	24,500
Commercial	1,500	—	—	1,500	623,709	729	625,938
Consumer and other	—	—	—	—	9,318	—	9,318
Total	$1,548	$—	$—	$1,548	$1,181,542	$1,561	$1,184,651

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$329,389	$4,906	$638	$—	$334,933
Real estate:
Construction, land and land development	145,802	900	2,084	—	148,786
1-4 family residential first mortgages	50,981	529	428	—	51,938
Home equity	20,756	23	312	—	21,091
Commercial	645,297	4,020	3,170	—	652,487
Consumer and other	8,883	—	22	—	8,905
Total	$1,201,108	$10,378	$6,654	$—	$1,218,140

	December 31, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$309,704	$6,268	$936	$—	$316,908
Real estate:
Construction, land and land development	151,258	993	2,239	—	154,490
1-4 family residential first mortgages	52,574	536	387	—	53,497
Home equity	23,958	218	324	—	24,500
Commercial	614,974	7,467	3,497	—	625,938
Consumer and other	9,318	—	—	—	9,318
Total	$1,161,786	$15,482	$7,383	$—	$1,184,651
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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,498	$1,744	$433	$505	$6,669	$29	$13,878
Charge-offs	(18)	—	(15)	—	—	—	(33)
Recoveries	303	—	1	10	3	2	319
Provision (1)	(47)	(44)	26	(41)	310	(4)	200
Ending balance	$4,736	$1,700	$445	$474	$6,982	$27	$14,364

	Three Months Ended June 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,006	$2,892	$590	$365	$5,378	$52	$13,283
Charge-offs	(167)	—	(23)	(63)	—	—	(253)
Recoveries	23	—	1	9	—	—	33
Provision (1)	36	(352)	(15)	252	231	(2)	150
Ending balance	$3,898	$2,540	$553	$563	$5,609	$50	$13,213

	Six Months Ended June 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(56)	—	(15)	—	—	—	(71)
Recoveries	327	250	2	35	6	8	628
Provision (1)	50	(701)	(8)	(95)	963	(9)	200
Ending balance	$4,736	$1,700	$445	$474	$6,982	$27	$14,364

	Six Months Ended June 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(577)	—	(63)	(63)	(112)	—	(815)
Recoveries	52	8	2	24	—	1	87
Provision (1)	224	(500)	1	199	236	(10)	150
Ending balance	$3,898	$2,540	$553	$563	$5,609	$50	$13,213

(1)
The negative provisions for the various segments are related to either the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$109	$—	$—	$220	$164	$—	$493
Collectively evaluated for impairment	4,627	1,700	445	254	6,818	27	13,871
Total	$4,736	$1,700	$445	$474	$6,982	$27	$14,364

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$150	$200	$—	$229	$172	$—	$751
Collectively evaluated for impairment	4,265	1,951	466	305	5,841	28	12,856
Total	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$272	$351	$300	$220	$2,102	$4	$3,249
Collectively evaluated for impairment	334,661	148,435	51,638	20,871	650,385	8,901	1,214,891
Total	$334,933	$148,786	$51,938	$21,091	$652,487	$8,905	$1,218,140

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$456	$1,201	$257	$229	$729	$—	$2,872
Collectively evaluated for impairment	316,452	153,289	53,240	24,271	625,209	9,318	1,181,779
Total	$316,908	$154,490	$53,497	$24,500	$625,938	$9,318	$1,184,651

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

The Company has variable rate FHLB advances, which create exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions, with a total notional amount of $80,000. The interest rate swaps effectively convert $80,000 of variable rate FHLB advances to fixed rate debt as of the forward-starting dates. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying FHLB advances with quarterly interest rate reset dates. One interest rate swap, with a notional amount of $25,000, became effective in December 2014 and was subsequently terminated in March 2015, subject to a termination fee of $158. A second interest rate swap, with a notional amount of $25,000, was terminated in June 2015, prior to its effective date and subject to a termination fee of $383. The third interest rate swap, with a notional amount of $30,000, will become effective in December 2015. The termination fees will be reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through December 2019 and June 2020.

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

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the remaining swap is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 9 for additional fair value information and disclosures. The amount included in accumulated other comprehensive income for the remaining hedge will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the six months ended June 30, 2015 or 2014, and the Company estimates there will be approximately $304 of cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense through June 30, 2016. The Company will continue to assess the effectiveness of the remaining hedge on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of June 30, 2015, the Company pledged to the counterparty $200 of required collateral in the form of cash on deposit with a third party.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2015 and December 31, 2014.

June 30, 2015	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(3)	$30,000	$(381)	Other Liabilities	0.59%	2.52%	9/21/2020

December 31, 2014	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$(97)	Other Liabilities	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	(87)	Other Liabilities	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	(77)	Other Liabilities	0.56%	2.52%	9/21/2020
The following tables identify the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2015 and 2014.

		Six Months Ended June 30, 2015
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
	Swap Number	Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(134)	Interest Expense	$(72)	Other Income	$—
Interest rate swap	(2)	(297)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(304)	Interest Expense	—	Other Income	—

		Six Months Ended June 30, 2014
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
	Swap Number	Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(660)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(736)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(937)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(440)	Interest Expense	—	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$5,458	$5,171
Intangibles	925	1,079
Other real estate owned	367	367
Accrued expenses	758	891
Restricted stock compensation	130	184
Net unrealized losses on interest rate swaps	344	99
State net operating loss carryforward	1,148	1,100
Capital loss carryforward	797	797
Other	44	46
	9,971	9,734
Deferred tax liabilities:
Net deferred loan fees and costs	327	334
Premises and equipment	472	565
Net unrealized gains on securities available for sale	17	255
Other	513	350
	1,329	1,504
Net deferred tax assets before valuation allowance	8,642	8,230
Valuation allowance	(1,945)	(1,897)
Net deferred tax assets	$6,697	$6,333
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
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015 and 2014.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	222	4,579	(1,719)	3,082
Amounts reclassified from accumulated other
comprehensive income	—	(314)	—	(314)
Net current period other comprehensive income (loss)	222	4,265	(1,719)	2,768
Balance, June 30, 2014	$(1,217)	$48	$399	$(770)

Balance, December 31, 2014	$—	$416	$(162)	$254
Other comprehensive (loss) before
reclassifications	—	(347)	(456)	(803)
Amounts reclassified from accumulated other
comprehensive income	—	(41)	56	15
Net current period other comprehensive (loss)	—	(388)	(400)	(788)
Balance, June 30, 2015	$—	$28	$(562)	$(534)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Commitments to extend credit	$463,723	$441,124
Standby letters of credit	5,876	14,595
	$469,599	$455,719
West Bank previously had executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At June 30, 2015, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $412.

Contractual commitments: The Company has remaining commitments to invest in four qualified affordable housing projects totaling $4,444 as of June 30, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

Contingencies: On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District Court for Polk County, Iowa. West Bank believes it has substantial defenses and is vigorously defending the action. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of the plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. The Iowa Supreme Court has indicated that the appeal will be heard during the 2015-2016 court term. The appeals have not yet been assigned a date for oral argument. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.
Except as described above, neither the Company nor West Bank is a party, and no property of these entities is subject, to any other material pending legal proceedings, other than ordinary routine litigation incidental to West Bank's business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2015.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2015 and December 31, 2014.

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,750	$—	$2,750	$—
State and political subdivisions	55,043	—	55,043	—
Collateralized mortgage obligations	116,501	—	116,501	—
Mortgage-backed securities	59,737	—	59,737	—
Trust preferred security	1,040	—	1,040	—
Corporate notes and equity securities	10,130	9,830	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$(381)	$—	$(381)	$—

	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$12,820	$—	$12,820	$—
State and political subdivisions	52,359	—	52,359	—
Collateralized mortgage obligations	125,870	—	125,870	—
Mortgage-backed securities	66,153	—	66,153	—
Trust preferred security	918	—	918	—
Corporate notes and equity securities	14,670	14,370	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$(261)	$—	$(261)	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014. The activity in the table consists of one pooled trust preferred security, which was considered to have OTTI and was sold in December 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$—	$2,168	$—	$1,850
Transfer into level 3	—	—	—	—
Total gains:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	39	—	357
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$—	$2,207	$—	$2,207
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of June 30, 2015 and December 31, 2014.

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$474	$—	$—	$474
Other real estate owned	2,235	—	—	2,235

	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$1,266	$—	$—	$1,266
Other real estate owned	2,235	—	—	2,235
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$474	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,266	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2015 and December 31, 2014.

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$61,682	$61,682	$27,936	$27,936
Federal funds sold	Level 1	20,386	20,386	11,845	11,845
Investment securities available for sale	See previous table	245,201	245,201	272,790	272,790
Investment securities held to maturity	Level 2	51,302	50,448	51,343	51,501
Federal Home Loan Bank stock	Level 1	12,168	12,168	15,075	15,075
Loans, net(1)	Level 2	1,203,014	1,210,590	1,170,438	1,199,832
Accrued interest receivable	Level 1	4,386	4,386	4,425	4,425
Financial liabilities:
Deposits	Level 2	1,366,610	1,368,348	1,270,462	1,270,987
Federal funds purchased	Level 1	6,910	6,910	2,975	2,975
Short-term borrowings	Level 1	—	—	66,000	66,000
Subordinated notes	Level 2	20,619	13,044	20,619	13,330
Federal Home Loan Bank advances, net	Level 2	97,631	98,262	96,888	96,312
Long-term debt	Level 2	11,046	10,952	12,676	12,571
Accrued interest payable	Level 1	419	419	419	419
Interest rate swaps	See previous table	381	381	261	261
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $474 and $1,266 as of June 30, 2015 and December 31, 2014, respectively, which are Level 3.

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

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 5, 2015. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND SIX MONTHS ENDED JUNE 30, 2015

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC). West Bank's 99.99 percent owned subsidiary ICD IV, LLC, a community development entity, was liquidated during the third quarter of 2014 when the underlying loan matured. Results of operations for the three and six months ended June 30, 2015 are compared to the results for the same periods in 2014, and the consolidated financial condition of the Company as of June 30, 2015 is compared to balances as of December 31, 2014. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended June 30, 2015 was $5,272, or $0.33 per diluted common share, compared to $4,739, or $0.30 per diluted common share, for the three months ended June 30, 2014. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2015 were 1.28 and 14.64 percent, respectively, compared to 1.26 and 14.62 percent, respectively, for the three months ended June 30, 2014.

The increase in net income for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $1,238 increase in net interest income. The 10.2 percent increase over the same three months of 2014 was primarily the result of loan growth and lower rates paid on time deposits. The increase in net interest income was partially offset by an increase of $50 in the provision for loan losses and a $324 reduction in revenue from residential mortgage banking. As previously disclosed, at the end of 2014, the Company changed its process for providing first mortgage loans to its customers. Starting in January 2015, residential mortgage underwriting and processing are outsourced, and funding for residential mortgages is provided by a third party. The Company now receives a fee from a third party for each residential mortgage loan initiated and closed by our retail staff. The reduction in this source of revenue was offset by lower associated operating costs.

Net income for the six months ended June 30, 2015 was $10,375, or $0.65 per diluted common share, compared to $9,139, or $0.57 per diluted common share, for the six months ended June 30, 2014. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2015 were 1.28 and 14.61 percent, respectively, compared to 1.24 and 14.40 percent, respectively, for the six months ended June 30, 2014.

The improvement in net income for first half of 2015 compared to the same period of 2014 was primarily due to a $2,393, or 10.0 percent, increase in net interest income for the same reasons mentioned above. Meanwhile, noninterest income for the first half of 2015 declined $1,089 compared to the first half of 2014 mainly due to the previously mentioned reduction in residential mortgage banking revenue as well as lower net gains on sales of investment securities. The Company recognized gains on sales of investment securities of $47 in the first half of 2015 compared to $506 in the first half of 2014. Noninterest expense declined $477 for the first half of 2015 compared to the first half of 2014 primarily due to the combination of lower costs associated with other real estate owned and the change in residential mortgage banking operations.

Total loans outstanding increased $33,333 during the first half of the year compared to December 31, 2014. Management believes the loan portfolio will continue to grow during the remainder of 2015 as the demand for commercial, construction and development, and commercial real estate loans remains strong in all three of the Company's markets. Credit quality remains strong as evidenced by the Company's Texas ratio, which was 3.43 percent as of June 30, 2015. As of June 30, 2015, the allowance for loan losses was 1.18 percent of loans outstanding, and management believes it was adequate to absorb any losses inherent in the loan portfolio.

As previously disclosed, the Company purchased land in Rochester, Minnesota during 2014, and the Company is finalizing the design of a permanent office in Rochester. The Company expects to break ground for the office during the third quarter of 2015.

The Board of Directors declared a quarterly dividend of $0.16 per common share at its meeting on July 22, 2015. The dividend is payable on August 19, 2015, to stockholders of record as of August 5, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2015 compared with the same periods in 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	Change %	2015	2014	Change	Change %
Net income	$5,272	$4,739	$533	11.2%	$10,375	$9,139	$1,236	13.5%
Average assets	1,654,456	1,509,558	144,898	9.6%	1,639,132	1,480,763	158,369	10.7%
Average stockholders' equity	144,384	129,998	14,386	11.1%	143,228	127,956	15,272	11.9%

Return on average assets	1.28%	1.26%	0.02%		1.28%	1.24%	0.04%
Return on average equity	14.64%	14.62%	0.02%		14.61%	14.40%	0.21%
Net interest margin	3.59%	3.55%	0.04%		3.59%	3.60%	(0.01)%
Efficiency ratio*	46.88%	48.52%	(1.64)%		47.55%	51.09%	(3.54)%
Dividend payout ratio	48.74%	40.51%	8.23%		46.38%	40.25%	6.13%
Average equity to average
assets ratio	8.73%	8.61%	0.12%		8.74%	8.64%	0.1%

					As of June 30,
					2015	2014	Change
Texas ratio*					3.43%	6.54%	(3.11)%
Equity to assets ratio					8.79%	8.60%	0.19%
Tangible common equity ratio					8.79%	8.60%	0.19%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net Interest Income

The following tables present average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2015	2014	Change	Change- %	2015	2014	Change	Change- %	2015	2014	Change
Interest-earning assets:
Loans:
Commercial	$329,414	$262,338	$67,076	25.57%	$3,469	$2,764	$705	25.51%	4.22%	4.23%	(0.01)%
Real estate	870,593	771,799	98,794	12.80%	9,697	8,977	720	8.02%	4.47%	4.67%	(0.20)%
Consumer and other	8,413	9,217	(804)	(8.72)%	80	93	(13)	(13.98)%	3.81%	4.05%	(0.24)%
Total loans	1,208,420	1,043,354	165,066	15.82%	13,246	11,834	1,412	11.93%	4.40%	4.55%	(0.15)%

Investment securities:
Taxable	216,954	261,957	(45,003)	(17.18)%	1,042	1,272	(230)	(18.08)%	1.92%	1.94%	(0.02)%
Tax-exempt	102,256	91,809	10,447	11.38%	1,145	1,054	91	8.63%	4.48%	4.59%	(0.11)%
Total investment securities	319,210	353,766	(34,556)	(9.77)%	2,187	2,326	(139)	(5.98)%	2.74%	2.63%	0.11%

Federal funds sold	34,300	30,768	3,532	11.48%	22	20	2	10.00%	0.26%	0.26%	—%
Total interest-earning assets	$1,561,930	$1,427,888	$134,042	9.39%	15,455	14,180	1,275	8.99%	3.97%	3.98%	(0.01)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$835,119	$753,388	$81,731	10.85%	327	318	9	2.83%	0.16%	0.17%	(0.01)%
Time deposits	142,826	155,153	(12,327)	(7.95)%	224	319	(95)	(29.78)%	0.63%	0.82%	(0.19)%
Total deposits	977,945	908,541	69,404	7.64%	551	637	(86)	(13.50)%	0.23%	0.28%	(0.05)%
Other borrowed funds	136,747	141,298	(4,551)	(3.22)%	915	908	7	0.77%	2.68%	2.58%	0.10%
Total interest-bearing
liabilities	$1,114,692	$1,049,839	$64,853	6.18%	1,466	1,545	(79)	(5.11)%	0.53%	0.59%	(0.06)%

Tax-equivalent net interest income					$13,989	$12,635	$1,354	10.72%
Net interest spread									3.44%	3.39%	0.05%
Net interest margin									3.59%	3.55%	0.04%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2015	2014	Change	Change- %	2015	2014	Change	Change- %	2015	2014	Change
Interest-earning assets:
Loans:
Commercial	$321,730	$262,072	$59,658	22.76%	$6,668	$5,544	$1,124	20.27%	4.18%	4.27%	(0.09)%
Real estate	866,728	756,384	110,344	14.59%	19,260	17,583	1,677	9.54%	4.48%	4.69%	(0.21)%
Consumer and other	8,837	9,201	(364)	(3.96)%	168	190	(22)	(11.58)%	3.84%	4.16%	(0.32)%
Total loans	1,197,295	1,027,657	169,638	16.51%	26,096	23,317	2,779	11.92%	4.40%	4.58%	(0.18)%

Investment securities:
Taxable	223,816	258,338	(34,522)	(13.36)%	2,167	2,602	(435)	(16.72)%	1.94%	2.01%	(0.07)%
Tax-exempt	102,758	89,801	12,957	14.43%	2,300	2,074	226	10.90%	4.48%	4.62%	(0.14)%
Total investment securities	326,574	348,139	(21,565)	(6.19)%	4,467	4,676	(209)	(4.47)%	2.74%	2.69%	0.05%

Federal funds sold	24,818	23,073	1,745	7.56%	32	30	2	6.67%	0.26%	0.26%	—%
Total interest-earning assets	$1,548,687	$1,398,869	$149,818	10.71%	30,595	28,023	2,572	9.18%	3.98%	4.04%	(0.06)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$818,015	$724,633	$93,382	12.89%	651	597	54	9.05%	0.16%	0.17%	(0.01)%
Time deposits	138,566	154,942	(16,376)	(10.57)%	471	662	(191)	(28.85)%	0.69%	0.86%	(0.17)%
Total deposits	956,581	879,575	77,006	8.75%	1,122	1,259	(137)	(10.88)%	0.24%	0.29%	(0.05)%
Other borrowed funds	153,448	146,882	6,566	4.47%	1,901	1,824	77	4.22%	2.50%	2.50%	—%
Total interest-bearing
liabilities	$1,110,029	$1,026,457	$83,572	8.14%	3,023	3,083	(60)	(1.95)%	0.55%	0.61%	(0.06)%

Tax-equivalent net interest income					$27,572	$24,940	$2,632	10.55%
Net interest spread									3.43%	3.43%	—%
Net interest margin									3.59%	3.60%	(0.01)%
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

The net interest margin for the three months ended June 30, 2015 increased four basis points to 3.59 percent compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, the net interest margin declined one basis point to 3.59 percent compared to the same period in 2014. Management believes the net interest margin will remain at approximately the same level throughout the remainder of 2015 if the level of outstanding loans remains at similar levels and the Federal Reserve maintains its current monetary policy. Tax-equivalent net interest income for the three and six months ended June 30, 2015 increased $1,354 and $2,632, respectively, compared to the same time periods in 2014, primarily as the result of growth in loans and a decline in interest rates paid on time deposits.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Tax-equivalent interest income on loans increased $1,412 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Tax-equivalent interest income on loans increased $2,779 for the six months ended June 30, 2015 compared to the same period in 2014. The improvement during both time periods was due to significant increases in average loan volume. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The overall yield declined 15 and 18 basis points in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was $34,556 lower during the three months ended June 30, 2015 than during the same period last year, while the yield on the portfolio improved 11 basis points compared to the same period in 2014. For the six months ended June 30, 2015, the average balance of investment securities declined $21,565 compared to the first half of 2014, while the yield increased five basis points. The decline in average balances was primarily attributable to paydowns received on collateralized mortgage obligations and mortgage-backed securities. The Company also sold selected investment securities in the first half of both years to take advantage of available net gains and was able to reinvest the proceeds in higher yielding securities.

The average rate paid on deposits for the three months ended June 30, 2015 declined five basis points to 23 basis points compared to the three months ended June 30, 2014. The average rate paid on deposits for the first half of 2015 also declined five basis points compared to the same period in 2014.  A decline in rates and average balances outstanding on time deposits exceeded the effect of an increase in average interest-bearing deposit balances, resulting in an overall decrease in interest expense on deposits for the three and six months ended June 30, 2015 compared to the same periods in 2014. Average interest-bearing demand and money market account balances increased significantly during the three and six months ended June 30, 2015 due to higher customer demand for the Insured Cash Sweep products. These products are reciprocal programs that provide Federal Deposit Insurance Corporation (FDIC) insurance coverage for all participating deposits. The average balance of time deposits continues to decline as fewer customers are willing to lock in low rates in this extended period of historically low interest rates.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluations for the second quarters of 2015 and 2014, a provision for loan losses of $200 and $150, respectively, was recorded in each quarter. No provision was deemed necessary in the first quarter of either year.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2015 and 2014 and related ratios.

	Analysis of the Allowance for Loan Losses for the			Analysis of the Allowance for Loan Losses for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Balance at beginning of period	$13,878	$13,283	$595	$13,607	$13,791	$(184)
Charge-offs	(33)	(253)	220	(71)	(815)	744
Recoveries	319	33	286	628	87	541
Net (charge-offs) recoveries	286	(220)	506	557	(728)	1,285
Provision for loan losses charged to
operations	200	150	50	200	150	50
Balance at end of period	$14,364	$13,213	$1,151	$14,364	$13,213	$1,151

Average loans outstanding, excluding loans
held for sale	$1,208,420	$1,040,929		$1,197,245	$1,025,818

Ratio of annualized net charge-off (recoveries)
during the period to average loans outstanding	(0.09)%	0.08%		(0.09)%	0.14%

Ratio of allowance for loan losses to
average loans outstanding	1.19%	1.27%		1.20%	1.29%
In general the economy has shown signs of improvement, but the economic indicators remain mixed. The U.S. unemployment rate has declined to 5.3 percent as of June 30, 2015, but part of that improvement is due to people dropping out of the workforce. Personal income and spending are up. The housing market is mixed with sales slowing but prices holding steady. The economic environments in Iowa and Minnesota continue to slowly improve. Based on the mixed economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same level used in 2014. In the first six months of 2015, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. As the experience factors continued to decline, management decided to increase the factors for other considerations in the first quarter of 2015 for commercial and commercial real estate loans to maintain an adequate allowance for loan losses. This increased the portion of the allowance for loan losses related to loans collectively evaluated for impairment to 1.14 percent of loans collectively evaluated as of June 30, 2015 from 1.09 percent as of December 31, 2014. Management believes the resulting allowance for loan losses of $14,364 as of June 30, 2015 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended June 30,
Noninterest income:	2015	2014	Change	Change %
Service charges on deposit accounts	$651	$714	$(63)	(8.82)%
Debit card usage fees	469	453	16	3.53%
Trust services	317	332	(15)	(4.52)%
Revenue from residential mortgage banking	52	376	(324)	(86.17)%
Increase in cash value of bank-owned life insurance	178	182	(4)	(2.20)%
Realized investment securities gains, net	36	—	36	N/A
Other income:
Loan fees	16	26	(10)	(38.46)%
Letter of credit fees	17	32	(15)	(46.88)%
Gain (loss) on disposition of premises and equipment	(3)	—	(3)	N/A
All other income	189	203	(14)	(6.90)%
Total other income	219	261	(42)	(16.09)%
Total noninterest income	$1,922	$2,318	$(396)	(17.08)%

	Six Months Ended June 30,
Noninterest income:	2015	2014	Change	Change %
Service charges on deposit accounts	$1,271	$1,393	$(122)	(8.76)%
Debit card usage fees	904	863	41	4.75%
Trust services	642	650	(8)	(1.23)%
Revenue from residential mortgage banking	87	602	(515)	(85.55)%
Increase in cash value of bank-owned life insurance	367	336	31	9.23%
Realized investment securities gains, net	47	506	(459)	(90.71)%
Other income:
Loan fees	37	56	(19)	(33.93)%
Letter of credit fees	48	50	(2)	(4.00)%
Gain (loss) on disposition of premises and equipment	(4)	10	(14)	(140.00)%
All other income	383	405	(22)	(5.43)%
Total other income	464	521	(57)	(10.94)%
Total noninterest income	$3,782	$4,871	$(1,089)	(22.36)%
The decline in service charges on deposit accounts for the three and six months ended June 30, 2015 compared to the same periods in 2014 was caused by lower instances of nonsufficient funds and lower fees from commercial accounts.

Revenue from residential mortgage banking declined $324 and $515, respectively, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. As discussed earlier, starting in January 2015, the Company changed its process for providing first mortgage loans to its customers, which has caused not only the reduction in revenue but also the reduction in operating costs. West Bank currently receives a fee from a third party for each loan initiated and closed by our retail staff. The volume of residential loan activity for the remainder of 2015 is expected to be lower than it was in 2014.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014, resulting in a higher level of increases in cash value of bank-owned life insurance for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company recognized net gains on sales of investment securities of $36 in the second quarter of 2015, while no sales occurred in the second quarter of 2014. During the first half of 2015, the Company was able to recognize net gains of an aggregate of $47 on sales of several securities. During the first quarter of 2014, the Company also sold select investment securities and recognized net gains of $506. In both years, the sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds in investment securities with higher yields.

Loan fees were lower for the three and six months ended June 30, 2015 compared to the same periods in 2014 as the prior year included a higher level of amortization of commitment fees for two customers. A reduction in the level of outstanding letters of credit caused the reduction in revenue for both the three and six months ended June 30, 2015 compared to the same periods in 2014. Volumes of letters of credit fluctuate based upon the needs of our commercial customers.

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

	Three Months Ended June 30,
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$4,005	$3,987	$18	0.45%
Occupancy	1,010	1,024	(14)	(1.37)%
Data processing	569	558	11	1.97%
FDIC insurance expense	209	190	19	10.00%
Other real estate owned expense	—	109	(109)	(100.00)%
Professional fees	177	221	(44)	(19.91)%
Director fees	228	189	39	20.63%
Other expenses:
Marketing	64	42	22	52.38%
Business development	194	221	(27)	(12.22)%
Consulting fees	57	56	1	1.79%
Insurance expense	87	96	(9)	(9.38)%
Bank service charges and investment advisory fees	170	124	46	37.10%
Postage and courier	78	82	(4)	(4.88)%
Supplies	75	65	10	15.38%
Low income housing projects amortization	76	45	31	68.89%
All other	444	355	89	25.07%
Total other	1,245	1,086	159	14.64%
Total noninterest expense	$7,443	$7,364	$79	1.07%

	Six Months Ended June 30,
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$7,995	$8,098	$(103)	(1.27)%
Occupancy	2,059	2,035	24	1.18%
Data processing	1,143	1,080	63	5.83%
FDIC insurance expense	411	371	40	10.78%
Other real estate owned expense	—	395	(395)	(100.00)%
Professional fees	381	485	(104)	(21.44)%
Director fees	416	342	74	21.64%
Other expenses:
Marketing	127	94	33	35.11%
Business development	368	405	(37)	(9.14)%
Consulting fees	121	112	9	8.04%
Insurance expense	169	198	(29)	(14.65)%
Bank service charges and investment advisory fees	343	244	99	40.57%
Postage and courier	166	169	(3)	(1.78)%
Supplies	152	131	21	16.03%
Low income housing projects amortization	122	91	31	34.07%
All other	916	1,116	(200)	(17.92)%
Total other	2,484	2,560	(76)	(2.97)%
Total noninterest expense	$14,889	$15,366	$(477)	(3.10)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits for the three months ended June 30, 2015 held steady, compared to the three months ended June 30, 2014 while those costs for the six months ended June 30, 2015 declined $103 compared to the same period in 2014. The staff reductions related to residential mortgage loan origination decreased salaries and employee benefits by approximately $303 and $622, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Partially offsetting these reductions were increases in stock-based compensation costs of $97 and $134, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014 and normal annual salary increases.

Data processing expense increased for the three and six months ended June 30, 2015 compared to the same periods of 2014 because of the addition of mobile banking technology, the continued strengthening of security measures and an annual contractual increase in fees paid to our core processor.

FDIC insurance expense increased for the three and six months ended June 30, 2015 due to growth in total assets. On June 16, 2015, the FDIC issued a Notice of Proposed Rulemaking on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets). The refinements would become effective the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15 percent. The Company's initial analysis projects that the proposal would increase our annual cost of FDIC insurance by approximately $180 based on our current balance sheet size.

Other real estate owned expense declined $109 and $395, respectively, for the three and six months ended June 30, 2015 compared to the same periods of 2014. The Company held only one parcel of land in other real estate owned throughout the first six months of 2015 and incurred a negligible amount of real estate tax expense.

Professional fees declined for the three and six months ended June 30, 2015 compared to the same time periods in 2014 due to lower legal fees. Director fees increased for the three and six months ended June 30, 2015 as a result of increased stock-based compensation costs.

Marketing expenses increased in 2015 compared to the same time periods in 2014 due to additional advertising efforts including our commitment as the lead sponsor of a local farmers market.

Insurance expense declined for the three and six months ended June 30, 2015 compared to the same time periods in 2014 primarily due to a 2013 experience-based refund received from the Company's carrier in the first quarter of 2015.

The increase in bank service charges and investment advisory fees for the three and six months ended June 30, 2015 compared to the same periods in 2014 resulted from the administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. This arrangement began in the second quarter of 2014. As of June 30, 2015, approximately $42,000 of these loans were outstanding. The Company plans to keep the balance of this portfolio around $50,000.

The increase in the cost of low income housing project amortization was related to the Company investing in additional projects during 2014.

Income Tax Expense

The Company recorded income tax expense of $2,361 (30.9 percent of pre-tax income) and $4,635 (30.9 percent of pre-tax income), respectively, for the three and six months ended June 30, 2015 compared with $2,181 (31.5 percent of pre-tax income) and $4,140 (31.2 percent of pre-tax income), respectively, for the three and six months ended June 30, 2014.  The Company's consolidated income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, state income taxes, changes in the valuation allowance and tax credits. The tax rate for both years was impacted by year-to-date federal low income housing tax credits of approximately $150 and $80, respectively.

FINANCIAL CONDITION

The Company had total assets of $1,654,461 as of June 30, 2015, an increase of 2.39 percent compared to total assets as of December 31, 2014. The most significant changes in the balance sheet were increases in deposits, loans and cash and cash equivalents, and a decrease in short-term borrowings.  A summary of changes in the components of the balance sheet is described below.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Investment Securities

The balance of investment securities available for sale declined $27,589 during the six months ended June 30, 2015. The decrease in investment securities available for sale was primarily the result of pay downs on mortgage-backed securities and collateralized mortgage obligations.

As of June 30, 2015, approximately 72 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, management believes both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $33,333 from $1,184,045 as of December 31, 2014 to $1,217,378 as of June 30, 2015. Growth in the loan portfolio during the first six months of 2015 was primarily in the commercial and commercial real estate segments. The Company continues to focus on business development efforts in all of its markets. Management believes the loan pipelines are good in all three of our markets, and loan growth is expected over the next several quarters.

Credit quality of the Company's loan portfolio remains strong as nonperforming loans remained at less than half a percent of total loans outstanding as of June 30, 2015, as shown in the table below. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 3.43 percent as of June 30, 2015, compared to 2.71 percent as of December 31, 2014. The ratio for both dates was significantly better than the peer group average, which was approximately 12 percent, according to data in the March 2015 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Supervision and Regulation. Management believes that it continues to devote appropriate resources to monitor and maintain a low level of nonperforming assets.

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	June 30, 2015	December 31, 2014	Change
Nonaccrual loans	$2,878	$1,561	$1,317
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	371	376	(5)
Total nonperforming loans	3,249	1,937	1,312
Other real estate owned	2,235	2,235	—
Total nonperforming assets	$5,484	$4,172	$1,312

Nonperforming loans to total loans	0.27%	0.16%	0.11%
Nonperforming assets to total assets	0.33%	0.26%	0.07%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were three TDR loans as of June 30, 2015 and two TDR loans as of December 31, 2014, with balances of $688 and $643, respectively, categorized as nonaccrual.

For additional information, refer to the “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

Other Assets

Other assets declined $7,323 from $13,553 as of December 31, 2014 to $6,230 as of June 30, 2015. A receivable of $3,953, related to the sale of an investment security in December 2014, was collected during 2015, and income taxes receivable declined by $2,375.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Deposits

Deposits increased $96,148 during the first six months of 2015, or 7.57 percent, compared to December 31, 2014.  Approximately $27,000 of the increase was due to an increase in deposits from a significant related party depositor. As of June 30, 2015, this significant related party depositor maintained total deposit balances with West Bank of approximately $157,000.

Savings deposits, which includes money market and insured cash sweep money market accounts, increased $66,092 from December 31, 2014 to June 30, 2015. Interest-bearing demand accounts declined $16,280 and noninterest-bearing demand accounts increased $61,731 from December 31, 2014 to June 30, 2015. These are considered normal fluctuations, as corporate customers' liquidity needs vary at any given time.

Time deposits as of June 30, 2015 and December 31, 2014 included $47,276 and $52,114, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. Total time deposits declined $15,395 during the first six months of 2015, as fewer customers were willing to lock in low rates for extended time periods in the current low interest rate environment.

Borrowings

There were no short-term borrowings as of June 30, 2015. As of December 31, 2014, the Company had borrowed $66,000 of overnight funds from the FHLB. Overnight funds were repaid during the first six months of 2015 as a result of the increase in deposits. Long-term debt declined $1,630 during the first six months of 2015 in accordance with the repayment terms.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $82,068 as of June 30, 2015 compared with $39,781 as of December 31, 2014.

As of June 30, 2015, West Bank had additional borrowing capacity available from the FHLB of approximately $200,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  The Company also has a $5,000 secured line of credit with a commercial bank that expires on August 5, 2015. The Company was not drawing on the secured line of credit as of June 30, 2015 and has decided not to renew it when it expires.  Net cash from operating activities contributed $16,425 and $13,586 to liquidity for the six months ended June 30, 2015 and 2014, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2015.

The Company's total stockholders' equity increased to $145,391 at June 30, 2015 from $140,175 at December 31, 2014.  The increase was primarily the result of net income less dividends paid and a decrease in accumulated other comprehensive income.

At June 30, 2015, the Company's tangible common equity as a percent of tangible assets was 8.79 percent compared to 8.68 percent as of December 31, 2014.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$180,243	12.09%	$119,302	8.00%	N/A	N/A
West Bank	168,089	11.35%	118,486	8.00%	$148,108	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	165,879	11.12%	89,477	6.00%	N/A	N/A
West Bank	153,725	10.38%	88,865	6.00%	118,486	8.00%

Common Equity Tier I Capital (to
Risk-Weighted Assets)
Consolidated	145,879	9.78%	67,107	4.50%	N/A	N/A
West Bank	153,725	10.38%	66,648	4.50%	96,270	6.50%

Tier I Leverage
Consolidated	165,879	10.04%	66,117	4.00%	N/A	N/A
West Bank	153,725	9.36%	65,707	4.00%	82,133	5.00%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$173,448	12.81%	$108,281	8.00%	N/A	N/A
West Bank	163,253	12.19%	107,099	8.00%	$133,874	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	159,841	11.81%	54,140	4.00%	N/A	N/A
West Bank	149,646	11.18%	53,549	4.00%	80,324	6.00%

Tier I Leverage
Consolidated	159,841	10.17%	62,848	4.00%	N/A	N/A
West Bank	149,646	9.62%	62,203	4.00%	77,754	5.00%

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 5, 2015, in July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier I capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income (loss). The Company and West Bank have made the election to retain the existing treatment, which excludes accumulated other comprehensive income (loss) from regulatory capital amounts. The final rules took effect for the Company and West Bank on January 1, 2015, subject to a transition period for certain parts of the rules.
The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2015, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 5, 2015 and is incorporated herein by reference.  The Company has not experienced any material changes to its market risk position since December 31, 2014.  Management does not believe that the Company's primary market risk exposure and management of that exposure in the first six months of 2015 materially changed compared to those as of December 31, 2014.

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed under the supervision, and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2015, there were no purchases of the Company's common shares under the existing stock repurchase plan, which was extended by the Board of Directors on April 22, 2015.  Under the stock repurchase plan, management is authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over a twelve month period.  The authorization does not require such purchases and is subject to certain restrictions.  Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions.  The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. The previous authorization of the stock repurchase plan expired on April 23, 2015, and the current authorization of the stock repurchase plan expires on April 22, 2016.

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

West Bancorporation, Inc.
(Registrant)

July 24, 2015	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 24, 2015	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 24, 2015	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
Senior Vice President, Controller and Chief Accounting Officer
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