Form 10-Q
period 2015-09-30
WEST BANCORPORATION INC
filed 2015-10-30
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Yes  ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                      No  ☒

As of October 29, 2015, there were 16,064,435 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share data)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$36,194	$27,936
Federal funds sold	18,592	11,845
Cash and cash equivalents	54,786	39,781
Investment securities available for sale, at fair value	325,617	272,790
Investment securities held to maturity, at amortized cost (fair value of $51,260
and $51,501 at September 30, 2015 and December 31, 2014, respectively)	51,280	51,343
Federal Home Loan Bank stock, at cost	14,210	15,075
Loans	1,240,038	1,184,045
Allowance for loan losses	(14,660)	(13,607)
Loans, net	1,225,378	1,170,438
Premises and equipment, net	11,115	9,988
Accrued interest receivable	5,041	4,425
Bank-owned life insurance	32,657	32,107
Deferred tax assets, net	6,713	6,333
Other assets	6,370	13,553
Total assets	$1,733,167	$1,615,833
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$447,386	$362,827
Interest-bearing demand	241,250	241,722
Savings	578,775	527,277
Time of $250,000 or more	13,622	18,985
Other time	106,103	119,651
Total deposits	1,387,136	1,270,462
Federal funds purchased	2,660	2,975
Short-term borrowings	59,000	66,000
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	98,008	96,888
Long-term debt	9,730	12,676
Accrued expenses and other liabilities	6,797	6,038
Total liabilities	1,583,950	1,475,658
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,064,435 and
16,018,734 shares issued and outstanding at September 30, 2015 and
December 31, 2014, respectively	3,000	3,000
Additional paid-in capital	19,732	18,971
Retained earnings	126,369	117,950
Accumulated other comprehensive income	116	254
Total stockholders' equity	149,217	140,175
Total liabilities and stockholders' equity	$1,733,167	$1,615,833
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$13,313	$11,934	$38,934	$34,936
Investment securities:
Taxable	1,017	1,191	3,184	3,793
Tax-exempt	789	721	2,309	2,095
Federal funds sold	28	14	60	43
Total interest income	15,147	13,860	44,487	40,867
Interest expense:
Deposits	500	592	1,622	1,851
Federal funds purchased	2	2	6	8
Short-term borrowings	5	3	32	15
Subordinated notes	179	242	526	588
Federal Home Loan Bank advances	698	660	2,095	1,959
Long-term debt	57	72	183	233
Total interest expense	1,441	1,571	4,464	4,654
Net interest income	13,706	12,289	40,023	36,213
Provision for loan losses	200	100	400	250
Net interest income after provision for loan losses	13,506	12,189	39,623	35,963
Noninterest income:
Service charges on deposit accounts	663	713	1,934	2,106
Debit card usage fees	463	443	1,367	1,306
Trust services	302	363	944	1,013
Revenue from residential mortgage banking	45	457	132	1,059
Increase in cash value of bank-owned life insurance	183	198	550	534
Realized investment securities gains, net	—	210	47	716
Other income	279	238	743	759
Total noninterest income	1,935	2,622	5,717	7,493
Noninterest expense:
Salaries and employee benefits	4,056	3,961	12,051	12,059
Occupancy	1,031	1,072	3,090	3,107
Data processing	595	546	1,738	1,626
FDIC insurance	209	190	620	561
Other real estate owned	—	3	—	398
Professional fees	194	249	575	734
Director fees	226	183	642	525
Other expenses	1,238	1,182	3,722	3,742
Total noninterest expense	7,549	7,386	22,438	22,752
Income before income taxes	7,892	7,425	22,902	20,704
Income taxes	2,466	2,362	7,101	6,502
Net income	$5,426	$5,063	$15,801	$14,202

Basic earnings per common share	$0.34	$0.32	$0.98	$0.89
Diluted earnings per common share	$0.34	$0.32	$0.98	$0.89
Cash dividends declared per common share	$0.16	$0.12	$0.46	$0.35
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$5,426	$5,063	$15,801	$14,202
Other comprehensive income (loss):
Unrealized gains on securities for which a portion
of an other than temporary impairment has
been recorded in earnings:
Unrealized holding gains arising during the
period	—	225	—	583
Less: reclassification adjustment for impairment
losses realized in net income	—	—	—	—
Income tax (expense)	—	(86)	—	(222)
Other comprehensive income on available
for sale securities with other than temporary
impairment	—	139	—	361
Unrealized gains (losses) on securities without
other than temporary impairment:
Unrealized holding gains arising during
the period	1,765	88	1,205	7,473
Less: reclassification adjustment for net gains
realized in net income	—	(210)	(47)	(716)
Less: reclassification adjustment for amortization
of net unrealized gains on securities transferred
from available for sale to held to maturity,
realized in interest income	(10)	(3)	(29)	(3)
Income tax benefit (expense)	(667)	48	(429)	(2,566)
Other comprehensive income (loss) on
available for sale securities without other
than temporary impairment	1,088	(77)	700	4,188
Unrealized gains (losses) on derivatives arising
during the period	(735)	387	(1,470)	(2,386)
Less: reclassification adjustment for net loss on
derivatives realized in net income	—	73	74	73
Less: reclassification adjustment for amortization
of derivative termination costs	28	—	44	—
Income tax benefit (expense)	269	(175)	514	879
Other comprehensive income (loss) on
derivatives	(438)	285	(838)	(1,434)
Total other comprehensive income (loss)	650	347	(138)	3,115
Comprehensive income	$6,076	$5,410	$15,663	$17,317

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	14,202	—	14,202
Other comprehensive income, net of tax	—	—	—	—	—	3,115	3,115
Cash dividends declared, $0.35 per common share	—	—	—	—	(5,600)	—	(5,600)
Stock-based compensation costs	—	—	—	456	—	—	456
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	42,530	—	(189)	—	—	(189)
Excess tax benefits from vesting of restricted stock units	—	—	—	116	—	—	116
Balance, September 30, 2014	$—	16,018,734	$3,000	$18,794	$114,354	$(423)	$135,725

Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	15,801	—	15,801
Other comprehensive (loss), net of tax	—	—	—	—	—	(138)	(138)
Cash dividends declared, $0.46 per common share	—	—	—	—	(7,382)	—	(7,382)
Stock-based compensation costs	—	—	—	831	—	—	831
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	45,701	—	(225)	—	—	(225)
Excess tax benefits from vesting of restricted stock units	—	—	—	155	—	—	155
Balance, September 30, 2015	$—	16,064,435	$3,000	$19,732	$126,369	$116	$149,217

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$15,801	$14,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	250
Net amortization and accretion	2,718	2,843
(Gain) loss on disposition of premises and equipment	4	(1)
Investment securities gains, net	(47)	(716)
Stock-based compensation	831	456
Gain on sale of loans held for sale	(14)	(954)
Proceeds from sales of loans held for sale	840	49,250
Originations of loans held for sale	—	(46,409)
Gain on sales of other real estate owned	—	(21)
Write-down of other real estate owned	—	346
Increase in cash value of bank-owned life insurance	(550)	(534)
Depreciation	700	623
Deferred income taxes	(295)	(84)
Excess tax benefits from vesting of restricted stock units	(155)	(116)
Change in assets and liabilities:
Increase in accrued interest receivable	(616)	(542)
Decrease in other assets	2,902	1,687
Increase (decrease) in accrued expenses and other liabilities	(95)	1,070
Net cash provided by operating activities	22,424	21,350
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	16,946	36,582
Proceeds from maturities and calls of securities available for sale	36,899	43,478
Purchases of securities available for sale	(106,971)	(67,770)
Purchases of Federal Home Loan Bank stock	(15,827)	(12,448)
Proceeds from redemption of Federal Home Loan Bank stock	16,692	10,335
Net increase in loans	(55,340)	(92,438)
Proceeds from sales of other real estate owned	—	1,363
Proceeds from sales of premises and equipment	—	13
Purchases of premises and equipment	(1,831)	(3,757)
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from settlement of other assets	3,593	—
Net cash (used in) investing activities	(105,839)	(89,642)
Cash Flows from Financing Activities:
Net increase in deposits	116,674	41,420
Net decrease in federal funds purchased	(315)	(12,752)
Net increase (decrease) in short-term borrowings	(7,000)	40,000
Principal payments on long-term debt	(2,946)	(2,444)
Interest rate swap termination costs paid	(541)	—
Common stock dividends paid	(7,382)	(5,600)
Restricted stock units withheld for payroll taxes	(225)	(189)
Excess tax benefits from vesting of restricted stock units	155	116
Net cash provided by financing activities	98,420	60,551
Net increase (decrease) in cash and cash equivalents	15,005	(7,741)
Cash and Cash Equivalents:
Beginning	39,781	42,425
Ending	$54,786	$34,684

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,493	$4,628
Income taxes	4,110	3,650
Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	—	394
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 2015 and December 31, 2014, net income and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update is effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,426	$5,063	$15,801	$14,202

Weighted average common shares outstanding	16,062	16,016	16,045	15,999
Weighted average effect of restricted stock units
outstanding	38	24	47	39
Diluted weighted average common shares outstanding	16,100	16,040	16,092	16,038

Basic earnings per common share	$0.34	$0.32	$0.98	$0.89
Diluted earnings per common share	$0.34	$0.32	$0.98	$0.89

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,558	$171	$—	$2,729
State and political subdivisions	61,610	1,080	(150)	62,540
Collateralized mortgage obligations (1)	141,789	942	(525)	142,206
Mortgage-backed securities (1)	106,391	757	(199)	106,949
Trust preferred security	1,770	—	(734)	1,036
Corporate notes and equity securities	10,146	42	(31)	10,157
	$324,264	$2,992	$(1,639)	$325,617

Securities held to maturity:
State and political subdivisions	$51,280	$276	$(296)	$51,260

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,626	$204	$(10)	$12,820
State and political subdivisions	51,234	1,286	(161)	52,359
Collateralized mortgage obligations (1)	126,430	856	(1,416)	125,870
Mortgage-backed securities (1)	65,813	624	(284)	66,153
Trust preferred security	1,763	—	(845)	918
Corporate notes and equity securities	14,729	66	(125)	14,670
	$272,595	$3,036	$(2,841)	$272,790

Securities held to maturity:
State and political subdivisions	$51,343	$344	$(186)	$51,501

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $79,525 and $4,805 as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation. The increase in the amount of pledged investment securities at September 30, 2015 compared to December 31, 2014 was primarily due to an increase in public fund deposits.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary. Equity securities have no maturity date.

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$1,007	$1,025
Due after one year through five years	19,002	19,424
Due after five years through ten years	23,138	23,521
Due after ten years	31,453	31,025
	74,600	74,995
Collateralized mortgage obligations and mortgage-backed securities	248,180	249,155
Equity securities	1,484	1,467
	$324,264	$325,617
The amortized cost and fair value of investment securities held to maturity as of September 30, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	September 30, 2015
	Amortized Cost	Fair Value
Due after one year through five years	$277	$273
Due after five years through ten years	14,393	14,414
Due after ten years	36,610	36,573
	$51,280	$51,260
The details of the sales of investment securities for the three and nine months ended September 30, 2015 and 2014 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$—	$7,344	$16,946	$36,582
Gross gains on sales	—	334	54	1,050
Gross losses on sales	—	124	7	334

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	11,928	(101)	2,026	(49)	13,954	(150)
Collateralized mortgage obligations	20,423	(35)	40,157	(490)	60,580	(525)
Mortgage-backed securities	60,434	(155)	7,533	(44)	67,967	(199)
Trust preferred security	—	—	1,036	(734)	1,036	(734)
Corporate notes and equity securities	4,040	(20)	481	(11)	4,521	(31)
	$96,825	$(311)	$51,233	$(1,328)	$148,058	$(1,639)

Securities held to maturity:
State and political subdivisions	$12,420	$(145)	$6,063	$(151)	$18,483	$(296)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$10,039	$(10)	$—	$—	$10,039	$(10)
State and political subdivisions	6,614	(90)	5,887	(71)	12,501	(161)
Collateralized mortgage obligations	17,283	(87)	53,318	(1,329)	70,601	(1,416)
Mortgage-backed securities	15,184	(101)	17,126	(183)	32,310	(284)
Trust preferred security	—	—	918	(845)	918	(845)
Corporate notes and equity securities	4,581	(23)	2,881	(102)	7,462	(125)
	$53,701	$(311)	$80,130	$(2,530)	$133,831	$(2,841)

Securities held to maturity:
State and political subdivisions	$13,048	$(186)	$—	$—	$13,048	$(186)
As of September 30, 2015, the available for sale and held to maturity securities with unrealized losses that have existed for longer than one year included 18 state and political subdivision securities, 11 collateralized mortgage obligation securities, two mortgage-backed securities, one trust preferred security and one equity security.

The Company believes the unrealized losses on investments available for sale and held to maturity as of September 30, 2015, were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of September 30, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Commercial	$347,598	$316,908
Real estate:
Construction, land and land development	168,831	154,490
1-4 family residential first mortgages	51,156	53,497
Home equity	22,147	24,500
Commercial	643,588	625,938
Consumer and other loans	7,628	9,318
	1,240,948	1,184,651
Net unamortized fees and costs	(910)	(606)
	$1,240,038	$1,184,045
Real estate loans of approximately $590,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2015 and December 31, 2014.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The table below presents the TDR loans by segment as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Troubled debt restructured loans(1):
Commercial	$107	$—
Real estate:
Construction, land and land development	158	376
1-4 family residential first mortgages	92	86
Home equity	—	—
Commercial	473	557
Consumer and other loans	—	—
Total troubled debt restructured loans	$830	$1,019

(1)	There were three TDR loans as of September 30, 2015 and two TDR loans as of December 31, 2014, with balances of $652 and $643, respectively, categorized as nonaccrual.

There were no loan modifications considered to be TDR that occurred during the three months ended September 30, 2015, and two loan modifications considered to be TDR that occurred during the nine months ended September 30, 2015 with a pre- and post-modification recorded investment totaling $130. There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2014.

One TDR loan that was modified within the twelve months preceding September 30, 2015, with a recorded investment of $107, has subsequently had a payment default. No TDR loans that were modified within the twelve months preceding September 30, 2014 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$164	$310	$—
Real Estate:
Construction, land and land development	158	760	—	376	978	—
1-4 family residential first mortgages	371	371	—	257	257	—
Home equity	—	—	—	—	—	—
Commercial	510	510	—	557	557	—
Consumer and other loans	4	4	—	—	—	—
	1,043	1,645	—	1,354	2,102	—
With an allowance recorded:
Commercial	147	147	147	292	292	150
Real Estate:
Construction, land and land development	—	—	—	825	825	200
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	274	274	274	229	229	229
Commercial	160	160	160	172	172	172
Consumer and other loans	—	—	—	—	—	—
	581	581	581	1,518	1,518	751
Total:
Commercial	147	147	147	456	602	150
Real Estate:
Construction, land and land development	158	760	—	1,201	1,803	200
1-4 family residential first mortgages	371	371	—	257	257	—
Home equity	274	274	274	229	229	229
Commercial	670	670	160	729	729	172
Consumer and other loans	4	4	—	—	—	—
	$1,624	$2,226	$581	$2,872	$3,620	$751

The balance of impaired loans at September 30, 2015 and December 31, 2014 was composed of 13 and 11 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$132	$—	$165	$—	$151	$—	$303	$—
Real estate:
Construction, land and
land development	255	3	394	3	319	10	403	11
1-4 family residential first
mortgages	316	—	302	—	295	—	378	7
Home equity	—	—	22	—	—	—	9	—
Commercial	1,565	—	663	—	1,088	—	708	3
Consumer and other loans	3	—	—	—	3	—	—	—
	2,271	3	1,546	3	1,856	10	1,801	21
With an allowance recorded:
Commercial	146	—	573	2	222	2	566	7
Real estate:
Construction, land and
land development	—	—	1,150	13	247	6	1,562	54
1-4 family residential first
mortgages	—	—	—	—	—	—	187	—
Home equity	231	—	236	—	227	—	94	—
Commercial	161	—	44	—	166	—	18	—
Consumer and other loans	—	—	—	—	—	—	—	—
	538	—	2,003	15	862	8	2,427	61
Total:
Commercial	278	—	738	2	373	2	869	7
Real estate:
Construction, land and
land development	255	3	1,544	16	566	16	1,965	65
1-4 family residential first
mortgages	316	—	302	—	295	—	565	7
Home equity	231	—	258	—	227	—	103	—
Commercial	1,726	—	707	—	1,254	—	726	3
Consumer and other loans	3	—	—	—	3	—	—	—
	$2,809	$3	$3,549	$18	$2,718	$18	$4,228	$82

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$50	$—	$—	$50	$347,401	$147	$347,598
Real estate:
Construction, land and
land development	—	—	—	—	168,831	—	168,831
1-4 family residential
first mortgages	339	—	—	339	50,466	351	51,156
Home equity	—	—	—	—	21,873	274	22,147
Commercial	—	—	—	—	642,918	670	643,588
Consumer and other	—	—	—	—	7,624	4	7,628
Total	$389	$—	$—	$389	$1,239,113	$1,446	$1,240,948

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$34	$—	$—	$34	$316,528	$346	$316,908
Real estate:
Construction, land and
land development	—	—	—	—	154,490	—	154,490
1-4 family residential
first mortgages	—	—	—	—	53,240	257	53,497
Home equity	14	—	—	14	24,257	229	24,500
Commercial	1,500	—	—	1,500	623,709	729	625,938
Consumer and other	—	—	—	—	9,318	—	9,318
Total	$1,548	$—	$—	$1,548	$1,181,542	$1,561	$1,184,651

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$341,815	$5,386	$397	$—	$347,598
Real estate:
Construction, land and land development	166,783	852	1,196	—	168,831
1-4 family residential first mortgages	50,136	522	498	—	51,156
Home equity	21,793	68	286	—	22,147
Commercial	616,901	25,199	1,488	—	643,588
Consumer and other	7,609	—	19	—	7,628
Total	$1,205,037	$32,027	$3,884	$—	$1,240,948

	December 31, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$309,704	$6,268	$936	$—	$316,908
Real estate:
Construction, land and land development	151,258	993	2,239	—	154,490
1-4 family residential first mortgages	52,574	536	387	—	53,497
Home equity	23,958	218	324	—	24,500
Commercial	614,974	7,467	3,497	—	625,938
Consumer and other	9,318	—	—	—	9,318
Total	$1,161,786	$15,482	$7,383	$—	$1,184,651
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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,736	$1,700	$445	$474	$6,982	$27	$14,364
Charge-offs	(152)	—	—	—	—	(2)	(154)
Recoveries	201	—	2	43	3	1	250
Provision (1)	(327)	189	(30)	(16)	388	(4)	200
Ending balance	$4,458	$1,889	$417	$501	$7,373	$22	$14,660

	Three Months Ended September 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,898	$2,540	$553	$563	$5,609	$50	$13,213
Charge-offs	—	—	(10)	(60)	—	—	(70)
Recoveries	35	—	2	56	7	2	102
Provision (1)	347	(189)	66	(18)	(107)	1	100
Ending balance	$4,280	$2,351	$611	$541	$5,509	$53	$13,345

	Nine Months Ended September 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(208)	—	(15)	—	—	(2)	(225)
Recoveries	528	250	4	78	9	9	878
Provision (1)	(277)	(512)	(38)	(111)	1,351	(13)	400
Ending balance	$4,458	$1,889	$417	$501	$7,373	$22	$14,660

	Nine Months Ended September 30, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(577)	—	(73)	(123)	(112)	—	(885)
Recoveries	87	8	4	80	7	3	189
Provision (1)	571	(689)	67	181	129	(9)	250
Ending balance	$4,280	$2,351	$611	$541	$5,509	$53	$13,345

(1)
The negative provisions for the various segments are related to either the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$147	$—	$—	$274	$160	$—	$581
Collectively evaluated for impairment	4,311	1,889	417	227	7,213	22	14,079
Total	$4,458	$1,889	$417	$501	$7,373	$22	$14,660

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$150	$200	$—	$229	$172	$—	$751
Collectively evaluated for impairment	4,265	1,951	466	305	5,841	28	12,856
Total	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$147	$158	$371	$274	$670	$4	$1,624
Collectively evaluated for impairment	347,451	168,673	50,785	21,873	642,918	7,624	1,239,324
Total	$347,598	$168,831	$51,156	$22,147	$643,588	$7,628	$1,240,948

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$456	$1,201	$257	$229	$729	$—	$2,872
Collectively evaluated for impairment	316,452	153,289	53,240	24,271	625,209	9,318	1,181,779
Total	$316,908	$154,490	$53,497	$24,500	$625,938	$9,318	$1,184,651

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

The Company has variable rate FHLB advances, which create exposure to variability in interest payments due to changes in interest rates. In December 2012, to manage the interest rate risk related to the variability of interest payments, the Company entered into three forward-starting interest rate swap transactions, with a total notional amount of $80,000. The interest rate swaps effectively convert $80,000 of variable rate FHLB advances to fixed rate debt as of the forward-starting dates. The three swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying FHLB advances with quarterly interest rate reset dates. One interest rate swap, with a notional amount of $25,000(1), became effective in December 2014 and was subsequently terminated in March 2015, subject to a termination fee of $158. A second interest rate swap, with a notional amount of $25,000(2), was terminated in June 2015, prior to its effective date and subject to a termination fee of $383. The third interest rate swap, with a notional amount of $30,000(3), will become effective in December 2015. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through December 2019 and June 2020, respectively.

In June 2013, the Company entered into a forward-starting interest rate swap transaction with a total notional amount of $20,000(4), to effectively convert its $20,000 variable rate junior subordinated notes to fixed rate debt as of the forward-starting date of the swap transaction. The effective date of this swap was June 30, 2014, and it was terminated in September 2014, when the fair value was $0.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the remaining swap is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 9 for additional fair value information and disclosures. The amount included in accumulated other comprehensive income for the remaining hedge will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the nine months ended September 30, 2015 or 2014, and the Company estimates there will be approximately $542 of cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense through September 30, 2016. The Company will continue to assess the effectiveness of the remaining hedge on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of September 30, 2015, the Company pledged to the counterparty $990 of required collateral in the form of cash on deposit with a third party.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The tables below identify the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2015 and December 31, 2014.

September 30, 2015	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(3)	$30,000	$1,116	Other Liabilities	0.66%	2.52%	9/21/2020

December 31, 2014	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
Interest rate swap	(1)	$25,000	$97	Other Liabilities	0.54%	2.10%	12/23/2019
Interest rate swap	(2)	25,000	87	Other Liabilities	0.56%	2.34%	6/22/2020
Interest rate swap	(3)	30,000	77	Other Liabilities	0.56%	2.52%	9/21/2020
The following tables identify the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2015 and 2014.

		Nine Months Ended September 30, 2015
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
	Swap Number	Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(134)	Interest Expense	$(93)	Other Income	$—
Interest rate swap	(2)	(297)	Interest Expense	(25)	Other Income	—
Interest rate swap	(3)	(1,039)	Interest Expense	—	Other Income	—

		Nine Months Ended September 30, 2014
		Effective Portion			Ineffective Portion
		Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
		Pre-tax (Loss)
	Swap Number	Recognized in		Amount of		Amount of
		OCI	Category	Gain (Loss)	Category	Gain (Loss)
Interest rate swap	(1)	$(545)	Interest Expense	$—	Other Income	$—
Interest rate swap	(2)	(647)	Interest Expense	—	Other Income	—
Interest rate swap	(3)	(843)	Interest Expense	—	Other Income	—
Interest rate swap	(4)	(277)	Interest Expense	(73)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$5,571	$5,171
Intangibles	848	1,079
Other real estate owned	367	367
Accrued expenses	830	891
Restricted stock compensation	230	184
Net unrealized losses on interest rate swaps	613	99
State net operating loss carryforward	1,170	1,100
Capital loss carryforward	797	797
Other	44	46
	10,470	9,734
Deferred tax liabilities:
Net deferred loan fees and costs	341	334
Premises and equipment	436	565
Net unrealized gains on securities available for sale	684	255
Other	329	350
	1,790	1,504
Net deferred tax assets before valuation allowance	8,680	8,230
Valuation allowance	(1,967)	(1,897)
Net deferred tax assets	$6,713	$6,333
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
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 and 2014.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	361	4,634	(1,479)	3,516
Amounts reclassified from accumulated other
comprehensive income	—	(446)	45	(401)
Net current period other comprehensive income (loss)	361	4,188	(1,434)	3,115
Balance, September 30, 2014	$(1,078)	$(29)	$684	$(423)

Balance, December 31, 2014	$—	$416	$(162)	$254
Other comprehensive income (loss) before
reclassifications	—	747	(911)	(164)
Amounts reclassified from accumulated other
comprehensive income	—	(47)	73	26
Net current period other comprehensive income (loss)	—	700	(838)	(138)
Balance, September 30, 2015	$—	$1,116	$(1,000)	$116
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Commitments to extend credit	$526,573	$441,124
Standby letters of credit	5,803	14,595
	$532,376	$455,719
West Bank previously had executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At September 30, 2015, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $377.

Contractual commitments: The Company has remaining commitments to invest in four qualified affordable housing projects totaling $4,292 as of September 30, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

Contingencies: On September 29, 2010, West Bank was sued in a class action lawsuit that, as amended, asserts nonsufficient funds fees charged by West Bank to Iowa resident customers on debit card transactions are usurious under the Iowa Consumer Credit Code, rather than allowable fees, and that the sequence in which West Bank formerly posted debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs are seeking alternative remedies that include injunctive relief, damages (including treble damages), punitive damages, refund of fees and attorney fees. The case is currently being brought by Darla and Jason T. Legg, on behalf of themselves and all others similarly situated, in the Iowa District Court for Polk County, Iowa. West Bank believes it has substantial defenses and is vigorously defending the action. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of the plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. The Iowa Supreme Court heard oral arguments on October 13, 2015. The cases have now been submitted for decisions, and West Bank believes the opinions will be released during the first half of 2016. The amount of potential loss, if any, cannot be reasonably estimated now because of the unresolved legal issues and because, among other things, the multiple alternative claims involve different time periods, burdens of proof, defenses and potential remedies.
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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2015.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,729	$—	$2,729	$—
State and political subdivisions	62,540	—	62,540	—
Collateralized mortgage obligations	142,206	—	142,206	—
Mortgage-backed securities	106,949	—	106,949	—
Trust preferred security	1,036	—	1,036	—
Corporate notes and equity securities	10,157	9,857	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$1,116	$—	$1,116	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$12,820	$—	$12,820	$—
State and political subdivisions	52,359	—	52,359	—
Collateralized mortgage obligations	125,870	—	125,870	—
Mortgage-backed securities	66,153	—	66,153	—
Trust preferred security	918	—	918	—
Corporate notes and equity securities	14,670	14,370	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$261	$—	$261	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014. The activity in the table consists of one pooled trust preferred security, which was considered to have OTTI and was sold in December 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$—	$2,207	$—	$1,850
Transfer into level 3	—	—	—	—
Total gains:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	226	—	583
Sale of security	—	—	—	—
Principal payments	—	—	—	—
Ending balance	$—	$2,433	$—	$2,433
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$158	$—	$—	$158
Other real estate owned	2,235	—	—	2,235

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,266	$—	$—	$1,266
Other real estate owned	2,235	—	—	2,235
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$158	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,266	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)
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

Borrowings:  The carrying amounts of federal funds purchased, short-term borrowings, variable rate FHLB advances, and variable rate long-term borrowings approximate their fair values.  Fair values of subordinated notes, fixed rate FHLB advances and other long-term borrowings are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit:  The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2015 and December 31, 2014.

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$36,194	$36,194	$27,936	$27,936
Federal funds sold	Level 1	18,592	18,592	11,845	11,845
Investment securities available for sale	See previous table	325,617	325,617	272,790	272,790
Investment securities held to maturity	Level 2	51,280	51,260	51,343	51,501
Federal Home Loan Bank stock	Level 1	14,210	14,210	15,075	15,075
Loans, net(1)	Level 2	1,225,378	1,232,652	1,170,438	1,199,832
Accrued interest receivable	Level 1	5,041	5,041	4,425	4,425
Financial liabilities:
Deposits	Level 2	1,387,136	1,387,459	1,270,462	1,270,987
Federal funds purchased	Level 1	2,660	2,660	2,975	2,975
Short-term borrowings	Level 1	59,000	59,000	66,000	66,000
Subordinated notes	Level 2	20,619	11,909	20,619	13,330
Federal Home Loan Bank advances, net	Level 2	98,008	98,639	96,888	96,312
Long-term debt	Level 2	9,730	9,641	12,676	12,571
Accrued interest payable	Level 1	389	389	419	419
Interest rate swaps	Level 2	1,116	1,116	261	261
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $158 and $1,266 as of September 30, 2015 and December 31, 2014, respectively, which are Level 3.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local and national economic conditions; changes in regulatory requirements, limitations and costs; changes in customers' acceptance of the Company's products and services; cyber-attacks; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which owns an interest in SmartyPig, LLC). West Bank's 99.99 percent owned subsidiary ICD IV, LLC, a community development entity, was liquidated during the third quarter of 2014 when the underlying loan matured. Results of operations for the three and nine months ended September 30, 2015 are compared to the results for the same periods in 2014, and the consolidated financial condition of the Company as of September 30, 2015 is compared to balances as of December 31, 2014. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended September 30, 2015 was $5,426, or $0.34 per diluted common share, compared to $5,063, or $0.32 per diluted common share, for the three months ended September 30, 2014. The Company's annualized return on average assets (ROA) and return on average equity (ROE) for the three months ended September 30, 2015 were 1.28 and 14.63 percent, respectively, compared to 1.32 and 15.00 percent, respectively, for the three months ended September 30, 2014.

The increase in net income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $1,417 increase in net interest income. The 11.5 percent increase in net interest income over the same three months of 2014 was primarily the result of loan growth. The increase in net interest income was partially offset by an increase of $100 in the provision for loan losses, a $412 reduction in revenue from residential mortgage banking, a reduction of $210 in investment securities gains, and a $163 increase in noninterest expense. As previously disclosed, the Company changed its process for providing first mortgage loans to its customers at the end of 2014. Starting in January 2015, residential mortgage underwriting and processing were outsourced, and funding for residential mortgages is provided by a third party. The Company now receives a fee from that third party for each residential mortgage loan initiated and closed by our retail staff. The reduction in this source of revenue had a correlating reduction in associated operating costs.

Net income for the nine months ended September 30, 2015 was $15,801, or $0.98 per diluted common share, compared to $14,202, or $0.89 per diluted common share, for the nine months ended September 30, 2014. The Company's annualized ROA and ROE for the nine months ended September 30, 2015 were 1.28 and 14.62 percent, respectively, compared to 1.27 and 14.61 percent, respectively, for the nine months ended September 30, 2014.

The improvement in net income for first nine months of 2015 compared to the same period in 2014 was primarily due to a $3,810, or 10.5 percent, increase in net interest income for the same reason mentioned above. Partially offsetting this increase for the first nine months of 2015 compared to the same period in 2104, the provision for loan losses increased $150, and noninterest income declined $1,776, mainly due to lower residential mortgage banking revenue and lower net gains on sales of investment securities. Noninterest expense declined $314 for the first nine months of 2015 compared to the first nine months of 2014 primarily due to the combination of the change in residential mortgage banking operations and lower costs associated with holding other real estate owned.

Total loans outstanding increased $55,993 during the first nine months of the year compared to December 31, 2014. Management believes loan growth will continue to be strong in the fourth quarter of 2015, but may be somewhat mitigated by expected payoffs. Credit quality remained strong as evidenced by the Company's Texas ratio, which was 2.35 percent as of September 30, 2015 compared to 2.71 percent as of December 31, 2014. As of September 30, 2015, the allowance for loan losses was 1.18 percent of loans outstanding compared to 1.15 percent as of December 31, 2014.

The Company was recently named as a "Sm-All Star" for the fourth year in a row by the investment banking firm Sandler O'Neill + Partners, L.P. The list is composed of top-performing, publicly traded, small-cap banks and thrifts in the United States. For purposes of the analysis, small-cap companies were those with a market value between $25 million and $2.5 billion. Out of 435 comparable companies, only 34 were named as 2015 Sm-All Stars. The Company is the only bank or thrift on the list in 2015 to receive the honor for the fourth consecutive year and is the only Iowa or Minnesota bank to be recognized. The criteria used to determine the 2015 Sm-All Stars concentrated on growth, profitability, credit quality and capital strength. Additional criteria included having a net charge-off ratio over the prior 12 months of less than 0.25 percent and a tangible common equity ratio above 7.00 percent as of June 30, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's four key performance metrics are compared to our identified peer group of 16 companies throughout the year. The group of 16 publicly traded peer financial institutions against which we compared our performance each quarter consists of BankFinancial Corporation, Baylake Corp., Farmers Capital Bank Corporation, First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Peoples Bancorp, Pulaski Financial Corp., QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. When contrasted with the peer group's metrics through June 30, 2015, the Company's metrics for the nine months ended September 30, 2015 were better than those of each company in the peer group as of June 30, 2015 (latest data available) as shown in the table below.

	West Bancorporation, Inc.	Peer Group Range
	Nine months ended September 30, 2015	Six months ended June 30, 2015
Return on average assets	1.28%	0.28% - 1.26%
Return on average equity	14.62%	2.17% - 12.49%
Efficiency ratio*	47.12%	53.49% - 78.29%
Texas ratio*	2.35%	2.97% - 33.63%
* A lower ratio is more desirable.

The Company's previously disclosed plan to build a permanent office in Rochester, Minnesota moved forward with a formal ground breaking on October 5, 2015. The new facility is expected to open in the third quarter of 2016, and we believe it will enhance our ability to expand our customer base in that market.

The Board of Directors declared a quarterly dividend of $0.16 per common share at its meeting on October 28, 2015. The dividend is payable on November 25, 2015, to stockholders of record as of November 11, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2015 compared with the same periods in 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	Change %	2015	2014	Change	Change %
Net income	$5,426	$5,063	$363	7.17%	$15,801	$14,202	$1,599	11.26%
Average assets	1,678,005	1,517,145	160,860	10.60%	1,652,232	1,493,024	159,208	10.66%
Average stockholders' equity	147,120	133,896	13,224	9.88%	144,540	129,958	14,582	11.22%

Return on average assets	1.28%	1.32%	(0.04)%		1.28%	1.27%	0.01%
Return on average equity	14.63%	15.00%	(0.37)%		14.62%	14.61%	0.01%
Net interest margin	3.59%	3.56%	0.03%		3.59%	3.58%	0.01%
Efficiency ratio*	46.30%	48.39%	(2.09)%		47.12%	50.16%	(3.04)%
Dividend payout ratio	47.36%	37.96%	9.40%		46.72%	39.43%	7.29%
Average equity to average
assets ratio	8.77%	8.83%	(0.06)%		8.75%	8.70%	0.05%

					As of September 30,
					2015	2014	Change
Texas ratio*					2.35%	6.21%	(3.86)%
Equity to assets ratio					8.61%	8.91%	(0.30)%
Tangible common equity ratio					8.61%	8.91%	(0.30)%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2015	2014	Change	Change- %	2015	2014	Change	Change- %	2015	2014	Change
Interest-earning assets:
Loans:
Commercial	$337,915	$273,249	$64,666	23.67%	$3,564	$2,897	$667	23.02%	4.18%	4.21%	(0.03)%
Real estate	877,732	784,995	92,737	11.81%	9,921	9,134	787	8.62%	4.48%	4.62%	(0.14)%
Consumer and other	8,052	10,408	(2,356)	(22.64)%	84	101	(17)	(16.83)%	4.12%	3.85%	0.27%
Total loans	1,223,699	1,068,652	155,047	14.51%	13,569	12,132	1,437	11.84%	4.40%	4.50%	(0.10)%

Investment securities:
Taxable	211,297	249,488	(38,191)	(15.31)%	1,017	1,191	(174)	(14.61)%	1.93%	1.91%	0.02%
Tax-exempt	107,408	95,183	12,225	12.84%	1,195	1,089	106	9.73%	4.45%	4.58%	(0.13)%
Total investment securities	318,705	344,671	(25,966)	(7.53)%	2,212	2,280	(68)	(2.98)%	2.78%	2.65%	0.13%

Federal funds sold	43,725	20,342	23,383	114.95%	28	13	15	115.38%	0.26%	0.25%	0.01%
Total interest-earning assets	$1,586,129	$1,433,665	$152,464	10.63%	15,809	14,425	1,384	9.59%	3.95%	3.99%	(0.04)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$815,195	$742,875	$72,320	9.74%	302	307	(5)	(1.63)%	0.15%	0.16%	(0.01)%
Time deposits	121,356	151,089	(29,733)	(19.68)%	198	285	(87)	(30.53)%	0.65%	0.75%	(0.10)%
Total deposits	936,551	893,964	42,587	4.76%	500	592	(92)	(15.54)%	0.21%	0.26%	(0.05)%
Other borrowed funds	139,302	139,980	(678)	(0.48)%	941	979	(38)	(3.88)%	2.68%	2.77%	(0.09)%
Total interest-bearing
liabilities	$1,075,853	$1,033,944	$41,909	4.05%	1,441	1,571	(130)	(8.27)%	0.53%	0.60%	(0.07)%

Tax-equivalent net interest income					$14,368	$12,854	$1,514	11.78%
Net interest spread									3.42%	3.39%	0.03%
Net interest margin									3.59%	3.56%	0.03%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2015	2014	Change	Change- %	2015	2014	Change	Change- %	2015	2014	Change
Interest-earning assets:
Loans:
Commercial	$327,185	$265,839	$61,346	23.08%	$10,232	$8,441	$1,791	21.22%	4.18%	4.25%	(0.07)%
Real estate	870,436	766,026	104,410	13.63%	29,181	26,717	2,464	9.22%	4.48%	4.66%	(0.18)%
Consumer and other	8,572	9,607	(1,035)	(10.77)%	252	291	(39)	(13.40)%	3.93%	4.05%	(0.12)%
Total loans	1,206,193	1,041,472	164,721	15.82%	39,665	35,449	4,216	11.89%	4.40%	4.55%	(0.15)%

Investment securities:
Taxable	219,597	255,356	(35,759)	(14.00)%	3,184	3,793	(609)	(16.06)%	1.93%	1.98%	(0.05)%
Tax-exempt	104,325	91,615	12,710	13.87%	3,495	3,163	332	10.50%	4.47%	4.60%	(0.13)%
Total investment securities	323,922	346,971	(23,049)	(6.64)%	6,679	6,956	(277)	(3.98)%	2.75%	2.67%	0.08%

Federal funds sold	31,190	22,152	9,038	40.80%	60	43	17	39.53%	0.26%	0.26%	—%
Total interest-earning assets	$1,561,305	$1,410,595	$150,710	10.68%	46,404	42,448	3,956	9.32%	3.97%	4.02%	(0.05)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$817,065	$730,780	$86,285	11.81%	953	904	49	5.42%	0.16%	0.17%	(0.01)%
Time deposits	132,766	153,644	(20,878)	(13.59)%	669	947	(278)	(29.36)%	0.67%	0.82%	(0.15)%
Total deposits	949,831	884,424	65,407	7.40%	1,622	1,851	(229)	(12.37)%	0.23%	0.28%	(0.05)%
Other borrowed funds	148,681	144,556	4,125	2.85%	2,842	2,803	39	1.39%	2.56%	2.59%	(0.03)%
Total interest-bearing
liabilities	$1,098,512	$1,028,980	$69,532	6.76%	4,464	4,654	(190)	(4.08)%	0.54%	0.60%	(0.06)%

Tax-equivalent net interest income					$41,940	$37,794	$4,146	10.97%
Net interest spread									3.43%	3.42%	0.01%
Net interest margin									3.59%	3.58%	0.01%
The Company's largest component of net income is net interest income. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period.

The net interest margin for the three months ended September 30, 2015 increased three basis points to 3.59 percent compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, the net interest margin increased one basis point to 3.59 percent compared to the same period in 2014. The persisting low interest rate environment continues to put pressure on the net interest margin. Management continually develops and applies strategies to maintain the net interest margin. Management believes the net interest margin will remain at approximately the same level throughout the remainder of 2015 if the level of outstanding loans remains at similar levels and the Federal Reserve maintains its current monetary policy. Tax-equivalent net interest income for the three and nine months ended September 30, 2015 increased $1,514 and $4,146, respectively, compared to the same time periods in 2014, primarily as the result of the increase in average outstanding loans.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Tax-equivalent interest income on loans increased $1,437 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and increased $4,216 for the nine months ended September 30, 2015 compared to the same period in 2014. The improvement during both time periods was due to significant increases in average loan volume, which exceeded the effects of the decline in rates. The overall yield declined 10 and 15 basis points, respectively, during the three and nine months ended September 30, 2015, compared to the same periods in 2014. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans.  The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was $25,966 lower during the three months ended September 30, 2015 than during the same period last year, while the yield on the portfolio improved 13 basis points compared to the same period in 2014. For the nine months ended September 30, 2015, the average balance of investment securities declined $23,049 compared to the same period of 2014, while the yield increased 8 basis points. The decline in average balances was primarily attributable to paydowns received on collateralized mortgage obligations and mortgage-backed securities. The Company also sold selected investment securities in the first nine months of both years to take advantage of available net gains and was able to reinvest the proceeds in higher yielding securities. Towards the end of the third quarter of 2015, the Company utilized deposit growth to purchase $91,316 of investment securities available for sale, which should contribute to higher levels of net interest income in future quarters.

The average rate paid on deposits for the three and nine months ended September 30, 2015 declined five basis points compared to the three and nine months ended September 30, 2014.  The decline in rates was primarily due to maturing time deposits that had higher rates than are currently offered. The average balance of time deposits continues to decline as fewer customers are willing to lock in low rates in this extended period of historically low interest rates. Average interest-bearing demand, savings and money market deposits increased primarily due to an increase in average money market accounts, with a large portion deposited by a significant related party depositor.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluations, the provision for loan losses for the three months ended September 30, 2015 and 2014 was $200 and $100, respectively. For the nine months ended September 30, 2015 and 2014, the provision for loan losses was $400 and $250, respectively.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for loan losses.  Such agencies may require West Bank to recognize additional losses based on such agencies' review of information available to them at the time of their examinations.

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Balance at beginning of period	$14,364	$13,213	$1,151	$13,607	$13,791	$(184)
Charge-offs	(154)	(70)	(84)	(225)	(885)	660
Recoveries	250	102	148	878	189	689
Net (charge-offs) recoveries	96	32	64	653	(696)	1,349
Provision for loan losses charged to operations	200	100	100	400	250	150
Balance at end of period	$14,660	$13,345	$1,315	$14,660	$13,345	$1,315

Average loans outstanding, excluding loans
held for sale	$1,223,699	$1,067,023		$1,206,160	$1,039,704

Ratio of annualized net charge-off (recoveries)
during the period to average loans outstanding	(0.03)%	(0.01)%		(0.07)%	0.09%

Ratio of allowance for loan losses to
average loans outstanding	1.20%	1.25%		1.22%	1.28%
In general, the economy has shown signs of improvement, but the economic indicators remain mixed. The U.S. unemployment rate declined to 5.1 percent as of September 30, 2015, but part of that improvement was due to people dropping out of the workforce. Jobs growth in September 2015 totaled approximately 142,000, which was lower than in previous months. Personal income and spending are up. The housing market is mixed, with sales slowing but prices holding steady. The economic environments in Iowa and Minnesota continue to slowly improve. Based on the mixed economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same level used in 2014. In the first nine months of 2015, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. As the experience factors continued to decline, management decided to increase the factors for other considerations in the first and third quarters of 2015 for commercial and commercial real estate loans to maintain an adequate allowance for loan losses. This increased the portion of the allowance for loan losses related to loans collectively evaluated for impairment to 1.14 percent of loans collectively evaluated as of September 30, 2015 from 1.09 percent as of December 31, 2014. Management believes the resulting allowance for loan losses as of September 30, 2015 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended September 30,
Noninterest income:	2015	2014	Change	Change %
Service charges on deposit accounts	$663	$713	$(50)	(7.01)%
Debit card usage fees	463	443	20	4.51%
Trust services	302	363	(61)	(16.80)%
Revenue from residential mortgage banking	45	457	(412)	(90.15)%
Increase in cash value of bank-owned life insurance	183	198	(15)	(7.58)%
Realized investment securities gains, net	—	210	(210)	(100.00)%
Other income:
Loan fees	85	28	57	203.57%
Letter of credit fees	13	38	(25)	(65.79)%
All other income	181	172	9	5.23%
Total other income	279	238	41	17.23%
Total noninterest income	$1,935	$2,622	$(687)	(26.20)%

	Nine Months Ended September 30,
Noninterest income:	2015	2014	Change	Change %
Service charges on deposit accounts	$1,934	$2,106	$(172)	(8.17)%
Debit card usage fees	1,367	1,306	61	4.67%
Trust services	944	1,013	(69)	(6.81)%
Revenue from residential mortgage banking	132	1,059	(927)	(87.54)%
Increase in cash value of bank-owned life insurance	550	534	16	3.00%
Realized investment securities gains, net	47	716	(669)	(93.44)%
Other income:
Loan fees	122	84	38	45.24%
Letter of credit fees	61	88	(27)	(30.68)%
All other income	560	587	(27)	(4.60)%
Total other income	743	759	(16)	(2.11)%
Total noninterest income	$5,717	$7,493	$(1,776)	(23.70)%
The decline in service charges on deposit accounts for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was caused by lower instances of nonsufficient funds and lower fees from commercial accounts.

Revenue from residential mortgage banking declined $412 and $927, respectively, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. As discussed earlier, starting in January 2015, the Company changed its process for providing first mortgage loans to its customers, which has caused the reduction in revenue and also a reduction in operating costs. West Bank currently receives a fee from a third party for each loan initiated and closed by our retail staff.

Revenue from trust services was lower in both the three and nine months ended September 30, 2015 compared to the same time periods in 2014 due to lower asset values in the current market.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014, resulting in a higher level of increases in cash value of bank-owned life insurance for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Due to the historically low interest rate environment, crediting rates within the policies have declined slightly and caused this revenue to be lower in the three months ended September 30, 2015 than in the three months ended September 30, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company did not sell any investment securities during the third quarter of 2015, while net gains of $210 were recognized in the third quarter of 2014. The Company recognized net gains on sales of securities of $47 and $716 during the first nine months of 2015 and 2014, respectively. In both years, the sales were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds in investment securities with higher yields.

Loan fees were higher for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to the recognition of a previously deferred rate lock fee on one loan. A lower level of outstanding letters of credit caused the reduction in revenue from letter of credit fees for both the three and nine months ended September 30, 2015 compared to the same periods in 2014. Volumes of letters of credit fluctuate based upon the needs of our commercial customers.

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

	Three Months Ended September 30,
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$4,056	$3,961	$95	2.40%
Occupancy	1,031	1,072	(41)	(3.82)%
Data processing	595	546	49	8.97%
FDIC insurance expense	209	190	19	10.00%
Other real estate owned expense	—	3	(3)	(100.00)%
Professional fees	194	249	(55)	(22.09)%
Director fees	226	183	43	23.50%
Other expenses:
Marketing	55	46	9	19.57%
Business development	166	140	26	18.57%
Consulting fees	70	84	(14)	(16.67)%
Insurance expense	96	93	3	3.23%
Bank service charges and investment advisory fees	177	140	37	26.43%
Postage and courier	78	79	(1)	(1.27)%
Supplies	68	65	3	4.62%
Low income housing projects amortization	76	45	31	68.89%
All other	452	490	(38)	(7.76)%
Total other	1,238	1,182	56	4.74%
Total noninterest expense	$7,549	$7,386	$163	2.21%

	Nine Months Ended September 30,
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$12,051	$12,059	$(8)	(0.07)%
Occupancy	3,090	3,107	(17)	(0.55)%
Data processing	1,738	1,626	112	6.89%
FDIC insurance expense	620	561	59	10.52%
Other real estate owned expense	—	398	(398)	(100.00)%
Professional fees	575	734	(159)	(21.66)%
Director fees	642	525	117	22.29%
Other expenses:
Marketing	182	140	42	30.00%
Business development	534	545	(11)	(2.02)%
Consulting fees	191	196	(5)	(2.55)%
Insurance expense	265	291	(26)	(8.93)%
Bank service charges and investment advisory fees	520	384	136	35.42%
Postage and courier	244	248	(4)	(1.61)%
Supplies	220	196	24	12.24%
Low income housing projects amortization	198	136	62	45.59%
All other	1,368	1,606	(238)	(14.82)%
Total other	3,722	3,742	(20)	(0.53)%
Total noninterest expense	$22,438	$22,752	$(314)	(1.38)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits for the three and nine months ended September 30, 2015 had minimal net change from the same time periods in 2014. The staff reductions related to residential mortgage loan origination lowered salaries and employee benefits by approximately $308 and $882, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Offsetting these reductions were increases in stock-based compensation costs of $104 and $238, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, along with normal annual salary increases.

Data processing expense increased for the three and nine months ended September 30, 2015 compared to the same periods of 2014 because of the addition of mobile banking technology, the continued strengthening of security measures and an annual contractual increase in fees paid to our core processor that is based upon an inflation factor.

Federal Deposit Insurance Corporation (FDIC) insurance expense increased for the three and nine months ended September 30, 2015 compared to the same periods of 2014 due to growth in total assets. In June 2015, the FDIC issued a Notice of Proposed Rulemaking on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets). The refinements would become effective the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15 percent. The Company's analysis projects that the proposal would increase our annual cost of FDIC insurance by approximately $190 based on our current balance sheet size.

Other real estate owned expense declined $3 and $398, respectively, for the three and nine months ended September 30, 2015 compared to the same periods of 2014. The Company held only one parcel of land in other real estate owned throughout the first nine months of 2015 and incurred a negligible amount of real estate tax expense.

Professional fees declined for the three and nine months ended September 30, 2015 compared to the same time periods in 2014 due to lower legal fees. Director fees increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 as a result of increased stock-based compensation costs.

Marketing expenses increased for the three and nine months ended September 30, 2015 compared to the same time periods in 2014 due to additional advertising efforts.

Insurance expense declined for the nine months ended September 30, 2015 compared to the same time period in 2014 primarily due to a 2013 experience-based refund received from the Company's carrier in the first quarter of 2015.

The increase in bank service charges and investment advisory fees for the three and nine months ended September 30, 2015 compared to the same periods in 2014 resulted from the administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. This arrangement began in the second quarter of 2014. As of September 30, 2015, approximately $48,000 of these loans were outstanding. The Company plans to keep the balance of this portfolio around $50,000.

The increase in the cost of low income housing project amortization was related to the Company making commitments in 2014 to invest in additional projects.

Income Tax Expense

The Company recorded income tax expense of $2,466 (31.2 percent of pre-tax income) and $7,101 (31.0 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2015 compared with $2,362 (31.8 percent of pre-tax income) and $6,502 (31.4 percent of pre-tax income), respectively, for the three and nine months ended September 30, 2014.  The Company's consolidated income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, state income taxes and changes in the valuation allowance. The tax rate for both years was also impacted by year-to-date federal low income housing tax credits of approximately $225 and $120, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $1,733,167 as of September 30, 2015, an increase of 7.26 percent compared to total assets as of December 31, 2014. The most significant changes in the balance sheet were increases in deposits, investment securities and loans.  A summary of changes in the components of the balance sheet is described below.

Investment Securities

The balance of investment securities available for sale increased by $52,827 during the nine months ended September 30, 2015. The Company purchased $106,971 of investment securities available for sale during the nine months ended September 30, 2015, with $91,316 of those purchases occurring in the third quarter of 2015. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations, and were offset in part by principal paydowns. The purchases were made to productively utilize deposit growth.

As of September 30, 2015, approximately 77 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, management believes both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $55,993 from $1,184,045 as of December 31, 2014 to $1,240,038 as of September 30, 2015. Growth in the loan portfolio during the first nine months of 2015 was primarily in the commercial and commercial real estate segments. The Company continues to focus on business development efforts in all of its markets. Management believes loan growth will continue to be strong in all three of our markets, but may be somewhat mitigated by expected payoffs. Management expects payoffs of certain construction loans upon completion of the construction projects, and of certain commercial real estate loans with the mortgaged properties currently for sale.

Credit quality of the Company's loan portfolio remains strong as nonperforming loans remained at less than a quarter percent of total loans outstanding as of September 30, 2015, as shown in the table below. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 2.35 percent as of September 30, 2015, compared to 2.71 percent as of December 31, 2014. The ratio for both dates was significantly better than the June 30, 2015 peer group average, which was approximately 11.83 percent, according to data in the June 2015 Bank Holding Company Performance Report, which is prepared by the Division of Supervision and Regulation of the Board of Governors of the Federal Reserve System.

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	September 30, 2015	December 31, 2014	Change
Nonaccrual loans	$1,446	$1,561	$(115)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	178	376	(198)
Total nonperforming loans	1,624	1,937	(313)
Other real estate owned	2,235	2,235	—
Total nonperforming assets	$3,859	$4,172	$(313)

Nonperforming loans to total loans	0.13%	0.16%	(0.03)%
Nonperforming assets to total assets	0.22%	0.26%	(0.04)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were three TDR loans as of September 30, 2015 and two TDR loans as of December 31, 2014, with balances of $652 and $643, respectively, categorized as nonaccrual.

For additional information, refer to the “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Other Assets

Other assets declined $7,183 from $13,553 as of December 31, 2014 to $6,370 as of September 30, 2015. A receivable of $3,953, related to the sale of an investment security in December 2014, was collected during 2015, and income taxes receivable declined by $2,375.

Deposits

Deposits increased $116,674 during the first nine months of 2015, or 9.18 percent, compared to December 31, 2014.  Approximately $45,000 of the increase was due to an increase in deposits from a significant related party depositor. As of September 30, 2015, this significant related party depositor maintained total deposit balances with West Bank of approximately $175,000.

Savings deposits, which include money market and insured cash sweep money market accounts, increased $51,498 from December 31, 2014 to September 30, 2015. Interest-bearing demand accounts declined $472, and noninterest-bearing demand accounts increased $84,559, from December 31, 2014 to September 30, 2015. These are considered normal fluctuations, as corporate customers' liquidity needs vary at any given time.

Time deposits as of September 30, 2015 and December 31, 2014 included $46,041 and $52,114, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. Total time deposits declined $18,911 during the first nine months of 2015, as fewer customers were willing to lock in low rates for extended time periods in the current low interest rate environment.

Borrowings

Short-term borrowings declined to $59,000 as of September 30, 2015 from $66,000 as of December 31, 2014. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments. Long-term debt declined $2,946 during the first nine months of 2015, and included a $500 prepayment in addition to the scheduled payments.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $54,786 as of September 30, 2015 compared with $39,781 as of December 31, 2014.

As of September 30, 2015, West Bank had additional borrowing capacity available from the FHLB of approximately $136,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $22,424 and $21,350 to liquidity for the nine months ended September 30, 2015 and 2014, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2015.

The Company's total stockholders' equity increased to $149,217 at September 30, 2015 from $140,175 at December 31, 2014.  The increase was primarily the result of net income less dividends paid.

At September 30, 2015, the Company's tangible common equity as a percent of tangible assets was 8.61 percent compared to 8.68 percent as of December 31, 2014.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2015.
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$183,752	11.94%	$123,133	8.00%	N/A	N/A
West Bank	170,656	11.16%	122,288	8.00%	$152,860	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	169,092	10.99%	92,350	6.00%	N/A	N/A
West Bank	155,996	10.21%	91,716	6.00%	122,288	8.00%

Common Equity Tier I Capital (to
Risk-Weighted Assets)
Consolidated	149,092	9.69%	69,262	4.50%	N/A	N/A
West Bank	155,996	10.21%	68,787	4.50%	99,359	6.50%

Tier I Leverage
Consolidated	169,092	10.08%	67,090	4.00%	N/A	N/A
West Bank	155,996	9.36%	66,675	4.00%	83,344	5.00%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$173,448	12.81%	$108,281	8.00%	N/A	N/A
West Bank	163,253	12.19%	107,099	8.00%	$133,874	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	159,841	11.81%	54,140	4.00%	N/A	N/A
West Bank	149,646	11.18%	53,549	4.00%	80,324	6.00%

Tier I Leverage
Consolidated	159,841	10.17%	62,848	4.00%	N/A	N/A
West Bank	149,646	9.62%	62,203	4.00%	77,754	5.00%

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier I capital ratio, increased the minimum Tier I capital ratio requirements and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and West Bank made the election to retain the existing treatment, which excludes accumulated other comprehensive income from regulatory capital amounts. The final rules took effect for the Company and West Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2015, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income.  Management continually develops and implements strategies to mitigate this risk.  The analysis of the Company's interest rate risk as of December 31, 2014 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.  The Company has not experienced any material changes to its interest rate risk position since December 31, 2014.  Management does not believe that the Company's primary market risk exposure and management of that exposure in the first nine months of 2015 materially changed compared to those in the year ended December 31, 2014.

Item 4.  Controls and Procedures

a.  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed under the supervision, and with the participation, of the Company's Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.  Changes in internal controls over financial reporting.  There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information required by this item is set forth in Note 8 of the Notes to Consolidated Financial Statements included in Part I Item 1 of this report and is incorporated herein by reference.

Item 1A.  Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2015, there were no purchases of the Company's common shares under the existing stock repurchase plan, which was extended by the Board of Directors on April 22, 2015.  Under the stock repurchase plan, management is authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over a twelve month period.  The authorization does not require such purchases and is subject to certain restrictions.  Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions.  The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. The current authorization of the stock repurchase plan expires on April 22, 2016.

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

West Bancorporation, Inc.
(Registrant)

October 30, 2015	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 30, 2015	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 30, 2015	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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