Form 10-K
period 2015-12-31
WEST BANCORPORATION INC
filed 2016-03-03
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $310,083,685.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, March 1, 2016.

16,070,772 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 3, 2016, is incorporated by reference into Part III hereof to the extent indicated in such Part.

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

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Des Moines State Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa.  West Des Moines State Bank is now known as West Bank. West Bank is a business-focused community bank that was organized in 1893. The Company's primary activity during 2015 was the ownership of West Bank. The Company's and West Bank's only business is banking, and therefore, no segment information is presented in this report.

The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota, area.

The Company's vision is to achieve and sustain a position of industry envy and admiration. Our financial performance goal is to be in the top quartile of our benchmarking peer group, which in 2015 consisted of 16 Midwestern, publicly traded financial institutions. The fiscal year ended December 31, 2015 was a great year for the Company and West Bank as measured by the following four key metrics:

●	Return on average assets:	1.30%
●	Return on average equity:	14.88%
●	Efficiency ratio:	46.30%
●	Texas ratio:	0.87%
Based on peer group analysis using September 30, 2015 data, Company results and ratios through the third quarter of 2015 were better than those of each member of our defined peer group for each of the measures shown above. We currently believe our fiscal year 2015 results will remain in the top quartile once comparable peer results are available.

In early 2015, Raymond James & Associates, Inc. included West Bank on its Community Bankers Cup awards listing of the top 10 percent of community banks in the United States. The awards were based on profitability, operational efficiency and balance sheet metrics. The pool of 306 community banks considered for recognition were all publicly traded domestic banks with assets between $500 million and $10 billion as of December 31, 2014. The Company was ranked number four out of the 306 banks across America and was the only Iowa bank and one of very few from the Midwest.

The Company was named a "Sm-All Star" for the fourth year in a row by the investment banking firm Sandler O’Neill + Partners, L.P. This list is composed of top-performing, publicly traded, small-cap banks and thrifts in the United States. For purposes of this analysis, small-cap companies were those with a market value between $25 million and $2.5 billion. Out of 435 comparable banks across America, only 34 were named as 2015 Sm-All Stars. The Company was the only bank or thrift on the list in 2015 to receive the honor for the fourth consecutive year and was the only Iowa or Minnesota bank holding company to be recognized. The criteria used to determine the 2015 Sm-All Stars concentrated on growth, profitability, credit quality and capital strength. Additional criteria included having a net charge-off ratio over the prior 12 months of less than 0.25 percent and a tangible common equity ratio above 7.00 percent as of June 30, 2015.

The Company continued to grow in 2015, as loans outstanding at the end of 2015 totaled $1.25 billion compared to $1.18 billion at the end of 2014, an increase of 5.3 percent. Total deposits grew 13.4 percent during 2015 from the balances as of December 31, 2014. We believe the pipeline for new business is good as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships.

The Company's Rochester, Minnesota, office, which opened in March 2013, again experienced strong growth in 2015. After almost three years of operations, this location had approximately $87 million of loans outstanding as of December 31, 2015. It is expected that this office will continue to have a strong growth rate in 2016. In October 2015, the Company broke ground on a new permanent office in Rochester. The new facility is expected to open in the third quarter of 2016. Once completed, the lease for the current office space will be terminated. The Company believes that southeastern Minnesota is a desirable market and an economic bedrock due to the strength and projected growth of the Mayo Clinic.

The Company's new eastern Iowa main office, located at 401 10th Avenue in Coralville, opened on January 21, 2015. Our investment in this new facility signifies our belief in the strength of that market. As a result of the opening of our new office, we vacated our former office in Iowa City effective January 15, 2015.

One of the keys to our 2015 operating success was an improvement in net interest income as a result of an increase in the average volume of interest-earning assets and reductions in interest rates on deposits. Also contributing to our higher 2015 earnings was the continued improvement in credit quality. As of December 31, 2015, total nonperforming assets declined to $1.5 million, or 0.08 percent of total assets, compared to $4.2 million, or 0.26 percent of total assets, as of December 31, 2014. The lower level of nonperforming assets allowed for resources to be focused on business development rather than managing nonearning assets. In addition, the reduction in nonperforming assets, specifically the elimination of all other real estate owned, resulted in much lower expense related to other real estate owned. We also had one nonrecurring item in the fourth quarter of 2015. West Bank has had an ownership interest in SmartyPig, LLC for several years. On November 30, 2015, SmartyPig, LLC was sold. The Company recognized an after-tax gain of approximately $0.5 million.

The Company declared and paid common stock dividends totaling $0.62 per share in 2015 and declared a $0.16 dividend on January 27, 2016 payable on February 24, 2016 to stockholders of record on February 10, 2016. The Company expects to continue paying regular quarterly dividends in the future. The capital position of the Company was strong at December 31, 2015. The Company's tangible common equity ratio at December 31, 2015 was 8.71 percent.

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

West Bank's business strategy emphasizes strong business and personal relationships between West Bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank also emphasizes strong cost controls, while striving to achieve an above average return on equity and return on assets.  To accomplish these goals, West Bank focuses on small- to medium-sized businesses in the local markets that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to provide the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of which are subsidiaries of other bank holding companies, credit unions, mortgage companies and other financial service providers. According to the Federal Deposit Insurance Corporation's (FDIC) Summary of Deposits, as of June 30, 2015, there were 35 banks operating within Polk County, Iowa, where seven of West Bank's offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2015, there were 18 banks within Johnson County, Iowa, which includes Iowa City and Coralville.  Two West Bank offices were located in Johnson County as of June 30, 2015.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County, Iowa.  For the entire state of Iowa, West Bank ranked eighth in terms of deposit size as of June 30, 2015. West Bank also has one office located in Rochester, Minnesota.

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

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors.  West Bank seeks to capitalize on customers' desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank's officers, directors and employees.  In particular, West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, quality products and services, and proactive relationship management. West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours and other personalized services.

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

The Company and West Bank had approximately 174 full-time equivalent employees as of December 31, 2015.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the Iowa Superintendent), the Board of Governors of the Federal Reserve System (Federal Reserve), the FDIC and the Bureau of Consumer Financial Protection (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting banking organizations are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; reserve requirements; capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable laws or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and West Bank, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by some banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations.  These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as Tier 1 Capital, but we have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and West Bank changed on January 1, 2015 to add the requirements of Basel III discussed below. The minimum capital standards effective prior to and including December 31, 2014 were:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3 percent for the most highly rated banks, with a minimum requirement of at least 4 percent for all others, and

•
A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8 percent and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4 percent.

For these purposes, Tier 1 Capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and West Bank’s allowance for loan losses, subject to a limitation of 1.25 percent of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0 percent to 1,250 percent are applied.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5 percent of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6 percent of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8 percent of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4 percent in all circumstances.

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

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks and bank holding companies to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5 percent or more;

•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8 percent (6 percent under Basel I);

•	A minimum ratio of Total Capital to total risk-weighted assets of 10 percent (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5 percent or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2015: (i) West Bank was not subject to a directive from the FDIC to increase its capital, and (ii) West Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rates that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of West Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to West Bank and to commit resources to support West Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and West Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbank activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have not elected to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. Control is conclusively presumed to exist upon the acquisition of 25 percent or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10 percent and 24.99 percent ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of West Bank

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

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity.  This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35 percent reserve ratio target. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent. As a consequence, premiums will generally decrease once the 1.15 percent threshold is exceeded. In June 2015 and January 2016, the FDIC approved a Notice of Proposed Rulemaking on refinements to the deposit insurance assessment for small insured depository institutions (generally those institutions with less than $10 billion in total assets). Several of these provisions could increase West Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (FICO) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 of assessable deposits).

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets. During the year ended December 31, 2015, West Bank paid supervisory assessments to the Iowa Superintendent totaling approximately $111,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratios (LCR) in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. While stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The FDIC now recommends stress testing as a means to identify and quantify loan portfolio risk, and West Bank is conducting quarterly commercial real estate portfolio stress testing.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2015. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Superintendent may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

Insider Transactions. West Bank is subject to certain restrictions imposed by federal law on “covered transactions” between West Bank and its “affiliates.” The Company is an affiliate of West Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by West Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of covered transactions and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. West Bank is expected to have active Board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016 the first $15.2 million of otherwise reservable balances are exempt from reserves and have no reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3 percent of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3 percent up to $110.2 million plus 10 percent of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on West Bank’s loan portfolio as of December 31, 2015, it exceeded the 300 percent guideline for commercial real estate loans. Additional monitoring processes have been implemented to manage this increased risk.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like West Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s "ability to repay," while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. We do not currently expect the CFPB’s rules to have a significant impact on our operations, except for higher compliance costs.

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

We must effectively manage the credit risks of our loan portfolio.

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

West Bank’s loan portfolio includes a significant amount of commercial real estate loans, construction and land development loans, commercial lines of credit and commercial term loans. West Bank's typical commercial borrower is a small- or medium-sized, privately owned Iowa or Minnesota business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances, and repayment usually depends on the borrowers' successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus may require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2015. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

As of December 31, 2015, the fair value of our securities portfolio was approximately $372.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with U.S. Generally Accepted Accounting Principles (GAAP) and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, the Company may experience material loss.

We have identified two accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) determining the fair value and possible OTTI of investment securities, and (2) the allowance for loan losses. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of investment securities or the allowance for loan losses and, accordingly, net income.

From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements.  These changes are beyond our control, can be difficult to predict and could have a materially adverse impact on our financial condition and results of operations.

The FASB is currently finalizing amendments to proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. GAAP. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as the time value of money. The effective date of the proposed amendments to the current guidance on accounting for credit losses is yet to be determined. The final guidance may require the Company to maintain a larger allowance for loan losses in the future than existing guidance currently requires. Any additional provisions to increase the allowance will result in a decrease in net income and capital and may have an adverse impact on our financial condition and results of operations. Moreover, the current expected credit loss model likely would create more volatility in our level of allowance for loan losses and result in higher capital requirements. The full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

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

Although we believe West Bank's current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. Liquidity issues during the most recent financial crisis were severe for regional and community banks, as some of the larger financial institutions significantly curtailed their lending to regional and community banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. If this were to occur again, and additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.

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

We process large volumes of transactions on a daily basis in our branches and through our third-party processor and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by persons inside or outside West Bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

While we continually monitor and improve the system of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

Cybersecurity events could negatively affect our reputation, subject us to financial loss or result in litigation.

West Bank has access to large amounts of confidential financial information and controls substantial financial assets belonging to its customers. West Bank offers its customers continuous remote access to their accounts in several different ways and otherwise regularly transfers substantial financial assets by electronic means. Accordingly, cybersecurity is a material risk for West Bank.

West Bank depends on third-party data processing and the communication and exchange of information on a variety of platforms, networks, and over the internet. West Bank cannot be certain that all of its systems are entirely free from vulnerability to attack, despite safeguards that it has installed. West Bank does business with a number of third-party service providers and vendors with respect to West Bank's business, data and communications needs. If information security is breached, or if one of West Bank's employees or vendors breaches compliance procedures, information could be lost or misappropriated in manners resulting in financial loss to West Bank, damages to others or potential litigation. Cyber incidents such as computer break-ins, phishing, identity theft and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of any applicable insurance coverage, and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent, detect, react, and recover from these potential cyber incidents, there can be no assurance that these security measures will be successful.

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

West Bank and West Bancorporation’s operations rely on third-party service providers and vendors.

The Company utilizes a number of third-party service providers and vendors to provide products and services necessary to maintain our day-to-day operations. The Company is exposed to the risk that such vendors fail to perform under these arrangements. This could result in disruption of the Company’s business and have a material adverse impact on our results of operations and financial condition. There can be no assurance that the Company’s policies and procedures designed to monitor and mitigate vendor risks will be effective in preventing or limiting the effect of vendor nonperformance.

Employee, customer or third-party fraud could cause substantial losses.

West Bank's business involves financial assets. Financial assets are always potential targets for fraudulent activities. Employee, customer or third-party fraud could subject us to operational losses or regulatory sanctions, and could seriously harm our reputation. Misconduct by our employees, customers or third-parties could include unauthorized activities, improper or unauthorized activities on behalf of a customer, deceit or misappropriation. We maintain a system of internal controls and insurance coverage to mitigate operational risks; however, it is not always possible to prevent such misconduct. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds our insurance limits, fraud could have a material adverse effect on our business, results of operations or financial condition. Fraud does not even have to be aimed at West Bank to cause a loss. Losses are possible even where a customer is the victim of fraud or misappropriation if collateral held by West Bank is involved.

Disruption of infrastructure could adversely impact our operations.

Our operations depend upon our technological and physical infrastructures, particularly those located at our home office. Extended disruption of our vital infrastructures due to fire, power loss, natural disaster, telecommunications failure, cybersecurity events or other events could detrimentally affect our financial performance. We have developed disaster recovery plans to mitigate this risk but can make no assurances that these plans will be effective.

Damage to our reputation could adversely affect our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, stockholders and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation can arise from numerous sources, including employee misconduct, vendor nonperformance, cybersecurity breaches, compliance failures, litigation or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about West Bank, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that any lost revenue from customers lost and the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

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

The FDIC periodically amends its deposit insurance rate assessment structure, which can increase costs to the Company.

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, the FDIC must establish and implement a plan to restore the Deposit Insurance Fund’s (DIF) designated reserve ratio to 1.35 percent of insured deposits by September 30, 2020. The FDIC must continue to assess and consider the appropriate level of the reserve ratio annually by considering each of the following: risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. The FDIC’s current fund management strategy includes a targeted long-term reserve ratio of 2.00 percent. The Dodd-Frank Act required changes to a number of components of the FDIC insurance assessment. While these changes have resulted in a lower amount of deposit insurance assessments for West Bank, in January 2016, the FDIC refined the assessment system for depository institutions with total assets of less than $10 billion. The refinements, which go into effect once the DIF reaches 1.15 percent, add more financial ratios to the calculation of our assessment rate. These upcoming changes in assessment rates or methodology could adversely impact West Bank’s net income and financial position in the future.

The loss of the services of any of our senior executive officers or key personnel could cause our business to suffer.

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in bank and financial services who are very involved in the communities we currently serve. Our continued success depends to a significant extent upon the continued services of relatively few individuals. In addition, our success depends in significant part upon our senior management's ability to develop and implement our business strategies. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or results of operations, at least in the short term.

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

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

While economic conditions in our markets, the states of Iowa and Minnesota and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Such conditions could materially and adversely affect us.

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

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last few years, interest rates have been at historically low levels. At the end of 2015, the Federal Reserve raised the target federal funds rate range from 0 percent to 0.25 percent to a range of 0.25 percent to 0.50 percent. If interest rates continue to increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may increase faster than rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income. See Item 7A of this Form 10-K for a discussion of the Company's interest rate risk management.

Technology is changing rapidly.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability to effectively implement new technology. Many of our larger competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that could put West Bank at a competitive disadvantage.

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

As of December 31, 2015, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company's common stock. The Company's ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to an inability to raise capital, operational losses, or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

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

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank rents approximately 20,200 square feet in the building and pays annual rent of approximately $469,000 for a full-service bank location that includes drive-up facilities and one automated teller machine.  In addition to its main office and headquarters, as of December 31, 2015, West Bank also leased bank buildings and space for eight other branch offices (seven in the Des Moines, Iowa, metro area and one in Rochester, Minnesota) and for operational departments.  The offices are full-service locations, with drive-up facilities and an automated teller machine, except for the office in Rochester, Minnesota, which does not have an automated teller machine or drive-up facility.  Annual lease payments for these eight offices and the space for operating departments total approximately $1.3 million.  The Company owns one full-service banking location in Iowa City, Iowa, and one full-service banking location in Coralville, Iowa. In October 2015, the Company broke ground on a full-service facility in Rochester, Minnesota. The new facility is expected to open in the third quarter of 2016 and will replace the current leased space. Also, in February 2016, the Company purchased one of its leased branch facilities in the Des Moines, Iowa, metro area. We believe each of our facilities is adequate to meet our needs.

ITEM 3.  LEGAL PROCEEDINGS

On September 29, 2010, West Bank was sued in a class action lawsuit filed in the Iowa District Court for Polk County. Plaintiffs, Darla and Jason T. Legg, asserted nonsufficient funds fees charged by West Bank on debit card transactions were usurious under the Iowa Consumer Credit Code and that the sequence West Bank formerly used to post debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs sought alternative remedies including injunctive relief, damages (including treble damages), punitive damages, refund of bank fees, and attorney fees. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of Plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. On January 22, 2016, the Iowa Supreme Court filed two opinions that affirmed and reversed parts of the trial court rulings. The court reversed the trial court by holding the Iowa Consumer Credit Code usury claim and an unjust enrichment claim should be dismissed. Certification of classes on those claims was also reversed. The court affirmed the trial court by holding that the Plaintiffs can proceed with a breach of express contract claim based on a 2006 change in debit card payment sequencing coupled with the alleged lack of notice concerning that change. West Bank believes it has additional defenses to this claim and intends to continue vigorously defending the action after it is remanded to the district court. The amount of potential loss, if any, cannot now be reasonably estimated due to significant additional unresolved factual and legal issues that must be determined through further proceedings.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and cash dividends on common stock declared for each quarter, and the closing price at the end of each quarter, in 2015 and 2014.  The market quotations, reported by Nasdaq, do not include retail markup, markdown or commissions.

Market and Dividend Information
	High	Low	Close	Dividends
2015
4th quarter	$21.09	$17.74	$19.75	$0.16
3rd quarter	20.99	17.67	18.75	0.16
2nd quarter	20.46	17.98	19.84	0.16
1st quarter	19.94	16.00	19.89	0.14

2014
4th quarter	$17.05	$14.00	$17.02	$0.14
3rd quarter	15.68	14.01	14.13	0.12
2nd quarter	16.45	13.53	15.23	0.12
1st quarter	15.98	13.64	15.19	0.11
There were 198 holders of record of the Company's common stock as of February 19, 2016, and an estimated 2,600 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company's common stock was $17.63 on February 19, 2016.

In the aggregate, cash dividends paid to common stockholders in 2015 and 2014 were $0.62 and $0.49 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

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

On April 22, 2015, the Board of Directors renewed the Company's stock repurchase plan, which otherwise would have expired on that date. Management was authorized by the Board of Directors to purchase up to $2 million of the Company's common stock over the next twelve months. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchases will depend on market conditions and other corporate considerations. No shares have been repurchased under this authorization as of February 19, 2016.

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by SNL Financial LC of Charlottesville, Virginia. The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by SNL Financial. The indices assume the investment of $100 on December 31, 2010, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested. The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

WEST BANCORPORATION, INC.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
West Bancorporation, Inc.	100.00	125.38	146.20	222.03	246.90	295.91
Nasdaq Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Midwest Bank	100.00	94.46	113.69	155.65	169.21	171.78
*Source: SNL Financial LC, Charlottesville, VA.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	Years Ended December 31
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Results
Interest income	$60,147	$55,301	$52,741	$50,662	$53,319
Interest expense	5,993	6,156	7,058	9,464	11,917
Net interest income	54,154	49,145	45,683	41,198	41,402
Provision for loan losses	850	750	(850)	625	550
Net interest income after provision for loan losses	53,304	48,395	46,533	40,573	40,852
Noninterest income	8,203	10,296	8,494	10,869	9,349
Noninterest expense	30,068	32,002	30,816	28,667	28,861
Income before income taxes	31,439	26,689	24,211	22,775	21,340
Income taxes	9,697	6,649	7,320	6,764	6,072
Net income	21,742	20,040	16,891	16,011	15,268
Preferred stock dividends and accretion of discount	—	—	—	—	(2,387)
Net income available to common stockholders	$21,742	$20,040	$16,891	$16,011	$12,881

Dividends and Per Share Data
Cash dividends	$9,952	$7,842	$6,995	$6,265	$2,959
Cash dividends per common share	0.62	0.49	0.42	0.36	0.17
Basic earnings per common share	1.35	1.25	1.02	0.92	0.74
Diluted earnings per common share	1.35	1.25	1.02	0.92	0.74
Closing stock price	19.75	17.02	15.82	10.78	9.58
Book value	9.49	8.75	7.74	7.73	7.09
Average common shares outstanding	16,050	16,004	16,582	17,404	17,404

Year End and Average Balances
Total assets	$1,748,640	$1,615,833	$1,442,404	$1,448,175	$1,269,524
Average assets	1,675,652	1,512,506	1,445,773	1,326,408	1,295,313
Investment securities	384,420	339,208	357,067	304,103	294,497
Loans	1,246,688	1,184,045	991,720	927,401	838,959
Allowance for loan losses	(14,967)	(13,607)	(13,791)	(15,529)	(16,778)
Deposits	1,440,729	1,270,462	1,163,842	1,134,576	957,373
Long-term borrowings	127,419	130,183	131,946	114,509	125,619
Stockholders' equity	152,377	140,175	123,625	134,587	123,451
Average stockholders' equity	146,089	131,924	127,789	129,795	135,520

Performance Ratios
Equity to assets ratio	8.72%	8.72%	8.84%	9.79%	10.46%
Return on average assets	1.30%	1.32%	1.17%	1.21%	1.18%
Return on average equity	14.88%	15.19%	13.22%	12.34%	11.27%
Efficiency ratio	46.30%	49.93%	52.55%	50.83%	49.27%
Texas ratio	0.87%	2.71%	7.69%	11.25%	16.33%
Net interest margin	3.59%	3.59%	3.48%	3.42%	3.58%
Dividend payout ratio	45.77%	39.13%	41.41%	39.13%	22.97%
Dividend yield	3.14%	2.88%	2.65%	3.34%	1.77%
Definition of ratios:

•	Equity to assets ratio - average equity divided by average assets.

•	Return on average assets - net income divided by average assets.

•	Return on average equity - net income divided by average equity.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains, net impairment losses and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company's 2015 net income was $21,742 compared to $20,040 in 2014, an increase of 8.5 percent. Annual 2015 earnings represented an all-time record within the 122-year history of the Company. Basic and diluted earnings per common share improved to $1.35 in 2015 from $1.25 in 2014. During 2015, we paid our common stockholders $9,952 ($0.62 per common share) in dividends compared to $7,842 ($0.49 per common share) in 2014. The dividend declared and paid in the first quarter of 2016 was $0.16 per common share, the same amount as paid in the fourth quarter of 2015.

The increase in 2015 net income compared to 2014 was primarily due to a $5,009, or 10.2 percent, increase in net interest income. The growth in net interest income was primarily the result of strong loan growth. Also contributing to the growth in net income was a gain on sale of our investment in SmartyPig, LLC and a reduction in other real estate owned expense. Partially offsetting these positive aspects of our performance were an increase in the provision for loan losses, a reduction in revenue from residential mortgage banking and a loss on disposition of premises and equipment.

Our loan portfolio grew to $1,246,688 as of December 31, 2015, from $1,184,045 at the end of 2014. Deposits increased to $1,440,729 as of December 31, 2015, from $1,270,462 as of December 31, 2014. The growth in both was the result of our bankers working with existing customers to provide them with the best financial solutions, as well as business development efforts targeted at new clients. As indicated by the year-end Texas ratio, nonperforming assets declined in 2015 compared to 2014, mainly due to the disposal of the only other real estate property owned during the most recent year.

The Company has a quantitative peer analysis program in place for evaluating our results. The group of 16 Midwestern, publicly traded, peer financial institutions against which we compared our performance each quarter consisted of BankFinancial Corporation, Baylake Corp., Farmers Capital Bank Corporation, First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Peoples Bancorp, Pulaski Financial Corp., QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average equity, return on average assets, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Through September 30, 2015, our ratios were better than each member of our defined peer group for each of these measures as shown in the table below. We expect that trend to have continued through the end of 2015.

	West Bancorporation, Inc.	Peer Group Range
	Year ended December 31, 2015	Nine months ended September 30, 2015
Return on average assets	1.30%	0.36% - 1.27%
Return on average equity	14.88%	2.79% - 12.17%
Efficiency ratio*	46.30%	55.04% - 77.26%
Texas ratio*	0.87%	3.49% - 29.89%
* A lower ratio is better.

Based on Nasdaq market quotations of our closing stock prices, our stock price increased 16.0 percent from the end of 2014 to the end of 2015. Our earnings outlook is positive, and we have strong capital resources. We anticipate the Company will be profitable in 2016 at a level that compares favorably with our peers. The amount of our future profit will depend, in large part, on the amount of loan losses we incur and our ability to continue to grow the loan portfolio.

(dollars in thousands, except per share amounts)

The following discussion describes the consolidated operations of the Company, including West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owned an interest in SmartyPig, LLC), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development entity), and the Company's financial condition as of December 31, 2015. SmartyPig, LLC was sold during the fourth quarter of 2015. ICD IV, LLC was liquidated during the third quarter of 2014 because the underlying loan matured.

CRITICAL ACCOUNTING POLICIES

This report is based on the Company's audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP established by the Financial Accounting Standards Board.  The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to asset impairment judgments, including fair value and other than temporary impairment (OTTI) of investment securities and the allowance for loan losses.

The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI. When determining whether an investment security is OTTI, management assesses the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether: (a) it has the intent to sell the security, and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  In instances when a determination is made that an OTTI exists but management does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to its anticipated repayment or maturity, the OTTI is separated into: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the security (the credit loss); and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to the credit loss is recognized as a charge to earnings.  The amount of the total OTTI related to all other factors is recognized in other comprehensive income. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value as of the balance sheet date.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include the general economic environment in the Company's market areas and the expected trend of those economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors considered.  To the extent that actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2015 COMPARED TO 2014

OVERVIEW

Key performance measures of our 2015 operations compared to 2014 included:

•	Return on average assets (ROA) was 1.30 percent compared to 1.32 percent in 2014.

•	Return on average equity (ROE) was 14.88 percent compared to 15.19 percent in 2014.

•	Efficiency ratio improved to 46.30 percent compared to 49.93 percent in 2014.

•	Texas ratio improved to 0.87 percent compared to 2.71 percent in 2014.

•	The loan portfolio grew 5.3 percent during 2015.

•	Deposits increased by 13.4 percent during 2015.

Net income for the year ended December 31, 2015, was $21,742, compared to $20,040 for the year ended December 31, 2014. Basic and diluted earnings per common share were $1.35 and $1.25 for 2015 and 2014, respectively.

The improvement in 2015 net income compared to 2014 was primarily because of an increase in interest income due to growth in average loan volume. Growth in loans outstanding required a provision for loan losses of $850 in 2015, compared to a provision of $750 in 2014. Noninterest income declined $2,093 for 2015 primarily due to a $1,231 reduction in revenue from residential mortgage banking, a $1,075 reduction in net gains on disposition of premises and equipment, a $181 reduction in service charges on deposit accounts and a $176 reduction in net gains from sale of investment securities. Partially offsetting these reductions was a one-time gain of $590 on the sale of WB Funding's investment in SmartyPig, LLC. Noninterest expense declined $1,934 between 2014 and 2015 primarily because 2014 included $1,786 in other real estate owned write-downs based on updated appraisals of several properties. Income taxes increased in 2015 as the prior year included a higher level of utilization of capital loss carryforwards in connection with the sale of one branch office and one investment security.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2015, the Company's efficiency ratio improved to 46.30 percent from the prior year's ratio of 49.93 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains, net impairment losses and gains/losses on disposition of premises and equipment). The ratio for both years was significantly better than our peer group's averages, which were generally around 65 percent and 70 percent, respectively, according to data in the September 2015 and 2014 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

The Texas ratio, which is the ratio of nonperforming assets to tangible capital plus the allowance for loan losses, improved to 0.87 percent as of December 31, 2015, compared to 2.71 percent as of December 31, 2014. A lower Texas ratio indicates a stronger credit quality condition. The continued decline was the result of additional reductions in the level of nonperforming assets, as resources were devoted to collection and the sale of the only other real estate owned property held during 2015. The ratio for both years is significantly better than peer group averages, which were approximately 9 percent and 14 percent, respectively, according to data in the September 2015 and 2014 Bank Holding Company Performance Reports. For more discussion on loan quality, see the Loan Portfolio and Summary of the Allowance for Loan Losses sections of this report.

Net Interest Income

Net interest income increased to $54,154 for 2015 from $49,145 for 2014 as the impact of loan growth and lower deposit rates exceeded the effect of the 11 basis point decline in average yield on loans. The net interest margin held steady at 3.59 percent for both years. The average yield on earning assets declined by six basis points, while the rate on interest-bearing liabilities declined five basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 3.42 percent for 2015 from 3.43 percent a year earlier. For additional analysis of net interest income, see the section captioned "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates; and Interest Differential" in this Item of this Form 10-K.

(dollars in thousands, except per share amounts)

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $14,967 as of December 31, 2015, represented 1.20 percent of total loans and 1,024.4 percent of nonperforming loans at year end, compared to 1.15 percent and 702.5 percent, respectively, as of December 31, 2014. The provision for loan losses increased to $850 in 2015 compared to $750 for 2014 due to growth in the loan portfolio. The Company experienced net recoveries of 0.04 percent of average loans for 2015 compared to net charge-offs of 0.09 percent for 2014.

Nonperforming loans at December 31, 2015, totaled $1,461, or 0.12 percent of total loans, down from $1,937, or 0.16 percent, at December 31, 2014. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers' financial difficulties. The Company held no other real estate properties as of December 31, 2015, compared to $2,235 as of December 31, 2014. The Company's Texas ratio improved to 0.87 percent as of December 31, 2015, compared to 2.71 percent as of December 31, 2014.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2015	2014	Change	Change %
Service charges on deposit accounts	$2,609	$2,790	$(181)	(6.49)%
Debit card usage fees	1,830	1,764	66	3.74%
Trust services	1,286	1,327	(41)	(3.09)%
Revenue from residential mortgage banking	163	1,394	(1,231)	(88.31)%
Increase in cash value of bank-owned life insurance	727	731	(4)	(0.55)%
Gain (loss) on disposition of premises and equipment	(6)	1,069	(1,075)	(100.56)%
Realized investment securities gains, net	47	223	(176)	(78.92)%
Other income:
Loan fees	120	98	22	22.45%
Letter of credit fees	82	127	(45)	(35.43)%
Gain on sale of other assets	590	—	590	N/A
All other	755	773	(18)	(2.33)%
Total other income	1,547	998	549	55.01%
Total noninterest income	$8,203	$10,296	$(2,093)	(20.33)%
The decline in service charges on deposit accounts was caused by fewer instances of nonsufficient funds fees as customers strove to maintain positive balances in their accounts.

Revenue from residential mortgage banking declined in 2015 compared to 2014 due to the Company changing its process for providing first mortgage loans to its customers, as previously disclosed. The Company changed its process for providing first mortgage loans to its customers at the end of 2014. Starting in January 2015, residential mortgage underwriting and processing were outsourced and funding for residential mortgages is now provided by a third party. The Company currently receives a fee from that third party for each residential mortgage loan initiated and closed by our retail staff. The reduction in this source of revenue had a correlating reduction in associated operating expenses.

Revenue from trust services was lower in 2015 compared to 2014 due to a reduction in the number of accounts and amount of assets held within custody accounts, and fewer one-time estate fees. The reduction was partially offset through business development efforts that have increased the number of accounts and amount of assets held within trust accounts. Trust assets earn fees at a higher rate than those of custody assets.

The sale of the downtown Iowa City office and the disposition of other unused assets resulted in a net gain of $1,069 in 2014. In January 2015, West Bank opened a newly constructed eastern Iowa main office in Coralville, which replaced the operations of the office that was sold.

(dollars in thousands, except per share amounts)

The Company recognized net gains on sales of securities in 2015 and 2014 as sales were undertaken in order to capitalize on net gains while being able to reinvest the proceeds in investment securities with higher yields. In the fourth quarter of 2014, the Company also sold a pooled trust preferred security that had previously been reported as a security available for sale with OTTI at a loss of $493. The fair value of that nonperforming asset had been slowly improving over the two years prior to its sale.

Loan fees were higher in 2015 compared to 2014 primarily due to recognition of a previously deferred rate lock fee on one loan. A lower level of outstanding letters of credit caused the reduction in revenue from letter of credit fees in 2015 compared to 2014. Volumes of letters of credit fluctuate based upon the needs of our commercial customers.

The gain on sale of other assets recognized in 2015 was a nonrecurring item. On November 30, 2015, SmartyPig, LLC was sold, and the Company recognized a gain of $590 on its ownership interest.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$16,065	$16,086	$(21)	(0.13)%
Occupancy	4,105	4,165	(60)	(1.44)%
Data processing	2,329	2,241	88	3.93%
FDIC insurance	839	757	82	10.83%
Other real estate owned	10	1,865	(1,855)	(99.46)%
Professional fees	748	944	(196)	(20.76)%
Director fees	881	714	167	23.39%
Miscellaneous losses	30	329	(299)	(90.88)%
Other expenses:
Marketing	253	220	33	15.00%
Business development	654	702	(48)	(6.84)%
Insurance	361	384	(23)	(5.99)%
Bank service charges and investment advisory fees	710	551	159	28.86%
Charitable contributions	360	180	180	100.00%
Trust	396	344	52	15.12%
Consulting fees	260	337	(77)	(22.85)%
Supplies	305	292	13	4.45%
Low income housing projects amortization	228	188	40	21.28%
All other	1,534	1,703	(169)	(9.92)%
Total other	5,061	4,901	160	3.26%
Total noninterest expense	$30,068	$32,002	$(1,934)	(6.04)%

Salaries and employee benefits for 2015 had a minimal net change from 2014. The staff reductions in December 2014 related to the residential mortgage loan origination changes lowered salaries and employee benefits by approximately $1,051 in 2015 compared to the prior year. Offsetting these reductions were increases in stock-based compensation costs of $342, along with normal annual salary increases.

Data processing expense increased in 2015 primarily because of the addition of mobile banking technology, the continued strengthening of security measures and an annual contractual increase in fees paid to our core processor that is based upon an inflation factor.

(dollars in thousands, except per share amounts)

Federal Deposit Insurance Corporation (FDIC) insurance expense increased for 2015 compared to 2014 due to growth in total assets. In January 2016, the FDIC approved a Notice of Proposed Rulemaking on refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets). The refinements will become effective the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15 percent. The Company's analysis projects that the proposal would increase our annual cost of FDIC insurance by approximately $50 based on our current balance sheet size.

Other real estate owned expense declined in 2015 compared to 2014, as the prior year included other real estate owned property valuation write-downs of $1,786 due to obtaining updated appraisals of several properties held. The Company held only one parcel of land in other real estate owned throughout 2015 and incurred a negligible amount of real estate taxes up to its sale in December 2015.

Professional fees declined in 2015 compared to 2014 due to lower legal fees. Director fees increased for the same time period as a result of higher stock-based compensation costs.

Miscellaneous losses include uncollected overdrafts, debit card fraud, other losses due to operational errors, and charges to establish loss reserves related to mortgage loans sold in the secondary market. Collectively, these activities generated lower losses in 2015 compared to 2014.

The increase in bank service charges and investment advisory fees for 2015 compared to 2014 resulted from the administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. This arrangement began in the second quarter of 2014. As of December 31, 2015, the Company had approximately $50,000 of these loans outstanding and may increase the balance of this portfolio up to approximately $75,000 during 2016.

Charitable contributions doubled in 2015 compared to 2014 as management chose to increase current year contributions to the West Bancorporation Foundation.

Consulting fees declined in 2015 as the prior year included fees paid for three one-time projects.

The increase in 2015 for low income housing project amortization compared to 2014 was related to the Company making commitments in 2014 to invest in additional projects. Offsetting the amortization expense in both 2015 and 2014 were approximately $275 and $160, respectively, of federal low income housing tax credits.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future. Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting. The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, state income taxes, utilization of capital loss carryforwards and tax credits. The effective rate of income tax expense as a percent of income before income taxes was 30.8 percent and 24.9 percent, respectively, for 2015 and 2014.

Income tax expense for 2015 was slightly lower than would be expected due to the utilization of approximately $372 of capital loss carryforwards. The capital gains were generated from the sale of the Company's investment in SmartyPig, LLC. The 2014 effective rate was also impacted by utilization of capital loss carryforwards related to the sale of an office in Iowa City and the sale of an impaired investment security. In prior years, the Company recorded a valuation allowance for the capital loss carryforwards, as management believed it was more likely than not that such carryforwards would expire without being utilized. The reduction in 2015 income tax expense related to the carryforwards utilized was approximately $130. The effective tax rate for both years was also impacted by federal low income housing tax credits as discussed in the previous section.  Federal income tax expense was approximately $8,169 and $5,446 for 2015 and 2014, respectively, while state income tax expense was approximately $1,528 and $1,203, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses and federal and state capital loss carryforwards, as management believes it is likely that such carryforwards will expire without being utilized.

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2014 COMPARED TO 2013

OVERVIEW

Net income for the year ended December 31, 2014, was $20,040, compared to $16,891 for the year ended December 31, 2013. Basic and diluted earnings per common share were $1.25 and $1.02 for 2014 and 2013, respectively. The Company's ROA was 1.32 percent, compared to 1.17 percent for the year ended December 31, 2013. The Company's 2014 ROE was 15.19 percent, compared to 13.22 percent in 2013.

The improvement in net income in 2014 compared to 2013 was primarily because of an increase in interest income due to growth in average loan volume. Growth in loans outstanding required a provision for loan losses in 2014 of $750 compared to a negative provision of $850 for 2013. Noninterest income grew $1,802 for 2014 from 2013 primarily due to net gains on disposition of premises and equipment of $1,069 and a $330 increase in trust services. Noninterest expense increased $1,186, with a large portion of the increase due to an increase of $445 in other real estate owned write-downs based on updated appraisals of several properties. Income taxes declined in 2014 primarily due to the utilization of capital loss carryforwards in connection with the sale of one branch office and one investment security.

For the year ended December 31, 2014, the Company's efficiency ratio improved to 49.93 percent from the prior year's ratio of 52.55 percent.

Net Interest Income

Net interest income increased $3,462 to $49,145 for 2014 as the impact of loan growth, higher average yields on investment securities and lower deposit rates exceeded the effect of the 27 basis point decline in average yield on loans. The net interest margin increased to 3.59 percent in 2014 compared to 3.48 percent for the year ended December 31, 2013. In 2014, the average yield on earning assets increased by two basis points, while the rate paid on interest-bearing liabilities declined 12 basis points compared to 2013. As a result, the net interest spread increased to 3.43 percent in 2014 compared to 3.29 percent a year earlier.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $13,607 as of December 31, 2014, represented 1.15 percent of total loans and 702.5 percent of nonperforming loans at year end, compared to 1.39 percent and 473.1 percent, respectively, as of December 31, 2013. The provision for loan losses was $750 in 2014, compared to a negative provision of $850 for 2013. The Company's net charge-offs as a percent of average loans were 0.09 percent for both 2014 and 2013.

Nonperforming loans at December 31, 2014, totaled $1,937, or 0.16 percent of total loans, down from $2,915, or 0.29 percent, at December 31, 2013. In addition, the Company held one other real estate property with a carrying value of $2,235 as of December 31, 2014 and held $5,800 of other real estate owned as of December 31, 2013. The Company's Texas ratio improved to 2.71 percent as of December 31, 2014, compared to 7.69 percent as of December 31, 2013.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2014	2013	Change	Change %
Service charges on deposit accounts	$2,790	$2,923	$(133)	(4.55)%
Debit card usage fees	1,764	1,787	(23)	(1.29)%
Trust services	1,327	997	330	33.10%
Revenue from residential mortgage banking	1,394	1,275	119	9.33%
Increase in cash value of bank-owned life insurance	731	646	85	13.16%
Gain (loss) on disposition of premises and equipment	1,069	(9)	1,078	11,977.78%
Realized investment securities gains, net	223	—	223	N/A
Other income:
Loan fees	98	76	22	28.95%
Letter of credit fees	127	50	77	154.00%
Wire transfer fees	141	126	15	11.90%
ATM fees	56	42	14	33.33%
All other	576	581	(5)	(0.86)%
Total other income	998	875	123	14.06%
Total noninterest income	$10,296	$8,494	$1,802	21.21%
The decline in service charges on deposit accounts in 2014 compare to 2013 was caused by lower nonsufficient funds fees partially offset by increased fees from commercial accounts.

Revenues from trust services experienced significant growth during 2014 as a result of new business along with higher asset values.

The volume of residential mortgage originations sold into the secondary market during 2014 declined to $62,067 from $93,593 in 2013, while revenue increased. Revenue for 2013 was negatively impacted by a sudden rise in mortgage interest rates that occurred in June 2013, which caused a significant decline in gains recognized per loan sold in the third quarter of 2013.

The Company invested an additional $5,000 in bank-owned life insurance in the second quarter of 2014, resulting in a higher level of increases in cash value of bank-owned life insurance.

The fourth quarter 2014 sale of the downtown Iowa City office and the disposition of other unused assets resulted in a net gain of $1,069.

The Company recognized net gains on sales of investment securities of $716 in the first nine months of 2014. In the fourth quarter of 2014, the Company recognized a loss of $493 on the sale of a pooled trust preferred security that had previously been reported as a security available for sale with OTTI. The fair value of this nonperforming asset had been slowly improving over the prior two years. While recognizing a loss for book purposes, this security was eligible for capital gain treatment for tax purposes, which allowed utilization of capital loss carryforwards. This resulted in a tax benefit that was in excess of the book loss. There were no sales of investment securities during 2013.

The increase in loan fees in 2014 was mainly due to amortization of commitment fees. Letter of credit fees increased in 2014 due to a higher volume of standby letters of credit activity compared to the prior year.

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

The increase in salaries and employee benefits in 2014 compared to 2013 was primarily due to recognition of a higher amount of stock-based compensation costs ($145), higher bonus accruals ($187) and higher benefit costs ($102). These increases were partially offset by a decline in commission expense for mortgage loan originators ($129).

Occupancy expense increased in 2014 compared to 2013 due to higher depreciation and equipment service contract expenses related to ongoing technology upgrades. Rent expense also increased for 2014 compared to the prior year due to a full year of expense for the 2013 addition of the Rochester, Minnesota, office; an upgraded office in West Des Moines, Iowa, that was completed in March 2013; and the lease of additional space at the main bank location in February 2013. In addition, maintenance costs increased $64 for 2014 compared to 2013.

Data processing expense increased in 2014 primarily because of the increased volume of debit card transactions and additional information security measures put in place during 2014.

Other real estate owned expense for the years ended December 31, 2014 and 2013, included $1,786 and $1,341, respectively, of property valuation write-downs due to updated appraisals of several properties.

Professional fees declined in 2014 compared to 2013 due to lower legal fees. Director fees increased in 2014 compared to 2013 as a result of higher stock-based compensation costs, as well as an increase in the number of directors effective as of the 2013 Annual Meeting.

Miscellaneous losses include uncollected overdrafts, debit card fraud, other losses due to operational errors and charges to establish loss reserves related to mortgage loans sold in the secondary market. Collectively, these activities generated lower losses in 2014 than 2013.

Certain outsourced marketing activities were brought in-house in 2014, resulting in reduced costs. The increase in business development costs in 2014 compared to 2013 was the result of expanding sponsorships of local events in the communities the Company serves, as well as a continued focus on developing new relationships.

(dollars in thousands, except per share amounts)

During 2014, West Bank entered into an agreement with an investment management firm to assist in the purchase of up to $50,000 of public company floating rate loans. As of December 31, 2014, approximately $42,000 of these loans were outstanding. The agreement includes an annual administration fee, which was the primary reason for the 2014 increase in bank service charges and investment advisory fees compared to 2013. Trust expense increased in 2014 compared to the prior year consistent with increased revenue. Consulting fees increased in 2014 due to fees paid for three one-time projects.

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

Income Taxes

The effective rate of income tax expense as a percent of income before income taxes was 24.9 percent and 30.2 percent, respectively, for 2014 and 2013.  Income tax expense for 2014 was lower than would be expected due to the utilization of approximately $3,766 of capital loss carryforwards. The 2014 capital gains were generated from the sale of an office in Iowa City and the sale of a previously impaired investment security. The reduction in 2014 income tax expense related to the carryforwards was approximately $1,318. The effective tax rate for both years was also impacted by federal low income housing tax credits. The 2013 effective tax rate was also impacted by West Bank's 2007 investment in a qualified community development entity (ICD IV, LLC), which generated a federal new markets tax credit. The credit, which totaled $2,730, was recognized over a seven-year period ending in 2013.  Federal income tax expense was approximately $5,446 and $6,141 for 2014 and 2013, respectively, while state income tax expense was approximately $1,203 and $1,179, respectively.

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

	2015			2014			2013
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$331,306	$13,813	4.17%	$276,201	$11,662	4.22%	$247,749	$10,908	4.40%
Real estate (3)	873,844	39,404	4.51%	779,223	36,121	4.64%	696,763	34,386	4.94%
Consumer and other	8,304	325	3.91%	9,811	393	4.01%	7,655	351	4.59%
Total loans	1,213,454	53,542	4.41%	1,065,235	48,176	4.52%	952,167	45,645	4.79%
Investment securities:
Taxable	232,078	4,363	1.88%	252,500	4,938	1.96%	289,901	5,173	1.78%
Tax-exempt (3)	107,414	4,765	4.44%	94,851	4,347	4.58%	79,187	3,688	4.66%
Total investment securities	339,492	9,128	2.69%	347,351	9,285	2.67%	369,088	8,861	2.40%
Federal funds sold	30,113	81	0.27%	17,007	45	0.26%	45,846	119	0.26%
Total interest-earning assets (3)	1,583,059	62,751	3.96%	1,429,593	57,506	4.02%	1,367,101	54,625	4.00%
Noninterest-earning assets:
Cash and due from banks	46,122			34,152			33,693
Premises and equipment, net	10,904			9,513			6,607
Other, less allowance for
loan losses	35,567			39,248			38,372
Total noninterest-earning assets	92,593			82,913			78,672
Total assets	$1,675,652			$1,512,506			$1,445,773

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$825,771	1,341	0.16%	$736,002	1,222	0.17%	$650,566	1,611	0.25%
Time	128,899	844	0.65%	150,378	1,204	0.80%	168,050	1,802	1.07%
Total deposits	954,670	2,185	0.23%	886,380	2,426	0.27%	818,616	3,413	0.42%
Other borrowed funds	146,693	3,808	2.60%	150,654	3,730	2.48%	178,119	3,645	2.05%
Total interest-bearing liabilities	1,101,363	5,993	0.54%	1,037,034	6,156	0.59%	996,735	7,058	0.71%
Noninterest-bearing liabilities:
Demand deposits	420,842			336,456			312,648
Other liabilities	7,358			7,092			8,601
Stockholders' equity	146,089			131,924			127,789
Total liabilities and
stockholders' equity	$1,675,652			$1,512,506			$1,445,773

Net interest income/net interest spread (3)		$56,758	3.42%		$51,350	3.43%		$47,567	3.29%
Net interest margin (3)			3.59%			3.59%			3.48%

(1)	Average loan balances include nonaccrual loans and loans held for sale. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(dollars in thousands, except per share amounts)

Net Interest Income

The Company's largest component of net income is net interest income, which is the difference between interest earned on earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing tax-equivalent net interest income by total average interest-earning assets for the year.

For the years ended December 31, 2015, 2014 and 2013, the Company's net interest margin on a tax-equivalent basis was 3.59, 3.59 and 3.48 percent, respectively.  There was an increase of $5,408 in tax-equivalent net interest income in 2015 compared to 2014 primarily due to growth in the loan portfolio. Management continually develops and applies strategies to maintain the net interest margin. Management believes the net interest margin will remain at approximately the same level in 2016 if outstanding loans remain at similar levels and the Federal Reserve maintains its current monetary policies.

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

	2015 Compared to 2014			2014 Compared to 2013
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$2,299	$(148)	$2,151	$1,215	$(461)	$754
Real estate (2)	4,289	(1,006)	3,283	3,906	(2,171)	1,735
Consumer and other	(59)	(9)	(68)	90	(48)	42
Total loans (including fees)	6,529	(1,163)	5,366	5,211	(2,680)	2,531
Investment securities:
Taxable	(389)	(186)	(575)	(704)	469	(235)
Tax-exempt (2)	561	(143)	418	719	(60)	659
Total investment securities	172	(329)	(157)	15	409	424
Federal funds sold	35	1	36	(76)	2	(74)
Total interest income (2)	6,736	(1,491)	5,245	5,150	(2,269)	2,881
Interest Expense
Deposits:
Savings, interest-bearing
demand and money markets	146	(27)	119	192	(581)	(389)
Time	(158)	(202)	(360)	(175)	(423)	(598)
Total deposits	(12)	(229)	(241)	17	(1,004)	(987)
Other borrowed funds	(100)	178	78	(612)	697	85
Total interest expense	(112)	(51)	(163)	(595)	(307)	(902)
Net interest income (2)	$6,848	$(1,440)	$5,408	$5,745	$(1,962)	$3,783

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $5,366 for the year ended December 31, 2015 compared to 2014. The average balance of loans increased $148,219 in 2015 compared to 2014 as the Iowa economy remained strong and West Bank lenders in each of our markets focused on business development.  The average yield on loans declined 11 basis points in 2015 compared to 2014.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities in 2015 was $7,859 lower than in 2014, while the yield increased 2 basis points.  The decrease in volume was attributable to the combination of sales of investment securities and paydowns received on collateralized mortgage obligations and mortgage-backed securities throughout the year, partially offset by purchases of $99,901 made in the last four months of 2015. The average balance of federal funds sold increased $13,106 during 2015.

The average balance of interest-bearing deposits increased $68,290 in 2015 compared to 2014. The increase in the average balance was primarily the result of higher balances maintained by a significant deposit relationship, the normal fluctuations related to corporate customers' liquidity needs, and significant business development efforts. The average balance of time deposits continues to decline as fewer customers are willing to lock in interest rates in this extended period of historically low interest rates. The average rate paid on deposits in 2015 declined to 0.23 percent from 0.27 percent for 2014. Longer-term, higher-rate time deposits continue to mature and roll over into the current lower rates. The decline in deposit interest rates exceeded the cost attributed to higher interest-bearing deposit account balances, thus causing interest expense on deposits to decline by $241.

The average rate paid on other borrowed funds increased 12 basis points in 2015 compared to 2014, while the average balance declined $3,961 for the same time period. The increase in the average rate paid was primarily due to the amortization of interest rate swap termination fees, increases in the FHLB advances variable rates in the fourth quarter of 2015 and an interest rate swap fixed rate that became effective in December 2015. Management expects the interest costs of other borrowed funds to increase in 2016.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company's investment portfolio as of the dates indicated.

	As of December 31
	2015	2014	2013
Securities available for sale, at fair value:
U.S. government agencies and corporations	$2,692	$12,820	$12,871
State and political subdivisions	73,079	52,359	87,788
Collateralized mortgage obligations	132,615	125,870	168,648
Mortgage-backed securities	101,088	66,153	58,156
Trust preferred securities	1,105	918	2,745
Corporate notes and other investments	10,135	14,670	15,008
Total securities available for sale, fair value and carrying value	$320,714	$272,790	$345,216

Securities held to maturity, at amortized cost:
State and political subdivisions	$51,259	$51,343	$—

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2015.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns, which are not projected in the table.

Investments as of December 31, 2015	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$—	$2,692	$—	$—	$2,692
State and political subdivisions	766	8,528	27,951	35,834	73,079
Collateralized mortgage obligations	—	1,256	5,389	125,970	132,615
Mortgage-backed securities	—	1,397	15,027	84,664	101,088
Trust preferred security	—	—	—	1,105	1,105
Corporate notes and other investments	252	8,062	300	1,521	10,135
Total	$1,018	$21,935	$48,667	$249,094	$320,714

Weighted average yield:
U.S. government agencies and corporations	—	3.90%	—	—
State and political subdivisions (1)	4.14%	4.34%	4.30%	4.40%
Collateralized mortgage obligations	—	3.22%	2.63%	2.19%
Mortgage-backed securities	—	3.70%	2.13%	2.05%
Trust preferred security	—	—	—	2.72%
Corporate notes and other investments	2.04%	1.91%	3.00%	5.32%
Total	3.62%	3.27%	3.42%	2.47%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

The investment securities held to maturity presented in the following table are reported at amortized cost and by contractual maturity as of December 31, 2015.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments as of December 31, 2015	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$277	$16,570	$34,412	$51,259

Weighted average yield:
State and political subdivisions (1)	—%	4.21%	3.68%	4.46%

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

As of December 31, 2015, the existing gross unrealized losses of $2,955 were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.

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

As of December 31, 2015, approximately 73 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Association (FNMA) and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or GNMA. The debt obligations were all within the credit ratings acceptable under West Bank's investment policy.

Approximately 45 percent of the securities issued by state and political subdivisions involve governmental entities within the state of Iowa. The remaining securities issued by state and political subdivisions were issued by government entities in 17 other states with similar credit risks.

As of December 31, 2015, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders' equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2015	2014	2013	2012	2011
Commercial	$349,051	$316,908	$258,010	$282,124	$255,702
Real estate:
Construction, land and land development	174,602	154,490	117,394	121,911	101,607
1-4 family residential first mortgages	51,370	53,497	50,349	49,280	63,218
Home equity	21,749	24,500	25,205	25,536	26,423
Commercial	644,176	625,938	532,139	441,857	386,137
Consumer and other loans	6,801	9,318	9,236	7,099	6,155
Total loans	1,247,749	1,184,651	992,333	927,807	839,242
Deferred loan fees, net	(1,061)	(606)	(613)	(406)	(283)
Total loans, net of deferred fees	$1,246,688	$1,184,045	$991,720	$927,401	$838,959

As of December 31, 2015, total loans were approximately 87 percent of total deposits and 71 percent of total assets.  As of December 31, 2015, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were $7,697 of purchased participation loans outstanding to four non-U.S. public companies who are listed on U.S. stock exchanges as of December 31, 2015.

Loans outstanding at the end of 2015 increased approximately five percent compared to the end of 2014. The growth was primarily in the commercial, commercial real estate, and construction and land development segments. Management believes the growth was the result of some improvement in our local economies, continued growth from the Rochester, Minnesota, location and the Company's overall business development efforts. The opening of the Rochester location in March 2013 and the addition of its experienced lenders have produced loan balances in that market of $87,220 as of December 31, 2015, an increase of $35,880 compared to loan balances outstanding as of December 31, 2014. Management believes the business development efforts are strong in all three of our markets, and additional growth is expected in 2016.

(dollars in thousands, except per share amounts)

For a description of the loan segments, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. The interest rates charged on loans vary with the degree of risk and the amount and terms of the loan.  Competitive pressures, the creditworthiness of the borrower, market interest rates, the availability of funds, and government regulation further influence the rate charged on a loan.

The Company follows a loan policy approved by West Bank's Board of Directors.  The loan policy is reviewed at least annually and is updated as considered necessary.  The policy establishes lending limits, review criteria and other guidelines for loan administration and the allowance for loan losses, among other things. Loans are approved by West Bank's Board of Directors and/or designated officers in accordance with the applicable guidelines and underwriting policies.  Loans to any one borrower are limited by state banking laws.  Loan officer lending authorities vary according to the individual loan officer's experience and expertise.

Within the commercial real estate category, concentrations in excess of 10 percent of total loans outstanding at December 31, 2015 included approximately $181,000 of loans for medical-related facilities and approximately $122,000 of loans secured by multifamily residential properties.

Maturities of Loans

The contractual maturities of the Company's loan portfolio are as shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2015	Within one year	After one but within five years	After five years	Total
Commercial	$151,526	$144,423	$53,102	$349,051
Real estate:
Construction, land and land development	98,435	52,296	23,871	174,602
1-4 family residential first mortgages	6,132	39,673	5,565	51,370
Home equity	7,559	13,850	340	21,749
Commercial	24,069	426,003	194,104	644,176
Consumer and other loans	2,663	3,928	210	6,801
Total loans	$290,384	$680,173	$277,192	$1,247,749

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$589,032	$176,613
Variable rates		91,141	100,579
		$680,173	$277,192

(dollars in thousands, except per share amounts)

Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2015	2014	2013	2012	2011
Nonaccrual loans	$1,381	$1,561	$2,398	$6,400	$8,572
Loans past due 90 days and still accruing interest	—	—	—	—	—
Troubled debt restructured loans (1)	80	376	517	856	2,121
Total nonperforming loans	1,461	1,937	2,915	7,256	10,693
Other real estate owned	—	2,235	5,800	8,304	10,967
Nonaccrual investment securities	—	—	1,850	1,334	1,245
Total nonperforming assets	$1,461	$4,172	$10,565	$16,894	$22,905

Nonperforming loans to total loans	0.12%	0.16%	0.29%	0.78%	1.27%
Nonperforming assets to total assets	0.08%	0.26%	0.73%	1.17%	1.80%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Credit quality of the Company's assets remains strong as nonperforming assets continued to decline during 2015. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.87 percent as of December 31, 2015, an improvement from 2.71 percent as of December 31, 2014. The 65.0 percent decline in nonperforming assets since the end of 2014 is the result of continued devotion of resources to collection and disposal of these assets. In December 2015, the Company sold the single remaining property in other real estate owned that was recorded at $2,235. The sale resulted in a loss of $8.

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2015, 2014 and 2013, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $128, $136 and $333, respectively. A loan may be returned to accrual status when all principal and interest amounts contractually due are brought current and it is reasonable to expect continued payment performance. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

 A loan is considered a TDR loan when the interest rate is reduced below that of a new loan with comparable risk or the term is extended beyond the original maturity date and the borrower is considered to be experiencing financial difficulties.  The payment history of the borrower, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial information is obtained and analyzed. A current assessment of collateral is performed. The approval process for TDR loans is the same as that for new loans. The TDR loans with extended terms are accounted for as impaired until ongoing performance is established.  Any TDR loan with an interest rate concession remains in TDR status until paid off. Interest income on TDR loans is recognized pursuant to the revised terms of the loan agreement.  A TDR loan may be reported in the nonaccrual category if it is not performing in accordance with its revised terms.

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral. The average balance of all impaired loans during 2015 was approximately $2,435.  Interest income recognized on impaired loans in 2015, 2014 and 2013 was approximately $19, $105 and $347, respectively.

(dollars in thousands, except per share amounts)

As of December 31, 2015, West Bank had identified approximately $1,805 in loans to one commercial customer as potential problem loans. The Small Business Administration guarantees approximately $435 of these loans, and none of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each loan.

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

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction and land development loans.  West Bank's typical commercial borrower is a small- or medium-sized, privately owned business entity.  West Bank's commercial loans typically have greater credit risks than residential mortgage or consumer loans because they often have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans also involve additional risks because they generally are not fully repaid over the loan period and, thus, may require refinancing or a large payoff at maturity.  If the general economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2015	2014	2013	2012	2011
Balance at beginning of period	$13,607	$13,791	$15,529	$16,778	$19,087
Charge-offs:
Commercial	408	836	742	402	2,976
Real estate:
Construction, land and land development	—	—	—	1,508	2
1-4 family residential first mortgages	23	131	116	301	946
Home equity	2	138	119	343	97
Commercial	—	112	624	5	722
Consumer and other loans	6	—	33	25	21
	439	1,217	1,634	2,584	4,764
Recoveries:
Commercial	579	116	292	354	1,809
Real estate:
Construction, land and land development	250	8	42	—	2
1-4 family residential first mortgages	7	45	150	98	42
Home equity	87	99	236	22	29
Commercial	12	11	2	206	1
Consumer and other loans	14	4	24	30	22
	949	283	746	710	1,905
Net charge-offs (recoveries)	(510)	934	888	1,874	2,859
Provision for loan losses charged to operations	850	750	(850)	625	550
Balance at end of period	$14,967	$13,607	$13,791	$15,529	$16,778
Average loans outstanding	$1,213,429	$1,063,528	$949,775	$854,860	$849,115
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	(0.04)%	0.09%	0.09%	0.22%	0.34%
Ratio of allowance for loan losses to
average loans outstanding	1.23%	1.28%	1.45%	1.82%	1.98%
Ratio of allowance for loan losses to total
loans at the end of period	1.20%	1.15%	1.39%	1.67%	2.00%

Approximately $536 of the recoveries in 2015 related to two customers. Loan charge-offs in 2015 included a commercial loan for $200 related to one customer.

(dollars in thousands, except per share amounts)

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	As of December 31
	2015		2014		2013		2012		2011
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,369	27.97%	$4,415	26.75%	$4,199	26.00%	$4,116	30.41%	$4,409	30.47%
Real estate:
Construction, land
and land development	2,338	13.99%	2,151	13.04%	3,032	11.83%	4,616	13.14%	3,572	12.11%
1-4 family residential
first mortgages	508	4.12%	466	4.51%	613	5.07%	637	5.31%	1,215	7.53%
Home equity	481	1.74%	534	2.07%	403	2.54%	568	2.75%	832	3.15%
Commercial	7,254	51.63%	6,013	52.84%	5,485	53.63%	5,564	47.62%	6,667	46.01%
Consumer and other loans	17	0.55%	28	0.79%	59	0.93%	28	0.77%	83	0.73%
	$14,967	100.00%	$13,607	100.00%	$13,791	100.00%	$15,529	100.00%	$16,778	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management's assessment of economic factors that may influence potential losses in the loan portfolio.  Prior to 2013, the historical experience factor was calculated using a rolling 12-quarter average. In the fourth quarter of 2013, the calculation was modified to use an experience factor based on the highest losses calculated over a rolling 12, 16 or 20 quarter period. Management believes that using the highest of these time periods will self-select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative. As the experience factors continue to decline, management has increased the factors for other considerations during 2015 for commercial, commercial real estate, 1-4 family residential first mortgages, and construction, land and land development loans to maintain an adequate allowance for loan losses. This increased the portion of the allowance for loan losses related to loans collectively evaluated for impairment to 1.16 percent of loans collectively evaluated as of December 31, 2015 from 1.09 percent as of December 31, 2014. Using this methodology, management determined a provision for loan losses of $850 was required for the year ended December 31, 2015. The increase in the allowance for loan losses was primarily due to loan growth and increased factors for other considerations, as described above. Management believes the resulting allowance for loan losses as of December 31, 2015 was adequate to absorb the losses inherent in the loan portfolio.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $1,440,729 as of December 31, 2015, which was 13.4 percent higher than the total as of December 31, 2014. Approximately $27,000 of the increase was due to an increase in deposits of a significant deposit relationship with a related party. As of December 31, 2015, this significant deposit relationship maintained total deposit balances of approximately $157,000. The increases in noninterest-bearing demand, interest-bearing demand and savings account balances were due to the combination of business development efforts and normal fluctuations as corporate customers' liquidity needs vary at any given time. West Bank continues to offer the Insured Cash Sweep (ICS) interest-bearing checking and money market products, which is a reciprocal program providing FDIC insurance coverage for all participating deposits.

The volume of time deposits continued to drift lower during 2015 as interest rates remained at historic low levels and fewer customers were willing to lock in low rates for extended time periods. West Bank continues to offer the Certificate of Deposit Account Registry Service (CDARS) program, which made up approximately 37.3 percent of total time deposits at December 31, 2015. The CDARS program is a reciprocal program providing FDIC insurance coverage for all participating deposits.

Approximately 71 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed, even though time deposits are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. Interest rates offered on certain time deposits were increased in mid-December 2015 in conjunction with the Federal Reserve's increase in the targeted federal funds rate. In the event a substantial volume of time deposits are not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2015.

3 months or less	$23,427
Over 3 through 6 months	13,865
Over 6 through 12 months	17,124
Over 12 months	15,832
$70,248
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$420,842	—	$336,456	—	$312,648	—
Interest-bearing demand:
Reward Me checking	82,583	0.30%	77,178	0.35%	80,667	0.68%
Insured cash sweep	76,181	0.23%	75,720	0.23%	14,395	0.27%
Other interest-bearing demand	84,065	0.05%	77,452	0.05%	73,742	0.08%
Money market:
Insured cash sweep	130,339	0.23%	141,912	0.24%	122,031	0.26%
Other money market	376,226	0.14%	290,212	0.13%	297,530	0.20%
Savings	76,377	0.04%	73,528	0.05%	62,201	0.09%
Time deposits	128,899	0.65%	150,378	0.80%	168,050	1.07%
	$1,375,512		$1,222,836		$1,131,264
Management does not expect interest rates on interest-bearing deposits in 2016 to be significantly different from the average rates paid in 2015, unless the Federal Reserve significantly increases the targeted federal funds rate.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount, and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2015		2014		2013
	Balance	Rate	Balance	Rate	Balance	Rate
Subordinated notes	$20,619	3.72%	$20,619	3.39%	$20,619	3.41%
FHLB advances, net of discount	98,385	3.35%	96,888	2.90%	95,392	2.52%
Long-term debt	8,415	2.15%	12,676	2.08%	15,935	2.11%
Short-term borrowings	19,000	0.34%	66,000	0.28%	—	—
Federal funds purchased	2,760	0.12%	2,975	0.12%	16,622	0.26%
	$149,179	2.89%	$199,158	1.99%	$148,568	2.35%
The following tables set forth the average principal balance, net of any discount, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Subordinated notes	$20,619	3.42%	$20,619	3.65%	$20,619	3.45%
FHLB advances, net of discount	97,615	2.89%	96,113	2.73%	94,601	2.81%
Long-term debt	10,658	2.18%	14,196	2.09%	8,522	2.21%
Federal funds purchased and securities
sold under agreements to repurchase	4,915	0.18%	6,013	0.18%	53,137	0.16%
Short-term borrowings	12,886	0.29%	13,713	0.29%	1,240	0.29%
	$146,693	2.60%	$150,654	2.48%	$178,119	2.05%

	2015	2014	2013
Maximum amount outstanding during
the year:
Subordinated notes	$20,619	$20,619	$20,619
FHLB advances, net of discount	98,385	96,888	95,392
Long-term debt	12,676	15,935	16,765
Federal funds purchased and securities
sold under agreements to repurchase	16,530	26,240	75,762
Short-term borrowings	72,000	66,000	38,000
During December 2012, $80,000 of the FHLB advances were modified and converted to variable rate advances tied to the three- month LIBOR. At the same time, forward-starting interest rate swaps were put in place to limit the Company's exposure to market interest rate increases. Two of the interest rate swaps were terminated in 2015. The third interest rate swap became effective in December 2015. The remaining $25,000 FHLB advance is callable on a quarterly basis. The FHLB advances have maturity dates of 2018 through 2020.

On June 27, 2013, the Company borrowed $16,000 in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance the 2013 repurchase and cancellation of 1,440,592 shares of common stock. Also occurring during June 2013 was the purchase of commercial lots in Coralville for a new eastern Iowa main office. A portion of the land purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The decline in long-term debt includes $1,000 of prepayments in addition to the scheduled repayment terms of the agreements.

(dollars in thousands, except per share amounts)

The fluctuation in the balances of federal funds purchased and other short-term borrowings is dependent upon two factors. The first is the loan demand and investment strategy of downstream correspondent banks for federal funds purchased. The second is the fluctuation in the Company's liquidity needs, which from time to time may require the Company to draw on the federal funds purchased lines with our upstream correspondent banks or on overnight FHLB advances. Depending on which has the lower interest rate, the Company may utilize either source of funding. The Company had no securities sold under agreements to repurchase as of December 31, 2015 or 2014, as all customer repurchase agreements were migrated to the ICS interest-bearing demand deposit product prior to the end of 2013. The ICS product provides customers with FDIC insurance coverage by reciprocating deposit balances through a network of participating banks and eliminates the investment security pledging requirements of repurchase agreements and administration of the product.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of contractual obligations of the Company by maturity period as of December 31, 2015.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$115,807	$82,377	$28,403	$5,027	$—
Federal funds purchased	2,760	2,760	—	—	—
Short-term borrowings	19,000	19,000	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	25,000	80,000	—
Long-term debt	8,415	3,286	4,826	231	72
Noncancelable operating lease commitments	14,824	1,411	2,800	2,804	7,809
Purchase commitments	10,637	10,637	—	—	—
Total	$297,062	$119,471	$61,029	$88,062	$28,500

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $72,651 at December 31, 2015, compared to $39,781 as of December 31, 2014.  Liquid assets fluctuate as the liquidity needs of corporate customers vary at any given time.

(dollars in thousands, except per share amounts)

As of December 31, 2015, West Bank had additional borrowing capacity available from the FHLB of approximately $200,000. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding under those federal funds lines as of December 31, 2015.  Net cash from continuing operating activities contributed $31,042, $26,287 and $23,391 to liquidity for the years ended December 31, 2015, 2014 and 2013, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of December 31, 2015.

As of December 31, 2015, the Company had a commitment to purchase a building that it had previously leased for the operations of one of its branches. The purchase was completed in February 2016. The Company has also begun construction on a new office in Rochester, Minnesota. Total commitments for these facilities were $10,637 as of December 31, 2015.

The Company's total stockholders' equity increased to $152,377 as of December 31, 2015, from $140,175 as of December 31, 2014. The increase was primarily the result of net income, less dividends paid and a decrease in accumulated other comprehensive income. At December 31, 2015, tangible common equity as a percent of tangible assets was 8.71 percent compared to 8.68 percent as of December 31, 2014.

On April 22, 2015, the Board of Directors extended the Company's stock repurchase plan, which otherwise would have expired on that date. Management was authorized by the Board of Directors to purchase up to $2,000 of the Company's common stock over a twelve month period. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchase will depend on market conditions and other corporate considerations. The current authorization of the stock repurchase plan expires on April 22, 2016. No shares had been repurchased under this authorization as of December 31, 2015.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, and increased the minimum Tier 1 capital ratio requirement. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implemented a new capital conservation buffer. The final rules were effective for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. The Company and West Bank made the election to retain the existing treatment, which excludes accumulated other comprehensive income from regulatory capital amounts. As of December 31, 2015, the capital requirements included maintaining total capital to risk-weighted assets of at least 8.00 percent, Tier 1 capital to risk-weighted assets of at least 6.00 percent, Common Equity Tier 1 Capital to risk-weighted assets of at least 4.50 percent and a Tier 1 leverage ratio of at least 4.00 percent. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of December 31, 2015, the Company had a total risk-based capital ratio of 12.12 percent, a Tier 1 capital ratio of 11.15 percent, a Common Equity Tier 1 Capital ratio of 9.86 percent and a Tier 1 leverage ratio of 9.91 percent. As of December 31, 2015, West Bank had ratios of 11.32 percent, 10.35 percent, 10.35 percent and 9.20 percent, respectively. As these ratios indicate, the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2015, and West Bank's capital ratios were in excess of the requirements to be well-capitalized under prompt corrective action provisions.

Beginning in 2016, the additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2015, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk refers to the exposure arising from changes in interest rates.  Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2015 materially changed compared to 2014.

The Company's objectives are to manage interest rate risk to foster consistent growth of earnings and capital.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  To measure this risk, the Company uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Company’s assets and liabilities, and an earnings simulation approach.

The Company also maintains an Asset/Liability Committee which meets quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk. Measuring and managing interest rate risk is a dynamic process that management performs with the objective of maximizing net interest margin while maintaining interest rate risk within acceptable tolerances. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios. The Company engages a third party which utilizes a modeling program to measure the Company’s exposure to potential interest rate changes.  For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits.

The following table presents the estimated change in net interest income for one year under several scenarios of assumed interest rate changes for the rate shock levels shown. The net interest income in each scenario is based on parallel and permanent changes in the interest rates.

Scenario	% Change
300 basis points rising	4.18%
200 basis points rising	2.45%
100 basis points rising	0.80%
Base	—
As of December 31, 2015, the estimated effect of an immediate 300 basis point increase in interest rates could increase the Company's net interest income by approximately 4.18 percent, or $2,455 in 2016. The estimated effect of an immediate decrease in rates is not reasonably calculable due to the current historically low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short term as the change in market rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions.  The assumptions used in our interest rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual values may differ from those projections set forth above due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions.  Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

(dollars in thousands, except per share amounts)

Another measure of interest rate sensitivity is the gap ratio, which reflects the repricing characteristics of the Company’s assets and liabilities.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

The following table sets forth the estimated maturities, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2015.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Federal funds sold	$15,322	$—	$—	$—	$15,322
Investment securities:
Securities available for sale	16,426	33,374	136,502	134,412	320,714
Securities held to maturity	—	—	277	50,982	51,259
Federal Home Loan Bank stock	12,447	—	—	—	12,447
Loans	350,754	129,146	674,543	92,245	1,246,688
Total interest-earning assets	394,949	162,520	811,322	277,639	1,646,430
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand
and money markets	838,215	—	—	—	838,215
Time	32,609	49,714	33,484	—	115,807
Federal funds purchased	2,760	—	—	—	2,760
Other short-term borrowings	19,000	—	—	—	19,000
Long-term borrowings	74,545	71	52,731	72	127,419
Total interest-bearing liabilities	967,129	49,785	86,215	72	1,103,201
Interest sensitivity gap per period	$(572,180)	$112,735	$725,107	$277,567	$543,229
Cumulative interest sensitivity gap	$(572,180)	$(459,445)	$265,662	$543,229	$543,229
Interest sensitivity gap ratio	0.41	3.26	9.41	3,856.10	1.49
Cumulative interest sensitivity gap ratio	0.41	0.55	1.24	1.49	1.49
As of December 31, 2015, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.55, meaning that the Company is liability sensitive over the cumulative 12-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within this time frame are savings, money market and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2016, expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ RSM US LLP
Des Moines, Iowa
March 3, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets, statements of income, comprehensive income, stockholders' equity and cash flows of West Bancorporation, Inc. and subsidiary, and our report dated March 3, 2016, expressed an unqualified opinion.

/s/ RSM US LLP
Des Moines, Iowa
March 3, 2016

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2015 and 2014

(dollars in thousands)	2015	2014
ASSETS
Cash and due from banks	$57,329	$27,936
Federal funds sold	15,322	11,845
Cash and cash equivalents	72,651	39,781
Investment securities available for sale, at fair value	320,714	272,790
Investment securities held to maturity, at amortized cost (fair value of $51,918
and $51,501 at December 31, 2015 and 2014, respectively)	51,259	51,343
Federal Home Loan Bank stock, at cost	12,447	15,075
Loans	1,246,688	1,184,045
Allowance for loan losses	(14,967)	(13,607)
Loans, net	1,231,721	1,170,438
Premises and equipment, net	11,562	9,988
Accrued interest receivable	4,688	4,425
Bank-owned life insurance	32,834	32,107
Deferred tax assets, net	6,670	6,333
Other assets	4,094	13,553
Total assets	$1,748,640	$1,615,833

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$486,707	$362,827
Interest-bearing demand	267,824	241,722
Savings	570,391	527,277
Time of $250,000 or more	14,749	18,985
Other time	101,058	119,651
Total deposits	1,440,729	1,270,462
Federal funds purchased	2,760	2,975
Short-term borrowings	19,000	66,000
Subordinated notes	20,619	20,619
Federal Home Loan Bank advances, net of discount	98,385	96,888
Long-term debt	8,415	12,676
Accrued expenses and other liabilities	6,355	6,038
Total liabilities	1,596,263	1,475,658
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 50,000,000 shares; no shares issued and
outstanding at December 31, 2015 and 2014	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,064,435 and
16,018,734 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,000	3,000
Additional paid-in capital	20,067	18,971
Retained earnings	129,740	117,950
Accumulated other comprehensive income (loss)	(430)	254
Total stockholders' equity	152,377	140,175
Total liabilities and stockholders' equity	$1,748,640	$1,615,833

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands, except per share data)	2015	2014	2013
Interest income:
Loans, including fees	$52,556	$47,440	$44,992
Investment securities:
Taxable	4,363	4,938	5,173
Tax-exempt	3,147	2,878	2,457
Federal funds sold	81	45	119
Total interest income	60,147	55,301	52,741
Interest expense:
Deposits	2,185	2,426	3,413
Federal funds purchased and securities sold under agreements to repurchase	9	11	85
Short-term borrowings	37	40	4
Subordinated notes	705	754	711
Federal Home Loan Bank advances	2,825	2,628	2,657
Long-term debt	232	297	188
Total interest expense	5,993	6,156	7,058
Net interest income	54,154	49,145	45,683
Provision for loan losses	850	750	(850)
Net interest income after provision for loan losses	53,304	48,395	46,533
Noninterest income:
Service charges on deposit accounts	2,609	2,790	2,923
Debit card usage fees	1,830	1,764	1,787
Trust services	1,286	1,327	997
Revenue from residential mortgage banking	163	1,394	1,275
Increase in cash value of bank-owned life insurance	727	731	646
Gain (loss) on disposition of premises and equipment	(6)	1,069	(9)
Realized investment securities gains, net	47	223	—
Other income	1,547	998	875
Total noninterest income	8,203	10,296	8,494
Noninterest expense:
Salaries and employee benefits	16,065	16,086	15,757
Occupancy	4,105	4,165	3,906
Data processing	2,329	2,241	2,030
FDIC insurance	839	757	733
Other real estate owned	10	1,865	1,359
Professional fees	748	944	1,200
Director fees	881	714	584
Miscellaneous losses	30	329	736
Other expenses	5,061	4,901	4,511
Total noninterest expense	30,068	32,002	30,816
Income before income taxes	31,439	26,689	24,211
Income taxes	9,697	6,649	7,320
Net income	$21,742	$20,040	$16,891

Basic earnings per common share	$1.35	$1.25	$1.02
Diluted earnings per common share	$1.35	$1.25	$1.02
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)	2015	2014	2013
Net income	$21,742	$20,040	$16,891
Other comprehensive income (loss):
Unrealized gains on securities for which a portion of an other than temporary impairment has been recorded in earnings:
Unrealized holding gains arising during the period	—	1,828	516
Less: reclassification adjustment for net loss realized in net income	—	493	—
Income tax (expense)	—	(882)	(196)
Other comprehensive income on available for sale securities with
other than temporary impairment	—	1,439	320
Unrealized gains (losses) on securities without other than temporary impairment:
Unrealized holding gains (losses) arising during the period	(33)	8,201	(13,488)
Less: reclassification adjustment for net (gains) realized in net income	(47)	(716)	—
Less: reclassification adjustment for amortization of net unrealized gains on securities transferred from available for sale to held to maturity,
realized in interest income	(39)	(13)	—
Income tax (expense) benefit	45	(2,839)	5,125
Other comprehensive income (loss) on available for sale securities
without other than temporary impairment	(74)	4,633	(8,363)
Unrealized gains (losses) on derivatives arising during the period	(1,144)	(3,759)	4,159
Less: reclassification adjustment for net loss on derivatives realized in
net income	89	83	—
Less: reclassification adjustment for amortization of derivative
termination costs	71	—	—
Income tax (expense) benefit	374	1,396	(1,580)
Other comprehensive income (loss) on derivatives	(610)	(2,280)	2,579
Total other comprehensive income (loss)	(684)	3,792	(5,464)
Comprehensive income	$21,058	$23,832	$11,427

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015, 2014 and 2013

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$—	17,403,882	$3,000	$33,805	$95,856	$1,926	$134,587
Net income	—	—	—	—	16,891	—	16,891
Other comprehensive loss, net of tax	—	—	—	—	—	(5,464)	(5,464)
Cash dividends declared, $0.42 per common share	—	—	—	—	(6,995)	—	(6,995)
Repurchase and cancellation of common stock	—	(1,440,592)	—	(15,774)	—	—	(15,774)
Stock-based compensation costs	—	—	—	378	—	—	378
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	12,914	—	(14)	—	—	(14)
Excess tax benefits from vesting of restricted stock units	—	—	—	16	—	—	16
Balance, December 31, 2013	—	15,976,204	3,000	18,411	105,752	(3,538)	123,625
Net income	—	—	—	—	20,040	—	20,040
Other comprehensive income, net of tax	—	—	—	—	—	3,792	3,792
Cash dividends declared, $0.49 per common share	—	—	—	—	(7,842)	—	(7,842)
Stock-based compensation costs	—	—	—	633	—	—	633
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	42,530	—	(189)	—	—	(189)
Excess tax benefits from vesting of restricted stock units	—	—	—	116	—	—	116
Balance, December 31, 2014	—	16,018,734	3,000	18,971	117,950	254	140,175
Net income	—	—	—	—	21,742	—	21,742
Other comprehensive loss, net of tax	—	—	—	—	—	(684)	(684)
Cash dividends declared, $0.62 per common share	—	—	—	—	(9,952)	—	(9,952)
Stock-based compensation costs	—	—	—	1,166	—	—	1,166
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	45,701	—	(225)	—	—	(225)
Excess tax benefits from vesting of restricted stock units	—	—	—	155	—	—	155
Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$21,742	$20,040	$16,891
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	850	750	(850)
Net amortization and accretion	3,892	3,767	4,832
(Gain) loss on disposition of premises and equipment	6	(1,069)	9
Investment securities gains, net	(47)	(223)	—
Stock-based compensation	1,166	633	378
Gain on sale of loans held for sale	(14)	(1,247)	(1,083)
Proceeds from sales of loans held for sale	840	63,314	94,676
Originations of loans held for sale	—	(60,663)	(92,460)
(Gain) loss on sales of other real estate owned	8	2	(111)
Write-down of other real estate owned	—	1,786	1,341
Increase in cash value of bank-owned life insurance	(727)	(731)	(646)
Depreciation	921	853	786
Deferred income taxes	82	535	1,147
Excess tax benefits from vesting of restricted stock units	(155)	(116)	(16)
Change in assets and liabilities:
(Increase) in accrued interest receivable	(263)	(418)	(355)
(Increase) decrease in other assets	2,937	(450)	580
(Decrease) in accrued expenses and other liabilities	(196)	(476)	(1,728)
Net cash provided by operating activities	31,042	26,287	23,391
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	16,946	36,582	—
Proceeds from maturities and calls of securities available for sale	49,665	56,450	74,202
Purchases of securities available for sale	(116,824)	(67,770)	(143,384)
Purchases of Federal Home Loan Bank stock	(19,986)	(29,064)	(7,537)
Proceeds from redemption of Federal Home Loan Bank stock	22,614	25,840	7,475
Net increase in loans	(62,133)	(193,585)	(65,436)
Proceeds from sales of other real estate owned	2,227	2,103	1,744
Proceeds from sales of premises and equipment	—	3,013	—
Purchases of premises and equipment	(2,502)	(5,298)	(2,199)
Purchase of bank-owned life insurance	—	(5,000)	—
Proceeds from settlement of other assets	3,593	—	—
Net cash used in investing activities	(106,400)	(176,729)	(135,135)
Cash Flows from Financing Activities:
Net increase in deposits	170,267	106,620	29,266
Net (decrease) in federal funds purchased	(215)	(13,647)	(38,974)
Net increase (decrease) in short-term borrowings	(47,000)	66,000	—
Proceeds from long-term debt	—	—	16,000
Principal payments on long-term debt	(4,261)	(3,260)	(830)
Interest rate swap termination costs paid	(541)	—	—
Common stock dividends paid	(9,952)	(7,842)	(6,995)
Repurchase and cancellation of common stock	—	—	(15,774)
Restricted stock units withheld for payroll taxes	(225)	(189)	(14)
Excess tax benefits from vesting of restricted stock units	155	116	16
Net cash provided by (used in) financing activities	108,228	147,798	(17,305)
Net increase (decrease) in cash and cash equivalents	32,870	(2,644)	(129,049)
Cash and Cash Equivalents:
Beginning	39,781	42,425	171,474
Ending	$72,651	$39,781	$42,425

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$6,069	$6,166	$7,101
Income taxes	6,700	7,045	6,755

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$394	$179
Transfer of investment securities available for sale to investment
securities held to maturity	—	50,882	—
Transfer of investment securities available for sale to other
assets, sale not settled	—	3,593	—
Purchase of premises financed by issuance of long-term debt	—	—	765

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

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value and other than temporary impairment (OTTI) of financial instruments and the allowance for loan losses.

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank, West Bank's wholly-owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015), and West Bank's 99.99 percent owned subsidiary ICD IV, LLC (a community development partnership that was liquidated during the third quarter of 2014 because the underlying loan matured). All significant intercompany transactions and balances have been eliminated in consolidation.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities. In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Reclassification: Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholder's equity, to conform with current period presentation.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, fees for trust services and other miscellaneous banking related activities. This segment includes the Company, West Bank, and related elimination entries between the two, as the Company's operation is similar to that of West Bank.

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI).  OCI consists of the net change in unrealized gains and losses on the Company's securities available for sale, including the noncredit-related portion of unrealized gains (losses) of OTTI securities and the effective portion of the change in fair value of derivative instruments.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and federal funds sold to be cash and cash equivalents.  Cash inflows and outflows from loans and deposits are reported on a net basis.

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

The Company evaluates each of its investment securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI. When determining whether an investment security is OTTI, management assesses the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether: (a) it has the intent to sell the security, and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  In instances when a determination is made that an OTTI exists but management does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to its anticipated repayment or maturity, the OTTI is separated into: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the security (the credit loss); and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to the credit loss is recognized as a charge to earnings. The amount of the total OTTI related to all other factors is recognized in OCI. If the Company intends to sell or it is more likely than not that it will be required to sell a security with OTTI before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.

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

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Loans are charged off against the allowance for loan losses when management believes that collectability of the principal is unlikely.  While management uses the best information available to make its evaluations, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2015 and 2014, the balance of other real estate owned included in other assets was $0 and $2,235, respectively.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $209,920 as of December 31, 2015, compared to assets totaling $229,286 as of December 31, 2014.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments (which consist of interest rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company's consolidated balance sheet as other assets or other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. As of December 31, 2015, the Company had one cash flow hedging relationship, which was a derivative to hedge the exposure to variability in expected future cash flows. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and on a quarterly basis throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. The Company does not use derivatives for trading or speculative purposes.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in OCI, net of deferred taxes, and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. The Company assesses the effectiveness of the hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction.

Stock-based compensation: The West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders in 2012. The Plan is administered by the Compensation Committee of the Board of Directors. Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period using the fair value of the award at the time of the grant. The restricted stock unit (RSU) participants do not have dividend rights prior to vesting, so the fair value of nonvested RSUs is equal to the fair market value of the underlying common stock at the grant date, reduced by the present value of the dividends expected to be paid on the underlying shares during the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation, since all RSUs are expected to vest and no forfeitures have occurred as of December 31, 2015.

Deferred compensation: On October 24, 2012, the Company's Board of Directors adopted the West Bancorporation, Inc. Deferred Compensation Plan (the Plan). The Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. The Plan became effective on January 1, 2013, and provides an opportunity for eligible participants, including directors and key officers of the Company, to voluntarily defer receipt of a portion of their respective cash compensation. The amount of compensation to be deferred by each individual participating in the Plan, if any, is determined in accordance with the Plan based on each participant's election. Additionally, the Company has the right to make discretionary contributions under the Plan on behalf of participants, though the Company has no intention at this time of making such Company contributions. Deferred compensation under the Plan is payable on a date or dates selected by each participant at the time of enrollment, subject to change in certain specified circumstances. In the event of a change in control of the Company, any amounts deferred by a participant will be distributed to the participant in a lump sum upon the change in control, and any Company contributions will be distributed in accordance with the participant's elections. As of December 31, 2015, no individuals had chosen to participate in the Plan.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-01, Leases (Topic 842). The guidance in this update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013, is presented below.

	2015	2014	2013
Net income	$21,742	$20,040	$16,891

Weighted average common shares outstanding	16,050	16,004	16,582
Weighted average effect of restricted stock units outstanding	46	38	47
Diluted weighted average common shares outstanding	16,096	16,042	16,629

Basic earnings per common share	$1.35	$1.25	$1.02
Diluted earnings per common share	$1.35	$1.25	$1.02
The Company had 139,500 shares of unvested restricted stock as of December 31, 2015 that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.  There were no anti-dilutive shares of unvested restricted stock as of December 31, 2014 and 2013.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 3. Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of December 31, 2015 and 2014.

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,551	$141	$—	$2,692
State and political subdivisions	71,431	1,669	(21)	73,079
Collateralized mortgage obligations (1)	133,414	491	(1,290)	132,615
Mortgage-backed securities (1)	101,299	485	(696)	101,088
Trust preferred security	1,773	—	(668)	1,105
Corporate notes and equity securities	10,130	61	(56)	10,135
	$320,598	$2,847	$(2,731)	$320,714

Securities held to maturity:
State and political subdivisions	$51,259	$883	$(224)	$51,918

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$12,626	$204	$(10)	$12,820
State and political subdivisions	51,234	1,286	(161)	52,359
Collateralized mortgage obligations (1)	126,430	856	(1,416)	125,870
Mortgage-backed securities (1)	65,813	624	(284)	66,153
Trust preferred security	1,763	—	(845)	918
Corporate notes and equity securities	14,729	66	(125)	14,670
	$272,595	$3,036	$(2,841)	$272,790

Securities held to maturity:
State and political subdivisions	$51,343	$344	$(186)	$51,501

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

Investment securities with an amortized cost of approximately $78,553 and $4,805 as of December 31, 2015 and 2014, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation. The increase in the amount of pledged investment securities as of December 31, 2015 compared to December 31, 2014 was primarily due to an increase in public fund deposits.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of December 31, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories in the following maturity summary. Equity securities have no maturity date.

	2015
	Amortized Cost	Fair Value
Due in one year or less	$1,006	$1,017
Due after one year through five years	18,976	19,283
Due after five years through ten years	27,565	28,251
Due after ten years	36,854	36,939
	84,401	85,490
Collateralized mortgage obligations and mortgage-backed securities	234,713	233,703
Equity securities	1,484	1,521
	$320,598	$320,714
The amortized cost and fair value of investment securities held to maturity as of December 31, 2015, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	2015
	Amortized Cost	Fair Value
Due after one year through five years	$277	$272
Due after five years through ten years	16,570	16,754
Due after ten years	34,412	34,892
	$51,259	$51,918
The details of the sales of investment securities for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table.

	2015	2014	2013
Proceeds from sales	$16,946	$36,582	$—
Gross gains on sales	54	1,050	—
Gross losses on sales	7	827	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2015 and 2014.

	2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	321	(1)	2,053	(20)	2,374	(21)
Collateralized mortgage obligations	53,043	(449)	38,286	(841)	91,329	(1,290)
Mortgage-backed securities	67,662	(600)	7,200	(96)	74,862	(696)
Trust preferred security	—	—	1,105	(668)	1,105	(668)
Corporate notes and equity securities	4,500	(56)	—	—	4,500	(56)
	$125,526	$(1,106)	$48,644	$(1,625)	$174,170	$(2,731)

Securities held to maturity:
State and political subdivisions	$2,832	$(42)	$7,341	$(182)	$10,173	$(224)

	2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government agencies and corporations	$10,039	$(10)	$—	$—	$10,039	$(10)
State and political subdivisions	6,614	(90)	5,887	(71)	12,501	(161)
Collateralized mortgage obligations	17,283	(87)	53,318	(1,329)	70,601	(1,416)
Mortgage-backed securities	15,184	(101)	17,126	(183)	32,310	(284)
Trust preferred security	—	—	918	(845)	918	(845)
Corporate notes and equity securities	4,581	(23)	2,881	(102)	7,462	(125)
	$53,701	$(311)	$80,130	$(2,530)	$133,831	$(2,841)

Securities held to maturity:
State and political subdivisions	$13,048	$(186)	$—	$—	$13,048	$(186)
As of December 31, 2015, the available for sale and held to maturity investment securities with unrealized losses that have existed for longer than one year included 21 state and political subdivision securities, 11 collateralized mortgage obligations, two mortgage-backed securities and one trust preferred security.

The Company believes the unrealized losses on investments available for sale and held to maturity as of December 31, 2015, were due to market conditions, rather than reduced estimated cash flows.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI as of December 31, 2015.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2015 and 2014.

	2015	2014
Commercial	$349,051	$316,908
Real estate:
Construction, land and land development	174,602	154,490
1-4 family residential first mortgages	51,370	53,497
Home equity	21,749	24,500
Commercial	644,176	625,938
Consumer and other loans	6,801	9,318
	1,247,749	1,184,651
Net unamortized fees and costs	(1,061)	(606)
	$1,246,688	$1,184,045
The loan portfolio included $836,619 and $770,982 of fixed rate loans and $411,130 and $413,669 of variable rate loans as of December 31, 2015 and 2014, respectively.

Real estate loans of approximately $590,000 were pledged as security for FHLB advances as of December 31, 2015 and 2014.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2015 and 2014.

	2015	2014
Balance, beginning of year	$129,780	$93,612
New loans	37,049	40,331
Repayments	(28,123)	(4,163)
Balance, end of year	$138,706	$129,780

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents the TDR loans by segment as of December 31, 2015 and 2014.

	2015	2014
Troubled debt restructured loans (1):
Commercial	$102	$—
Real estate:
Construction, land and land development	60	376
1-4 family residential first mortgages	86	86
Home equity	—	—
Commercial	445	557
Consumer and other loans	—	—
Total troubled debt restructured loans	$693	$1,019

(1)	There were three TDR loans as of December 31, 2015 and two TDR loans as of December 31, 2014, with balances of $613 and $643, respectively, included in the nonaccrual category.

There were three loan modifications considered to be TDR that occurred during the year ended December 31, 2015, no loan modifications considered to be TDR that occurred during the year ended December 31, 2014, and one loan modification considered to be TDR that occurred during the year ended December 31, 2013. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2015, 2014 and 2013, totaled $149, $0 and $31, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

The recorded investment in TDR loans that have been modified within the twelve months ended December 31, 2015, 2014 and 2013, which have subsequently had a payment default, totaled $110, $0 and $31, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$164	$310	$—
Real estate:
Construction, land and land development	60	663	—	376	978	—
1-4 family residential first mortgages	352	360	—	257	257	—
Home equity	—	—	—	—	—	—
Commercial	482	482	—	557	557	—
Consumer and other	—	—	—	—	—	—
	894	1,505	—	1,354	2,102	—
With an allowance recorded:
Commercial	142	142	142	292	292	150
Real estate:
Construction, land and land development	—	—	—	825	825	200
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	270	270	270	229	229	229
Commercial	155	155	155	172	172	172
Consumer and other	—	—	—	—	—	—
	567	567	567	1,518	1,518	751
Total:
Commercial	142	142	142	456	602	150
Real estate:
Construction, land and land development	60	663	—	1,201	1,803	200
1-4 family residential first mortgages	352	360	—	257	257	—
Home equity	270	270	270	229	229	229
Commercial	637	637	155	729	729	172
Consumer and other	—	—	—	—	—	—
Total impaired loans	$1,461	$2,072	$567	$2,872	$3,620	$751

The balance of impaired loans at December 31, 2015 was composed of loans to 13 different borrowers, and the balance of impaired loans at December 31, 2014 was composed of loans to 11 different borrowers.  As of December 31, 2015, 9 of the borrowers, comprising $1,274 of total impaired loans, were also considered impaired as of December 31, 2014. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2015, 2014 and 2013.

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$116	$—	$271	$—	$206	$9
Real estate:
Construction, land and
land development	259	10	397	15	1,475	17
1-4 family residential first mortgages	311	1	355	7	574	1
Home equity	—	—	7	—	2	—
Commercial	952	—	674	6	1,759	7
Consumer and other	2	—	—	—	5	—
	1,640	11	1,704	28	4,021	34
With an allowance recorded:
Commercial	204	2	544	11	3,468	85
Real estate:
Construction, land and
land development	190	6	1,423	66	3,299	165
1-4 family residential first mortgages	—	—	144	—	183	8
Home equity	237	—	125	—	239	11
Commercial	164	—	54	—	798	44
Consumer and other	—	—	—	—	—	—
	795	8	2,290	77	7,987	313
Total:
Commercial	320	2	815	11	3,674	94
Real estate:
Construction, land and
land development	449	16	1,820	81	4,774	182
1-4 family residential first mortgages	311	1	499	7	757	9
Home equity	237	—	132	—	241	11
Commercial	1,116	—	728	6	2,557	51
Consumer and other	2	—	—	—	5	—
Total impaired loans	$2,435	$19	$3,994	$105	$12,008	$347
Interest income forgone on impaired loans was $128, $136 and $333, respectively, during the years ended December 31, 2015, 2014 and 2013.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2015 and 2014.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1	$38	$—	$39	$348,870	$142	$349,051
Real estate:
Construction, land and
land development	—	—	—	—	174,602	—	174,602
1-4 family residential
first mortgages	317	—	—	317	50,721	332	51,370
Home equity	—	—	—	—	21,479	270	21,749
Commercial	—	—	—	—	643,539	637	644,176
Consumer and other	—	—	—	—	6,801	—	6,801
Total	$318	$38	$—	$356	$1,246,012	$1,381	$1,247,749

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$34	$—	$—	$34	$316,528	$346	$316,908
Real estate:
Construction, land and
land development	—	—	—	—	154,490	—	154,490
1-4 family residential
first mortgages	—	—	—	—	53,240	257	53,497
Home equity	14	—	—	14	24,257	229	24,500
Commercial	1,500	—	—	1,500	623,709	729	625,938
Consumer and other	—	—	—	—	9,318	—	9,318
Total	$1,548	$—	$—	$1,548	$1,181,542	$1,561	$1,184,651

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2015 and 2014.

	December 31, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,650	$2,936	$1,465	$—	$349,051
Real estate:
Construction, land and land development	173,373	—	1,229	—	174,602
1-4 family residential first mortgages	50,375	517	478	—	51,370
Home equity	21,401	68	280	—	21,749
Commercial	619,608	22,977	1,591	—	644,176
Consumer and other	6,786	—	15	—	6,801
Total	$1,216,193	$26,498	$5,058	$—	$1,247,749

	December 31, 2014
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$309,704	$6,268	$936	$—	$316,908
Real estate:
Construction, land and land development	151,258	993	2,239	—	154,490
1-4 family residential first mortgages	52,574	536	387	—	53,497
Home equity	23,958	218	324	—	24,500
Commercial	614,974	7,467	3,497	—	625,938
Consumer and other	9,318	—	—	—	9,318
Total	$1,161,786	$15,482	$7,383	$—	$1,184,651
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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2015, 2014 and 2013.

	2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(408)	—	(23)	(2)	—	(6)	(439)
Recoveries	579	250	7	87	12	14	949
Provision (1)	(217)	(63)	58	(138)	1,229	(19)	850
Ending balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967

	2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(836)	—	(131)	(138)	(112)	—	(1,217)
Recoveries	116	8	45	99	11	4	283
Provision (1)	936	(889)	(61)	170	629	(35)	750
Ending balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607

	2013
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,116	$4,616	$637	$568	$5,564	$28	$15,529
Charge-offs	(742)	—	(116)	(119)	(624)	(33)	(1,634)
Recoveries	292	42	150	236	2	24	746
Provision (1)	533	(1,626)	(58)	(282)	543	40	(850)
Ending balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791

(1)
The negative provisions for the various segments are either related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2015 and 2014.

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$—	$—	$270	$155	$—	$567
Collectively evaluated for impairment	4,227	2,338	508	211	7,099	17	14,400
Total	$4,369	$2,338	$508	$481	$7,254	$17	$14,967

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$150	$200	$—	$229	$172	$—	$751
Collectively evaluated for impairment	4,265	1,951	466	305	5,841	28	12,856
Total	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2015 and 2014.

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$60	$352	$270	$637	$—	$1,461
Collectively evaluated for impairment	348,909	174,542	51,018	21,479	643,539	6,801	1,246,288
Total	$349,051	$174,602	$51,370	$21,749	$644,176	$6,801	$1,247,749

	December 31, 2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$456	$1,201	$257	$229	$729	$—	$2,872
Collectively evaluated for impairment	316,452	153,289	53,240	24,271	625,209	9,318	1,181,779
Total	$316,908	$154,490	$53,497	$24,500	$625,938	$9,318	$1,184,651

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2015 and 2014.

	2015	2014
Land	$2,823	$2,789
Buildings	5,305	3,954
Leasehold improvements	3,661	3,243
Furniture and equipment	5,793	5,525
	17,582	15,511
Accumulated depreciation	6,020	5,523
	$11,562	$9,988

Note 6. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2015.

2016	$82,377
2017	14,141
2018	14,262
2019	2,663
2020	2,364
$115,807
Time deposits as of December 31, 2015 and 2014, included $43,161 and $52,114, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2015 and 2014, were $73,639 and $87,867, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $87,556 and $157,086, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Note 7. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company's common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer's option. The interest rate is a variable rate based on the three-month LIBOR plus 3.05 percent. At December 31, 2015, the interest rate was 3.65 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2015, including amortization of the discount fee, was 3.72 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company's indebtedness and senior to the Company's common stock. In addition, the junior subordinated debentures qualify as Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 8. Federal Home Loan Bank Advances and Short-term Borrowings

The following table presents the terms of all FHLB long-term advances as of December 31, 2015 and 2014.

		December 31, 2015			December 31, 2014
Maturity		Interest	Effective		Interest	Effective
Date	Variable/Fixed	Rate	Rate (1)	Balance	Rate	Rate (1)	Balance
1/29/2018	Fixed (2)	2.70%	2.70%	$25,000	2.70%	2.70%	$25,000
12/23/2019	Variable	0.86%	2.83%	25,000	0.54%	3.94%	25,000
6/22/2020	Variable	0.88%	3.02%	25,000	0.56%	2.40%	25,000
9/21/2020	Variable	0.88%	4.44%	30,000	0.56%	2.48%	30,000
				105,000			105,000
Discount for modification				(6,615)			(8,112)
Total FHLB advances, net of discount				$98,385			$96,888

(1)	The effective interest rate for the variable rate advances includes the effects of the discount fee amortization and interest rate swaps.

(2)	Callable quarterly.

Three of the FHLB advances totaling $80,000 were modified on December 21, 2012 to extend their terms and to convert the borrowings to a variable rate that is tied to three-month LIBOR. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2015, 2014 and 2013, the Company amortized $1,497, $1,496 and $1,502, respectively, of interest expense related to the discount. Interest is payable quarterly on the FHLB advances. The Company also has an interest rate swap contract that effectively converts the $30,000 variable rate advance to a fixed rate advance. See Note 10 for additional information on the interest rate swaps.
Short-term borrowings consist of FHLB overnight advances. The balances outstanding as of December 31, 2015 and 2014 were $19,000 and $66,000, respectively.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy. West Bank had additional borrowing capacity of approximately $200,000 at FHLB as of December 31, 2015.

As of December 31, 2015, West Bank had arrangements to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks' normal terms.  The lines have no stated expiration date.  As of December 31, 2015, there were no amounts outstanding under these arrangements.

Note 9. Long-Term Debt

On June 27, 2013, the Company borrowed $16,000 from a commercial bank in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR, which totaled 2.19 percent as of December 31, 2015. The proceeds were used to finance the repurchase and cancellation of 1,440,592 shares of common stock discussed in Note 14. In the event that the Company defaults under the note, the interest rate would increase by an additional 5.00 percent. The outstanding balance on the note was $7,800 and $12,000 as of December 31, 2015 and 2014, respectively. The note is secured by a pledge of certain Company assets, including the stock of West Bank.

During June 2013, the Company purchased two commercial lots in Coralville, Iowa for construction of a new eastern Iowa main office. A portion of the purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The outstanding balance on the contract as of December 31, 2015 and 2014 was $615 and $676, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Future required principal payments for long-term debt as of December 31, 2015 are shown in the table below.

2016	$3,286
2017	3,312
2018	1,514
2019	115
2020	116
Thereafter	72
$8,415
Note 10. Derivatives

The Company uses interest rate swap agreements to manage the interest rate risk related to the variability of interest payments. The Company has variable rate FHLB advances and junior subordinated notes, which create exposure to variability in interest payments due to changes in interest rates. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

In 2012 and 2013, the Company entered into forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of the forward-starting dates. The swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying debt with quarterly interest rate reset dates. Three interest rate swaps, with a total notional amount of $70,000, have been terminated, subject to termination fees totaling $541. The termination fees will be reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through June 2020. The remaining interest rate swap, with a notional amount of $30,000, became effective in December 2015.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 18 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2015, 2014 and 2013, and the Company estimates there will be approximately $601 of cash payments and reclassification from AOCI to interest expense through December 31, 2016. The Company will continue to assess the effectiveness of the remaining hedge on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreement contains language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. The Company had pledged $740 of collateral to the counterparty as of December 31, 2015. The Company was not required to pledge any collateral to the counterparty as of December 31, 2014.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of December 31, 2015 and 2014.

Interest Rate Swaps	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2015	$30,000	$774	Other Liabilities	0.88%	2.52%	9/21/2020

December 31, 2014	$80,000	$261	Other Liabilities	0.54%-0.56%	2.10%-2.52%	12/23/2019 - 9/21/2020
The following table identifies the pretax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2015, 2014 and 2013.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pretax Loss
	Recognized in		Amount of		Amount of
Interest Rate Swaps	OCI	Category	Gain (Loss)	Category	Gain (Loss)
2015	$(1,144)	Interest Expense	$(160)	Other Income	$—

2014	$(3,759)	Interest Expense	$(83)	Other Income	$—

2013	$4,159	Interest Expense	$—	Other Income	$—
Note 11. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2012 through 2015 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized no material income tax related interest or penalties.  No accrued interest or penalties are included in accrued tax expense in the balance sheets as of December 31, 2015 and 2014.

The following table shows the components of income taxes for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Current:
Federal	$8,057	$4,838	$5,097
State	1,558	1,276	1,076
Deferred:
Federal	112	608	1,044
State	(30)	(73)	103
Income taxes	$9,697	$6,649	$7,320

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Total income taxes for the years ended December 31, 2015, 2014 and 2013, differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as shown in the following table.

	2015		2014		2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$11,004	35.0%	$9,341	35.0%	$8,474	35.0%
State income tax expense, net of
federal income tax benefit	957	3.0	596	2.2	687	2.8
Tax-exempt interest income	(1,786)	(5.7)	(1,525)	(5.7)	(1,331)	(5.5)
Nondeductible interest expense to
own tax-exempt securities	43	0.1	42	0.2	46	0.2
Tax-exempt increase in cash value of
life insurance	(254)	(0.8)	(256)	(1.0)	(226)	(1.0)
Utilization of capital loss carryforwards	(130)	(0.4)	(1,318)	(4.9)	—	—
Low income housing tax credits	(275)	(0.9)	(160)	(0.6)	(79)	(0.3)
New markets tax credit	—	—	—	—	(273)	(1.1)
Other, net	138	0.5	(71)	(0.3)	22	0.1
Income taxes	$9,697	30.8%	$6,649	24.9%	$7,320	30.2%
Net deferred tax assets consisted of the following components as of December 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
Allowance for loan losses	$5,687	$5,171
Net unrealized losses on interest rate swaps	473	99
Intangibles	771	1,079
Other real estate owned	—	367
Accrued expenses	898	891
Restricted stock unit compensation	358	184
State net operating loss carryforward	1,183	1,100
Capital loss carryforward	355	797
Other	34	46
	9,759	9,734
Deferred tax liabilities:
Net deferred loan fees and costs	350	334
Net unrealized gains on securities available for sale	210	255
Premises and equipment	674	565
Other	317	350
	1,551	1,504
Net deferred tax assets before valuation allowance	8,208	8,230
Valuation allowance for deferred tax assets	(1,538)	(1,897)
Net deferred tax assets	$6,670	$6,333

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company has approximately $19,723 of state net operating loss carryforwards available to offset future state taxable income.  The Company has approximately $866 of federal and state capital loss carryforwards available to offset future capital gains. The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and federal and state capital loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2019 and thereafter. Federal and state capital loss carryforwards of $372 were utilized in 2015, and federal and state capital loss carryforwards of $705 expired in 2015. The remaining federal and state capital loss carryforwards expire in 2016. The valuation allowance for deferred tax assets declined by $359 from December 31, 2014 to December 31, 2015. Of this change, $153 was related to the utilization of federal and state capital loss carryforwards, which had been fully reserved, $289 related to the expiration of the same carryforwards and $(83) related to state net operating loss carryforwards generated in 2015.

Note 12. Stock Compensation Plans

The West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders in April 2012 as a means to attract, retain and reward selected participants. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2015 and 2014, 437,022 and 564,857 shares, respectively, of the Company's common stock remained available for future awards under the 2012 Plan.

Under the 2012 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2015 under the 2012 Plan were at no cost to the participants, and the participants will not be entitled to dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant's termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	179,699	$13.39	130,337	$10.50	66,793	$9.74
Granted	139,500	19.59	104,750	15.30	77,500	11.10
Vested	(57,366)	13.23	(55,388)	10.20	(13,956)	10.17
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	261,833	$16.67	179,699	$13.39	130,337	$10.50
The fair value of restricted stock unit awards that vested during 2015 and 2014 was $1,118 and $818, respectively. Total compensation costs recorded for the RSUs were $1,166, $633, and $378 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $3,000 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 3.1 years.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 13. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  Matching and discretionary contributions are determined annually by the Board of Directors.  The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent for the years ended December 31, 2015, 2014 and 2013.  Total matching and discretionary contribution expense for the years ended December 31, 2015, 2014 and 2013, totaled $960, $964 and $913, respectively.

As of December 31, 2015 and 2014, the plan held 328,206 and 325,957 shares, respectively, of the Company's common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

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

On April 22, 2015, the Board of Directors extended a stock repurchase plan which authorized management to purchase up to $2,000 of the Company's common stock over a twelve month period. The authorization does not require such purchases and is subject to certain restrictions. Shares of Company common stock may be repurchased on the open market or in privately negotiated transactions. The extent to which the shares are repurchased and the timing of such repurchases will depend on market conditions and other corporate considerations. No shares had been repurchased under the authorization as of December 31, 2015.

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2015, 2014 and 2013.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2012	$(1,759)	$4,146	$(461)	$1,926
Current period, other comprehensive income (loss)	320	(8,363)	2,579	(5,464)
Balance, December 31, 2013	(1,439)	(4,217)	2,118	(3,538)
Other comprehensive income (loss) before
reclassifications	1,133	5,085	(2,331)	3,887
Amounts reclassified from accumulated other
comprehensive income	306	(452)	51	(95)
Current period other comprehensive income (loss)	1,439	4,633	(2,280)	3,792
Balance, December 31, 2014	—	416	(162)	254
Other comprehensive income (loss) before
reclassifications	—	(21)	(709)	(730)
Amounts reclassified from accumulated other
comprehensive income	—	(53)	99	46
Current period other comprehensive income (loss)	—	(74)	(610)	(684)
Balance, December 31, 2015	$—	$342	$(772)	$(430)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2015.

The Company's and West Bank's capital amounts and ratios are presented in the following table as of December 31, 2015 and 2014.

Preliminary	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$187,790	12.12%	$123,979	8.00%	N/A	N/A
West Bank	174,450	11.32	123,279	8.00	$154,099	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	172,807	11.15	92,984	6.00	N/A	N/A
West Bank	159,467	10.35	92,460	6.00	123,279	8.00

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,807	9.86	69,738	4.50	N/A	N/A
West Bank	159,467	10.35	69,345	4.50	100,164	6.50

Tier 1 Capital (to Average Assets)
Consolidated	172,807	9.91	69,764	4.00	N/A	N/A
West Bank	159,467	9.20	69,352	4.00	86,690	5.00

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets)
Consolidated	$173,448	12.81%	$108,281	8.00%	N/A	N/A
West Bank	163,253	12.19	107,099	8.00	$133,874	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	159,841	11.81	54,140	4.00	N/A	N/A
West Bank	149,646	11.18	53,549	4.00	80,324	6.00

Tier 1 Capital (to Average Assets)
Consolidated	159,841	10.17	62,848	4.00	N/A	N/A
West Bank	149,646	9.62	62,203	4.00	77,754	5.00

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The Company and West Bank made the election to retain the existing treatment, which excludes AOCI from regulatory capital amounts. The final rules took effect for the Company and West Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50 percent. A banking organization with a conservation buffer of less than 2.50 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of December 31, 2015, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all banks by applicable law.

The Company's tangible common equity ratio was 8.71 percent and 8.68 percent at December 31, 2015 and 2014, respectively.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2015 and 2014, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,741, $1,823 and $1,775, for the years ended December 31, 2015, 2014 and 2013, respectively.

Total estimated minimum rental commitments were as follows as of December 31, 2015.

2016	$1,411
2017	1,400
2018	1,400
2019	1,402
2020	1,402
Thereafter	7,809
$14,824
The commitments above exclude a leased branch facility for which the Company entered into a purchase agreement on December 31, 2015. The Company purchased the building for $4,512 in February 2016.

During 2015, the Company began construction on a new office in Rochester, Minnesota. Progress billings of approximately $455 have been paid on the $6,580 contract through December 31, 2015.

The Company had commitments to invest in qualified affordable housing projects totaling $4,292 and $4,556 as of December 31, 2015 and 2014, respectively.

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $4,579 and $3,742 as of December 31, 2015 and 2014, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Financial instruments with off-balance-sheet risk:  The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of December 31, 2015 and 2014.

	2015	2014
Commitments to extend credit	$558,633	$441,124
Standby letters of credit	8,720	14,595
	$567,353	$455,719
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $15,206 at December 31, 2015, expire within ten years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2015 and 2014, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bank has executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At December 31, 2015, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $343. The outstanding balance of mortgage loans sold under the MPF Program was $139,152 and $164,750 at December 31, 2015 and 2014, respectively.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market areas (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area, a 30-mile radius of the Iowa City, Iowa, metropolitan area and a 30-mile radius of the Rochester, Minnesota, metropolitan area).  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers. Approximately 45 percent of the securities issued by state and political subdivisions involve governmental entities within the state of Iowa. The remaining securities issued by state and political subdivisions were issued by government entities in 17 other states with similar credit risks.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Contingencies:  On September 29, 2010, West Bank was sued in a class action lawsuit filed in the Iowa District Court for Polk County. Plaintiffs, Darla and Jason T. Legg, asserted nonsufficient funds fees charged by West Bank on debit card transactions were usurious under the Iowa Consumer Credit Code and that the sequence West Bank formerly used to post debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs sought alternative remedies including injunctive relief, damages (including treble damages), punitive damages, refund of bank fees, and attorney fees. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of Plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. On January 22, 2016, the Iowa Supreme Court filed two opinions that affirmed and reversed parts of the trial court rulings. The court reversed the trial court by holding the Iowa Consumer Credit Code usury claim and an unjust enrichment claim should be dismissed. Certification of classes on those claims was also reversed. The court affirmed the trial court by holding that the Plaintiffs can proceed with a breach of express contract claim based on a 2006 change in debit card payment sequencing coupled with the alleged lack of notice concerning that change. West Bank believes it has additional defenses to this claim and intends to continue vigorously defending the action after it is remanded to the district court. The amount of potential loss, if any, cannot now be reasonably estimated due to significant additional unresolved factual and legal issues that must be determined through further proceedings.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2015 or 2014.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities and one trust preferred security. The Company currently holds no investment securities classified as Level 3.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2015 and 2014.

	2015
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,692	$—	$2,692	$—
State and political subdivisions	73,079	—	73,079	—
Collateralized mortgage obligations	132,615	—	132,615	—
Mortgage-backed securities	101,088	—	101,088	—
Trust preferred security	1,105	—	1,105	—
Corporate notes and equity securities	10,135	9,835	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$774	$—	$774	$—

	2014
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$12,820	$—	$12,820	$—
State and political subdivisions	52,359	—	52,359	—
Collateralized mortgage obligations	125,870	—	125,870	—
Mortgage-backed securities	66,153	—	66,153	—
Trust preferred security	918	—	918	—
Corporate notes and equity securities	14,670	14,370	300	—

Financial liabilities:
Derivative instruments, interest rate swaps	$261	$—	$261	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014 and 2013. The activity in the table consists of one pooled trust preferred security, which was sold in December 2014.

Investment securities available for sale:	2015	2014	2013
Beginning balance	$—	$1,850	$1,334
Transfer into Level 3	—	—	—
Total gains or (losses):
Included in earnings	—	(493)	—
Included in other comprehensive income	—	2,321	516
Sale of security	—	(3,593)	—
Principal payments	—	(85)	—
Ending balance	$—	$—	$1,850
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present those assets carried on the balance sheet by caption and by level within the valuation hierarchy as of December 31, 2015 and 2014.

	2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$98	$—	$—	$98
Other real estate owned	—	—	—	—

	2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$1,266	$—	$—	$1,266
Other real estate owned	2,235	—	—	2,235
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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2015 and 2014.

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$98	Evaluation of collateral	Estimation of value	NM*

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Average)
Impaired loans	$1,266	Evaluation of collateral	Estimation of value	NM*
Other real estate owned	2,235	Appraisal	Appraisal adjustment	0.0% - 25.0% (25.0%)
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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and liabilities are discussed below.

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

Deposits: The carrying amounts for demand and savings deposits, which represent the amounts payable on demand, approximate their fair values.  The fair values for time deposits are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered on time deposits with similar terms.

Accrued interest receivable and payable: The fair values of both accrued interest receivable and payable approximate their carrying amounts.

Borrowings: The carrying amounts of federal funds purchased, short-term borrowings, variable rate FHLB advances and variable rate long-term borrowings approximate their fair values.  Fair values of subordinated notes, fixed rate FHLB advances and other long-term borrowings are estimated using a discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit: The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2015 and 2014.

		2015		2014
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$57,329	$57,329	$27,936	$27,936
Federal funds sold	Level 1	15,322	15,322	11,845	11,845
Investment securities available for sale	See previous table	320,714	320,714	272,790	272,790
Investment securities held to maturity	Level 2	51,259	51,918	51,343	51,501
Federal Home Loan Bank stock	Level 1	12,447	12,447	15,075	15,075
Loans, net (1)	Level 2	1,231,721	1,235,336	1,170,438	1,199,832
Accrued interest receivable	Level 1	4,688	4,688	4,425	4,425
Financial liabilities:
Deposits	Level 2	$1,440,729	$1,440,762	$1,270,462	$1,270,987
Federal funds purchased	Level 1	2,760	2,760	2,975	2,975
Short-term borrowings	Level 1	19,000	19,000	66,000	66,000
Subordinated notes	Level 2	20,619	11,908	20,619	13,330
Federal Home Loan Bank advances, net	Level 2	98,385	98,812	96,888	96,312
Long-term debt	Level 2	8,415	8,324	12,676	12,571
Accrued interest payable	Level 1	343	343	419	419
Interest rate swaps	Level 2	774	774	261	261
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1)	All loans are Level 2 except impaired loans of $98 and $1,266 as of December 31, 2015 and 2014, respectively, which are Level 3.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2015 and 2014
	2015	2014
ASSETS
Cash	$13,775	$8,792
Investment in West Bank	159,038	149,980
Investment in West Bancorporation Capital Trust I	619	619
Premises, net	7,898	6,652
Other assets	355	7,632
Total assets	$181,685	$173,675

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$274	$205
Subordinated notes	20,619	20,619
Long-term debt	8,415	12,676
Total liabilities	29,308	33,500
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	20,067	18,971
Retained earnings	129,740	117,950
Accumulated other comprehensive income (loss)	(430)	254
Total stockholders' equity	152,377	140,175
Total liabilities and stockholders' equity	$181,685	$173,675

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2015, 2014 and 2013
	2015	2014	2013
Operating income:
Equity in net income of West Bank	$22,546	$19,773	$18,609
Equity in net income of West Bancorporation Capital Trust I	21	21	21
Gain on disposition of premises	—	1,627	—
Realized investment securities loss	—	(493)	—
Intercompany rental income	207	126	145
Other rental income	43	—	—
Total operating income	22,817	21,054	18,775
Operating expenses:
Interest on subordinated notes	705	753	711
Interest on long-term debt	232	297	188
Occupancy	170	78	49
Other real estate owned	10	1,725	1,511
Other expenses	486	604	686
Total operating expenses	1,603	3,457	3,145
Income before income taxes	21,214	17,597	15,630
Income tax benefits	(528)	(2,443)	(1,261)
Net income	$21,742	$20,040	$16,891

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$21,742	$20,040	$16,891
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(22,546)	(19,773)	(18,609)
Equity in net income of West Bancorporation Capital Trust I	(21)	(21)	(21)
Dividends received from West Bank	13,900	12,700	19,200
Dividends received from West Bancorporation Capital Trust I	21	21	21
Realized investment securities loss	—	493	—
Amortization	23	26	20
Depreciation	139	39	43
Gain on disposition of premises	—	(1,627)	—
Write-down of other real estate owned	—	1,681	1,341
Loss on sale of other real estate owned	8	10	70
Deferred income tax (benefits)	99	362	(412)
Change in assets and liabilities:
(Increase) decrease in other assets	1,428	(1,248)	(217)
Decrease in accrued expenses and other liabilities	(31)	(32)	(137)
Net cash provided by operating activities	14,762	12,671	18,190
Cash Flows from Investing Activities:
Proceeds from paydown on securities available for sale	—	85	—
Proceeds from sales of premises	—	3,000	—
Purchases of premises	(1,386)	(4,097)	(1,165)
Proceeds from sales of other real estate owned	2,227	1,530	280
Proceeds from settlement of other assets	3,593	—	—
Capital contribution to West Bank	—	—	(10,000)
Net cash provided by (used in) investing activities	4,434	518	(10,885)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	16,000
Principal payments on long-term debt	(4,261)	(3,260)	(830)
Common stock cash dividends	(9,952)	(7,842)	(6,995)
Repurchase and cancellation of common stock	—	—	(15,774)
Net cash used in financing activities	(14,213)	(11,102)	(7,599)
Net increase (decrease) in cash	4,983	2,087	(294)
Cash:
Beginning	8,792	6,705	6,999
Ending	$13,775	$8,792	$6,705

Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of premises financed by issuance of long-term debt	$—	$—	$765
Transfer of securities available for sale to other assets, sale not settled	—	3,593	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 20. Selected Quarterly Financial Data (unaudited)

	2015
Three months ended	March 31	June 30	September 30	December 31
Interest income	$14,521	$14,819	$15,147	$15,660
Interest expense	1,558	1,465	1,441	1,529
Net interest income	12,963	13,354	13,706	14,131
Provision for loan losses	—	200	200	450
Net interest income after provision for loan losses	12,963	13,154	13,506	13,681
Noninterest income	1,860	1,922	1,935	2,486
Noninterest expense	7,446	7,443	7,549	7,630
Income before income taxes	7,377	7,633	7,892	8,537
Income taxes	2,274	2,361	2,466	2,596
Net income	$5,103	$5,272	$5,426	$5,941

Basic earnings per common share	$0.32	$0.33	$0.34	$0.37
Diluted earnings per common share	$0.32	$0.33	$0.34	$0.37

	2014
Three months ended	March 31	June 30	September 30	December 31
Interest income	$13,346	$13,661	$13,860	$14,434
Interest expense	1,538	1,545	1,571	1,502
Net interest income	11,808	12,116	12,289	12,932
Provision for loan losses	—	150	100	500
Net interest income after provision for loan losses	11,808	11,966	12,189	12,432
Noninterest income	2,553	2,318	2,622	2,803
Noninterest expense	8,002	7,364	7,386	9,250
Income before income taxes	6,359	6,920	7,425	5,985
Income taxes	1,959	2,181	2,362	147
Net income	$4,400	$4,739	$5,063	$5,838

Basic earnings per common share	$0.28	$0.30	$0.32	$0.36
Diluted earnings per common share	$0.27	$0.30	$0.32	$0.36

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

The Company's independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company's internal control over financial reporting as of December 31, 2015, that appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions "Proposals for Annual Meeting—Item 1. - Election of Directors" and "Governance and Board of Directors—Executive Officers of the Company" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 3, 2016, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than 10 percent of the Company's common stock file initial reports of ownership and reports of changes of ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) forms indicating that any one person owns more than 10 percent of the Company's stock, and the Company does not know of any one stockholder who owns more than 10 percent of the Company's stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2015 were filed on a timely basis, with the exception of David D. Nelson, Chief Executive Officer, Director and President, who filed a Form 5 reporting four transactions pursuant to a dividend reinvestment arrangement that should have been reported earlier on Form 4s.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company's website at www.westbankstrong.com, and the Company intends to satisfy its disclosure requirement by this reference.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption "General Matters—2017 Stockholder Proposals" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 3, 2016, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Joyce A. Chapman, David R. Milligan and Philip Jason Worth.  The Board of Directors has determined that Mr. Noyce is an audit committee financial expert.  Mr. Milligan joined the Audit Committee in January 2016. The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions "Governance and Board of Directors—Compensation Committee Interlocks and Insider Participation," "Governance and Board of Directors—Compensation Committee Report," "Governance and Board of Directors—2015 Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 3, 2016, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company currently maintains the West Bancorporation, Inc. 2012 Equity Incentive Plan (2012 Plan), which was approved by our stockholders in 2012. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under this plan as of December 31, 2015.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by stockholders	261,833	—	437,022
Equity compensation plans not
approved by stockholders	—	—	—
Total	261,833	—	437,022
The information required pursuant to Item 403 of Regulation S-K can be found under the captions "Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers," "Governance and Board of Directors—Other Beneficial Owners" and "Governance and Board of Directors—Change in Control Agreements" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 3, 2016, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the heading "Governance and Board of Directors" and under the caption "General Matters—Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 3, 2016, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the heading "Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 3, 2016, and is incorporated herein by reference.

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

3.4	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-12G on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10-12G on March 11, 2002)
10.3	Short-Term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10-12G on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-12G on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10-12G on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10-12G on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10-12G on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10-12G on March 11, 2002)
10.9	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.10	Consulting Agreement with David L. Miller (incorporated herein by reference to Exhibit 10.18 filed with the Form 10-Q on May 6, 2005)
10.11	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.12*	West Bancorporation, Inc. 2012 Equity Incentive Plan(incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
10.13*	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-Q on April 26, 2012)
10.14*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.15*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.16*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.17*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.4 filed with the Form 8-K on July 25, 2012)

10.18*	West Bancorporation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on October 29, 2012)
10.19
Stock Repurchase Agreement, by and among the Company, American Equity Investment Life Holding Company, and American Equity Life Insurance Company, dated June 4, 2013 (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 6, 2013)

10.20	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 6, 2014)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 3, 2016	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2016	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 3, 2016	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

March 3, 2016	By:	/s/ Marie I. Roberts
Marie I. Roberts
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

BOARD OF DIRECTORS

March 3, 2016	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 3, 2016	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 3, 2016	By:	/s/ Thomas A. Carlstrom
Thomas A. Carlstrom

March 3, 2016	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 3, 2016	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 3, 2016	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

March 3, 2016	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 3, 2016	By:	/s/ Sean P. McMurray
Sean P. McMurray

March 3, 2016	By:	/s/ George D. Milligan
George D. Milligan

March 3, 2016	By:	/s/ James W. Noyce
James W. Noyce

March 3, 2016	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 3, 2016	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

March 3, 2016	By:	/s/ Philip Jason Worth
Philip Jason Worth

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document