Form 10-Q
period 2016-03-31
WEST BANCORPORATION INC
filed 2016-04-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Yes  ☐                      No  ☒

As of April 27, 2016, there were 16,132,540 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$48,919	$57,329
Federal funds sold	7,804	15,322
Cash and cash equivalents	56,723	72,651
Investment securities available for sale, at fair value	311,335	320,714
Investment securities held to maturity, at amortized cost (fair value of $51,455
and $51,918 at March 31, 2016 and December 31, 2015, respectively)	50,526	51,259
Federal Home Loan Bank stock, at cost	12,353	12,447
Loans	1,274,929	1,246,688
Allowance for loan losses	(15,280)	(14,967)
Loans, net	1,259,649	1,231,721
Premises and equipment, net	17,298	11,562
Accrued interest receivable	5,273	4,688
Bank-owned life insurance	32,688	32,834
Deferred tax assets, net	5,457	6,670
Other assets	3,817	3,850
Total assets	$1,755,119	$1,748,396
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$457,409	$486,707
Interest-bearing demand	247,300	267,824
Savings	632,934	570,391
Time of $250,000 or more	13,248	14,749
Other time	94,856	101,058
Total deposits	1,445,747	1,440,729
Federal funds purchased	1,685	2,760
Short-term borrowings	17,000	19,000
Subordinated notes, net of discount	20,388	20,385
Federal Home Loan Bank advances, net of discount	98,758	98,385
Long-term debt, net of discount	7,592	8,405
Accrued expenses and other liabilities	7,023	6,355
Total liabilities	1,598,193	1,596,019
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued
and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,106,540 and
16,064,435 shares issued and outstanding at March 31, 2016 and
December 31, 2015, respectively	3,000	3,000
Additional paid-in capital	20,262	20,067
Retained earnings	132,865	129,740
Accumulated other comprehensive income (loss)	799	(430)
Total stockholders' equity	156,926	152,377
Total liabilities and stockholders' equity	$1,755,119	$1,748,396
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Interest income:
Loans, including fees	$13,466	$12,622
Investment securities:
Taxable	1,155	1,125
Tax-exempt	883	764
Federal funds sold	20	10
Total interest income	15,524	14,521
Interest expense:
Deposits	705	571
Federal funds purchased	2	2
Short-term borrowings	14	26
Subordinated notes	187	171
Federal Home Loan Bank advances	872	724
Long-term debt	45	64
Total interest expense	1,825	1,558
Net interest income	13,699	12,963
Provision for loan losses	200	—
Net interest income after provision for loan losses	13,499	12,963
Noninterest income:
Service charges on deposit accounts	596	620
Debit card usage fees	447	435
Trust services	297	325
Increase in cash value of bank-owned life insurance	168	189
Gain from bank-owned life insurance	443	—
Realized investment securities gains, net	—	11
Other income	279	280
Total noninterest income	2,230	1,860
Noninterest expense:
Salaries and employee benefits	4,256	3,990
Occupancy	951	1,049
Data processing	579	574
FDIC insurance	218	202
Professional fees	234	204
Director fees	240	188
Other expenses	1,321	1,239
Total noninterest expense	7,799	7,446
Income before income taxes	7,930	7,377
Income taxes	2,234	2,274
Net income	$5,696	$5,103

Basic earnings per common share	$0.35	$0.32
Diluted earnings per common share	$0.35	$0.32
Cash dividends declared per common share	$0.16	$0.14
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net income	$5,696	$5,103
Other comprehensive income (loss):
Unrealized gains on available for sale securities:
Unrealized holding gains arising during
the period	2,685	2,029
Less: reclassification adjustment for net gains
realized in net income	—	(11)
Less: reclassification adjustment for amortization
of net unrealized gains to interest income on
securities transferred from available for sale to
held to maturity	(24)	(10)
Income tax (expense)	(1,011)	(763)
Other comprehensive income on available for sale securities	1,650	1,245
Unrealized (losses) on derivatives arising
during the period:	(830)	(1,113)
Less: reclassification adjustment for net loss on
derivatives realized in net income	124	74
Less: reclassification adjustment for amortization
of derivative termination costs	27	2
Income tax benefit	258	394
Other comprehensive (loss) on derivatives	(421)	(643)
Total other comprehensive income	1,229	602
Comprehensive income	$6,925	$5,705

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	5,103	—	5,103
Other comprehensive income, net of tax	—	—	—	—	—	602	602
Cash dividends declared, $0.14 per common share	—	—	—	—	(2,242)	—	(2,242)
Stock-based compensation costs	—	—	—	178	—	—	178
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	20,535	—	(179)	—	—	(179)
Excess tax benefits from vesting of restricted stock units	—	—	—	84	—	—	84
Balance, March 31, 2015	$—	16,039,269	$3,000	$19,054	$120,811	$856	$143,721

Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	5,696	—	5,696
Other comprehensive income, net of tax	—	—	—	—	—	1,229	1,229
Cash dividends declared, $0.16 per common share	—	—	—	—	(2,571)	—	(2,571)
Stock-based compensation costs	—	—	—	461	—	—	461
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	42,105	—	(348)	—	—	(348)
Excess tax benefits from vesting of restricted stock units	—	—	—	82	—	—	82
Balance, March 31, 2016	$—	16,106,540	$3,000	$20,262	$132,865	$799	$156,926

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$5,696	$5,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	—
Net amortization and accretion	1,106	898
Loss on disposition of premises and equipment	—	1
Investment securities gains, net	—	(11)
Stock-based compensation	461	178
Increase in cash value of bank-owned life insurance	(168)	(189)
Gain from bank-owned life insurance	(443)	—
Depreciation	241	230
Deferred income taxes	460	165
Excess tax benefits from vesting of restricted stock units	(82)	(84)
Change in assets and liabilities:
Increase in accrued interest receivable	(585)	(689)
Decrease in other assets	252	2,697
Decrease in accrued expenses and other liabilities	(39)	(971)
Net cash provided by operating activities	7,099	7,328
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	10,057
Proceeds from maturities and calls of investment securities	12,072	10,146
Purchases of securities available for sale	—	(10,107)
Purchases of Federal Home Loan Bank stock	(7,527)	(8,187)
Proceeds from redemption of Federal Home Loan Bank stock	7,621	10,747
Net increase in loans	(28,128)	(131)
Purchases of premises and equipment	(5,977)	(1,041)
Proceeds of principal and earnings from bank-owned life insurance	621	—
Proceeds from settlement of other assets	—	3,593
Net cash provided by (used in) investing activities	(21,318)	15,077
Cash Flows from Financing Activities:
Net increase in deposits	5,018	94,958
Net increase (decrease) in federal funds purchased	(1,075)	1,125
Net decrease in short-term borrowings	(2,000)	(66,000)
Principal payments on long-term debt	(815)	(815)
Interest rate swap termination costs paid	—	(158)
Common stock dividends paid	(2,571)	(2,242)
Restricted stock units withheld for payroll taxes	(348)	(179)
Excess tax benefits from vesting of restricted stock units	82	84
Net cash provided by (used in) financing activities	(1,709)	26,773
Net increase (decrease) in cash and cash equivalents	(15,928)	49,178
Cash and Cash Equivalents:
Beginning	72,651	39,781
Ending	$56,723	$88,959

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,811	$1,569
Income taxes	—	40

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of the Company as of March 31, 2016 and December 31, 2015, and net income, comprehensive income and cash flows of the Company for the three months ended March 31, 2016 and 2015.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value and other than temporary impairment (OTTI) of financial instruments and the allowance for loan losses.

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank and West Bank's wholly-owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Reclassification: Certain amounts in prior year consolidated financial statements have been reclassified, with no effect on net income, comprehensive income or stockholders' equity, to conform with current period presentation.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update was effective for interim and annual periods beginning after December 15, 2015, and was applied retrospectively. The adoption of this guidance required a balance sheet reclassification of unamortized debt issuance costs, which did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows an entity to make an entity-wide accounting policy election to either estimate expected forfeitures or account for forfeitures as they occur. For public companies, the update is effective for annual periods beginning after December 15, 2016. Portions of the amended guidance are to be applied using a modified retrospective transition method and others require prospective application. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2016 and 2015 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net income	$5,696	$5,103

Weighted average common shares outstanding	16,070	16,020
Weighted average effect of restricted stock units outstanding	41	65
Diluted weighted average common shares outstanding	16,111	16,085

Basic earnings per common share	$0.35	$0.32
Diluted earnings per common share	$0.35	$0.32

Restricted stock units totaling 151,630 were anti-dilutive and therefore excluded from the computation of diluted earnings per common share for the three months ended March 31, 2016. No restricted stock units were anti-dilutive for the three months ended March 31, 2015.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,545	$128	$—	$2,673
State and political subdivisions	71,390	1,926	(7)	73,309
Collateralized mortgage obligations (1)	126,142	819	(318)	126,643
Mortgage-backed securities (1)	96,568	924	(13)	97,479
Trust preferred security	1,776	—	(701)	1,075
Corporate notes and equity securities	10,113	68	(25)	10,156
	$308,534	$3,865	$(1,064)	$311,335

Securities held to maturity:
State and political subdivisions	$50,526	$1,154	$(225)	$51,455

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,551	$141	$—	$2,692
State and political subdivisions	71,431	1,669	(21)	73,079
Collateralized mortgage obligations (1)	133,414	491	(1,290)	132,615
Mortgage-backed securities (1)	101,299	485	(696)	101,088
Trust preferred security	1,773	—	(668)	1,105
Corporate notes and equity securities	10,130	61	(56)	10,135
	$320,598	$2,847	$(2,731)	$320,714

Securities held to maturity:
State and political subdivisions	$51,259	$883	$(224)	$51,918

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $76,391 and $78,553 as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of March 31, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary. Equity securities have no maturity date.

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$4,380	$4,395
Due after one year through five years	17,065	17,386
Due after five years through ten years	28,647	29,486
Due after ten years	34,248	34,421
	84,340	85,688
Collateralized mortgage obligations and mortgage-backed securities	222,710	224,122
Equity securities	1,484	1,525
	$308,534	$311,335
The amortized cost and fair value of investment securities held to maturity as of March 31, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	March 31, 2016
	Amortized Cost	Fair Value
Due after one year through five years	$276	$271
Due after five years through ten years	16,665	16,940
Due after ten years	33,585	34,244
	$50,526	$51,455
The details of the sales of investment securities for the three months ended March 31, 2016 and 2015 are summarized in the following table.

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$—	$10,057
Gross gains on sales	—	11
Gross losses on sales	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	932	(7)	—	—	932	(7)
Collateralized mortgage obligations	27,033	(55)	26,353	(263)	53,386	(318)
Mortgage-backed securities	9,825	(13)	—	—	9,825	(13)
Trust preferred security	—	—	1,075	(701)	1,075	(701)
Corporate notes and equity securities	4,024	(25)	—	—	4,024	(25)
	$41,814	$(100)	$27,428	$(964)	$69,242	$(1,064)

Securities held to maturity:
State and political subdivisions	$1,886	$(8)	$5,896	$(217)	$7,782	$(225)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	321	(1)	2,053	(20)	2,374	(21)
Collateralized mortgage obligations	53,043	(449)	38,286	(841)	91,329	(1,290)
Mortgage-backed securities	67,662	(600)	7,200	(96)	74,862	(696)
Trust preferred security	—	—	1,105	(668)	1,105	(668)
Corporate notes and equity securities	4,500	(56)	—	—	4,500	(56)
	$125,526	$(1,106)	$48,644	$(1,625)	$174,170	$(2,731)

Securities held to maturity:
State and political subdivisions	$2,832	$(42)	$7,341	$(182)	$10,173	$(224)
As of March 31, 2016, the available for sale and held to maturity securities with unrealized losses that have existed for longer than one year included 19 state and political subdivision securities, eight collateralized mortgage obligation securities and one trust preferred security.

The Company believes the unrealized losses on investments available for sale and held to maturity as of March 31, 2016, were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of March 31, 2016.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Commercial	$354,450	$349,051
Real estate:
Construction, land and land development	194,446	174,602
1-4 family residential first mortgages	51,060	51,370
Home equity	21,316	21,749
Commercial	647,637	644,176
Consumer and other loans	7,036	6,801
	1,275,945	1,247,749
Net unamortized fees and costs	(1,016)	(1,061)
	$1,274,929	$1,246,688
Real estate loans of approximately $590,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2016 and December 31, 2015.

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

A loan is classified as a troubled debt restructured (TDR) loan when the Company separately concludes that a borrower is experiencing financial difficulties and a concession is granted that would not otherwise be considered. Concessions may include a restructuring of the loan terms to alleviate the burden of the borrower's cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below-market rates are considered impaired until fully collected. TDR loans may also be reported as nonaccrual or past due 90 days if they are not performing per the restructured terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The table below presents the TDR loans by segment as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Troubled debt restructured loans(1):
Commercial	$99	$102
Real estate:
Construction, land and land development	—	60
1-4 family residential first mortgages	82	86
Home equity	—	—
Commercial	416	445
Consumer and other loans	—	—
Total troubled debt restructured loans	$597	$693

(1)	There were three TDR loans included in this table as of March 31, 2016 and December 31, 2015, with balances of $577 and $613, respectively, categorized as nonaccrual.

There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2016, and one loan modification considered to be TDR that occurred during the three months ended March 31, 2015 with a pre- and post-modification recorded investment of $110.

No TDR loans that were modified within the twelve months preceding March 31, 2016 and 2015 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real Estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	340	348	—	352	360	—
Home equity	—	—	—	—	—	—
Commercial	416	416	—	482	482	—
Consumer and other loans	—	—	—	—	—	—
	756	764	—	894	1,505	—
With an allowance recorded:
Commercial	137	137	137	142	142	142
Real Estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	263	263	263	270	270	270
Commercial	150	150	150	155	155	155
Consumer and other loans	—	—	—	—	—	—
	550	550	550	567	567	567
Total:
Commercial	137	137	137	142	142	142
Real Estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	340	348	—	352	360	—
Home equity	263	263	263	270	270	270
Commercial	566	566	150	637	637	155
Consumer and other loans	—	—	—	—	—	—
	$1,306	$1,314	$550	$1,461	$2,072	$567

The balance of impaired loans at March 31, 2016 and December 31, 2015 was composed of 11 and 13 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$—	$—	$165	$—
Real estate:
Construction, land and land development	28	—	367	3
1-4 family residential first mortgages	347	1	271	—
Home equity	—	—	—	—
Commercial	440	—	543	—
Consumer and other loans	—	—	1	—
	815	1	1,347	3
With an allowance recorded:
Commercial	140	—	290	2
Real estate:
Construction, land and land development	—	—	618	6
1-4 family residential first mortgages	—	—	—	—
Home equity	267	—	226	—
Commercial	152	—	171	—
Consumer and other loans	—	—	—	—
	559	—	1,305	8
Total:
Commercial	140	—	455	2
Real estate:
Construction, land and land development	28	—	985	9
1-4 family residential first mortgages	347	1	271	—
Home equity	267	—	226	—
Commercial	592	—	714	—
Consumer and other loans	—	—	1	—
	$1,374	$1	$2,652	$11

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$23	$—	$—	$23	$354,290	$137	$354,450
Real estate:
Construction, land and
land development	—	—	—	—	194,446	—	194,446
1-4 family residential
first mortgages	417	—	—	417	50,323	320	51,060
Home equity	19	—	—	19	21,034	263	21,316
Commercial	34	—	—	34	647,037	566	647,637
Consumer and other	—	—	—	—	7,036	—	7,036
Total	$493	$—	$—	$493	$1,274,166	$1,286	$1,275,945

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1	$38	$—	$39	$348,870	$142	$349,051
Real estate:
Construction, land and
land development	—	—	—	—	174,602	—	174,602
1-4 family residential
first mortgages	317	—	—	317	50,721	332	51,370
Home equity	—	—	—	—	21,479	270	21,749
Commercial	—	—	—	—	643,539	637	644,176
Consumer and other	—	—	—	—	6,801	—	6,801
Total	$318	$38	$—	$356	$1,246,012	$1,381	$1,247,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$350,386	$2,673	$1,391	$—	$354,450
Real estate:
Construction, land and land development	193,408	—	1,038	—	194,446
1-4 family residential first mortgages	49,927	793	340	—	51,060
Home equity	20,974	69	273	—	21,316
Commercial	623,753	22,375	1,509	—	647,637
Consumer and other	7,022	—	14	—	7,036
Total	$1,245,470	$25,910	$4,565	$—	$1,275,945

	December 31, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,650	$2,936	$1,465	$—	$349,051
Real estate:
Construction, land and land development	173,373	—	1,229	—	174,602
1-4 family residential first mortgages	50,375	517	478	—	51,370
Home equity	21,401	68	280	—	21,749
Commercial	619,608	22,977	1,591	—	644,176
Consumer and other	6,786	—	15	—	6,801
Total	$1,216,193	$26,498	$5,058	$—	$1,247,749
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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	—	—	—	—	—	—	—
Recoveries	42	44	11	7	3	6	113
Provision (1)	(268)	280	(123)	31	227	53	200
Ending balance	$4,143	$2,662	$396	$519	$7,484	$76	$15,280

	Three Months Ended March 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(38)	—	—	—	—	—	(38)
Recoveries	24	250	1	25	3	6	309
Provision (1)	97	(657)	(34)	(54)	653	(5)	—
Ending balance	$4,498	$1,744	$433	$505	$6,669	$29	$13,878

(1)
The negative provisions for the various segments are either related to the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2016 and December 31, 2015.

	March 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$137	$—	$—	$263	$150	$—	$550
Collectively evaluated for impairment	4,006	2,662	396	256	7,334	76	14,730
Total	$4,143	$2,662	$396	$519	$7,484	$76	$15,280

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$—	$—	$270	$155	$—	$567
Collectively evaluated for impairment	4,227	2,338	508	211	7,099	17	14,400
Total	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2016 and December 31, 2015.

	March 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$137	$—	$340	$263	$566	$—	$1,306
Collectively evaluated for impairment	354,313	194,446	50,720	21,053	647,071	7,036	1,274,639
Total	$354,450	$194,446	$51,060	$21,316	$647,637	$7,036	$1,275,945

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$60	$352	$270	$637	$—	$1,461
Collectively evaluated for impairment	348,909	174,542	51,018	21,479	643,539	6,801	1,246,288
Total	$349,051	$174,602	$51,370	$21,749	$644,176	$6,801	$1,247,749

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

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in other comprehensive income, net of deferred taxes. See Note 9 for additional fair value information and disclosures. The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2016 or 2015, and the Company estimates there will be approximately $584 of cash payments and reclassification from accumulated other comprehensive income to interest expense through March 31, 2017. The Company will continue to assess the effectiveness of the remaining hedge on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreement contains language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. As of March 31, 2016 and December 31, 2015, the Company pledged $1,310 and $740, respectively, of collateral to the counterparty in the form of cash on deposit with a third party.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2016 and December 31, 2015.

Interest Rate Swap	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
March 31, 2016	$30,000	$1,481	Other Liabilities	0.93%	2.52%	9/21/2020
December 31, 2015	30,000	774	Other Liabilities	0.88%	2.52%	9/21/2020
The following table identifies the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2016 and 2015.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pre-tax (Loss)
	Recognized in		Amount of		Amount of
Interest Rate Swap	OCI	Category	Gain (Loss)	Category	Gain (Loss)
March 31, 2016	$(830)	Interest Expense	$(151)	Other Income	$—
March 31, 2015	(1,113)	Interest Expense	(76)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$5,806	$5,687
Intangibles	694	771
Accrued expenses	568	898
Restricted stock compensation	137	358
Net unrealized losses on interest rate swaps	731	473
State net operating loss carryforward	1,217	1,183
Capital loss carryforward	355	355
Other	32	34
	9,540	9,759
Deferred tax liabilities:
Net deferred loan fees and costs	335	350
Premises and equipment	661	674
Net unrealized gains on securities available for sale	1,221	210
Other	294	317
	2,511	1,551
Net deferred tax assets before valuation allowance	7,029	8,208
Valuation allowance	(1,572)	(1,538)
Net deferred tax assets	$5,457	$6,670
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards and federal and state capital loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized.
The federal and state capital loss carryforwards expire at the end of 2016.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2014	$416	$(162)	$254
Other comprehensive income (loss) before reclassifications	1,258	(690)	568
Amounts reclassified from accumulated other comprehensive income	(13)	47	34
Net current period other comprehensive income (loss)	1,245	(643)	602
Balance, March 31, 2015	$1,661	$(805)	$856

Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	1,665	(515)	1,150
Amounts reclassified from accumulated other comprehensive income	(15)	94	79
Net current period other comprehensive income (loss)	1,650	(421)	1,229
Balance, March 31, 2016	$1,992	$(1,193)	$799

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Commitments to extend credit	$678,001	$558,633
Standby letters of credit	8,931	8,720
	$686,932	$567,353
West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. At March 31, 2016, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $310. The outstanding balance of mortgage loans sold under the MPF Program was $134,624 and $139,152 at March 31, 2016 and December 31, 2015, respectively.

Contractual commitments: The Company has remaining commitments to invest in five qualified affordable housing projects totaling $6,292 as of March 31, 2016.

During 2015, the Company began construction on a new office in Rochester, Minnesota. Progress billings of approximately $1,452 have been paid on the $6,580 contract through March 31, 2016.

Contingencies: On September 29, 2010, West Bank was sued in a class action lawsuit filed in the Iowa District Court for Polk County. Plaintiffs, Darla and Jason T. Legg, asserted nonsufficient funds fees charged by West Bank on debit card transactions were usurious under the Iowa Consumer Credit Code and that the sequence West Bank formerly used to post debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs sought alternative remedies including injunctive relief, damages (including treble damages), punitive damages, refund of bank fees, and attorney fees. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of Plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. On January 22, 2016, the Iowa Supreme Court filed two opinions that affirmed and reversed parts of the trial court rulings. The court reversed the trial court by holding the Iowa Consumer Credit Code usury claim and an unjust enrichment claim should be dismissed. Certification of classes on those claims was also reversed. The court affirmed the trial court by holding that the Plaintiffs can proceed with a breach of express contract claim based on a 2006 change in debit card payment sequencing coupled with the alleged lack of notice concerning that change. West Bank believes it has additional defenses to this claim and intends to continue vigorously defending the action. The case has been remanded to the district court. Discovery is continuing, and a trial date of June 19, 2017, has been set. The amount of potential loss, if any, cannot now be reasonably estimated due to significant additional unresolved factual and legal issues that must be determined through further proceedings.
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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2016.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, state and political subdivision securities, and one trust preferred security. The Company currently holds no investment securities classified as Level 3.

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

Derivative instrument: The Company's derivative instrument consists of an interest rate swap, which is accounted for as a cash flow hedge. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivative is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,673	$—	$2,673	$—
State and political subdivisions	73,309	—	73,309	—
Collateralized mortgage obligations	126,643	—	126,643	—
Mortgage-backed securities	97,479	—	97,479	—
Trust preferred security	1,075	—	1,075	—
Corporate notes and equity securities	10,156	9,856	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$1,481	$—	$1,481	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,692	$—	$2,692	$—
State and political subdivisions	73,079	—	73,079	—
Collateralized mortgage obligations	132,615	—	132,615	—
Mortgage-backed securities	101,088	—	101,088	—
Trust preferred security	1,105	—	1,105	—
Corporate notes and equity securities	10,135	9,835	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$774	$—	$774	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2016 and December 31, 2015, impaired loans of $0 and $98, respectively, for which a fair value adjustment was recorded were classified as Level 3.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

Investment securities held to maturity: The fair values of these securities, which are all state and political subdivisions, are determined by the same method previously described for investment securities available for sale.

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

Borrowings:  The carrying amounts of federal funds purchased, short-term borrowings, variable rate FHLB advances, and variable rate long-term borrowings approximate their fair values.  Fair values of subordinated notes, a fixed rate FHLB advance and other long-term borrowings are estimated using discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2016 and December 31, 2015.

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$48,919	$48,919	$57,329	$57,329
Federal funds sold	Level 1	7,804	7,804	15,322	15,322
Investment securities available for sale	See previous table	311,335	311,335	320,714	320,714
Investment securities held to maturity	Level 2	50,526	51,455	51,259	51,918
Federal Home Loan Bank stock	Level 1	12,353	12,353	12,447	12,447
Loans, net(1)	Level 2	1,259,649	1,261,811	1,231,721	1,235,336
Accrued interest receivable	Level 1	5,273	5,273	4,688	4,688
Financial liabilities:
Deposits	Level 2	$1,445,747	$1,445,758	$1,440,729	$1,440,762
Federal funds purchased	Level 1	1,685	1,685	2,760	2,760
Short-term borrowings	Level 1	17,000	17,000	19,000	19,000
Subordinated notes, net	Level 2	20,388	11,782	20,385	11,674
Federal Home Loan Bank advances, net	Level 2	98,758	98,942	98,385	98,812
Long-term debt, net	Level 2	7,592	7,506	8,405	8,314
Accrued interest payable	Level 1	357	357	343	343
Interest rate swaps	Level 2	1,481	1,481	774	774
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $0 and $98 as of March 31, 2016 and December 31, 2015, respectively, which are Level 3.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 3, 2016. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE MONTHS ENDED MARCH 31, 2016

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015). Results of operations for the three months ended March 31, 2016 are compared to the results for the same period in 2015, and the consolidated financial condition of the Company as of March 31, 2016 is compared to balances as of December 31, 2015. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended March 31, 2016 was $5,696, or $0.35 per diluted common share, compared to $5,103, or $0.32 per diluted common share, for the three months ended March 31, 2015. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2016 were 1.31 and 14.77 percent, respectively, compared to 1.27 and 14.57 percent, respectively, for the three months ended March 31, 2015.

The increase in net income for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to growth in net interest income as the result of continued loan growth and the recognition of tax-exempt gain from bank-owned life insurance. Partially offsetting these improvements to net income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, were increases in the provision for loan losses and in noninterest expense.

Net interest income for the three months ended March 31, 2016 grew $736 compared to the three months ended March 31, 2015. The increase was primarily due to the $28,241 increase in loans outstanding from December 31, 2015 to March 31, 2016. Average loans outstanding for the first three months of 2016 were $67,513 higher than for the first three months of 2015. Management believes loan growth will continue to be strong in 2016 as the demand for commercial, construction and development, and commercial real estate loans remains strong in all three of the Company's markets. In association with the loan growth, the Company recorded a provision for loan losses of $200 for the three months ended March 31, 2016, compared to no provision in the three months ended March 31, 2015. The allowance for loan losses was 1.20 percent of outstanding loans as of March 31, 2016 and December 31, 2015.

The Company recognized tax-exempt gain from bank-owned life insurance of $443 in the three months ended March 31, 2016 due to the losses of one of our colleagues and a former employee. Partially offsetting this tax-exempt income was an increase of approximately $171 in noninterest expense due to the recognition of costs associated with the death of the employee. The remaining $182 increase in noninterest expense for the three months ended March 31, 2016, compared to the same period in 2015 was mainly due to increased salary and benefit costs, and normal increases in operating costs.

Another significant change in the first quarter of 2016 was the purchase of a previously leased branch facility in Waukee, Iowa. The purchase is expected to reduce ongoing occupancy costs. Previously announced construction is underway for a permanent office in Rochester, Minnesota. The new facility will replace a leased office and is expected to open in the third quarter of 2016. We believe the more prominent location of the new office will enhance our ability to expand our customer base in that market.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Each quarter throughout the year, the Company's four key performance metrics are compared to our identified peer group of 16 companies. The group of 16 publicly traded peer financial institutions against which we compare our performance each quarter consists of BankFinancial Corporation, Baylake Corp., Farmers Capital Bank Corporation, First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Peoples Bancorp, Pulaski Financial Corp., QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the year ended December 31, 2015 (latest data available), the Company's metrics for the three months ended March 31, 2016 were better than those of each company in the peer group as shown in the table below.

	West Bancorporation, Inc.	Peer Group Range
	Three months ended March 31, 2016	Year ended December 31, 2015
Return on average assets	1.31%	0.35% - 1.19%
Return on average equity	14.77%	2.70% - 11.65%
Efficiency ratio*	46.91%	54.97% - 79.93%
Texas ratio*	0.76%	3.77% - 29.06%
* A lower ratio is more desirable.

Raymond James & Associates, Inc. recently included the Company on its Community Bankers Cup awards listing of the top ten percent of community banks in the United States. The awards were based on profitability, operational efficiency and balance sheet metrics. The pool of 301 community banks considered for recognition were all publicly traded domestic banks with assets between $500 million and $10 billion as of December 31, 2015. The Company was ranked number five out of the 301 banks across America and was the only Iowa bank and one of very few from the Midwest to be listed in the top ten percent. This was the fourth consecutive year West Bancorporation, Inc. has been included on the awards list.

At its meeting on April 27, 2016, the Board of Directors declared a quarterly dividend of $0.17 per common share. The dividend is payable on May 25, 2016, to stockholders of record as of May 11, 2016. This represents the highest quarterly dividend ever paid by the Company and an increase from the $0.16 dividend paid in the four prior quarters.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2016 compared with the same period in 2015.

	Three Months Ended March 31,
	2016	2015	Change	Change %
Net income	$5,696	$5,103	$593	11.62%
Average assets	1,744,098	1,623,638	120,460	7.42%
Average stockholders' equity	155,119	142,059	13,060	9.19%

Return on average assets	1.31%	1.27%	0.04%
Return on average equity	14.77%	14.57%	0.20%
Net interest margin	3.51%	3.59%	(0.08)%
Efficiency ratio*	46.91%	48.25%	(1.34)%
Dividend payout ratio	45.13%	43.93%	1.20%
Average equity to average assets ratio	8.89%	8.75%	0.14%

	As of March 31,
	2016	2015	Change
Texas ratio*	0.76%	2.73%	(1.97)%
Equity to assets ratio	8.94%	8.72%	0.22%
Tangible common equity ratio	8.94%	8.72%	0.22%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2016	2015	Change	Change- %	2016	2015	Change	Change- %	2016	2015	Change
Interest-earning assets:
Loans:
Commercial	$349,635	$313,962	$35,673	11.36%	$3,615	$3,199	$416	13.00%	4.16%	4.13%	0.03%
Real estate	896,510	862,819	33,691	3.90%	10,026	9,563	463	4.84%	4.50%	4.49%	0.01%
Consumer and other	7,414	9,265	(1,851)	(19.98)%	73	88	(15)	(17.05)%	3.94%	3.86%	0.08%
Total loans	1,253,559	1,186,046	67,513	5.69%	13,714	12,850	864	6.72%	4.40%	4.39%	0.01%

Investment securities:
Taxable	256,681	230,754	25,927	11.24%	1,155	1,125	30	2.67%	1.80%	1.95%	(0.15)%
Tax-exempt	124,153	103,266	20,887	20.23%	1,332	1,155	177	15.32%	4.29%	4.47%	(0.18)%
Total investment securities	380,834	334,020	46,814	14.02%	2,487	2,280	207	9.08%	2.61%	2.73%	(0.12)%

Federal funds sold	14,630	15,231	(601)	(3.95)%	20	10	10	100.00%	0.55%	0.27%	0.28%
Total interest-earning assets	$1,649,023	$1,535,297	$113,726	7.41%	16,221	15,140	1,081	7.14%	3.96%	4.00%	(0.04)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$861,065	$800,722	$60,343	7.54%	537	324	213	65.74%	0.25%	0.16%	0.09%
Time deposits	112,036	134,258	(22,222)	(16.55)%	168	247	(79)	(31.98)%	0.60%	0.75%	(0.15)%
Total deposits	973,101	934,980	38,121	4.08%	705	571	134	23.47%	0.29%	0.25%	0.04%
Other borrowed funds	141,600	170,335	(28,735)	(16.87)%	1,120	986	134	13.59%	3.18%	2.35%	0.83%
Total interest-bearing
liabilities	$1,114,701	$1,105,315	$9,386	0.85%	1,825	1,557	268	17.21%	0.66%	0.57%	0.09%

Tax-equivalent net interest income					$14,396	$13,583	$813	5.99%
Net interest spread									3.30%	3.43%	(0.13)%
Net interest margin									3.51%	3.59%	(0.08)%

The Company's largest component of net income is net interest income. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. Management continually develops and applies strategies to maintain the net interest margin.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The net interest margin for the three months ended March 31, 2016 declined 8 basis points to 3.51 percent compared to the same period in 2015. The Board of Governors of the Federal Reserve System (the Federal Reserve) increased the target federal funds interest rate by 25 basis points in December 2015, the first interest rate change in seven years. This action was the impetus for the Company increasing interest rates on certain deposit categories in the same month. The other primary drivers of the decline in the net interest margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were the 12 basis point reduction in yield on investment securities and the 83 basis point increase in the rate on other borrowed funds. Despite the decline in the net interest margin, tax-equivalent net interest income for the three months ended March 31, 2016 increased $813 compared to the same time period in 2015, primarily as the result of the increase in average outstanding loans and the offset of the prime rate increase in mid-December 2015. Management expects the persisting low interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2016 if the Federal Reserve maintains its current monetary policy.

Tax-equivalent interest income on loans increased $864 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The improvement was due to the $67,513 increase in average loan balances quarter-over-quarter in conjunction with the effect of the one basis point increase in the yield for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans

The average balance of investment securities was $46,814 higher during the three months ended March 31, 2016 than during the same period in 2015, while a lower yield on the most recent portfolio purchases caused the portfolio yield to decline for the three months ended March 31, 2016, compared to the same period last year. The increase in average balances was primarily attributable to purchases of $99,901 made in the last four months of 2015. No investment securities were purchased during the three months ended March 31, 2016.

Average interest-bearing demand, savings and money market deposits increased $60,343 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, mainly due to an increase in average public fund money market accounts. The average rate paid on deposits for the three months ended March 31, 2016 increased four basis points compared to the three months ended March 31, 2015.  The increase in rates was primarily due to increasing interest rates on certain money market deposit products in late December 2015. Meanwhile, interest rates continued to decline on time deposits as maturing time deposits had higher rates than are currently offered. The average balance of time deposits continues to decline as fewer customers are willing to lock in low rates in this extended period of historically low interest rates.

The average rate paid on other borrowed funds increased 83 basis points for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, while the average balance declined $28,735 quarter-over-quarter. The increase in the average rate paid was due to the combination of amortization of interest rate swap termination fees paid in 2015, an interest rate swap that became effective in December 2015, and an increase in rates for variable rate FHLB advances. The decline in the average balance for the three months ended March 31, 2016 compared to the same three months of 2015 was due to the the combination of a reduction in average overnight borrowings and principal payments on long-term borrowings.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluations, the provision for loan losses for the three months ended March 31, 2016 and 2015 was $200 and $0, respectively.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2016 and 2015 and related ratios.

	Three Months Ended March 31,
	2016	2015	Change
Balance at beginning of period	$14,967	$13,607	$1,360
Charge-offs	—	(38)	38
Recoveries	113	309	(196)
Net recoveries	113	271	(158)
Provision for loan losses charged to operations	200	—	200
Balance at end of period	$15,280	$13,878	$1,402

Average loans outstanding	$1,253,559	$1,185,946

Ratio of annualized net (recoveries)
during the period to average loans outstanding	(0.04)%	(0.09)%

Ratio of allowance for loan losses to average loans outstanding	1.22%	1.17%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In general, the U.S. economy is growing, but at a lower rate than was considered normal before the financial crisis. Job growth continues at approximately 200,000 new jobs per month, and the national unemployment rate remains at 5.0 percent. Activity in the housing market continues at a moderate pace. Interest rates are expected to gradually increase, although any increase may be delayed due to the slowing world economy. The economic environments in Iowa and Minnesota continue to slowly improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2015. In the first three months of 2016, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. As the experience factors continued to decline, management decided to increase the factors for other considerations in the first three months of 2016 for construction and development, commercial real estate, home equity and consumer loans to maintain an adequate allowance for loan losses. This held the portion of the allowance for loan losses related to loans collectively evaluated for impairment at 1.16 percent as of March 31, 2016 and December 31, 2015. Management believes the resulting allowance for loan losses as of March 31, 2016 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$596	$620	$(24)	(3.87)%
Debit card usage fees	447	435	12	2.76%
Trust services	297	325	(28)	(8.62)%
Increase in cash value of bank-owned life insurance	168	189	(21)	(11.11)%
Gain from bank-owned life insurance	443	—	443	NA
Realized investment securities gains, net	—	11	(11)	(100.00)%
Other income:
Revenue from residential mortgage banking	22	35	(13)	(37.14)%
All other income	257	245	12	4.90%
Total other income	279	280	(1)	(0.36)%
Total noninterest income	$2,230	$1,860	$370	19.89%
Revenue from trust services was lower during the three months ended March 31, 2016 compared to the same time period in 2015 mainly due to fewer one-time estate fees. Partially offsetting the lower amount of one-time fees were ongoing business development efforts, which resulted in growth in the number of accounts and amount of assets held within trust accounts.

The increase in cash value of bank-owned life insurance was lower in the three months ended March 31, 2016 than in the three months ended March 31, 2015, as crediting rates within the policies have declined slightly due to the historically low interest rate environment. As previously mentioned, gain from bank-owned life insurance was $443 for the three months ended March 31, 2016 due to the deaths of a colleague and one of our former employees.

The Company did not sell any investment securities during the first three months of 2016, while net gains on sales of securities of $11 were recognized during the first three months of 2015. The sales in 2015 were undertaken in order to capitalize on available net gains while being able to reinvest the proceeds in investment securities with higher yields.

Revenue from residential mortgage banking declined in the three months ended March 31, 2016 compared to the same period in 2015 as the final gains on sales of residential mortgage loans occurred in January 2015, as residential mortgage underwriting and processing were outsourced to a third party beginning in January 2015. The Company currently receives a fee from that third party for each residential mortgage loan initiated and closed by our retail staff.

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

	Three Months Ended March 31,
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$4,256	$3,990	$266	6.67%
Occupancy	951	1,049	(98)	(9.34)%
Data processing	579	574	5	0.87%
FDIC insurance expense	218	202	16	7.92%
Professional fees	234	204	30	14.71%
Director fees	240	188	52	27.66%
Other expenses:
Marketing	56	63	(7)	(11.11)%
Business development	176	174	2	1.15%
Insurance expense	88	82	6	7.32%
Bank service charges and investment advisory fees	189	173	16	9.25%
Postage and courier	86	88	(2)	(2.27)%
Trust	96	94	2	2.13%
Consulting fees	66	64	2	3.13%
Supplies	63	77	(14)	(18.18)%
Low income housing projects amortization	109	46	63	136.96%
All other	392	378	14	3.70%
Total other	1,321	1,239	82	6.62%
Total noninterest expense	$7,799	$7,446	$353	4.74%
Salaries and employee benefits increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as the result of higher stock-based compensation costs and increased health insurance costs.

When contrasted with the three months ended March 31, 2015, occupancy costs declined for the three months ended March 31, 2016, mostly as the result of the previously mentioned purchase of the Waukee, Iowa, branch facility. The reduction included a one-time reversal of previously accrued rent related to the terms of the previous lease.

Professional fees increased for the three months ended March 31, 2016 compared to the same time period in 2015 chiefly due to increased legal fees associated with defense costs for previously disclosed litigation.

Director fees increased for the three months ended March 31, 2016 compared to the same period in 2015 as a result of increased stock-based compensation costs.

The year-to-date 2016 increase in the cost of low income housing project amortization compared to the three months ended March 31, 2015 was related to the Company making commitments to invest in additional projects. The projected expense for the year ended December 31, 2016 is approximately $400 compared to $228 for the year ended December 31, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Income Tax Expense

The Company recorded income tax expense of $2,234 (28.2 percent of pre-tax income) for the three months ended March 31, 2016 compared with $2,274 (30.8 percent of pre-tax income) for the three months ended March 31, 2015. The Company's consolidated income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, state income taxes and changes in the valuation allowance. For the three months ended March 31, 2016, the tax rate was also lower than the statutory income tax rate due to $443 of tax-exempt gain from bank-owned life insurance. The tax rate for the first quarters of 2016 and 2015 was also impacted by year-to-date federal low income housing tax credits of approximately $88 and $75, respectively.

FINANCIAL CONDITION

The Company had total assets of $1,755,119 as of March 31, 2016, an increase of 0.38 percent compared to total assets as of December 31, 2015. The most significant changes in the balance sheet were increases in loans, premises and equipment, and deposits, and decreases in cash and cash equivalents and securities available for sale.  A summary of changes in the components of the balance sheet is described below.

Investment Securities

The balance of investment securities available for sale declined by $9,379 during the three months ended March 31, 2016, which was attributed primarily to normal principal paydowns on mortgage-backed securities and collateralized mortgage obligations. This cash flow was used to fund loan growth.

As of March 31, 2016, approximately 72 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, management believes both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $28,241 from $1,246,688 as of December 31, 2015, to $1,274,929 as of March 31, 2016. Growth in the loan portfolio during the first three months of 2016 was primarily in the construction, commercial and commercial real estate segments. The Company continues to focus on business development efforts in all of its markets. Management believes loan growth will continue to be strong in all three of our markets during 2016.

Credit quality of the Company's loan portfolio remains strong as nonperforming loans remained at less than a quarter percent of total loans outstanding as of March 31, 2016, as shown in the table below. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.76 percent as of March 31, 2016, compared to 0.87 percent as of December 31, 2015. The ratio for both dates was significantly better than the December 31, 2015 peer group average, which was approximately 10.75 percent, according to data in the December 2015 Bank Holding Company Performance Report, which is prepared by the Division of Supervision and Regulation of the Federal Reserve.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	March 31, 2016	December 31, 2015	Change
Nonaccrual loans	$1,286	$1,381	$(95)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	20	80	(60)
Total nonperforming loans	1,306	1,461	(155)
Other real estate owned	—	—	—
Total nonperforming assets	$1,306	$1,461	$(155)

Nonperforming loans to total loans	0.10%	0.12%	(0.02)%
Nonperforming assets to total assets	0.07%	0.08%	(0.01)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were three TDR loans as of March 31, 2016 and December 31, 2015, with aggregate balances of $577 and $613, respectively, categorized as nonaccrual.

For additional information, refer to the “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

Premises and Equipment

Premises and equipment increased $5,736 from $11,562 as of December 31, 2015, to $17,298 as of March 31, 2016. In February 2016, the Company purchased a branch facility for $4,512 that had previously been leased. The Company also continues with the construction of a new office in Rochester, Minnesota.

Deposits

Deposits increased $5,018 during the first three months of 2016, or 0.35 percent, compared to December 31, 2015.  Savings deposits, which include money market and insured cash sweep money market accounts, increased $62,543 from December 31, 2015 to March 31, 2016. Interest-bearing demand accounts declined $20,524, and noninterest-bearing demand accounts declined $29,298, from December 31, 2015 to March 31, 2016. These changes were due to the combination of business development efforts and normal fluctuations, as corporate customers' liquidity needs vary at any given time. Total time deposits declined $7,703 during the first three months of 2016 due to the continued low interest rate environment. As of March 31, 2016, a significant related party relationship maintained total deposit balances with West Bank of approximately $162,000.

Borrowings

Short-term borrowings declined to $17,000 as of March 31, 2016 from $19,000 as of December 31, 2015. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments. Long-term debt declined $813 during the first three months of 2016, primarily due to scheduled repayments.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $56,723 as of March 31, 2016 compared with $72,651 as of December 31, 2015.

As of March 31, 2016, West Bank had additional borrowing capacity available from the FHLB of approximately $206,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $7,099 and $7,328 to liquidity for the three months ended March 31, 2016 and 2015, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2016.

The Company's total stockholders' equity increased to $156,926 at March 31, 2016 from $152,377 at December 31, 2015.  The increase was primarily the result of net income less dividends paid and an increase in accumulated other comprehensive income.

At March 31, 2016, the Company's tangible common equity as a percent of tangible assets was 8.94 percent compared to 8.72 percent as of December 31, 2015.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$191,426	11.94%	$138,311	8.625%	N/A	N/A
West Bank	177,850	11.19%	137,107	8.625%	$158,965	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	176,127	10.98%	106,239	6.625%	N/A	N/A
West Bank	162,551	10.23%	105,314	6.625%	127,172	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	156,127	9.74%	82,185	5.125%	N/A	N/A
West Bank	162,551	10.23%	81,470	5.125%	103,327	6.50%

Tier 1 Leverage
Consolidated	176,127	10.11%	69,664	4.00%	N/A	N/A
West Bank	162,551	9.39%	69,244	4.00%	86,555	5.00%

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$187,790	12.12%	$123,979	8.00%	N/A	N/A
West Bank	174,450	11.32%	123,279	8.00%	$154,099	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	172,807	11.15%	92,984	6.00%	N/A	N/A
West Bank	159,467	10.35%	92,460	6.00%	123,279	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,807	9.86%	69,738	4.50%	N/A	N/A
West Bank	159,467	10.35%	69,345	4.50%	100,164	6.50%

Tier 1 Leverage
Consolidated	172,807	9.91%	69,764	4.00%	N/A	N/A
West Bank	159,467	9.20%	69,352	4.00%	86,690	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2016 is 0.625 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2016, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2015 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. The Company has not experienced any material changes to its interest rate risk position since December 31, 2015. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first three months of 2016 materially changed compared to those in the year ended December 31, 2015.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed under the supervision, and with the participation, of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 3, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2016, there were no purchases of the Company's common shares under the existing stock repurchase plan. The current authorization of the stock repurchase plan expired in April 2016 and was not renewed by the the Board of Directors.

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

West Bancorporation, Inc.
(Registrant)

April 28, 2016	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 28, 2016	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 28, 2016	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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