Form 10-Q
period 2016-06-30
WEST BANCORPORATION INC
filed 2016-07-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Yes  ☐                      No  ☒

As of July 27, 2016, there were 16,132,540 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$42,688	$57,329
Federal funds sold	5,456	15,322
Cash and cash equivalents	48,144	72,651
Investment securities available for sale, at fair value	291,939	320,714
Investment securities held to maturity, at amortized cost (fair value of $50,565 and $51,918 at June 30, 2016 and December 31, 2015, respectively)	48,963	51,259
Federal Home Loan Bank stock, at cost	12,439	12,447
Loans	1,380,841	1,246,688
Allowance for loan losses	(15,829)	(14,967)
Loans, net	1,365,012	1,231,721
Premises and equipment, net	18,719	11,562
Accrued interest receivable	4,713	4,688
Bank-owned life insurance	32,797	32,834
Deferred tax assets, net	4,984	6,670
Other assets	3,975	3,850
Total assets	$1,831,685	$1,748,396
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$458,197	$486,707
Interest-bearing demand	264,241	267,824
Savings	677,497	570,391
Time of $250,000 or more	12,870	14,749
Other time	97,457	101,058
Total deposits	1,510,262	1,440,729
Federal funds purchased	1,240	2,760
Short-term borrowings	26,000	19,000
Subordinated notes, net of discount	20,392	20,385
Federal Home Loan Bank advances, net of discount	99,131	98,385
Long-term debt, net of discount	6,779	8,405
Accrued expenses and other liabilities	6,902	6,355
Total liabilities	1,670,706	1,596,019
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,132,540 and 16,064,435 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,000	3,000
Additional paid-in capital	20,668	20,067
Retained earnings	135,598	129,740
Accumulated other comprehensive income (loss)	1,713	(430)
Total stockholders' equity	160,979	152,377
Total liabilities and stockholders' equity	$1,831,685	$1,748,396
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$14,303	$12,999	$27,769	$25,621
Investment securities:
Taxable	1,076	1,042	2,231	2,167
Tax-exempt	819	756	1,702	1,520
Federal funds sold	11	22	31	32
Total interest income	16,209	14,819	31,733	29,340
Interest expense:
Deposits	824	551	1,529	1,122
Federal funds purchased	1	2	3	4
Short-term borrowings	17	1	31	27
Subordinated notes	177	176	364	347
Federal Home Loan Bank advances	879	673	1,751	1,397
Long-term debt	38	62	83	126
Total interest expense	1,936	1,465	3,761	3,023
Net interest income	14,273	13,354	27,972	26,317
Provision for loan losses	500	200	700	200
Net interest income after provision for loan losses	13,773	13,154	27,272	26,117
Noninterest income:
Service charges on deposit accounts	619	651	1,215	1,271
Debit card usage fees	475	469	922	904
Trust services	294	317	591	642
Increase in cash value of bank-owned life insurance	164	178	332	367
Gain from bank-owned life insurance	—	—	443	—
Realized investment securities gains, net	60	36	60	47
Other income	291	271	570	551
Total noninterest income	1,903	1,922	4,133	3,782
Noninterest expense:
Salaries and employee benefits	4,234	4,005	8,490	7,995
Occupancy	983	1,010	1,934	2,059
Data processing	627	569	1,206	1,143
FDIC insurance	224	209	442	411
Professional fees	196	177	430	381
Director fees	230	228	470	416
Other expenses	1,325	1,245	2,646	2,484
Total noninterest expense	7,819	7,443	15,618	14,889
Income before income taxes	7,857	7,633	15,787	15,010
Income taxes	2,381	2,361	4,615	4,635
Net income	$5,476	$5,272	$11,172	$10,375

Basic earnings per common share	$0.34	$0.33	$0.69	$0.65
Diluted earnings per common share	$0.34	$0.33	$0.69	$0.65
Cash dividends declared per common share	$0.17	$0.16	$0.33	$0.30
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$5,476	$5,272	$11,172	$10,375
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	1,785	(2,589)	4,470	(560)
Less: reclassification adjustment for net gains realized in net income	(60)	(36)	(60)	(47)
Less: reclassification adjustment for amortization of net unrealized gains to interest income on securities transferred from available for sale to held to maturity	(91)	(9)	(115)	(19)
Income tax benefit (expense)	(621)	1,001	(1,632)	238
Other comprehensive income (loss) on available for sale securities	1,013	(1,633)	2,663	(388)
Unrealized gains (losses) on derivatives arising during the period:	(307)	378	(1,137)	(735)
Less: reclassification adjustment for net loss on derivatives realized in net income	120	—	244	74
Less: reclassification adjustment for amortization of derivative termination costs	27	14	54	16
Income tax benefit (expense)	61	(149)	319	245
Other comprehensive income (loss) on derivatives	(99)	243	(520)	(400)
Total other comprehensive income (loss)	914	(1,390)	2,143	(788)
Comprehensive income	$6,390	$3,882	$13,315	$9,587

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	10,375	—	10,375
Other comprehensive (loss), net of tax	—	—	—	—	—	(788)	(788)
Cash dividends declared, $0.30 per common share	—	—	—	—	(4,812)	—	(4,812)
Stock-based compensation costs	—	—	—	496	—	—	496
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	40,035	—	(179)	—	—	(179)
Excess tax benefits from vesting of restricted stock units	—	—	—	124	—	—	124
Balance, June 30, 2015	$—	16,058,769	$3,000	$19,412	$123,513	$(534)	$145,391

Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	11,172	—	11,172
Other comprehensive income, net of tax	—	—	—	—	—	2,143	2,143
Cash dividends declared, $0.33 per common share	—	—	—	—	(5,314)	—	(5,314)
Stock-based compensation costs	—	—	—	872	—	—	872
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	68,105	—	(348)	—	—	(348)
Excess tax benefits from vesting of restricted stock units	—	—	—	77	—	—	77
Balance, June 30, 2016	$—	16,132,540	$3,000	$20,668	$135,598	$1,713	$160,979

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$11,172	$10,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	200
Net amortization and accretion	2,220	1,808
Loss on disposition of premises and equipment	—	4
Investment securities gains, net	(60)	(47)
Stock-based compensation	872	496
Increase in cash value of bank-owned life insurance	(332)	(367)
Gain from bank-owned life insurance	(443)	—
Depreciation	492	460
Deferred income taxes	373	119
Excess tax benefits from vesting of restricted stock units	(77)	(124)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(25)	39
(Increase) decrease in other assets	(50)	3,844
Decrease in accrued expenses and other liabilities	(346)	(382)
Net cash provided by operating activities	14,496	16,425
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,544	16,946
Proceeds from maturities and calls of investment securities	32,475	24,724
Purchases of securities available for sale	—	(15,180)
Purchases of Federal Home Loan Bank stock	(14,167)	(10,586)
Proceeds from redemption of Federal Home Loan Bank stock	14,175	13,493
Net increase in loans	(133,991)	(32,776)
Purchases of premises and equipment	(7,649)	(1,397)
Proceeds of principal and earnings from bank-owned life insurance	812	—
Proceeds from settlement of other assets	—	3,593
Net cash used in investing activities	(106,801)	(1,183)
Cash Flows from Financing Activities:
Net increase in deposits	69,533	96,148
Net increase (decrease) in federal funds purchased	(1,520)	3,935
Net increase (decrease) in short-term borrowings	7,000	(66,000)
Principal payments on long-term debt	(1,630)	(1,630)
Interest rate swap termination costs paid	—	(541)
Common stock dividends paid	(5,314)	(4,812)
Restricted stock units withheld for payroll taxes	(348)	(179)
Excess tax benefits from vesting of restricted stock units	77	124
Net cash provided by financing activities	67,798	27,045
Net increase (decrease) in cash and cash equivalents	(24,507)	42,287
Cash and Cash Equivalents:
Beginning	72,651	39,781
Ending	$48,144	$82,068

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,756	$3,023
Income taxes	2,520	1,340
Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of security available for sale, pending settlement	$—	$475

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial position as of June 30, 2016 and December 31, 2015, net income and comprehensive income for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$5,476	$5,272	$11,172	$10,375

Weighted average common shares outstanding	16,126	16,054	16,098	16,037
Weighted average effect of restricted stock units
outstanding	34	39	44	52
Diluted weighted average common shares outstanding	16,160	16,093	16,142	16,089

Basic earnings per common share	$0.34	$0.33	$0.69	$0.65
Diluted earnings per common share	$0.34	$0.33	$0.69	$0.65

Restricted stock units totaling 110,765 and 124,186 were anti-dilutive and therefore excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2016, respectively. Restricted stock units totaling 133,214 and 72,619 were anti-dilutive for the three and six months ended June 30, 2015, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,538	$109	$—	$2,647
State and political subdivisions	64,940	2,720	—	67,660
Collateralized mortgage obligations (1)	118,067	1,012	(110)	118,969
Mortgage-backed securities (1)	91,478	1,432	—	92,910
Trust preferred security	1,778	—	(675)	1,103
Corporate notes	8,613	41	(4)	8,650
	$287,414	$5,314	$(789)	$291,939

Securities held to maturity:
State and political subdivisions	$48,963	$1,753	$(151)	$50,565

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,551	$141	$—	$2,692
State and political subdivisions	71,431	1,669	(21)	73,079
Collateralized mortgage obligations (1)	133,414	491	(1,290)	132,615
Mortgage-backed securities (1)	101,299	485	(696)	101,088
Trust preferred security	1,773	—	(668)	1,105
Corporate notes and equity securities	10,130	61	(56)	10,135
	$320,598	$2,847	$(2,731)	$320,714

Securities held to maturity:
State and political subdivisions	$51,259	$883	$(224)	$51,918

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $137,478 and $78,553 as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation. The increase in the amount of pledged investment securities as of June 30, 2016 compared to December 31, 2015 was primarily due to an increase in public fund deposits.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of June 30, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$4,089	$4,107
Due after one year through five years	14,834	15,153
Due after five years through ten years	30,407	31,679
Due after ten years	28,539	29,121
	77,869	80,060
Collateralized mortgage obligations and mortgage-backed securities	209,545	211,879
	$287,414	$291,939
The amortized cost and fair value of investment securities held to maturity as of June 30, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$538	$535
Due after one year through five years	487	486
Due after five years through ten years	19,380	19,880
Due after ten years	28,558	29,664
	$48,963	$50,565
The details of the sales of investment securities available for sale for the three and six months ended June 30, 2016 and 2015 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$1,544	$6,889	$1,544	$16,946
Gross gains on sales	60	43	60	54
Gross losses on sales	—	7	—	7

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	15,073	(110)	15,073	(110)
Mortgage-backed securities	—	—	—	—	—	—
Trust preferred security	—	—	1,103	(675)	1,103	(675)
Corporate notes	1,006	(1)	527	(3)	1,533	(4)
	$1,006	$(1)	$16,703	$(788)	$17,709	$(789)

Securities held to maturity:
State and political subdivisions	$448	$(2)	$4,580	$(149)	$5,028	$(151)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	321	(1)	2,053	(20)	2,374	(21)
Collateralized mortgage obligations	53,043	(449)	38,286	(841)	91,329	(1,290)
Mortgage-backed securities	67,662	(600)	7,200	(96)	74,862	(696)
Trust preferred security	—	—	1,105	(668)	1,105	(668)
Corporate notes and equity securities	4,500	(56)	—	—	4,500	(56)
	$125,526	$(1,106)	$48,644	$(1,625)	$174,170	$(2,731)

Securities held to maturity:
State and political subdivisions	$2,832	$(42)	$7,341	$(182)	$10,173	$(224)
As of June 30, 2016, the available for sale and held to maturity securities with unrealized losses that have existed for longer than one year included 15 state and political subdivision securities, five collateralized mortgage obligation securities, one trust preferred security and one corporate note.

The Company believes the unrealized losses on investments available for sale and held to maturity as of June 30, 2016, were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of June 30, 2016.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Commercial	$380,267	$349,051
Real estate:
Construction, land and land development	223,541	174,602
1-4 family residential first mortgages	49,206	51,370
Home equity	19,727	21,749
Commercial	699,830	644,176
Consumer and other loans	9,487	6,801
	1,382,058	1,247,749
Net unamortized fees and costs	(1,217)	(1,061)
	$1,380,841	$1,246,688
Real estate loans of approximately $630,000 and $590,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2016 and December 31, 2015, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The table below presents the TDR loans by segment as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Troubled debt restructured loans(1):
Commercial	$96	$102
Real estate:
Construction, land and land development	—	60
1-4 family residential first mortgages	20	86
Home equity	—	—
Commercial	389	445
Consumer and other loans	—	—
Total troubled debt restructured loans	$505	$693

(1)	Included in this table were two TDR loans as of June 30, 2016 and three TDR loans as of December 31, 2015, with balances of $485 and $613, respectively, categorized as nonaccrual.

There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2016. There was one loan modification considered to be TDR that occurred during the three months ended June 30, 2015 with a pre- and post-modification recorded investment of $20. There were two loan modifications considered to be TDR that occurred during the six months ended June 30, 2015 with a pre- and post-modification recorded investment of $130.

The recorded investment in TDR loans that have been modified within the twelve months preceding June 30, 2016 and June 30, 2015, and that have subsequently had a payment default, totaled $20 and $110, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real Estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	142	142	—	352	360	—
Home equity	—	—	—	—	—	—
Commercial	388	388	—	482	482	—
Consumer and other loans	—	—	—	—	—	—
	530	530	—	894	1,505	—
With an allowance recorded:
Commercial	132	132	132	142	142	142
Real Estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	259	259	259	270	270	270
Commercial	146	146	146	155	155	155
Consumer and other loans	—	—	—	—	—	—
	537	537	537	567	567	567
Total:
Commercial	132	132	132	142	142	142
Real Estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	142	142	—	352	360	—
Home equity	259	259	259	270	270	270
Commercial	534	534	146	637	637	155
Consumer and other loans	—	—	—	—	—	—
	$1,067	$1,067	$537	$1,461	$2,072	$567

The balance of impaired loans at June 30, 2016 and December 31, 2015 was composed of 8 and 13 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$—	$—	$164	$—	$—	$—	$164	$—
Real estate:
Construction, land and
land development	—	—	354	4	16	—	360	7
1-4 family residential
first mortgages	255	—	307	—	295	1	284	—
Home equity	—	—	—	—	—	—	—	—
Commercial	402	—	1,229	—	422	—	937	—
Consumer and other loans	—	—	4	—	—	—	2	—
	657	—	2,058	4	733	1	1,747	7
With an allowance recorded:
Commercial	135	—	245	—	138	—	265	2
Real estate:
Construction, land and
land development	—	—	—	—	—	—	353	6
1-4 family residential
first mortgages	—	—	—	—	—	—	—	—
Home equity	261	—	222	—	264	—	224	—
Commercial	148	—	165	—	150	—	168	—
Consumer and other loans	—	—	—	—	—	—	—	—
	544	—	632	—	552	—	1,010	8
Total:
Commercial	135	—	409	—	138	—	429	2
Real estate:
Construction, land and
land development	—	—	354	4	16	—	713	13
1-4 family residential
first mortgages	255	—	307	—	295	1	284	—
Home equity	261	—	222	—	264	—	224	—
Commercial	550	—	1,394	—	572	—	1,105	—
Consumer and other loans	—	—	4	—	—	—	2	—
	$1,201	$—	$2,690	$4	$1,285	$1	$2,757	$15

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$12	$—	$—	$12	$380,123	$132	$380,267
Real estate:
Construction, land and
land development	—	—	—	—	223,541	—	223,541
1-4 family residential
first mortgages	—	—	—	—	49,084	122	49,206
Home equity	—	—	—	—	19,468	259	19,727
Commercial	—	—	—	—	699,296	534	699,830
Consumer and other	—	—	—	—	9,487	—	9,487
Total	$12	$—	$—	$12	$1,380,999	$1,047	$1,382,058

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1	$38	$—	$39	$348,870	$142	$349,051
Real estate:
Construction, land and
land development	—	—	—	—	174,602	—	174,602
1-4 family residential
first mortgages	317	—	—	317	50,721	332	51,370
Home equity	—	—	—	—	21,479	270	21,749
Commercial	—	—	—	—	643,539	637	644,176
Consumer and other	—	—	—	—	6,801	—	6,801
Total	$318	$38	$—	$356	$1,246,012	$1,381	$1,247,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$375,440	$3,528	$1,299	$—	$380,267
Real estate:
Construction, land and land development	222,503	—	1,038	—	223,541
1-4 family residential first mortgages	48,275	789	142	—	49,206
Home equity	19,377	82	268	—	19,727
Commercial	678,136	21,025	669	—	699,830
Consumer and other	9,474	—	13	—	9,487
Total	$1,353,205	$25,424	$3,429	$—	$1,382,058

	December 31, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,650	$2,936	$1,465	$—	$349,051
Real estate:
Construction, land and land development	173,373	—	1,229	—	174,602
1-4 family residential first mortgages	50,375	517	478	—	51,370
Home equity	21,401	68	280	—	21,749
Commercial	619,608	22,977	1,591	—	644,176
Consumer and other	6,786	—	15	—	6,801
Total	$1,216,193	$26,498	$5,058	$—	$1,247,749
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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,143	$2,662	$396	$519	$7,484	$76	$15,280
Charge-offs	—	—	(93)	—	—	—	(93)
Recoveries	99	12	10	17	3	1	142
Provision (1)	199	130	80	(53)	119	25	500
Ending balance	$4,441	$2,804	$393	$483	$7,606	$102	$15,829

	Three Months Ended June 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,498	$1,744	$433	$505	$6,669	$29	$13,878
Charge-offs	(18)	—	(15)	—	—	—	(33)
Recoveries	303	—	1	10	3	2	319
Provision (1)	(47)	(44)	26	(41)	310	(4)	200
Ending balance	$4,736	$1,700	$445	$474	$6,982	$27	$14,364

	Six Months Ended June 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	—	—	(93)	—	—	—	(93)
Recoveries	141	56	21	24	6	7	255
Provision (1)	(69)	410	(43)	(22)	346	78	700
Ending balance	$4,441	$2,804	$393	$483	$7,606	$102	$15,829

	Six Months Ended June 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(56)	—	(15)	—	—	—	(71)
Recoveries	327	250	2	35	6	8	628
Provision (1)	50	(701)	(8)	(95)	963	(9)	200
Ending balance	$4,736	$1,700	$445	$474	$6,982	$27	$14,364

(1)
The negative provisions for the various segments are either related to the decline in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2016 and December 31, 2015.

	June 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$132	$—	$—	$259	$146	$—	$537
Collectively evaluated for impairment	4,309	2,804	393	224	7,460	102	15,292
Total	$4,441	$2,804	$393	$483	$7,606	$102	$15,829

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$—	$—	$270	$155	$—	$567
Collectively evaluated for impairment	4,227	2,338	508	211	7,099	17	14,400
Total	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2016 and December 31, 2015.

	June 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$132	$—	$142	$259	$534	$—	$1,067
Collectively evaluated for impairment	380,135	223,541	49,064	19,468	699,296	9,487	1,380,991
Total	$380,267	$223,541	$49,206	$19,727	$699,830	$9,487	$1,382,058

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$60	$352	$270	$637	$—	$1,461
Collectively evaluated for impairment	348,909	174,542	51,018	21,479	643,539	6,801	1,246,288
Total	$349,051	$174,602	$51,370	$21,749	$644,176	$6,801	$1,247,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

In 2012 and 2013, the Company entered into forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of the forward-starting dates. The swap transactions were designated as cash flow hedges. Three interest rate swaps, with a total notional amount of $70,000, have been terminated, subject to termination fees totaling $541. The termination fees will be reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through June 2020. The remaining interest rate swap, with a notional amount of $30,000, became effective in December 2015. No amount of ineffectiveness was included in net income for the six months ended June 30, 2016 or 2015, and the Company estimates there will be approximately $578 of cash payments and reclassification from accumulated other comprehensive income to interest expense through June 30, 2017. As of June 30, 2016 and December 31, 2015, the Company pledged $1,580 and $740, respectively, of collateral to the counterparty in the form of cash on deposit with a third party.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2016 and December 31, 2015.

Interest Rate Swap	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
June 30, 2016	$30,000	$1,668	Other Liabilities	0.95%	2.52%	9/21/2020
December 31, 2015	30,000	774	Other Liabilities	0.88%	2.52%	9/21/2020
The following table identifies the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2016 and 2015.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pre-tax (Loss)
	Recognized in		Amount of		Amount of
Interest Rate Swap	OCI	Category	Gain (Loss)	Category	Gain (Loss)
June 30, 2016	$(1,137)	Interest Expense	$(298)	Other Income	$—
June 30, 2015	(735)	Interest Expense	(90)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$6,015	$5,687
Intangibles	617	771
Accrued expenses	583	898
Restricted stock compensation	164	358
Net unrealized losses on interest rate swaps	792	473
State net operating loss carryforward	1,235	1,183
Capital loss carryforward	355	355
Other	37	34
	9,798	9,759
Deferred tax liabilities:
Net deferred loan fees and costs	334	350
Premises and equipment	762	674
Net unrealized gains on securities available for sale	1,842	210
Other	286	317
	3,224	1,551
Net deferred tax assets before valuation allowance	6,574	8,208
Valuation allowance	(1,590)	(1,538)
Net deferred tax assets	$4,984	$6,670
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

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2016 and 2015.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2014	$416	$(162)	$254
Other comprehensive income (loss) before reclassifications	(347)	(456)	(803)
Amounts reclassified from accumulated other comprehensive income	(41)	56	15
Net current period other comprehensive income (loss)	(388)	(400)	(788)
Balance, June 30, 2015	$28	$(562)	$(534)

Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	2,772	(705)	2,067
Amounts reclassified from accumulated other comprehensive income	(109)	185	76
Net current period other comprehensive income (loss)	2,663	(520)	2,143
Balance, June 30, 2016	$3,005	$(1,292)	$1,713

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Commitments to extend credit	$586,490	$558,633
Standby letters of credit	7,673	8,720
	$594,163	$567,353
West Bank has executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. At June 30, 2016, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $279. The outstanding balance of mortgage loans sold under the MPF Program was $127,778 and $139,152 at June 30, 2016 and December 31, 2015, respectively.

Contractual commitments: The Company has remaining commitments to invest in five qualified affordable housing projects totaling $6,133 as of June 30, 2016.

During 2015, the Company began construction on a new office in Rochester, Minnesota. Progress billings of approximately $3,290 have been paid on the $6,668 contract through June 30, 2016.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2016.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,647	$—	$2,647	$—
State and political subdivisions	67,660	—	67,660	—
Collateralized mortgage obligations	118,969	—	118,969	—
Mortgage-backed securities	92,910	—	92,910	—
Trust preferred security	1,103	—	1,103	—
Corporate notes	8,650	8,350	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$1,668	$—	$1,668	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,692	$—	$2,692	$—
State and political subdivisions	73,079	—	73,079	—
Collateralized mortgage obligations	132,615	—	132,615	—
Mortgage-backed securities	101,088	—	101,088	—
Trust preferred security	1,105	—	1,105	—
Corporate notes and equity securities	10,135	9,835	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$774	$—	$774	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of June 30, 2016 and December 31, 2015, impaired loans of $0 and $98, respectively, for which a fair value adjustment was recorded were classified as Level 3.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2016 and December 31, 2015.

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$42,688	$42,688	$57,329	$57,329
Federal funds sold	Level 1	5,456	5,456	15,322	15,322
Investment securities available for sale	See previous table	291,939	291,939	320,714	320,714
Investment securities held to maturity	Level 2	48,963	50,565	51,259	51,918
Federal Home Loan Bank stock	Level 1	12,439	12,439	12,447	12,447
Loans, net(1)	Level 2	1,365,012	1,367,726	1,231,721	1,235,336
Accrued interest receivable	Level 1	4,713	4,713	4,688	4,688
Financial liabilities:
Deposits	Level 2	$1,510,262	$1,510,368	$1,440,729	$1,440,762
Federal funds purchased	Level 1	1,240	1,240	2,760	2,760
Short-term borrowings	Level 1	26,000	26,000	19,000	19,000
Subordinated notes, net	Level 2	20,392	12,686	20,385	11,674
Federal Home Loan Bank advances, net	Level 2	99,131	99,316	98,385	98,812
Long-term debt, net	Level 2	6,779	6,699	8,405	8,314
Accrued interest payable	Level 1	348	348	343	343
Interest rate swap	Level 2	1,668	1,668	774	774
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $0 and $98 as of June 30, 2016 and December 31, 2015, respectively, which are Level 3.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in regulatory requirements, limitations and costs; changes in customers' acceptance of the Company's products and services; cyber-attacks; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 3, 2016. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND SIX MONTHS ENDED JUNE 30, 2016

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, which includes West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015). Results of operations for the three and six months ended June 30, 2016 are compared to the results for the same periods in 2015, and the consolidated financial condition of the Company as of June 30, 2016 is compared to balances as of December 31, 2015. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended June 30, 2016 was $5,476, or $0.34 per diluted common share, compared to $5,272, or $0.33 per diluted common share, for the three months ended June 30, 2015. The Company's annualized return on average assets (ROA) and return on average equity (ROE) for the three months ended June 30, 2016 were 1.22 and 13.90 percent, respectively, compared to 1.28 and 14.64 percent, respectively, for the three months ended June 30, 2015.

The increase in net income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was mainly due to higher net interest income, which was partially offset by an increased provision for loan losses and a 5.1 percent increase in noninterest expense. The $919, or 6.9 percent, increase in net interest income was fueled by an increase of $122,049, or 10.1 percent, in average loans outstanding for the three months ended June 30, 2016 compared to the same time period in 2015. The provision for loan losses was increased to $500 for the three months ended June 30, 2016 from $200 for the three months ended June 30, 2015 in conjunction with the loan growth.

Net income for the six months ended June 30, 2016 was $11,172, or $0.69 per diluted common share, compared to $10,375, or $0.65 per diluted common share, for the six months ended June 30, 2015. The Company's annualized ROA and ROE for the six months ended June 30, 2016 were 1.27 and 14.33 percent, respectively, compared to 1.28 and 14.61 percent, respectively, for the first half of 2015.

The increase in net income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to growth in net interest income associated with loan growth and the recognition of tax-exempt gain from bank-owned life insurance. Partially offsetting these increases for the first half of 2016 compared to the first half of 2015 were increases in the provision for loan losses and noninterest expense.

Net interest income for the six months ended June 30, 2016 grew $1,655, or 6.3 percent, compared to the six months ended June 30, 2015. Similar to the three months ended June 30, 2016, the increase in net interest income was primarily due to the $94,719 increase in average loans outstanding for the first half of 2016 compared to the first half of 2015. In association with the loan growth, the Company recorded a provision for loan losses of $700 for the six months ended June 30, 2016, compared to a $200 provision in the six months ended June 30, 2015.

The Company recognized tax-exempt gain from bank-owned life insurance of $443 in the six months ended June 30, 2016 due to the losses of one of our colleagues and a former employee. Partially offsetting this tax-exempt income was an increase of approximately $171 in noninterest expense for the six months ended June 30, 2016 due to the recognition of costs associated with the death of the employee. The remaining $558 increase in noninterest expense for the six months ended June 30, 2016 compared to the same period in 2015 was mainly due to increased salaries and benefit costs, and normal increases in other operating costs.

Total loans outstanding increased $134,153, or 10.8 percent, during the first half of 2016 from December 31, 2015 to June 30, 2016. Management believes loan growth will continue in the second half of 2016 as the demand for commercial, construction and development, and commercial real estate loans remains strong in all three of the Company's markets, but expects it to do so at a slower rate than in the first half of 2016. The credit quality of the loan portfolio remains strong as evidenced by the Company's Texas ratio, which was 0.60 percent as of June 30, 2016. As of June 30, 2016, the allowance for loan losses was 1.15 percent of outstanding loans, and management believes it was adequate to absorb any losses inherent in the loan portfolio.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Each quarter throughout the year, the Company's four key performance metrics are compared to our identified peer group of 16 companies. The group of 16 publicly traded peer financial institutions against which we compare our performance each quarter consists of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the three months ended March 31, 2016 (latest data available), the Company's metrics for the six months ended June 30, 2016 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher ROA.

	West Bancorporation, Inc.	Peer Group Range
	Six months ended June 30, 2016	Three months ended March 31, 2016
Return on average assets	1.27%	0.32% - 1.40%
Return on average equity	14.33%	2.37% - 13.65%
Efficiency ratio*	46.76%	54.14% - 79.21%
Texas ratio*	0.60%	3.61% - 26.94%
* A lower ratio is more desirable.

Previously announced construction continues on a permanent office in Rochester, Minnesota. The new facility will replace a leased office and is expected to open in the fourth quarter of 2016. We believe the more prominent location of the new office will enhance our ability to expand the customer base in that market.

At its meeting on July 27, 2016, the Board of Directors declared a quarterly dividend of $0.17 per common share. The dividend is payable on August 24, 2016, to stockholders of record as of August 10, 2016. The dividend was increased $0.01 to the $0.17 level in April 2016 and represents the highest quarterly dividend amount paid by the Company.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2016 compared with the same periods in 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	Change %	2016	2015	Change	Change %
Net income	$5,476	$5,272	$204	3.87%	$11,172	$10,375	$797	7.68%
Average assets	1,801,631	1,654,456	147,175	8.90%	1,772,865	1,639,132	133,733	8.16%
Average stockholders' equity	158,432	144,384	14,048	9.73%	156,776	143,228	13,548	9.46%

Return on average assets	1.22%	1.28%	(0.06)%		1.27%	1.28%	(0.01)%
Return on average equity	13.90%	14.64%	(0.74)%		14.33%	14.61%	(0.28)%
Net interest margin	3.52%	3.59%	(0.07)%		3.52%	3.59%	(0.07)%
Efficiency ratio*	46.62%	46.88%	(0.26)%		46.76%	47.55%	(0.79)%
Dividend payout ratio	50.08%	48.74%	1.34%		47.56%	46.38%	1.18%
Average equity to average
assets ratio	8.79%	8.73%	0.06%		8.84%	8.74%	0.1%

					As of June 30,
					2016	2015	Change
Texas ratio*					0.60%	3.43%	(2.83)%
Equity to assets ratio					8.79%	8.79%	—%
Tangible common equity ratio					8.79%	8.79%	—%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2016	2015	Change	Change- %	2016	2015	Change	Change- %	2016	2015	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$368,631	$329,414	$39,217	11.91%	$3,888	$3,469	$419	12.08%	4.24%	4.22%	0.02%
Real estate (3)	953,102	870,593	82,509	9.48%	10,576	9,697	879	9.06%	4.46%	4.47%	(0.01)%
Consumer and other	8,736	8,413	323	3.84%	82	80	2	2.50%	3.80%	3.81%	(0.01)%
Total loans	1,330,469	1,208,420	122,049	10.10%	14,546	13,246	1,300	9.81%	4.40%	4.40%	—%

Investment securities:
Taxable	244,849	216,954	27,895	12.86%	1,076	1,042	34	3.26%	1.76%	1.92%	(0.16)%
Tax-exempt (3)	120,106	102,256	17,850	17.46%	1,234	1,145	89	7.77%	4.11%	4.48%	(0.37)%
Total investment securities	364,955	319,210	45,745	14.33%	2,310	2,187	123	5.62%	2.53%	2.74%	(0.21)%

Federal funds sold	8,276	34,300	(26,024)	(75.87)%	11	22	(11)	(50.00)%	0.51%	0.26%	0.25%
Total interest-earning assets (3)	$1,703,700	$1,561,930	$141,770	9.08%	16,867	15,455	1,412	9.14%	3.98%	3.97%	0.01%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$923,591	$835,119	$88,472	10.59%	627	327	300	91.74%	0.27%	0.16%	0.11%
Time deposits	108,396	142,826	(34,430)	(24.11)%	197	224	(27)	(12.05)%	0.73%	0.63%	0.10%
Total deposits	1,031,987	977,945	54,042	5.53%	824	551	273	49.55%	0.32%	0.23%	0.09%
Other borrowed funds	141,947	136,747	5,200	3.80%	1,112	914	198	21.66%	3.15%	2.68%	0.47%
Total interest-bearing
liabilities	$1,173,934	$1,114,692	$59,242	5.31%	1,936	1,465	471	32.15%	0.66%	0.53%	0.13%

Tax-equivalent net interest income					$14,931	$13,990	$941	6.73%
Net interest spread									3.32%	3.44%	(0.12)%
Net interest margin									3.52%	3.59%	(0.07)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2016	2015	Change	Change- %	2016	2015	Change	Change- %	2016	2015	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$359,133	$321,730	$37,403	11.63%	$7,503	$6,668	$835	12.52%	4.20%	4.18%	0.02%
Real estate (3)	924,806	866,728	58,078	6.70%	20,602	19,260	1,342	6.97%	4.48%	4.48%	—%
Consumer and other	8,075	8,837	(762)	(8.62)%	155	168	(13)	(7.74)%	3.87%	3.84%	0.03%
Total loans	1,292,014	1,197,295	94,719	7.91%	28,260	26,096	2,164	8.29%	4.40%	4.40%	—%

Investment securities:
Taxable	250,765	223,816	26,949	12.04%	2,231	2,167	64	2.95%	1.78%	1.94%	(0.16)%
Tax-exempt (3)	122,130	102,758	19,372	18.85%	2,566	2,300	266	11.57%	4.20%	4.48%	(0.28)%
Total investment securities	372,895	326,574	46,321	14.18%	4,797	4,467	330	7.39%	2.57%	2.74%	(0.17)%

Federal funds sold	11,453	24,818	(13,365)	(53.85)%	31	32	(1)	(3.13)%	0.54%	0.26%	0.28%
Total interest-earning assets (3)	$1,676,362	$1,548,687	$127,675	8.24%	33,088	30,595	2,493	8.15%	3.97%	3.98%	(0.01)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$892,329	$818,015	$74,314	9.08%	1,164	651	513	78.80%	0.26%	0.16%	0.10%
Time deposits	110,216	138,566	(28,350)	(20.46)%	365	471	(106)	(22.51)%	0.67%	0.69%	(0.02)%
Total deposits	1,002,545	956,581	45,964	4.81%	1,529	1,122	407	36.27%	0.31%	0.24%	0.07%
Other borrowed funds	141,773	153,448	(11,675)	(7.61)%	2,232	1,901	331	17.41%	3.17%	2.50%	0.67%
Total interest-bearing
liabilities	$1,144,318	$1,110,029	$34,289	3.09%	3,761	3,023	738	24.41%	0.66%	0.55%	0.11%

Tax-equivalent net interest income					$29,327	$27,572	$1,755	6.37%
Net interest spread									3.31%	3.43%	(0.12)%
Net interest margin									3.52%	3.59%	(0.07)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The net interest margin for both the three and six months ended June 30, 2016 declined 7 basis points to 3.52 percent compared to the three and six months ended June 30, 2015. The Board of Governors of the Federal Reserve System (the Federal Reserve) increased the target federal funds interest rate by 25 basis points in December 2015, the first interest rate change in seven years. As a result of that market increase, the Company increased the interest rates on certain deposit categories in the same month. The other primary drivers of the decline in the net interest margin for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, were the reduction in yield on investment securities and the increase in the rate on other borrowed funds. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and six months ended June 30, 2016 increased $941 and $1,755, respectively, compared to the same time periods in 2015. The increase in net interest income for both 2016 periods compared to the three and six months ended June 30, 2015 was primarily due to the increase in average outstanding loans. Management expects the persisting low interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2016.

Tax-equivalent interest income on loans increased $1,300 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, tax-equivalent interest income on loans increased $2,164 compared to the same time period in 2015. The improvement for both time periods was due to the significant increase in average loan balances outstanding. The yield held steady for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was higher during the three and six months ended June 30, 2016 than during the same periods in 2015, while calls of certain higher-yielding municipal securities and a lower yield on the most recent portfolio purchases caused the overall portfolio yield to decline 21 and 17 basis points, respectively, for the three and six months ended June 30, 2016 compared to the same periods last year. The increase in average balances was primarily attributable to purchases in the second half of 2015. No investment securities were purchased during the three or six months ended June 30, 2016.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, mainly due to an increase in average balances of money market accounts, including public funds from municipalities. The average rate paid on interest-bearing demand, savings and money market deposits for the three and six months ended June 30, 2016 increased 11 and 10 basis points, respectively, compared to the three and six months ended June 30, 2015.  The increase in rates was primarily due to increasing interest rates on certain money market deposit products in late December 2015 and the mix of new deposits in 2016. The average balance of time deposits continued to decline as fewer customers are willing to lock in low rates in this extended period of historically low interest rates. Meanwhile, interest rates on time deposits increased 10 basis points for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to fees paid at the time new and renewed Certificate of Deposit Account Registry Service deposits were issued. Interest rates on time deposits for the six months ended June 30, 2016 declined 2 basis points compared to the same period in 2015 as maturing time deposits had higher rates than are currently offered.

The average rate paid on other borrowed funds increased 47 and 67 basis points, respectively, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The increase in the average rate paid was due to the combination of amortization of interest rate swap termination fees paid in 2015, an interest rate swap that became effective in December 2015, and an increase in rates for variable rate FHLB advances and the subordinated note. The increase in the average balance of other borrowed funds for the three months ended June 30, 2016 compared to the same three months of 2015 was caused by higher average overnight borrowings. The decline in average other borrowed funds for the six months ended June 30, 2016 compared to the first half of 2015 was due to the the combination of a reduction in average overnight borrowings and principal payments on long-term borrowings.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluations, the provision for loan losses for the three months ended June 30, 2016 and 2015 was $500 and $200, respectively. The provision for loan losses was $700 and $200, respectively, for the six months ended June 30, 2016 and 2015. The increased provision for the three and six months ended June 30, 2016 compared to the same time periods in 2015 was directly associated with the strong loan growth in the respective periods.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2016 and 2015 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Balance at beginning of period	$15,280	$13,878	$1,402	$14,967	$13,607	$1,360
Charge-offs	(93)	(33)	(60)	(93)	(71)	(22)
Recoveries	142	319	(177)	255	628	(373)
Net recoveries	49	286	(237)	162	557	(395)
Provision for loan losses charged to operations	500	200	300	700	200	500
Balance at end of period	$15,829	$14,364	$1,465	$15,829	$14,364	$1,465

Average loans outstanding	$1,330,469	$1,208,420		$1,292,014	$1,197,245

Ratio of annualized net (recoveries) during
the period to average loans outstanding	(0.01)%	(0.09)%		(0.03)%	(0.09)%

Ratio of allowance for loan losses to
average loans outstanding	1.19%	1.19%		1.23%	1.20%
In general, the U.S. economy is growing, but at a lower rate than was considered normal before the financial crisis. Average monthly job growth in 2016 has dropped below 200,000, while the national unemployment rate has declined to 4.7 percent as of June 30, 2016. Activity in the housing market continues at a moderate pace. Interest rates are expected to gradually increase, although any increase may be delayed due to the slowing world economy. The economic environments in Iowa and Minnesota continue to slowly improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2015. In the first six months of 2016, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The loan growth in the second quarter of 2016 resulted in the portion of the allowance for loan losses related to loans collectively evaluated for impairment to increase by $892 to a total of $15,292, which was 1.11 percent of loans collectively evaluated for impairment as of June 30, 2016 compared to 1.16 percent as of December 31, 2015. Management believes the resulting allowance for loan losses as of June 30, 2016 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended June 30,
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$619	$651	$(32)	(4.92)%
Debit card usage fees	475	469	6	1.28%
Trust services	294	317	(23)	(7.26)%
Increase in cash value of bank-owned life insurance	164	178	(14)	(7.87)%
Realized investment securities gains, net	60	36	24	66.67%
Other income:
Revenue from residential mortgage banking	43	52	(9)	(17.31)%
Letter of credit fees	27	17	10	58.82%
All other income	221	202	19	9.41%
Total other income	291	271	20	7.38%
Total noninterest income	$1,903	$1,922	$(19)	(0.99)%

	Six Months Ended June 30,
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$1,215	$1,271	$(56)	(4.41)%
Debit card usage fees	922	904	18	1.99%
Trust services	591	642	(51)	(7.94)%
Increase in cash value of bank-owned life insurance	332	367	(35)	(9.54)%
Gain from bank-owned life insurance	443	—	443	NA
Realized investment securities gains, net	60	47	13	27.66%
Other income:
Revenue from residential mortgage banking	65	87	(22)	(25.29)%
Letter of credit fees	57	48	9	18.75%
All other income	448	416	32	7.69%
Total other income	570	551	19	3.45%
Total noninterest income	$4,133	$3,782	$351	9.28%
Service charges on deposit accounts declined for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to lower fees resulting from fewer instances of nonsufficient funds, which was partially offset by higher fees from commercial accounts.

Revenue from trust services was lower during the three and six months ended June 30, 2016 compared to the same time period in 2015 mainly due to fewer one-time estate fees. Partially offsetting the lower amount of one-time fees was growth in the number of accounts and amount of assets held within trust accounts due to ongoing business development efforts.

The increase in cash value of bank-owned life insurance was lower in the three and six months ended June 30, 2016 than in the three and six months ended June 30, 2015, as crediting rates within the policies have declined slightly due to the historically low interest rate environment. As previously mentioned, gain from bank-owned life insurance was $443 for the six months ended June 30, 2016 due to the deaths of a colleague and a former employee.

The Company sold three preferred stocks during the three months ended June 30, 2016 recognizing gains of $60, while net gains on sales of securities of $36 and $47 were recognized during the three and six months ended June 30, 2015, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Revenue from residential mortgage banking declined in the three and six months ended June 30, 2016 compared to the same period in 2015 as gains on sales of residential mortgage loans last occurred in January 2015. Residential mortgage underwriting and processing were outsourced to a third party at that time. The Company currently receives a fee from that third party for each residential mortgage loan initiated and closed by our retail staff.

Letter of credit fees grew in association with an increase in the amount of standby letters of credit activity for both the three and six months ended June 30, 2016 as compared to the same time periods in 2015.

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

	Three Months Ended June 30,
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$4,234	$4,005	$229	5.72%
Occupancy	983	1,010	(27)	(2.67)%
Data processing	627	569	58	10.19%
FDIC insurance expense	224	209	15	7.18%
Professional fees	196	177	19	10.73%
Director fees	230	228	2	0.88%
Other expenses:
Marketing	42	64	(22)	(34.38)%
Business development	241	194	47	24.23%
Insurance expense	80	87	(7)	(8.05)%
Bank service charges and investment advisory fees	184	170	14	8.24%
Postage and courier	76	78	(2)	(2.56)%
Trust	108	99	9	9.09%
Consulting fees	81	57	24	42.11%
Supplies	79	75	4	5.33%
Low income housing projects amortization	97	76	21	27.63%
All other	337	345	(8)	(2.32)%
Total other	1,325	1,245	80	6.43%
Total noninterest expense	$7,819	$7,443	$376	5.05%

	Six Months Ended June 30,
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$8,490	$7,995	$495	6.19%
Occupancy	1,934	2,059	(125)	(6.07)%
Data processing	1,206	1,143	63	5.51%
FDIC insurance expense	442	411	31	7.54%
Professional fees	430	381	49	12.86%
Director fees	470	416	54	12.98%
Other expenses:
Marketing	98	127	(29)	(22.83)%
Business development	417	368	49	13.32%
Insurance expense	168	169	(1)	(0.59)%
Bank service charges and investment advisory fees	373	343	30	8.75%
Postage and courier	162	166	(4)	(2.41)%
Trust	204	193	11	5.70%
Consulting fees	147	121	26	21.49%
Supplies	142	152	(10)	(6.58)%
Low income housing projects amortization	206	122	84	68.85%
All other	729	723	6	0.83%
Total other	2,646	2,484	162	6.52%
Total noninterest expense	$15,618	$14,889	$729	4.90%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily as the result of higher stock-based compensation costs, increased health insurance costs, increased defined contribution plan expense and higher payroll taxes. The increases in defined contribution plan expense and payroll taxes were primarily associated with a one-time payout of accrued vacation that occurred in the second quarter of 2016 in conjunction with a change in the Company's vacation carryover policy.

When contrasted with the three and six months ended June 30, 2015, occupancy costs declined for the three and six months ended June 30, 2016, primarily as the result of the February 2016 purchase of the Waukee, Iowa, branch facility. The reduction reflects a one-time reversal of previously accrued rent related to the terms of the previous lease. Ongoing operating costs for that location are expected to remain lower than rental costs.

The increase in data processing expense for the three months ended June 30, 2016 compared to the same time period in 2015 was primarily because of implementation of additional security measures during the second quarter.

Federal Deposit Insurance Corporation (FDIC) insurance expense increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due to growth in total assets. On April 26, 2016, the FDIC issued a final rule to revise the assessment rate system for small depository institutions (generally, those institutions with less than $10 billion in total assets.) The final rule goes into effect the quarter after the FDIC insurance fund's reserve ratio reaches 1.15 percent of insured deposits, which is expected to have occurred by June 30, 2016. The Company's analysis projects that the new rule will increase the Company's annual cost of FDIC insurance by approximately $115,000.

Professional fees increased for the three and six months ended June 30, 2016 compared to the same time periods in 2015 chiefly due to increased legal fees associated with defense costs for the previously disclosed litigation.

Director fees increased for the six months ended June 30, 2016 compared to the same period in 2015 as a result of higher stock-based compensation costs. Director fees for the second half of 2016 are expected to be lower than the director fees for the first half of 2016 as the result of one director, who was not replaced, retiring from the Board of Directors in late April.

The decline in marketing expense for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 is expected to be temporary as additional costs will be incurred when the new Rochester office opens in the fourth quarter. The increase in business development costs for the three and six months ended June 30, 2016 compared to the same time periods in 2015 was the result of expanded efforts to cultivate new and expanded customer relationships.

Consulting fees increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due to data analysis conducted in association with the previously mentioned litigation.

The year-to-date June 30, 2016 increase in the cost of low income housing project amortization compared to the six months ended June 30, 2015 was related to the Company making commitments to invest in additional projects. The projected expense for the year ended December 31, 2016 is approximately $410 compared to $228 for the year ended December 31, 2015.

Income Tax Expense

The Company recorded income tax expense of $2,381 (30.3 percent of pre-tax income) and $4,615 (29.2 percent of pre-tax income) for the three and six months ended June 30, 2016, respectively, compared with $2,361 (30.9 percent of pre-tax income) and $4,635 (30.9 percent of pre-tax income) for the three and six months ended June 30, 2015, respectively. The Company's consolidated income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense and state income taxes. For the six months ended June 30, 2016, the tax rate was also lower than the statutory income tax rate due to $443 of tax-exempt gain from bank-owned life insurance. The tax rate for the first six months of 2016 and 2015 was also impacted by year-to-date federal low income housing tax credits of approximately $175 and $150, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $1,831,685 as of June 30, 2016, an increase of 4.76 percent compared to total assets as of December 31, 2015. The most significant changes in the balance sheet were increases in loans, premises and equipment, and deposits, and decreases in cash and cash equivalents and securities available for sale.  A summary of changes in the components of the balance sheet is described below.

Investment Securities

The balance of investment securities available for sale declined by $28,775 during the six months ended June 30, 2016, which was attributed primarily to normal principal paydowns on mortgage-backed securities and collateralized mortgage obligations and calls of state and political subdivision securities. The Company also sold equity securities during the second quarter of 2016 for a total of $1,544, resulting in a gain of $60. These cash flows were used to fund loan growth.

As of June 30, 2016, approximately 73 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, management believes both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $134,153 from $1,246,688 as of December 31, 2015, to $1,380,841 as of June 30, 2016. Growth in the loan portfolio during the first six months of 2016 was primarily the result of increases of $31,216 in commercial loans, $48,939 in construction loans and $55,654 in commercial real estate loans. Approximately $38,000 of new commercial real estate loans were made to entities managed by a related party. The Company continues to focus on business development efforts in all of its markets. Management believes loan growth will continue in all three of our markets during the remainder of 2016, however, not at the level experienced in the first six months of 2016.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.60 percent as of June 30, 2016, compared to 0.87 percent as of December 31, 2015. The ratio for both dates was significantly better than the March 31, 2016 peer group average (latest data available), which was approximately 10.40 percent, according to data in the March 2016 Bank Holding Company Performance Report, which is prepared by the Division of Supervision and Regulation of the Federal Reserve.

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	June 30, 2016	December 31, 2015	Change
Nonaccrual loans	$1,047	$1,381	$(334)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	20	80	(60)
Total nonperforming loans	1,067	1,461	(394)
Other real estate owned	—	—	—
Total nonperforming assets	$1,067	$1,461	$(394)

Nonperforming loans to total loans	0.08%	0.12%	(0.04)%
Nonperforming assets to total assets	0.06%	0.08%	(0.02)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of June 30, 2016, and three TDR loans as of December 31, 2015, with aggregate balances of $485 and $613, respectively, categorized as nonaccrual.

For additional information, refer to the “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Premises and Equipment

Premises and equipment increased $7,157 since December 31, 2015, to $18,719 as of June 30, 2016. In February 2016, the Company purchased a branch facility for $4,512 that had previously been leased. The Company also continues with the construction of a new office in Rochester, Minnesota.

Deposits

Deposits increased $69,533 during the first six months of 2016, or 4.83 percent, compared to December 31, 2015.  Savings deposits, which include money market and insured cash sweep money market accounts, increased $107,106 from December 31, 2015 to June 30, 2016 primarily due to growth in public funds deposits. Interest-bearing demand accounts declined $3,583, and noninterest-bearing demand accounts declined $28,510 from December 31, 2015 to June 30, 2016. These changes were due to the combination of business development efforts and normal fluctuations, as corporate customers' liquidity needs vary at any given time. Total time deposits declined $5,480 during the first six months of 2016 due to the continued low interest rate environment. As of June 30, 2016, a significant related party relationship maintained total deposit balances with West Bank of approximately $151,000.

Borrowings

Short-term borrowings increased to $26,000 as of June 30, 2016 from $19,000 as of December 31, 2015. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments. Long-term debt declined $1,626 during the first six months of 2016 due to scheduled repayments.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $48,144 as of June 30, 2016 compared with $72,651 as of December 31, 2015.

As of June 30, 2016, West Bank had additional borrowing capacity available from the FHLB of approximately $216,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $14,496 and $16,425 to liquidity for the six months ended June 30, 2016 and 2015, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2016.

The Company's total stockholders' equity increased to $160,979 at June 30, 2016 from $152,377 at December 31, 2015.  The increase was primarily the result of net income less dividends paid and an increase in accumulated other comprehensive income.

At June 30, 2016, the Company's tangible common equity as a percent of tangible assets was 8.79 percent compared to 8.72 percent as of December 31, 2015.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$195,095	11.58%	$145,255	8.625%	N/A	N/A
West Bank	180,569	10.82%	143,927	8.625%	$166,872	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	179,266	10.64%	111,573	6.625%	N/A	N/A
West Bank	164,740	9.87%	110,553	6.625%	133,498	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	159,266	9.46%	86,311	5.125%	N/A	N/A
West Bank	164,740	9.87%	85,522	5.125%	108,467	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	179,266	9.97%	71,929	4.00%	N/A	N/A
West Bank	164,740	9.24%	71,344	4.00%	89,180	5.00%

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$187,790	12.12%	$123,979	8.00%	N/A	N/A
West Bank	174,450	11.32%	123,279	8.00%	$154,099	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	172,807	11.15%	92,984	6.00%	N/A	N/A
West Bank	159,467	10.35%	92,460	6.00%	123,279	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,807	9.86%	69,738	4.50%	N/A	N/A
West Bank	159,467	10.35%	69,345	4.50%	100,164	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	172,807	9.91%	69,764	4.00%	N/A	N/A
West Bank	159,467	9.20%	69,352	4.00%	86,690	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2016 is 0.625 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2016, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2015 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. The Company has not experienced any material changes to its interest rate risk position since December 31, 2015. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first six months of 2016 materially changed compared to those in the year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2016, there were no purchases of the Company's common shares under the previously existing stock repurchase plan. The authorization of that stock repurchase plan expired in April 2016 and was not renewed by the the Board of Directors.

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

West Bancorporation, Inc.
(Registrant)

July 28, 2016	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 28, 2016	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 28, 2016	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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