Form 10-Q
period 2016-09-30
WEST BANCORPORATION INC
filed 2016-10-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Yes  ☐                      No  ☒

As of October 26, 2016, there were 16,137,999 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$44,526	$57,329
Federal funds sold	6,324	15,322
Cash and cash equivalents	50,850	72,651
Investment securities available for sale, at fair value	278,411	320,714
Investment securities held to maturity, at amortized cost (fair value of $49,943 and $51,918 at September 30, 2016 and December 31, 2015, respectively)	48,405	51,259
Federal Home Loan Bank stock, at cost	12,467	12,447
Loans	1,382,895	1,246,688
Allowance for loan losses	(15,958)	(14,967)
Loans, net	1,366,937	1,231,721
Premises and equipment, net	21,023	11,562
Accrued interest receivable	5,230	4,688
Bank-owned life insurance	32,956	32,834
Deferred tax assets, net	4,843	6,670
Other assets	3,708	3,850
Total assets	$1,824,830	$1,748,396
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$483,434	$486,707
Interest-bearing demand	264,640	267,824
Savings	637,044	570,391
Time of $250,000 or more	10,818	14,749
Other time	95,720	101,058
Total deposits	1,491,656	1,440,729
Federal funds purchased	920	2,760
Short-term borrowings	34,500	19,000
Subordinated notes, net of discount	20,395	20,385
Federal Home Loan Bank advances, net of discount	99,509	98,385
Long-term debt, net of discount	5,952	8,405
Accrued expenses and other liabilities	7,034	6,355
Total liabilities	1,659,966	1,596,019
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,137,999 and 16,064,435 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,000	3,000
Additional paid-in capital	21,056	20,067
Retained earnings	138,668	129,740
Accumulated other comprehensive income (loss)	2,140	(430)
Total stockholders' equity	164,864	152,377
Total liabilities and stockholders' equity	$1,824,830	$1,748,396
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$14,898	$13,313	$42,667	$38,934
Investment securities:
Taxable	991	1,017	3,222	3,184
Tax-exempt	780	789	2,482	2,309
Federal funds sold	27	28	58	60
Total interest income	16,696	15,147	48,429	44,487
Interest expense:
Deposits	872	500	2,401	1,622
Federal funds purchased	1	2	4	6
Short-term borrowings	8	5	39	32
Subordinated notes	169	179	533	526
Federal Home Loan Bank advances	894	698	2,645	2,095
Long-term debt	31	57	114	183
Total interest expense	1,975	1,441	5,736	4,464
Net interest income	14,721	13,706	42,693	40,023
Provision for loan losses	200	200	900	400
Net interest income after provision for loan losses	14,521	13,506	41,793	39,623
Noninterest income:
Service charges on deposit accounts	632	663	1,847	1,934
Debit card usage fees	450	463	1,372	1,367
Trust services	355	302	946	944
Increase in cash value of bank-owned life insurance	160	183	492	550
Gain from bank-owned life insurance	—	—	443	—
Realized investment securities gains, net	—	—	60	47
Other income	322	324	892	875
Total noninterest income	1,919	1,935	6,052	5,717
Noninterest expense:
Salaries and employee benefits	4,154	4,056	12,644	12,051
Occupancy	1,038	1,031	2,972	3,090
Data processing	643	595	1,849	1,738
FDIC insurance	272	209	714	620
Professional fees	189	194	619	575
Director fees	202	226	672	642
Other expenses	1,495	1,238	4,141	3,722
Total noninterest expense	7,993	7,549	23,611	22,438
Income before income taxes	8,447	7,892	24,234	22,902
Income taxes	2,634	2,466	7,249	7,101
Net income	$5,813	$5,426	$16,985	$15,801

Basic earnings per common share	$0.36	$0.34	$1.05	$0.98
Diluted earnings per common share	$0.36	$0.34	$1.05	$0.98
Cash dividends declared per common share	$0.17	$0.16	$0.50	$0.46
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$5,813	$5,426	$16,985	$15,801
Other comprehensive income (loss):
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	301	1,765	4,771	1,205
Less: reclassification adjustment for net gains realized in net income	—	—	(60)	(47)
Less: reclassification adjustment for amortization of net unrealized gains to interest income on securities transferred from available for sale to held to maturity	(7)	(10)	(122)	(29)
Income tax (expense)	(112)	(667)	(1,744)	(429)
Other comprehensive income on available for sale securities	182	1,088	2,845	700
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	248	(735)	(889)	(1,470)
Less: reclassification adjustment for net loss on derivatives realized in net income	118	—	362	74
Less: reclassification adjustment for amortization of derivative termination costs	28	28	82	44
Income tax benefit (expense)	(149)	269	170	514
Other comprehensive income (loss) on derivatives	245	(438)	(275)	(838)
Total other comprehensive income (loss)	427	650	2,570	(138)
Comprehensive income	$6,240	$6,076	$19,555	$15,663

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	15,801	—	15,801
Other comprehensive (loss), net of tax	—	—	—	—	—	(138)	(138)
Cash dividends declared, $0.46 per common share	—	—	—	—	(7,382)	—	(7,382)
Stock-based compensation costs	—	—	—	831	—	—	831
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	45,701	—	(225)	—	—	(225)
Excess tax benefits from vesting of restricted stock units	—	—	—	155	—	—	155
Balance, September 30, 2015	$—	16,064,435	$3,000	$19,732	$126,369	$116	$149,217

Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	16,985	—	16,985
Other comprehensive income, net of tax	—	—	—	—	—	2,570	2,570
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,057)	—	(8,057)
Stock-based compensation costs	—	—	—	1,278	—	—	1,278
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	73,564	—	(394)	—	—	(394)
Excess tax benefits from vesting of restricted stock units	—	—	—	105	—	—	105
Balance, September 30, 2016	$—	16,137,999	$3,000	$21,056	$138,668	$2,140	$164,864

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$16,985	$15,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	400
Net amortization and accretion	3,293	2,718
Loss on disposition of premises and equipment	—	4
Investment securities gains, net	(60)	(47)
Stock-based compensation	1,278	831
Increase in cash value of bank-owned life insurance	(492)	(550)
Gain from bank-owned life insurance	(443)	—
Depreciation	740	700
Deferred income taxes	253	(295)
Excess tax benefits from vesting of restricted stock units	(105)	(155)
Change in assets and liabilities:
(Increase) in accrued interest receivable	(542)	(616)
Decrease in other assets	248	3,728
Increase (decrease) in accrued expenses and other liabilities	152	(95)
Net cash provided by operating activities	22,207	22,424
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,544	16,946
Proceeds from maturities and calls of investment securities	46,190	36,899
Purchases of securities available for sale	—	(106,971)
Purchases of Federal Home Loan Bank stock	(16,907)	(15,827)
Proceeds from redemption of Federal Home Loan Bank stock	16,887	16,692
Net increase in loans	(136,116)	(55,340)
Purchases of premises and equipment	(10,201)	(1,831)
Proceeds of principal and earnings from bank-owned life insurance	812	—
Proceeds from settlement of other assets	—	3,593
Net cash used in investing activities	(97,791)	(105,839)
Cash Flows from Financing Activities:
Net increase in deposits	50,927	116,674
Net (decrease) in federal funds purchased	(1,840)	(315)
Net increase (decrease) in short-term borrowings	15,500	(7,000)
Principal payments on long-term debt	(2,458)	(2,946)
Interest rate swap termination costs paid	—	(541)
Common stock dividends paid	(8,057)	(7,382)
Restricted stock units withheld for payroll taxes	(394)	(225)
Excess tax benefits from vesting of restricted stock units	105	155
Net cash provided by financing activities	53,783	98,420
Net increase (decrease) in cash and cash equivalents	(21,801)	15,005
Cash and Cash Equivalents:
Beginning	72,651	39,781
Ending	$50,850	$54,786

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,742	$4,493
Income taxes	5,160	4,110

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2016 and December 31, 2015, net income and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact that this guidance will have on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$5,813	$5,426	$16,985	$15,801

Weighted average common shares outstanding	16,135	16,062	16,110	16,045
Weighted average effect of restricted stock units
outstanding	51	38	47	47
Diluted weighted average common shares outstanding	16,186	16,100	16,157	16,092

Basic earnings per common share	$0.36	$0.34	$1.05	$0.98
Diluted earnings per common share	$0.36	$0.34	$1.05	$0.98

Restricted stock units totaling 87,600 and 106,231 were anti-dilutive and therefore excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2016, respectively. Restricted stock units totaling 139,500 and 95,157 were anti-dilutive for the three and nine months ended September 30, 2015, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,531	$89	$—	$2,620
State and political subdivisions	64,590	2,590	—	67,180
Collateralized mortgage obligations (1)	110,200	1,053	(56)	111,197
Mortgage-backed securities (1)	86,136	1,713	—	87,849
Trust preferred security	1,781	—	(600)	1,181
Corporate notes	8,346	38	—	8,384
	$273,584	$5,483	$(656)	$278,411

Securities held to maturity:
State and political subdivisions	$48,405	$1,719	$(181)	$49,943

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,551	$141	$—	$2,692
State and political subdivisions	71,431	1,669	(21)	73,079
Collateralized mortgage obligations (1)	133,414	491	(1,290)	132,615
Mortgage-backed securities (1)	101,299	485	(696)	101,088
Trust preferred security	1,773	—	(668)	1,105
Corporate notes and equity securities	10,130	61	(56)	10,135
	$320,598	$2,847	$(2,731)	$320,714

Securities held to maturity:
State and political subdivisions	$51,259	$883	$(224)	$51,918

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $133,770 and $78,553 as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation. The increase in the amount of pledged investment securities as of September 30, 2016 compared to December 31, 2015 was primarily due to an increase in public fund deposits.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2016, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$4,517	$4,530
Due after one year through five years	14,764	15,054
Due after five years through ten years	31,747	33,020
Due after ten years	26,220	26,761
	77,248	79,365
Collateralized mortgage obligations and mortgage-backed securities	196,336	199,046
	$273,584	$278,411
The amortized cost and fair value of investment securities held to maturity as of September 30, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	486	484
Due after five years through ten years	19,375	19,850
Due after ten years	28,544	29,609
	$48,405	$49,943
The details of the sales of investment securities available for sale for the three and nine months ended September 30, 2016 and 2015 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$—	$—	$1,544	$16,946
Gross gains on sales	—	—	60	54
Gross losses on sales	—	—	—	7

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Collateralized mortgage obligations	2,098	(1)	5,922	(55)	8,020	(56)
Mortgage-backed securities	—	—	—	—	—	—
Trust preferred security	—	—	1,181	(600)	1,181	(600)
Corporate notes	—	—	—	—	—	—
	$2,098	$(1)	$7,103	$(655)	$9,201	$(656)

Securities held to maturity:
State and political subdivisions	$621	$(7)	$4,009	$(174)	$4,630	$(181)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	321	(1)	2,053	(20)	2,374	(21)
Collateralized mortgage obligations	53,043	(449)	38,286	(841)	91,329	(1,290)
Mortgage-backed securities	67,662	(600)	7,200	(96)	74,862	(696)
Trust preferred security	—	—	1,105	(668)	1,105	(668)
Corporate notes and equity securities	4,500	(56)	—	—	4,500	(56)
	$125,526	$(1,106)	$48,644	$(1,625)	$174,170	$(2,731)

Securities held to maturity:
State and political subdivisions	$2,832	$(42)	$7,341	$(182)	$10,173	$(224)
As of September 30, 2016, the available for sale and held to maturity securities with unrealized losses that have existed for longer than one year included 11 state and political subdivision securities, two collateralized mortgage obligation securities and one trust preferred security. The Company believes the unrealized losses on investments available for sale and held to maturity as of September 30, 2016 were due to market conditions, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI as of September 30, 2016.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Commercial	$352,774	$349,051
Real estate:
Construction, land and land development	208,046	174,602
1-4 family residential first mortgages	48,890	51,370
Home equity	18,618	21,749
Commercial	747,447	644,176
Consumer and other loans	8,424	6,801
	1,384,199	1,247,749
Net unamortized fees and costs	(1,304)	(1,061)
	$1,382,895	$1,246,688
Real estate loans of approximately $640,000 and $590,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2016 and December 31, 2015, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The table below presents the TDR loans by segment as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Troubled debt restructured loans(1):
Commercial	$94	$102
Real estate:
Construction, land and land development	—	60
1-4 family residential first mortgages	—	86
Home equity	—	—
Commercial	370	445
Consumer and other loans	—	—
Total troubled debt restructured loans	$464	$693

(1)	Included in this table were two TDR loans as of September 30, 2016 and three TDR loans as of December 31, 2015, with balances of $464 and $613, respectively, categorized as nonaccrual.

There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2016. There were no loan modifications considered to be TDR that occurred during the three months ended September 30, 2015, and two loan modifications considered to be TDR that occurred during the nine months ended September 30, 2015 with a pre- and post-modification recorded investment of $130.

The recorded investment in TDR loans that have been modified within the twelve months preceding September 30, 2016 and September 30, 2015, and that have subsequently had a payment default, totaled $0 and $107, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	116	116	—	352	360	—
Home equity	—	—	—	—	—	—
Commercial	370	370	—	482	482	—
Consumer and other loans	—	—	—	—	—	—
	486	486	—	894	1,505	—
With an allowance recorded:
Commercial	127	127	127	142	142	142
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	249	249	249	270	270	270
Commercial	141	141	141	155	155	155
Consumer and other loans	—	—	—	—	—	—
	517	517	517	567	567	567
Total:
Commercial	127	127	127	142	142	142
Real estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	116	116	—	352	360	—
Home equity	249	249	249	270	270	270
Commercial	511	511	141	637	637	155
Consumer and other loans	—	—	—	—	—	—
	$1,003	$1,003	$517	$1,461	$2,072	$567

The balance of impaired loans at September 30, 2016 and December 31, 2015 was composed of 7 and 13 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance
recorded:
Commercial	$—	$—	$132	$—	$—	$—	$151	$—
Real estate:
Construction, land and
land development	—	—	255	3	11	—	319	10
1-4 family residential
first mortgages	124	—	316	—	242	1	295	—
Home equity	—	—	—	—	—	—	—	—
Commercial	377	—	1,565	—	407	—	1,088	—
Consumer and other loans	—	—	3	—	—	—	3	—
	501	—	2,271	3	660	1	1,856	10
With an allowance recorded:
Commercial	130	—	146	—	135	—	222	2
Real estate:
Construction, land and
land development	—	—	—	—	—	—	247	6
1-4 family residential
first mortgages	—	—	—	—	—	—	—	—
Home equity	254	—	231	—	261	—	227	—
Commercial	143	—	161	—	148	—	166	—
Consumer and other loans	—	—	—	—	—	—	—	—
	527	—	538	—	544	—	862	8
Total:
Commercial	130	—	278	—	135	—	373	2
Real estate:
Construction, land and
land development	—	—	255	3	11	—	566	16
1-4 family residential
first mortgages	124	—	316	—	242	1	295	—
Home equity	254	—	231	—	261	—	227	—
Commercial	520	—	1,726	—	555	—	1,254	—
Consumer and other loans	—	—	3	—	—	—	3	—
	$1,028	$—	$2,809	$3	$1,204	$1	$2,718	$18

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$137	$40	$—	$177	$352,470	$127	$352,774
Real estate:
Construction, land and
land development	—	—	—	—	208,046	—	208,046
1-4 family residential
first mortgages	65	—	—	65	48,709	116	48,890
Home equity	—	—	—	—	18,369	249	18,618
Commercial	—	—	—	—	746,936	511	747,447
Consumer and other	—	—	—	—	8,424	—	8,424
Total	$202	$40	$—	$242	$1,382,954	$1,003	$1,384,199

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1	$38	$—	$39	$348,870	$142	$349,051
Real estate:
Construction, land and
land development	—	—	—	—	174,602	—	174,602
1-4 family residential
first mortgages	317	—	—	317	50,721	332	51,370
Home equity	—	—	—	—	21,479	270	21,749
Commercial	—	—	—	—	643,539	637	644,176
Consumer and other	—	—	—	—	6,801	—	6,801
Total	$318	$38	$—	$356	$1,246,012	$1,381	$1,247,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$347,894	$3,635	$1,245	$—	$352,774
Real estate:
Construction, land and land development	207,007	—	1,039	—	208,046
1-4 family residential first mortgages	48,050	724	116	—	48,890
Home equity	18,278	—	340	—	18,618
Commercial	726,265	20,541	641	—	747,447
Consumer and other	8,412	—	12	—	8,424
Total	$1,355,906	$24,900	$3,393	$—	$1,384,199

	December 31, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,650	$2,936	$1,465	$—	$349,051
Real estate:
Construction, land and land development	173,373	—	1,229	—	174,602
1-4 family residential first mortgages	50,375	517	478	—	51,370
Home equity	21,401	68	280	—	21,749
Commercial	619,608	22,977	1,591	—	644,176
Consumer and other	6,786	—	15	—	6,801
Total	$1,216,193	$26,498	$5,058	$—	$1,247,749
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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,441	$2,804	$393	$483	$7,606	$102	$15,829
Charge-offs	(25)	(140)	—	—	—	(6)	(171)
Recoveries	53	—	37	6	4	—	100
Provision (1)	(318)	8	(84)	(25)	621	(2)	200
Ending balance	$4,151	$2,672	$346	$464	$8,231	$94	$15,958

	Three Months Ended September 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,736	$1,700	$445	$474	$6,982	$27	$14,364
Charge-offs	(152)	—	—	—	—	(2)	(154)
Recoveries	201	—	2	43	3	1	250
Provision (1)	(327)	189	(30)	(16)	388	(4)	200
Ending balance	$4,458	$1,889	$417	$501	$7,373	$22	$14,660

	Nine Months Ended September 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	(25)	(140)	(93)	—	—	(6)	(264)
Recoveries	194	56	58	30	10	7	355
Provision (1)	(387)	418	(127)	(47)	967	76	900
Ending balance	$4,151	$2,672	$346	$464	$8,231	$94	$15,958

	Nine Months Ended September 30, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(208)	—	(15)	—	—	(2)	(225)
Recoveries	528	250	4	78	9	9	878
Provision (1)	(277)	(512)	(38)	(111)	1,351	(13)	400
Ending balance	$4,458	$1,889	$417	$501	$7,373	$22	$14,660

(1)
The negative provisions for the various segments are either related to the decline in balance for each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2016 and December 31, 2015.

	September 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$127	$—	$—	$249	$141	$—	$517
Collectively evaluated for impairment	4,024	2,672	346	215	8,090	94	15,441
Total	$4,151	$2,672	$346	$464	$8,231	$94	$15,958

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$—	$—	$270	$155	$—	$567
Collectively evaluated for impairment	4,227	2,338	508	211	7,099	17	14,400
Total	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2016 and December 31, 2015.

	September 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$127	$—	$116	$249	$511	$—	$1,003
Collectively evaluated for impairment	352,647	208,046	48,774	18,369	746,936	8,424	1,383,196
Total	$352,774	$208,046	$48,890	$18,618	$747,447	$8,424	$1,384,199

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$60	$352	$270	$637	$—	$1,461
Collectively evaluated for impairment	348,909	174,542	51,018	21,479	643,539	6,801	1,246,288
Total	$349,051	$174,602	$51,370	$21,749	$644,176	$6,801	$1,247,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

In 2012 and 2013, the Company entered into forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of the forward-starting dates. The swap transactions were designated as cash flow hedges. Three interest rate swaps, with a total notional amount of $70,000, have been terminated, subject to termination fees totaling $541. The termination fees will be reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, which will be through June 2020. The remaining interest rate swap, with a notional amount of $30,000, became effective in December 2015. No amount of ineffectiveness was included in net income for the nine months ended September 30, 2016 or 2015, and the Company estimates there will be approximately $513 of cash payments and reclassification from accumulated other comprehensive income to interest expense through the twelve months ended September 30, 2017. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2016 and December 31, 2015, the Company pledged $1,270 and $740, respectively, of collateral to the counterparty in the form of cash on deposit with a third party.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2016 and December 31, 2015.

Interest Rate Swap	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
September 30, 2016	$30,000	$1,302	Other Liabilities	1.17%	2.52%	9/21/2020
December 31, 2015	30,000	774	Other Liabilities	0.88%	2.52%	9/21/2020
The following table identifies the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2016 and 2015.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pre-tax (Loss)
	Recognized in		Amount of		Amount of
Interest Rate Swap	OCI	Category	Gain (Loss)	Category	Gain (Loss)
September 30, 2016	$(889)	Interest Expense	$(444)	Other Income	$—
September 30, 2015	(1,470)	Interest Expense	(118)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$6,064	$5,687
Intangibles	540	771
Accrued expenses	597	898
Restricted stock compensation	291	358
Net unrealized losses on interest rate swaps	643	473
State net operating loss carryforward	1,252	1,183
Capital loss carryforward	355	355
Other	38	34
	9,780	9,759
Deferred tax liabilities:
Net deferred loan fees and costs	330	350
Premises and equipment	776	674
Net unrealized gains on securities available for sale	1,954	210
Other	270	317
	3,330	1,551
Net deferred tax assets before valuation allowance	6,450	8,208
Valuation allowance	(1,607)	(1,538)
Net deferred tax assets	$4,843	$6,670
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

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2016 and 2015.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2014	$416	$(162)	$254
Other comprehensive income (loss) before reclassifications	747	(911)	(164)
Amounts reclassified from accumulated other comprehensive income	(47)	73	26
Net current period other comprehensive income (loss)	700	(838)	(138)
Balance, September 30, 2015	$1,116	$(1,000)	$116

Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	2,958	(550)	2,408
Amounts reclassified from accumulated other comprehensive income	(113)	275	162
Net current period other comprehensive income (loss)	2,845	(275)	2,570
Balance, September 30, 2016	$3,187	$(1,047)	$2,140

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Commitments to extend credit	$571,604	$558,633
Standby letters of credit	6,547	8,720
	$578,151	$567,353
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At September 30, 2016, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $249. The outstanding balance of mortgage loans sold under the MPF Program was $119,968 and $139,152 at September 30, 2016 and December 31, 2015, respectively.

Contractual commitments: The Company has remaining commitments to invest in five qualified affordable housing projects totaling $6,072 as of September 30, 2016.

During 2015, the Company began construction on a new office in Rochester, Minnesota. Progress billings of approximately $4,953 have been paid on the $6,668 contract through September 30, 2016.

Contingencies: On September 29, 2010, West Bank was sued in a class action lawsuit filed in the Iowa District Court for Polk County. Plaintiffs, Darla and Jason T. Legg, asserted nonsufficient funds fees charged by West Bank on debit card transactions were usurious under the Iowa Consumer Credit Code and that the sequence West Bank formerly used to post debit card transactions for payment violated various alleged duties of good faith and ordinary care. Plaintiffs sought alternative remedies including injunctive relief, damages (including treble damages), punitive damages, refund of bank fees, and attorney fees. The trial court entered orders on preliminary motions on March 4, 2014. It dismissed one of Plaintiffs’ claims and found that factual disputes precluded summary judgment in West Bank’s favor on the remaining claims. In addition, the court certified two classes for further proceedings. West Bank appealed the adverse rulings to the Iowa Supreme Court. On January 22, 2016, the Iowa Supreme Court filed two opinions that affirmed and reversed parts of the trial court rulings. The court reversed the trial court by holding the Iowa Consumer Credit Code usury claim and an unjust enrichment claim should be dismissed. Certification of classes on those claims was also reversed. The court affirmed the trial court by holding that the Plaintiffs could proceed with a breach of express contract claim based on a 2006 change in debit card payment sequencing coupled with the alleged lack of notice concerning that change. During the third quarter of 2016, the parties to the lawsuit participated in a mediation and reached a settlement agreement in principle, which has not yet been finalized, executed, or approved by the court. As part of the proposed settlement, West Bank does not admit to any liability or wrongdoing, and the settlement agreement would include a release of all claims brought or that could have been brought in the lawsuit and would result in a dismissal of the lawsuit with prejudice. In the quarter ended September 30, 2016, West Bank recorded an expense of $250, which is the amount West Bank expects to pay in the settlement. The proposed settlement agreement is subject to court approval and will require notice to be sent to class members providing them with an opportunity to opt out of the class or object to the settlement. West Bank will seek preliminary court approval of the proposed settlement in the fourth quarter of 2016.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2016.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and preferred stocks, and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, state and political subdivision securities, collateralized mortgage obligations, mortgage-backed securities, and one trust preferred security. The Company currently holds no investment securities classified as Level 3.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,620	$—	$2,620	$—
State and political subdivisions	67,180	—	67,180	—
Collateralized mortgage obligations	111,197	—	111,197	—
Mortgage-backed securities	87,849	—	87,849	—
Trust preferred security	1,181	—	1,181	—
Corporate notes	8,384	8,084	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$1,302	$—	$1,302	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,692	$—	$2,692	$—
State and political subdivisions	73,079	—	73,079	—
Collateralized mortgage obligations	132,615	—	132,615	—
Mortgage-backed securities	101,088	—	101,088	—
Trust preferred security	1,105	—	1,105	—
Corporate notes and equity securities	10,135	9,835	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$774	$—	$774	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of September 30, 2016 and December 31, 2015, impaired loans of $0 and $98, respectively, for which a fair value adjustment was recorded were classified as Level 3.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2016 and December 31, 2015.

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$44,526	$44,526	$57,329	$57,329
Federal funds sold	Level 1	6,324	6,324	15,322	15,322
Investment securities available for sale	See previous table	278,411	278,411	320,714	320,714
Investment securities held to maturity	Level 2	48,405	49,943	51,259	51,918
Federal Home Loan Bank stock	Level 1	12,467	12,467	12,447	12,447
Loans, net(1)	Level 2	1,366,937	1,370,122	1,231,721	1,235,336
Accrued interest receivable	Level 1	5,230	5,230	4,688	4,688
Financial liabilities:
Deposits	Level 2	$1,491,656	$1,491,634	$1,440,729	$1,440,762
Federal funds purchased	Level 1	920	920	2,760	2,760
Short-term borrowings	Level 1	34,500	34,500	19,000	19,000
Subordinated notes, net	Level 2	20,395	12,646	20,385	11,674
Federal Home Loan Bank advances, net	Level 2	99,509	99,631	98,385	98,812
Long-term debt, net	Level 2	5,952	5,879	8,405	8,314
Accrued interest payable	Level 1	336	336	343	343
Interest rate swap	See previous table	1,302	1,302	774	774
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans of $0 and $98 as of September 30, 2016 and December 31, 2015, respectively, which are Level 3.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company's loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in regulatory requirements, limitations and costs; changes in customers' acceptance of the Company's products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015). Results of operations for the three and nine months ended September 30, 2016 are compared to the results for the same periods in 2015, and the consolidated financial condition of the Company as of September 30, 2016 is compared to balances as of December 31, 2015. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended September 30, 2016 was $5,813, or $0.36 per diluted common share, compared to $5,426, or $0.34 per diluted common share, for the three months ended September 30, 2015. The Company's annualized return on average assets (ROA) and return on average equity (ROE) for the three months ended September 30, 2016 were 1.26 and 14.20 percent, respectively, compared to 1.28 and 14.63 percent, respectively, for the three months ended September 30, 2015.

The increase in net income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was mainly due to higher net interest income. The $1,015, or 7.4 percent, increase in net interest income was fueled by an increase of $155,408, or 12.7 percent, in average loans outstanding for the three months ended September 30, 2016 compared to the same time period in 2015. Partially offsetting the increase in net interest income for the third quarter of 2016 compared to the same period in 2015 was a 5.9 percent increase in noninterest expense. The increase in noninterest expense included a $250 proposed settlement agreement in a class action lawsuit and normal increases in other operating costs. As previously disclosed, the class action litigation was originally filed in September 2010 and has involved considerable management time and expense. As part of the proposed litigation settlement, West Bank does not admit to any liability or wrongdoing, and the settlement agreement, subject to court approval, would include a release of all claims brought or that could have been brought in the lawsuit and would result in a dismissal of the lawsuit with prejudice. West Bank will seek preliminary court approval of the proposed settlement in the fourth quarter of 2016.

Net income for the nine months ended September 30, 2016 was $16,985, or $1.05 per diluted common share, compared to $15,801, or $0.98 per diluted common share, for the nine months ended September 30, 2015. The Company's annualized ROA and ROE for the nine months ended September 30, 2016 were 1.26 and 14.29 percent, respectively, compared to 1.28 and 14.62 percent, respectively, for the first nine months of 2015.

The increase in net income for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to growth in net interest income associated with loan growth and the recognition of tax-exempt gain from bank-owned life insurance. Partially offsetting these increases for the first nine months of 2016 compared to the first nine months of 2015 were increases in the provision for loan losses and noninterest expense.

Net interest income for the nine months ended September 30, 2016 grew $2,670, or 6.7 percent, compared to the nine months ended September 30, 2015. Similar to the three months ended September 30, 2016, the increase in net interest income was primarily due to the $115,064 increase in average loans outstanding for the first nine months of 2016 compared to the first nine months of 2015. In association with the loan growth, the Company recorded a provision for loan losses of $900 for the nine months ended September 30, 2016, compared to a $400 provision in the nine months ended September 30, 2015.

The Company recognized tax-exempt gain from bank-owned life insurance of $443 in the nine months ended September 30, 2016 due to the losses of one of our colleagues as well as a former employee. Partially offsetting this tax-exempt income was an increase of approximately $171 in noninterest expense for the nine months ended September 30, 2016 due to the recognition of costs associated with the death of the employee. The remaining $1,002 increase in noninterest expense for the nine months ended September 30, 2016 compared to the same period in 2015 was due to the combination of increased salaries and benefit costs, the litigation settlement mentioned above and normal increases in other operating costs.

The Company has reached an agreement with its insurance carrier for reimbursement of $300 of defense costs related to the class action litigation and a 50 percent reimbursement rate for future class action litigation-related defense costs incurred to conclude the proposed settlement. The $300 reimbursement will be recognized upon receipt, which is expected to be in the fourth quarter of 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Total loans outstanding increased $136,207, or 10.9 percent, during the first nine months of 2016. The credit quality of the loan portfolio remains strong as evidenced by the Company's Texas ratio, which was 0.55 percent as of September 30, 2016. As of September 30, 2016, the allowance for loan losses was 1.15 percent of outstanding loans, and management believes it was adequate to absorb any losses inherent in the loan portfolio.

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 companies. The group of 16 publicly traded peer financial institutions against which we compare our performance each quarter consists of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the six months ended June 30, 2016 (latest data available), the Company's metrics for the nine months ended September 30, 2016 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher ROA.

	West Bancorporation, Inc.	Peer Group Range
	Nine months ended September 30, 2016	Six months ended June 30, 2016
Return on average assets	1.26%	0.36% - 1.34%
Return on average equity	14.29%	2.60% - 10.73%
Efficiency ratio*	46.59%	54.47% - 77.57%
Texas ratio*	0.55%	3.73% - 23.59%
* A lower ratio is more desirable.

Previously announced construction continues on a new office in Rochester, Minnesota. The new facility will replace a leased office and is expected to open in November 2016. We believe the more prominent location of the new office along with the addition of an experienced consumer banker will enhance our ability to expand the customer base in that market.

During the third quarter of 2016, the Company elected to become a financial holding company. The election provides the Company with additional flexibility to engage in a broader range of financial activities through affiliates than are permissible for bank holding companies that are not financial holding companies. While the Company does not currently have a plan to engage in any new activities, the election affords the ability to respond more quickly to market developments and opportunities.

At its meeting on October 26, 2016, the Board of Directors declared a quarterly dividend of $0.17 per common share. The dividend is payable on November 23, 2016, to stockholders of record as of November 9, 2016. The dividend was increased $0.01 to the $0.17 level in April 2016 and represents the highest quarterly dividend amount ever paid by the Company.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2016 compared with the same periods in 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	Change %	2016	2015	Change	Change %
Net income	$5,813	$5,426	$387	7.13%	$16,985	$15,801	$1,184	7.49%
Average assets	1,838,125	1,678,005	160,120	9.54%	1,794,777	1,652,232	142,545	8.63%
Average stockholders' equity	162,867	147,120	15,747	10.70%	158,821	144,540	14,281	9.88%

Return on average assets	1.26%	1.28%	(0.02)%		1.26%	1.28%	(0.02)%
Return on average equity	14.20%	14.63%	(0.43)%		14.29%	14.62%	(0.33)%
Net interest margin	3.50%	3.59%	(0.09)%		3.51%	3.59%	(0.08)%
Efficiency ratio*	46.25%	46.30%	(0.05)%		46.59%	47.12%	(0.53)%
Dividend payout ratio	47.19%	47.36%	(0.17)%		47.43%	46.72%	0.71%
Average equity to average
assets ratio	8.86%	8.77%	0.09%		8.85%	8.75%	0.10%

					As of September 30,
					2016	2015	Change
Texas ratio*					0.55%	2.35%	(1.80)%
Equity to assets ratio					9.03%	8.61%	0.42%
Tangible common equity ratio					9.03%	8.61%	0.42%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net Interest Income

The following tables present average balances and related interest income or interest expense, with the resulting annualized average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2016	2015	Change	Change- %	2016	2015	Change	Change- %	2016	2015	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$365,632	$337,915	$27,717	8.20%	$3,874	$3,564	$310	8.70%	4.22%	4.18%	0.04%
Real estate (3)	1,003,492	877,732	125,760	14.33%	11,166	9,921	1,245	12.55%	4.43%	4.48%	(0.05)%
Consumer and other	9,983	8,052	1,931	23.98%	102	84	18	21.43%	4.06%	4.12%	(0.06)%
Total loans	1,379,107	1,223,699	155,408	12.70%	15,142	13,569	1,573	11.59%	4.37%	4.40%	(0.03)%

Investment securities:
Taxable	230,054	211,297	18,757	8.88%	991	1,017	(26)	(2.56)%	1.72%	1.93%	(0.21)%
Tax-exempt (3)	115,934	107,408	8,526	7.94%	1,176	1,195	(19)	(1.59)%	4.06%	4.45%	(0.39)%
Total investment securities	345,988	318,705	27,283	8.56%	2,167	2,212	(45)	(2.03)%	2.50%	2.78%	(0.28)%

Federal funds sold	20,783	43,725	(22,942)	(52.47)%	26	28	(2)	(7.14)%	0.51%	0.26%	0.25%
Total interest-earning assets (3)	$1,745,878	$1,586,129	$159,749	10.07%	17,335	15,809	1,526	9.65%	3.95%	3.95%	—%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$944,809	$815,195	$129,614	15.90%	678	302	376	124.50%	0.29%	0.15%	0.14%
Time deposits	110,223	121,356	(11,133)	(9.17)%	194	198	(4)	(2.02)%	0.70%	0.65%	0.05%
Total deposits	1,055,032	936,551	118,481	12.65%	872	500	372	74.40%	0.33%	0.21%	0.12%
Other borrowed funds	132,583	139,302	(6,719)	(4.82)%	1,103	941	162	17.22%	3.31%	2.68%	0.63%
Total interest-bearing
liabilities	$1,187,615	$1,075,853	$111,762	10.39%	1,975	1,441	534	37.06%	0.66%	0.53%	0.13%

Tax-equivalent net interest income					$15,360	$14,368	$992	6.90%
Net interest spread									3.29%	3.42%	(0.13)%
Net interest margin									3.50%	3.59%	(0.09)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2016	2015	Change	Change- %	2016	2015	Change	Change- %	2016	2015	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$361,315	$327,185	$34,130	10.43%	$11,377	$10,232	$1,145	11.19%	4.21%	4.18%	0.03%
Real estate (3)	951,226	870,436	80,790	9.28%	31,768	29,181	2,587	8.87%	4.46%	4.48%	(0.02)%
Consumer and other	8,716	8,572	144	1.68%	257	252	5	1.98%	3.94%	3.93%	0.01%
Total loans	1,321,257	1,206,193	115,064	9.54%	43,402	39,665	3,737	9.42%	4.39%	4.40%	(0.01)%

Investment securities:
Taxable	243,811	219,597	24,214	11.03%	3,222	3,184	38	1.19%	1.76%	1.93%	(0.17)%
Tax-exempt (3)	120,049	104,325	15,724	15.07%	3,742	3,495	247	7.07%	4.16%	4.47%	(0.31)%
Total investment securities	363,860	323,922	39,938	12.33%	6,964	6,679	285	4.27%	2.55%	2.75%	(0.20)%

Federal funds sold	14,586	31,190	(16,604)	(53.24)%	57	60	(3)	(5.00)%	0.53%	0.26%	0.27%
Total interest-earning assets (3)	$1,699,703	$1,561,305	$138,398	8.86%	50,423	46,404	4,019	8.66%	3.96%	3.97%	(0.01)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$909,950	$817,065	$92,885	11.37%	1,842	953	889	93.28%	0.27%	0.16%	0.11%
Time deposits	110,218	132,766	(22,548)	(16.98)%	559	669	(110)	(16.44)%	0.68%	0.67%	0.01%
Total deposits	1,020,168	949,831	70,337	7.41%	2,401	1,622	779	48.03%	0.31%	0.23%	0.08%
Other borrowed funds	138,687	148,681	(9,994)	(6.72)%	3,335	2,842	493	17.35%	3.21%	2.56%	0.65%
Total interest-bearing
liabilities	$1,158,855	$1,098,512	$60,343	5.49%	5,736	4,464	1,272	28.49%	0.66%	0.54%	0.12%

Tax-equivalent net interest income					$44,687	$41,940	$2,747	6.55%
Net interest spread									3.30%	3.43%	(0.13)%
Net interest margin									3.51%	3.59%	(0.08)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

The Company's largest component of net income is net interest income. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by 25 basis points in December 2015, the first interest rate change in seven years. No additional changes to the targeted federal funds interest rate have been made to date in 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2016 declined nine and eight basis points, respectively, compared to the three and nine months ended September 30, 2015. The primary drivers of the decline in the net interest margin for both the three and nine months ended September 30, 2016 compared to the same respective periods in 2015 were an increase in interest rates paid on certain deposit categories, a reduction in yield on investment securities due to calls of higher yielding securities, and an increase in the rate paid on other borrowed funds. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and nine months ended September 30, 2016 increased $992 and $2,747, respectively, compared to the same time periods in 2015. The increase in net interest income for both 2016 periods compared to the three and nine months ended September 30, 2015 was largely due to the increase in average outstanding loans. Management expects the persisting low interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2016. Management continually develops and applies strategies to maintain the net interest margin.

Tax-equivalent interest income on loans increased $1,573 and $3,737, respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The improvement for both time periods was due to the significant increase in average loan balances outstanding. The average yields on loans decreased slightly for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was higher during the three and nine months ended September 30, 2016 than during the same periods in 2015, while calls of certain higher-yielding municipal securities and a lower yield on the most recent portfolio purchases caused the overall portfolio yield to decline 28 and 20 basis points, respectively, for the three and nine months ended September 30, 2016 compared to the same periods last year. The increase in average balances was primarily attributable to purchases in the third quarter of 2015. No investment securities were purchased during the nine months ended September 30, 2016.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, mainly due to an increase in average balances of money market accounts, including public funds from municipalities. The average rate paid on interest-bearing demand, savings and money market deposits for the three and nine months ended September 30, 2016 increased 14 and 11 basis points, respectively, compared to the three and nine months ended September 30, 2015. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in late December 2015 and the mix of new deposits in 2016. The average balance of time deposits continued to decline for the three and nine months ended September 30, 2016 compared to the same periods in 2015 as fewer maturing deposits have been renewed due to the historically low interest rates. Meanwhile, interest rates on time deposits increased five basis points for the three months and one basis point for the nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to fees paid at the time new and renewed Certificate of Deposit Account Registry Service deposits were issued.

The average rate paid on other borrowed funds increased 63 and 65 basis points, respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increase in the average rate paid was due to the combination of an interest rate swap that became effective in December 2015, amortization of interest rate swap termination fees paid in 2015, and increases in rates for variable rate FHLB advances and a subordinated note. The decline in the average balance of other borrowed funds for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was caused by lower average overnight borrowings and scheduled principal payments on long-term borrowings.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluations, the provision for loan losses was $200 for both the three months ended September 30, 2016 and 2015. The provision for loan losses was $900 and $400, respectively, for the nine months ended September 30, 2016 and 2015. The increased provision for the nine months ended September 30, 2016 compared to the same time period in 2015 was directly associated with the strong 2016 year-to-date loan growth.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Balance at beginning of period	$15,829	$14,364	$1,465	$14,967	$13,607	$1,360
Charge-offs	(171)	(154)	(17)	(264)	(225)	(39)
Recoveries	100	250	(150)	355	878	(523)
Net (charge-offs) recoveries	(71)	96	(167)	91	653	(562)
Provision for loan losses charged to operations	200	200	—	900	400	500
Balance at end of period	$15,958	$14,660	$1,298	$15,958	$14,660	$1,298

Average loans outstanding	$1,379,107	$1,223,699		$1,321,257	$1,206,160

Ratio of annualized net charge-offs
(recoveries) during the period
to average loans outstanding	0.02%	(0.03)%		(0.01)%	(0.07)%

Ratio of allowance for loan losses to
average loans outstanding	1.16%	1.20%		1.21%	1.22%
In general, the U.S. economy is growing, but at a lower rate than was considered normal before the financial crisis. Average monthly job growth in 2016 has dropped below 200,000, while the national unemployment rate has increased slightly to 5.0 percent as of September 30, 2016. Activity in the housing market continues at a moderate pace. Interest rates are expected to gradually increase, although any increase may be delayed due to the sluggish world economy. The economic environments in Iowa and Minnesota continue to slowly improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2015. In the first nine months of 2016, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The loan growth in the first nine months of 2016 resulted in the portion of the allowance for loan losses related to loans collectively evaluated for impairment to increase by $1,041 to a total of $15,441, which was 1.12 percent of loans collectively evaluated for impairment as of September 30, 2016 compared to $14,400, or 1.16 percent, as of December 31, 2015. Management believes the resulting allowance for loan losses as of September 30, 2016 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended September 30,
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$632	$663	$(31)	(4.68)%
Debit card usage fees	450	463	(13)	(2.81)%
Trust services	355	302	53	17.55%
Increase in cash value of bank-owned life insurance	160	183	(23)	(12.57)%
Other income:
Revenue from residential mortgage banking	51	45	6	13.33%
Loan fees	22	85	(63)	(74.12)%
Letter of credit fees	23	13	10	76.92%
Credit card fees	63	53	10	18.87%
All other income	163	128	35	27.34%
Total other income	322	324	(2)	(0.62)%
Total noninterest income	$1,919	$1,935	$(16)	(0.83)%

	Nine Months Ended September 30,
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$1,847	$1,934	$(87)	(4.50)%
Debit card usage fees	1,372	1,367	5	0.37%
Trust services	946	944	2	0.21%
Increase in cash value of bank-owned life insurance	492	550	(58)	(10.55)%
Gain from bank-owned life insurance	443	—	443	N/A
Realized investment securities gains, net	60	47	13	27.66%
Other income:
Revenue from residential mortgage banking	116	132	(16)	(12.12)%
Loan fees	50	122	(72)	(59.02)%
Letter of credit fees	80	61	19	31.15%
Credit card fees	195	164	31	18.90%
All other income	451	396	55	13.89%
Total other income	892	875	17	1.94%
Total noninterest income	$6,052	$5,717	$335	5.86%
Service charges on deposit accounts declined for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, primarily due to lower fees resulting from fewer instances of nonsufficient funds, which was partially offset by higher fees from commercial accounts.

Revenue from trust services was higher during the three months ended September 30, 2016 compared to the same time period in 2015, due to the combination of successful, ongoing business development efforts and pricing updates for certain account types.

The increase in cash value of bank-owned life insurance was lower in the three and nine months ended September 30, 2016 than in the three and nine months ended September 30, 2015, as crediting rates within the policies have declined slightly due to the historically low interest rate environment. As previously mentioned, gain from bank-owned life insurance was recognized for the nine months ended September 30, 2016 due to the losses of one of our colleagues as well as a former employee.

The Company sold three preferred stocks during the nine months ended September 30, 2016, recognizing gains of $60, while net gains on sales of securities of $47 were recognized during the nine months ended September 30, 2015.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Loan fees declined for the three and nine months ended September 30, 2016 compared to the same periods in 2015, due to the recognition of a rate lock fee on one loan in the third quarter of 2015. Letter of credit fees grew due to the increase in the amount of standby letters of credit activity for both the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015.

Credit card fees increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, due to both higher volumes of credit transactions and an increase in the number of credit cards issued through a third party. All other income for the three months ended September 30, 2016 included a discount of $33 related to the purchase of a State of Iowa income tax credit.

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

	Three Months Ended September 30,
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$4,154	$4,056	$98	2.42%
Occupancy	1,038	1,031	7	0.68%
Data processing	643	595	48	8.07%
FDIC insurance expense	272	209	63	30.14%
Professional fees	189	194	(5)	(2.58)%
Director fees	202	226	(24)	(10.62)%
Other expenses:
Marketing	72	55	17	30.91%
Business development	157	166	(9)	(5.42)%
Insurance expense	88	96	(8)	(8.33)%
Investment advisory fees	124	130	(6)	(4.62)%
Postage and courier	79	78	1	1.28%
Trust	106	107	(1)	(0.93)%
Consulting fees	91	70	21	30.00%
Supplies	75	68	7	10.29%
Low income housing projects amortization	99	76	23	30.26%
Miscellaneous losses	247	27	220	814.81%
All other	357	365	(8)	(2.19)%
Total other	1,495	1,238	257	20.76%
Total noninterest expense	$7,993	$7,549	$444	5.88%

	Nine Months Ended September 30,
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$12,644	$12,051	$593	4.92%
Occupancy	2,972	3,090	(118)	(3.82)%
Data processing	1,849	1,738	111	6.39%
FDIC insurance expense	714	620	94	15.16%
Professional fees	619	575	44	7.65%
Director fees	672	642	30	4.67%
Other expenses:
Marketing	170	182	(12)	(6.59)%
Business development	574	534	40	7.49%
Insurance expense	256	265	(9)	(3.40)%
Investment advisory fees	397	375	22	5.87%
Postage and courier	241	244	(3)	(1.23)%
Trust	310	300	10	3.33%
Consulting fees	238	191	47	24.61%
Supplies	217	220	(3)	(1.36)%
Low income housing projects amortization	305	198	107	54.04%
Miscellaneous losses	246	13	233	1,792.31%
All other	1,187	1,200	(13)	(1.08)%
Total other	4,141	3,722	419	11.26%
Total noninterest expense	$23,611	$22,438	$1,173	5.23%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily as the result of increases in stock-based compensation costs, health insurance, defined contribution plan expenses and payroll taxes. The increases in defined contribution plan expenses and payroll taxes were primarily associated with a one-time payout of accrued vacation that occurred in the second quarter of 2016 in conjunction with a change in the Company's vacation carryover policy.

When contrasted with the nine months ended September 30, 2015, occupancy costs declined for the nine months ended September 30, 2016, primarily as the result of the February 2016 purchase of the Waukee, Iowa, branch facility. The reduction reflects a one-time reversal of previously accrued rent related to the terms of the previous lease. Ongoing operating costs for that location are expected to remain lower than previous rental costs. Occupancy costs are expected to increase when the new Rochester building opens in the fourth quarter of 2016.

The increase in data processing expense for the three and nine months ended September 30, 2016 compared to the same time periods in 2015 was primarily because of the implementation of additional security measures and mobile banking in 2016, and an annual contractual increase in fees paid to our core processor that is based upon an inflation factor.

Federal Deposit Insurance Corporation (FDIC) insurance expense increased for both the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increases were due to the combination of growth in total assets and a July 1, 2016 revision in the assessment rate system for institutions with less than $10 billion in total assets. Based on the change in methodology for calculation of the rate within the revised assessment system, the rate can be significantly affected by the types of loans within the portfolio and by the credit quality of the portfolio.  The Company expects the assessment calculation revisions to will increase the Company's annual cost of FDIC insurance by approximately $100.

Professional fees increased for the nine months ended September 30, 2016 compared to the same time period in 2015, chiefly due to increased legal fees associated with the previously disclosed litigation.

Director fees for the three months ended September 30, 2016 declined compared to the three months ended September 30, 2015 as the result of one director, who was not replaced, retiring from the Board of Directors in late April 2016. Director fees increased for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of higher stock-based compensation costs.

The increase in marketing expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was because of costs associated with converting certain branch locations to drive-up service only. The increase in business development costs for the nine months ended September 30, 2016 compared to the same time period in 2015 was the result of efforts to cultivate new and expanded customer relationships.

Investment advisory fees consist of fees paid to an independent investment advisory firm for assistance with managing the investment portfolio and an administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. Effective October 1, 2016, the investment portfolio will be managed internally with an expected annual cost savings of approximately $280.

Consulting fees increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due to expenses relating to data analysis conducted in association with the previously mentioned litigation.

Low income housing project amortization increased for the three and nine months ended September 30, 2016 compared to the same time periods in 2015 due to the Company making commitments to invest in additional projects. The projected expense for the year ended December 31, 2016 is approximately $400 compared to $228 for the year ended December 31, 2015. The combination of the tax deductible amortization plus the federal income tax credits exceeds the investment in the projects.

Miscellaneous losses increased for the three and nine months ended September 30, 2016 compared to the same time periods in 2015, due to reaching a $250 mediated proposed settlement agreement during the third quarter of 2016 for the previously disclosed class action litigation.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Income Tax Expense

The Company recorded income tax expense of $2,634 (31.2 percent of pre-tax income) and $7,249 (29.9 percent of pre-tax income) for the three and nine months ended September 30, 2016, respectively, compared with $2,466 (31.2 percent of pre-tax income) and $7,101 (31.0 percent of pre-tax income) for the three and nine months ended September 30, 2015, respectively. The Company's consolidated income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. For the nine months ended September 30, 2016, the tax rate was also lower than the statutory income tax rate due to $443 of tax-exempt gain from bank-owned life insurance. The tax rate for the first nine months of 2016 and 2015 was also impacted by year-to-date federal low income housing tax credits of approximately $262 and $225, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $1,824,830 as of September 30, 2016, an increase of 4.37 percent compared to total assets as of December 31, 2015. The most significant changes in the balance sheet were increases in loans, premises and equipment, deposits and short-term borrowings, and decreases in cash and cash equivalents and securities available for sale.  A summary of changes in the components of the balance sheet is provided below.

Investment Securities

The balance of investment securities available for sale declined by $42,303 during the nine months ended September 30, 2016, which was attributed primarily to normal principal paydowns on mortgage-backed securities and collateralized mortgage obligations, and calls of state and political subdivision securities and corporate notes. The Company also sold equity securities during the second quarter of 2016 for a total of $1,544, resulting in a gain of $60. These cash flows were used to fund loan growth.

As of September 30, 2016, approximately 71 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, management believes both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $136,207 from $1,246,688 as of December 31, 2015, to $1,382,895 as of September 30, 2016. Growth in the loan portfolio during the first nine months of 2016 was primarily the result of increases of $33,444 in construction loans and $103,271 in commercial real estate loans. Approximately $44,000 of new commercial real estate loans were made to entities managed by a West Bank related party. The Company continues to focus on business development efforts in all of its markets. Management believes loan growth will continue in all three of our markets during the remainder of 2016, however, not at the level experienced in the first nine months of 2016.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.55 percent as of September 30, 2016, compared to 0.87 percent as of December 31, 2015. The ratio for both dates was significantly better than the June 30, 2016 peer group average (latest data available), which was approximately 9.98 percent, according to data in the June 2016 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

The following table sets forth the amount of nonperforming loans and assets held by the Company and common ratio measurements of those items as of the dates shown.

	September 30, 2016	December 31, 2015	Change
Nonaccrual loans	$1,003	$1,381	$(378)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	80	(80)
Total nonperforming loans	1,003	1,461	(458)
Other real estate owned	—	—	—
Total nonperforming assets	$1,003	$1,461	$(458)

Nonperforming loans to total loans	0.07%	0.12%	(0.05)%
Nonperforming assets to total assets	0.05%	0.08%	(0.03)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of September 30, 2016, and three TDR loans as of December 31, 2015, with aggregate balances of $464 and $613, respectively, categorized as nonaccrual.

For additional information, refer to the “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Premises and Equipment

Premises and equipment increased $9,461 since December 31, 2015, to $21,023 as of September 30, 2016. In February 2016, the Company purchased a branch facility for $4,512 that had previously been leased. The Company also spent $4,278 from December 31, 2015 through September 30, 2016, on the construction of a new office in Rochester, Minnesota.

Deposits

Deposits increased $50,927 during the first nine months of 2016, or 3.53 percent, compared to December 31, 2015.  Savings deposits, which include money market and insured cash sweep money market accounts, increased $66,653 from December 31, 2015 to September 30, 2016 . Interest-bearing demand accounts declined $3,184, and noninterest-bearing demand accounts declined $3,273 from December 31, 2015 to September 30, 2016. These changes were due to a combination of business development efforts and normal fluctuations, as corporate customers' liquidity needs vary at any given time. Total time deposits declined $9,269 during the first nine months of 2016 due to the continued low interest rate environment. As of September 30, 2016, a significant related party relationship maintained total deposit balances with West Bank of approximately $190,000.

Borrowings

Short-term borrowings increased to $34,500 as of September 30, 2016 from $19,000 as of December 31, 2015. The need for this overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments. Long-term debt declined $2,453 during the first nine months of 2016 due to scheduled repayments.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $50,850 as of September 30, 2016 compared with $72,651 as of December 31, 2015.

As of September 30, 2016, West Bank had additional borrowing capacity available from the FHLB of approximately $238,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $22,207 and $22,424 to liquidity for the nine months ended September 30, 2016 and 2015, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2016.

The Company's total stockholders' equity increased to $164,864 at September 30, 2016 from $152,377 at December 31, 2015.  The increase was primarily the result of net income less dividends paid, and an increase in accumulated other comprehensive income.

At September 30, 2016, the Company's tangible common equity as a percent of tangible assets was 9.03 percent compared to 8.72 percent as of December 31, 2015.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$198,682	11.87%	$144,372	8.625%	N/A	N/A
West Bank	183,202	11.06%	142,894	8.625%	$165,674	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	182,724	10.92%	110,894	6.625%	N/A	N/A
West Bank	167,244	10.09%	109,759	6.625%	132,539	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	162,724	9.72%	85,786	5.125%	N/A	N/A
West Bank	167,244	10.09%	84,908	5.125%	107,688	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	182,724	9.97%	73,329	4.00%	N/A	N/A
West Bank	167,244	9.20%	72,685	4.00%	90,856	5.00%

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$187,790	12.12%	$123,979	8.00%	N/A	N/A
West Bank	174,450	11.32%	123,279	8.00%	$154,099	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	172,807	11.15%	92,984	6.00%	N/A	N/A
West Bank	159,467	10.35%	92,460	6.00%	123,279	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,807	9.86%	69,738	4.50%	N/A	N/A
West Bank	159,467	10.35%	69,345	4.50%	100,164	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	172,807	9.91%	69,764	4.00%	N/A	N/A
West Bank	159,467	9.20%	69,352	4.00%	86,690	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2016 is 0.625 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2016, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2015 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. The Company has not experienced any material changes to its interest rate risk position since December 31, 2015. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first nine months of 2016 materially changed compared to those in the year ended December 31, 2015.

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

West Bancorporation, Inc.
(Registrant)

October 27, 2016	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 27, 2016	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 27, 2016	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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