Form 10-K
period 2016-12-31
WEST BANCORPORATION INC
filed 2017-03-01
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $291,567,735.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the most recent practicable date, February 27, 2017.

16,137,999 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 1, 2017, is incorporated by reference into Part III hereof to the extent indicated in such Part.

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

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa.  West Bank is a business-focused community bank that was organized in 1893. The Company's primary activity during 2016 was the ownership of West Bank. The Company's and West Bank's only business is banking, and therefore, no segment information is presented in this report.

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

The Company's financial performance goal is to be in the top quartile of our benchmarking peer group, which in 2016 consisted of 16 Midwestern, publicly traded financial institutions. The fiscal year ended December 31, 2016 produced strong results for the Company and West Bank as measured by the following four key metrics:

●	Return on average assets:	1.27%
●	Return on average equity:	14.35%
●	Efficiency ratio:	46.03%
●	Texas ratio:	0.56%
Based on peer group analysis using the nine months ended September 30, 2016 data, which is the latest available data, the Company's results and ratios for the fiscal year 2016 were better than those of each member of our defined peer group for each of the measures shown above, except for two peers that had a higher return on average assets. We currently believe our fiscal year 2016 results will remain in the top quartile once comparable peer results are available.

During 2016, the Company received a number of financial performance recognitions, including the following:

•
West Bancorporation, Inc. received national recognition from investment bank and research firm Raymond James in the fourth annual Raymond James Community Bankers Cup. They identified America’s top 30 performing community banks with assets between $500 million and $10 billion. Raymond James ranked West Bancorporation, Inc. among the top 5 in the nation for 2015. The Raymond James Community Bankers Cup recognizes the top 10 percent of the 300 exchanged-traded community banks based on various profitability, operational efficiency, and balance sheet metrics. This is the third consecutive year we have made this list.

•
S&P Global Market Intelligence ranked West Bancorporation as the 33rd best-performing community bank in 2015 with assets between $1 billion and $10 billion. The rankings were based on various measures related to profitability, growth and asset quality.

•
West Bancorporation was ranked number 9 among the 166 publicly traded banks with assets between $1 billion and $5 billion in Bank Director Magazine's 2016 Bank Performance Scorecard. The rankings were based on five measures related to profitability, capitalization and asset quality. This is the fourth consecutive year we have made this list.

•
The Independent Community Bankers Association named West Bank to its annual listing of the most outstanding community bank performers across the nation. The Independent Community Bankers Association identified the top-performing community banks in its 2016 listing using year-end FDIC call report earnings data for 2015. In those rankings, the top 25 community banks with the best return on average assets (ROA) and return on average equity (ROE) ratios were identified. West Bank was ranked 22nd among Subchapter C corporation community banks with assets of more than $1 billion.

•
American Banker Magazine, the publication of the American Bankers Association, rated community banks by ROE in an article entitled "Which Small Bank has the Biggest ROE." West Bank came in at number 13 in America out of the 684 institutions that qualified for consideration. All public financial institutions across America with assets of less than $2 billion were eligible for the distinction. The most heavily weighted financial performance criterion was the 3-year ROE.

The Company continued to grow in 2016, as loans outstanding at the end of 2016 totaled $1.40 billion compared to $1.25 billion at the end of 2015, an increase of 12.3 percent. Total deposits grew 7.3 percent during 2016 from the balances as of December 31, 2015. We believe the pipeline for new business is good as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships.

The Company's Rochester, Minnesota, office, which opened in March 2013, again experienced strong growth in 2016. After almost four years of operations, this location had approximately $112 million of loans outstanding as of December 31, 2016. It is expected that this office will continue to have a strong growth rate in 2017, as the office moved into its new permanent building in Rochester in November 2016. The prior leased office space was vacated. The Company believes that southeastern Minnesota is a desirable market and an economic bedrock due to the strength and projected growth of the Mayo Clinic, which is headquartered in Rochester.

One of the keys to our 2016 operating success was an improvement in net interest income as a result of an increase in the average volume of interest-earning assets. Also contributing to our higher 2016 earnings was the continued low level of nonperforming assets. As of December 31, 2016, total nonperforming assets declined to $1.0 million, or 0.06 percent of total assets, compared to $1.5 million, or 0.08 percent of total assets, as of December 31, 2015.

The Company declared and paid common stock dividends totaling $0.67 per share in 2016 and declared a $0.17 quarterly dividend on January 25, 2017, payable on February 22, 2017 to stockholders of record on February 8, 2017. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company was strong at December 31, 2016. The Company's tangible common equity ratio at December 31, 2016 was 8.92 percent.

Description of the Company's Business

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa, and the Rochester, Minnesota, metropolitan areas.  West Bank has eight offices in the Des Moines area, one office in Iowa City, one office in Coralville and one office in Rochester. West Bank offers many basic types of credit to its customers, including commercial, real estate and consumer loans.  West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

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

West Bank's business strategy emphasizes strong business and personal relationships between West Bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank also emphasizes strong cost controls, while striving to achieve an above average return on equity and return on assets.  To accomplish these goals, West Bank focuses on small- to medium-sized businesses in its local markets that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to provide the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs.

The economies in our market areas are fairly diversified. The Des Moines, Iowa, metropolitan area has a population of approximately 620,000 and an unemployment rate of 2.9 percent. The major sources of employment in this area include financial services companies, healthcare providers and agribusiness industries along with local school districts and federal, state and local governments. Major employers include Wells Fargo & Co., Mercy Medical Center, Unity Point Health, Hy-Vee Inc., The Principal Financial Group and the State of Iowa. The Iowa City, Iowa, metropolitan area has a population of approximately 95,000 and an unemployment rate of 2.1 percent. The major sources of employment in this area include educational institutions, healthcare providers, and local schools and government. Major employers include the University of Iowa and University of Iowa Hospitals and Clinics. The Rochester, Minnesota, metropolitan area has a population of approximately 110,000 and an unemployment rate of 2.6 percent. The major sources of employment in this area include healthcare, technology and agribusiness industries, and local schools and government. Major employers include the Mayo Clinic and IBM.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of which are subsidiaries of other bank holding companies, credit unions, mortgage companies and other financial service providers. According to the Federal Deposit Insurance Corporation's (FDIC) Summary of Deposits, as of June 30, 2016, there were 35 banks operating within Polk County, Iowa, where seven of West Bank's offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2016, there were 18 banks within Johnson County, Iowa, which includes Iowa City and Coralville.  Two West Bank offices were located in Johnson County as of June 30, 2016.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County, Iowa.  For the entire state of Iowa, West Bank ranked seventh in terms of deposit size as of June 30, 2016. As previously mentioned, West Bank also has one office located in Rochester, Minnesota.

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

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors.  West Bank has a group of community advisors in each of its markets who provide insight to management on current business activity levels and trends. West Bank seeks to capitalize on customers who desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank's officers, directors and employees.  In particular, West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, quality products and services, and proactive relationship management. West Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other personalized services.

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

The Company and West Bank had approximately 165 full-time equivalent employees as of December 31, 2016.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking, the Board of Governors of the Federal Reserve System (Federal Reserve), the FDIC and the Consumer Financial Protection Bureau (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (SEC) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; reserve requirements; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the new administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty at this time.

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

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as Tier 1 Capital, but we have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0 percent to 100 percent based on four categories.  In 2008, the banking agencies collaboratively began to phase in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100 percent risk weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

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

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every asset class, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios effective January 1, 2015, but it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 Capital equal to 4.5 percent of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4 percent to 6 percent of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8 percent of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4 percent in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2017, it had phased in halfway to 1.25 percent). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7 percent for Common Equity Tier 1, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5 percent or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8 percent or more;

•	A ratio of Total Capital to total risk-weighted assets of 10 percent or more; and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5 percent or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) West Bank was not subject to a directive from the FDIC to increase its capital, and (ii) West Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the fully phased-in Basel III Rule requirements.

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

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of West Bank, is a bank holding company with a financial holding company election in place. As a financial holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to West Bank and to commit resources to support West Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and West Bank as the Federal Reserve may require.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to be treated as a financial holding companies may engage, or own shares in companies engaged, in a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (CRA) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that West Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2016, we were a financial holding company, but we have not engaged in any activity and did not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the news headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  The incentive compensation arrangements of smaller banking organizations like the Company are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk-taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion, and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions, so there are no specific prescriptions or limits, deferral requirements or clawback mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance to ensure its policies and procedures are in compliance.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Regulation and Supervision of West Bank

General. West Bank is an Iowa-chartered bank. The deposit accounts of West Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations, which is $250,000 per insured depositor category. As an Iowa-chartered FDIC-insured bank, West Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like West Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. The total base assessment rates currently range from 3 to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity.  This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15 percent on June 30, 2016 when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35 percent by December 31, 2018 (provided it is at least 1.15 percent), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like West Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15 percent and 1.35 percent. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38 percent to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (FICO) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.56 basis points (56 cents per $100 of assessable deposits).

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets. During the year ended December 31, 2016, West Bank paid supervisory assessments to the Iowa Division of Banking totaling approximately $110,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratios (LCR) in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as a means to identify and quantify loan portfolio risk, and West Bank is conducting quarterly commercial real estate portfolio stress testing.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years that began in 2016. See “—Regulatory Emphasis on Capital” above.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017, the first $15.5 million of otherwise reservable balances are exempt from reserves and have no reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3 percent of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3 percent up to $115.1 million plus 10 percent of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Based on West Bank’s loan portfolio as of December 31, 2016, it exceeded the 300 percent and 100 percent guidelines for commercial real estate loans. Additional monitoring processes have been implemented to manage this increased risk.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2016. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loans, which could cause us to charge off all or a portion of the loans. This could lead to an increased provision for loan losses and adversely affect our operating results and financial condition.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 109 percent and 417 percent, respectively, as of December 31, 2016. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with U.S. Generally Accepted Accounting Principles (GAAP) and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, the Company may experience a material loss.

From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be difficult to predict and could have a materially adverse impact on our financial condition and results of operations.

A new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has issued a new accounting standard that will be effective for the Company for the fiscal year beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing for loan losses that are probable, and will likely require us to increase our allowance for loan losses and to greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

We analyze our investment securities quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit-loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security with an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB) and purchased federal funds. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional debt is needed for liquidity purposes in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. Although we believe West Bank's current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

The competition for banking and financial services in our market areas is high, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets and face strong competition in originating loans, seeking deposits and offering our other services. We compete in making loans, attracting deposits, and recruiting and retaining talented employees. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. We also compete with nonbank financial service providers, many of which are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

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
Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and we could be exposed to claims from customers. While we maintain a system of internal controls and information security procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Our business depends upon earning and maintaining the trust and confidence of our customers, stockholders and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation can arise from numerous sources, including employee misconduct, vendor nonperformance, cybersecurity breaches, compliance failures, litigation or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about West Bank, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that any lost revenue from customers opting to move their business to another institution and the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

We are subject to various legal claims and litigation.

We are periodically involved in routine litigation incidental to our business. Regardless of whether these claims and legal actions are founded or unfounded, if such legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the Company’s reputation. In addition, litigation can be costly. Any financial liability, litigation costs or reputational damage caused by these legal claims could have a material adverse impact on our business, financial condition and results of operations.

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

As a financial holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or damage to our reputation, which could have a material adverse effect on us.  Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

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

While it is anticipated that the new presidential administration will not increase the regulatory burdens on community banks and may reduce some of the burdens associated with the implementation of the Dodd-Frank Act, the actual impact of the new administration is impossible to predict with any certainty at this time.

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

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last several years, interest rates have been at historically low levels. Near the end of 2015, the Federal Reserve raised the target federal funds rate range from 0 percent to 0.25 percent to a range of 0.25 percent to 0.50 percent. Near the end of 2016, the Federal Reserve again raised the target federal funds rate range from 0.25 percent to 0.50 percent to a range of 0.50 percent to 0.75 percent and has indicated that it will consider additional increases in 2017. If interest rates continue to increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may increase faster than rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income. See Item 7A of this Form 10-K for a discussion of the Company's interest rate risk management.

Technology is changing rapidly and may put us at a competitive disadvantage.

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

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to the impact these risk factors have on our operating results or financial position.

Issuing additional common or preferred stock may adversely affect the market price of our common stock, and capital may not be available when needed.

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through an acquisition. Common shares have been and will be issued through the Company's 2012 Equity Incentive Plan as grants of restricted stock units vest, and may be issued through the Company's 2017 Equity Incentive Plan, subject to the future approval of such plan by the Company's stockholders. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, at acceptable terms.

The holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2016, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company's common stock. The Company's ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

The Company and West Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, which increased on January 1, 2015, with the implementation of the Basel III Rule. The ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside of our control, as well as on our financial condition and performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital, if needed, or on terms acceptable to us. Failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, the costs of funds, FDIC insurance costs, the ability to pay dividends on common stock and to make distributions on the junior subordinated debentures, the ability to make acquisitions, the ability to make certain discretionary bonus payments to executive officers, and the results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff.

ITEM 2.  PROPERTIES

The Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  The headquarters location is leased.  West Bank pays annual rent of approximately $469,000 for its headquarters, including a full-service bank location that includes drive-up facilities, one automated teller machine and one integrated teller machine.  In addition to its main office and headquarters, as of December 31, 2016, West Bank also leased bank buildings and space for six other branch offices in the Des Moines, Iowa, metropolitan area and for operational departments.  Three offices are full-service locations with drive-up facilities and an automated teller machine.  The other three offices were converted to drive-up only, express locations during 2016 and offer drive-up services and an automated teller machine. Annual lease payments for these six offices and the space for operational departments total approximately $923,000.  The Company owns four full-service banking locations in Iowa City, Coralville and Waukee, Iowa, and Rochester, Minnesota. We believe each of our facilities is adequate to meet our needs.
ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor West Bank is party to any material pending legal proceedings, other than ordinary litigation incidental to West Bank's business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceedings contemplated by a governmental authority against the Company or West Bank.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and cash dividends on common stock declared for each quarter, and the closing price at the end of each quarter, in 2016 and 2015.  The market quotations, reported by Nasdaq, do not include retail markup, markdown or commissions.

Market and Dividend Information
	High	Low	Close	Dividends
2016
4th Quarter	$25.05	$18.75	$24.70	$0.17
3rd Quarter	20.52	17.65	19.60	0.17
2nd Quarter	19.65	17.33	18.59	0.17
1st Quarter	19.58	16.04	18.23	0.16

2015
4th Quarter	$21.09	$17.74	$19.75	$0.16
3rd Quarter	20.99	17.67	18.75	0.16
2nd Quarter	20.46	17.98	19.84	0.16
1st Quarter	19.94	16.00	19.89	0.14
There were 194 holders of record of the Company's common stock as of February 17, 2017, and an estimated 2,400 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company's common stock was $23.10 on February 17, 2017.

In the aggregate, cash dividends paid to common stockholders in 2016 and 2015 were $0.67 and $0.62 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

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

In April 2016, the Company's stock repurchase plan expired and was not renewed by the Board of Directors. No shares had been repurchased during 2016 under this plan, prior to its expiration.

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by S&P Global Market Intelligence. The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2011, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested. The Company's common stock price performance shown in the following graph is not indicative of future stock price performance.

WEST BANCORPORATION, INC.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
West Bancorporation, Inc.	100.00	116.61	177.09	196.92	236.01	306.14
Nasdaq Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Midwest Bank	100.00	120.36	164.78	179.14	181.86	242.99
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	As of and for the Years Ended December 31
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating Results
Interest income	$64,994	$60,147	$55,301	$52,741	$50,662
Interest expense	7,876	5,993	6,156	7,058	9,464
Net interest income	57,118	54,154	49,145	45,683	41,198
Provision for loan losses	1,000	850	750	(850)	625
Net interest income after provision for loan losses	56,118	53,304	48,395	46,533	40,573
Noninterest income	7,982	8,203	10,296	8,494	10,869
Noninterest expense	31,148	30,068	32,002	30,816	28,667
Income before income taxes	32,952	31,439	26,689	24,211	22,775
Income taxes	9,936	9,697	6,649	7,320	6,764
Net income	$23,016	$21,742	$20,040	$16,891	$16,011

Dividends and Per Share Data
Cash dividends	$10,800	$9,952	$7,842	$6,995	$6,265
Cash dividends per common share	0.67	0.62	0.49	0.42	0.36
Basic earnings per common share	1.43	1.35	1.25	1.02	0.92
Diluted earnings per common share	1.42	1.35	1.25	1.02	0.92
Closing stock price per common share	24.70	19.75	17.02	15.82	10.78
Book value per common share	10.25	9.49	8.75	7.74	7.73
Average common shares outstanding	16,117	16,050	16,004	16,582	17,404

Year End and Average Balances
Total assets	$1,854,204	$1,748,396	$1,615,566	$1,442,111	$1,447,901
Average assets	1,806,250	1,675,652	1,512,506	1,445,773	1,326,408
Investment securities	319,794	384,420	339,208	357,067	304,103
Loans	1,399,870	1,246,688	1,184,045	991,720	927,401
Allowance for loan losses	(16,112)	(14,967)	(13,607)	(13,791)	(15,529)
Deposits	1,546,605	1,440,729	1,270,462	1,163,842	1,134,576
Long-term borrowings	125,410	127,175	129,916	131,653	114,235
Stockholders' equity	165,376	152,377	140,175	123,625	134,587
Average stockholders' equity	160,420	146,089	131,924	127,789	129,795

Performance Ratios
Average equity to average assets ratio	8.88%	8.72%	8.72%	8.84%	9.79%
Return on average assets	1.27%	1.30%	1.32%	1.17%	1.21%
Return on average equity	14.35%	14.88%	15.19%	13.22%	12.34%
Efficiency ratio*	46.03%	46.30%	49.93%	52.55%	50.83%
Texas ratio*	0.56%	0.87%	2.71%	7.69%	11.25%
Net interest margin	3.49%	3.59%	3.59%	3.48%	3.42%
Dividend payout ratio	46.92%	45.77%	39.13%	41.41%	39.13%
Dividend yield	2.71%	3.14%	2.88%	2.65%	3.34%
Definition of ratios:

•	Average equity to average assets ratio - average equity divided by average assets.

•	Return on average assets - net income divided by average assets.

•	Return on average equity - net income divided by average equity.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains, net impairment losses and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Net interest margin - tax-equivalent net interest income divided by average interest-earning assets.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Dividend yield - dividends per share paid to common stockholders divided by closing year-end stock price.

* A lower ratio is better.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company's 2016 net income was $23,016 compared to $21,742 in 2015, an increase of 5.9 percent. Annual earnings for 2016 represented the highest annual earnings in the 123-year history of the Company. Basic and diluted earnings per common share for 2016 improved to $1.43 and $1.42, respectively, from $1.35 and $1.35, respectively, in 2015. During 2016, we paid our common stockholders $10,800 ($0.67 per common share) in dividends compared to $9,952 ($0.62 per common share) in 2015. The dividend declared and paid in the first quarter of 2017 was $0.17 per common share, the same amount as paid in the fourth quarter of 2016.

The increase in 2016 net income compared to 2015 was primarily due to a $2,964, or 5.5 percent, increase in net interest income. The growth in net interest income was primarily the result of strong loan growth. The Company also recognized tax-exempt gain from bank-owned life insurance of $443 in 2016 due to the losses of a colleague and a former employee. Our 2016 results were also impacted by a $150 increase in the provision for loan losses compared to 2015. Additionally, noninterest expense grew by 3.6 percent between 2016 and 2015.

Our loan portfolio grew to $1,399,870 as of December 31, 2016, from $1,246,688 at the end of 2015. Deposits increased to $1,546,605 as of December 31, 2016, from $1,440,729 as of December 31, 2015. The growth in both was the result of our bankers working with existing customers to provide them with additional products and services, as well as business development efforts targeted at new clients. Our loan portfolio continues to have a high level of credit quality. As indicated by the year-end Texas ratio, nonperforming assets declined further in 2016 compared to 2015. As shown in the table below, our ratio was significantly better than that of any financial instituion in our defined peer group.

The Company has a quantitative peer analysis program in place for evaluating our results. The group of 16 Midwestern, publicly traded, peer financial institutions against which we compared our performance consisted of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets (ROA), return on average equity (ROE), efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the nine months ended September 30, 2016 (latest data available), the Company's metrics for the year ended December 31, 2016 were better than those of each company in the peer group as shown in the table below, except for two peers that had a higher ROA. We expect that trend to have continued through the end of 2016.

	West Bancorporation, Inc.	Peer Group Range
	Year ended December 31, 2016	Nine months ended September 30, 2016
Return on average assets	1.27%	0.46% - 1.45%
Return on average equity	14.35%	3.34% - 10.49%
Efficiency ratio*	46.03%	54.50% - 75.30%
Texas ratio*	0.56%	4.02% - 22.98%
* A lower ratio is better.

Based on Nasdaq market quotations of our closing stock prices, our stock price increased approximately 25.0 percent from the end of 2015 to the end of 2016. Our earnings outlook is positive, and we have strong capital resources. We anticipate the Company will be profitable in 2017 at a level that compares favorably with our peers. The amount of our future profit will depend, in large part, on our ability to continue to grow the loan portfolio, the amount of loan losses we incur, fluctuations in market interest rates and the strength of the local and national economy.

(dollars in thousands, except per share amounts)

The following discussion describes the consolidated operations and financial condition of the Company, including West Bank and West Bank's wholly-owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015). Results of operations for the year ended December 31, 2016 are compared to the results for the year ended December 31, 2015, results of operations for the year ended December 31, 2015 are compared to the results for the year ended December 31, 2014, and the consolidated financial condition of the Company as of December 31, 2016 is compared to December 31, 2015.

CRITICAL ACCOUNTING POLICIES

This report is based on the Company's audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP established by the FASB.  The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2016 COMPARED TO 2015

OVERVIEW

Key performance measures of our 2016 operations compared to 2015 included:

•	ROA was 1.27 percent compared to 1.30 percent in 2015.

•	ROE was 14.35 percent compared to 14.88 percent in 2015.

•	Efficiency ratio was 46.03 percent compared to 46.30 percent in 2015.

•	Texas ratio was 0.56 percent compared to 0.87 percent in 2015.

•	The loan portfolio grew 12.3 percent during 2016.

•	Deposits increased by 7.3 percent during 2016.

Net income for the year ended December 31, 2016, was $23,016, compared to $21,742 for the year ended December 31, 2015. Basic and diluted earnings per common share for 2016 were $1.43 and $1.42, respectively, and were $1.35 and $1.35, respectively, for 2015.

The improvement in 2016 net income compared to 2015 was primarily because of an increase in interest income due to growth in average loan volume. Growth in loans outstanding required a provision for loan losses of $1,000 in 2016, compared to a provision of $850 in 2015. Noninterest income declined $221 in 2016 compared to 2015. Noninterest income in 2015 included a gain of $590 on the sale of WB Funding's investment in SmartyPig, LLC, while 2016 included a $443 tax-exempt gain from bank-owned life insurance. Meanwhile, noninterest expense increased $1,080 between 2015 and 2016. The increase in noninterest expense included increases in salaries and benefit costs and higher amortization of low income housing projects, which is included in other expense.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2016, the Company's efficiency ratio improved slightly to 46.03 percent from the prior year's ratio of 46.30 percent (a lower ratio is better.) This ratio is computed by dividing noninterest expense (excluding other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding securities gains, net impairment losses and gains/losses on disposition of premises and equipment). The ratio for both years was significantly better than our peer group's averages, which were approximately 68 percent and 65 percent, respectively, according to data in the September 2016 and September 2015 Bank Holding Company Performance Report, which is prepared by the Federal Reserve Board's Division of Banking Supervision and Regulation.

The Texas ratio, which is the ratio of nonperforming assets to tangible capital plus the allowance for loan losses, improved to 0.56 percent as of December 31, 2016, compared to 0.87 percent as of December 31, 2015. A lower Texas ratio indicates a stronger credit quality condition. The ratio for both years was significantly better than peer group averages, which were approximately 10 percent and 9 percent, respectively, according to data in the September 2016 and September 2015 Bank Holding Company Performance Reports. For more discussion on loan quality, see the "Loan Portfolio" and "Summary of the Allowance for Loan Losses" sections in this Item of this Form 10-K.

Net Interest Income

Net interest income increased to $57,118 for 2016 from $54,154 for 2015 as the impact of loan growth exceeded the effect of the increase in the average rate paid on interest-bearing liabilities. The net interest margin for 2016 declined 10 basis points to 3.49 percent compared to 3.59 percent for 2015. The average yield on earning assets declined by one basis point, while the rate on interest-bearing liabilities increased 14 basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 3.27 percent for 2016 from 3.42 percent a year earlier. For additional analysis of net interest income, see the section captioned "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates; and Interest Differential" in this Item of this Form 10-K.

(dollars in thousands, except per share amounts)

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $16,112 as of December 31, 2016, represented 1.15 percent of total loans and 1,576.5 percent of nonperforming loans at year end, compared to 1.20 percent and 1,024.4 percent, respectively, as of December 31, 2015. The provision for loan losses increased to $1,000 in 2016 compared to $850 for 2015 due to growth in the loan portfolio. The Company experienced net recoveries of 0.01 percent of average loans for 2016 compared to net recoveries of 0.04 percent for 2015.

Nonperforming loans at December 31, 2016 totaled $1,022, or 0.07 percent of total loans, down from $1,461, or 0.12 percent, at December 31, 2015. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers' financial difficulties. The Company held no other real estate properties as of December 31, 2016 or 2015.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$2,461	$2,609	$(148)	(5.67)%
Debit card usage fees	1,825	1,830	(5)	(0.27)%
Trust services	1,310	1,286	24	1.87%
Revenue from residential mortgage banking	151	163	(12)	(7.36)%
Increase in cash value of bank-owned life insurance	647	727	(80)	(11.00)%
Gain from bank-owned life insurance	443	—	443	N/A
Gain (loss) on disposition of premises and equipment	(4)	(6)	2	(33.33)%
Realized investment securities gains, net	66	47	19	40.43%
Other income:
Loan fees	110	120	(10)	(8.33)%
Letter of credit fees	96	82	14	17.07%
Credit card fees	261	213	48	22.54%
Gain on sale of other assets	—	590	(590)	(100.00)%
Discount on purchased income tax credits	94	58	36	62.07%
All other	522	484	38	7.85%
Total other income	1,083	1,547	(464)	(29.99)%
Total noninterest income	$7,982	$8,203	$(221)	(2.69)%
Service charges on deposit accounts declined primarily due to lower fees resulting from fewer instances of nonsufficient funds as customers continue to improve monitoring of their account balances.

Revenue from trust services was higher in 2016 than in 2015 due to the combination of successful business development efforts, pricing updates for certain account types and higher asset values.

The increase in cash value of bank-owned life insurance was lower in 2016 than in 2015 as crediting rates within the policies declined slightly due to the low interest rate environment. As previously mentioned, gain from bank-owned life insurance was recognized in 2016 due to the losses of a colleague and a former employee.

The Company sold three preferred stocks and three corporate bonds during 2016, recognizing investment securities gains of $66, while gains of $47 were recognized on sales during 2015.

Loan fees declined in 2016 compared to 2015 due to the recognition of a previously deferred rate lock fee on one loan in 2015. Letter of credit fees grew due to the increase in the amount of standby letters of credit activity in 2016 compared to 2015. Volumes of letters of credit fluctuate based upon the needs of our commercial customers.

Credit card fees increased in 2016 compared to 2015 due to both higher volumes of transactions and an increase in the number of credit cards issued through a third party.
As previously mentioned, the gain on sale of other assets in 2015 was associated with the sale of WB Funding's investment in SmartyPig, LLC.

Total discounts recognized on purchased State of Iowa income tax credits were higher in 2016 than in 2015 because the Company purchased one Enterprise Zone tax credit at a discount of $33. The Company also has an agreement in place to purchase wind energy credits at a discounted rate. This source of revenue is expected to decline in 2017 as the agreement to purchase discounted wind energy credits ends in May 2017.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$16,731	$16,065	$666	4.15%
Occupancy	4,033	4,105	(72)	(1.75)%
Data processing	2,510	2,329	181	7.77%
FDIC insurance	937	839	98	11.68%
Other real estate owned	—	10	(10)	(100.00)%
Professional fees	774	748	26	3.48%
Director fees	888	881	7	0.79%
Other expenses:
Marketing	231	253	(22)	(8.70)%
Business development	701	654	47	7.19%
Insurance expense	348	361	(13)	(3.60)%
Investment advisory fees	442	517	(75)	(14.51)%
Charitable contributions	180	360	(180)	(50.00)%
Trust	415	396	19	4.80%
Consulting fees	302	260	42	16.15%
Postage and courier	321	326	(5)	(1.53)%
Supplies	310	305	5	1.64%
Amortization of low income housing projects	418	228	190	83.33%
All other	1,607	1,431	176	12.30%
Total other	5,275	5,091	184	3.61%
Total noninterest expense	$31,148	$30,068	$1,080	3.59%

Salaries and employee benefits increased in 2016 compared to 2015 primarily as the result of increases in stock-based compensation costs, health insurance, defined contribution plan expenses and payroll taxes. The increases in defined contribution plan expenses and payroll taxes were primarily associated with a one-time payout of accrued vacation that occurred in 2016 in conjunction with a change in the Company's vacation carryover policy.

Occupancy costs declined for 2016 compared to 2015 primarily as the result of the February 2016 purchase of the Waukee, Iowa, branch facility. The reduction reflects the one-time reversal of previously accrued rent related to the terms of the previous lease. Ongoing costs for that location are expected to remain lower than previous rental costs. Occupancy costs are expected to increase in 2017 as the Rochester, Minnesota, office moved into its new permanent building in November 2016.

The increase in data processing expense in 2016 was primarily because of the implementation of additional security measures, technology upgrades, and an annual contractual increase in fees paid to our core processor that is based upon an inflation factor.

(dollars in thousands, except per share amounts)

FDIC insurance expense increased for 2016 compared to 2015 due to the combination of growth in total assets and a July 1, 2016 revision in the assessment rate system for institutions with less than $10 billion in total assets. Based on the change in the rate calculation methodology within the revised assessment system, the rate can be significantly affected by the types of loans within the portfolio and by the credit quality of the portfolio.

Investment advisory fees consisted of fees paid to an independent investment advisory firm for assistance with managing the investment portfolio through September 30, 2016, and an administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. Effective October 1, 2016, the investment portfolio is managed internally, with an expected annual cost savings of approximately $280.

Charitable contributions were higher in 2015 than in 2016 as management made a decision to make an extra contribution to the West Bancorporation Foundation in 2015.

Consulting fees increased in 2016 compared to 2015 primarily due to expenses relating to data analysis conducted in association with class action litigation that was disclosed in prior filings. A proposed settlement of $250 related to the litigation was reached in the third quarter of 2016, and preliminary approval was received from the court in the fourth quarter of 2016. An insurance reimbursement of litigation costs in the amount of $300 was received in the fourth quarter of 2016. Ongoing costs related to the litigation should be minimal, as future administrative costs are included in the $250 settlement.

The increase in amortization of our investment in low income housing projects in 2016 compared to 2015 was related to the Company committing in both years to invest in additional projects. Offsetting the amortization expense in both 2016 and 2015 were approximately $375 and $275, respectively, of federal low income housing tax credits, which reduced federal income tax expense.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future. Such deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting. The effective rate of income tax expense as a percent of income before income taxes was 30.2 percent and 30.8 percent, respectively, for 2016 and 2015. The effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, state income taxes, and federal income tax credits. Income tax expense for 2016 was also lower than the statutory income tax rate due to the previously mentioned tax-exempt gain from bank-owned life insurance. Income tax expense for 2015 was slightly lower than would be expected due to utilization of approximately $372 of capital loss carryforwards. The capital gains were generated from the sale of the Company's investment in SmartyPig, LLC in 2015. The reduction in 2015 income tax expense related to the carryforwards utilized was approximately $130. The effective tax rate for both years was also impacted by federal tax credits, including low income housing tax credits, as mentioned above, and an energy tax credit of $30 in 2016 related to the new Rochester, Minnesota, building.

Federal income tax expense was approximately $8,335 and $8,169 for 2016 and 2015, respectively, while state income tax expense was approximately $1,601 and $1,528, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards associated with West Bancorporation, Inc., as management believes it is likely that such carryforwards will expire without being utilized.

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2015 COMPARED TO 2014

OVERVIEW

Key performance measures of our 2015 operations compared to 2014 included:

•	ROA was 1.30 percent compared to 1.32 percent in 2014.

•	ROE was 14.88 percent compared to 15.19 percent in 2014.

•	Efficiency ratio improved to 46.30 percent compared to 49.93 percent in 2014.

•	Texas ratio improved to 0.87 percent compared to 2.71 percent in 2014.

•	The loan portfolio grew 5.3 percent during 2015.

•	Deposits increased by 13.4 percent during 2015.

Net income for the year ended December 31, 2015, was $21,742, compared to $20,040 for the year ended December 31, 2014. Basic and diluted earnings per common share were $1.35 and $1.25 for 2015 and 2014, respectively.

The improvement in 2015 net income compared to 2014 was primarily because of an increase in interest income due to growth in average loan volume. Growth in loans outstanding required a provision for loan losses of $850 in 2015, compared to a provision of $750 in 2014. Noninterest income declined $2,093 for 2015 primarily due to a $1,231 reduction in revenue from residential mortgage banking, a $1,075 reduction in net gains on disposition of premises and equipment, a $181 reduction in service charges on deposit accounts and a $176 reduction in net gains from sale of investment securities. Partially offsetting these reductions was a one-time gain of $590 on the sale of WB Funding's investment in SmartyPig, LLC in 2015, which was included in other income. Noninterest expense declined $1,934 between 2014 and 2015 primarily because 2014 included $1,786 in other real estate owned write-downs based on updated appraisals of several properties. Income taxes increased in 2015 as the prior year included a higher level of utilization of capital loss carryforwards in connection with the sale of one branch office and one investment security.

Net Interest Income

Net interest income increased to $54,154 for 2015 from $49,145 for 2014 as the impact of loan growth and lower deposit rates exceeded the effect of an 11 basis point decline in average yield on loans. The net interest margin held steady at 3.59 percent for both years. The average yield on earning assets declined by six basis points, while the rate on interest-bearing liabilities declined five basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 3.42 percent for 2015 from 3.43 percent for 2014.

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
The decline in service charges on deposit accounts between 2014 and 2015 was caused by fewer instances of nonsufficient funds fees as customers strove to maintain positive balances in their accounts.

Revenue from trust services was lower in 2015 compared to 2014 due to a reduction in the number of accounts and amount of assets held within custody accounts, and fewer one-time estate fees. The reduction was partially offset through business development efforts that increased the number of accounts and amount of assets held within trust accounts. Trust assets earn fees at a higher rate than those of custody assets.

Revenue from residential mortgage banking declined in 2015 compared to 2014 due to the Company changing its process for providing first mortgage loans to its customers at the end of 2014. Starting in January 2015, residential mortgage underwriting and processing were outsourced, and funding for residential mortgages is provided by a third party. The Company currently receives a fee from that third party for each residential mortgage loan initiated and closed by our retail staff. The reduction in this source of revenue had a correlating reduction in associated operating expenses.

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

Loan fees were higher in 2015 compared to 2014 primarily due to recognition of a previously deferred rate lock fee on one loan in 2015. A lower level of outstanding letters of credit caused the reduction in revenue from letter of credit fees in 2015 compared to 2014.

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

	Years ended December 31
Noninterest expense:	2015	2014	Change	Change %
Salaries and employee benefits	$16,065	$16,086	$(21)	(0.13)%
Occupancy	4,105	4,165	(60)	(1.44)%
Data processing	2,329	2,241	88	3.93%
FDIC insurance	839	757	82	10.83%
Other real estate owned	10	1,865	(1,855)	(99.46)%
Professional fees	748	944	(196)	(20.76)%
Director fees	881	714	167	23.39%
Other expenses:
Marketing	253	220	33	15.00%
Business development	654	702	(48)	(6.84)%
Insurance	361	384	(23)	(5.99)%
Investment advisory fees	517	366	151	41.26%
Charitable contributions	360	180	180	100.00%
Trust	396	344	52	15.12%
Consulting fees	260	337	(77)	(22.85)%
Supplies	305	292	13	4.45%
Amortization of low income housing projects	228	188	40	21.28%
Miscellaneous losses	30	329	(299)	(90.88)%
All other	1,727	1,888	(161)	(8.53)%
Total other	5,091	5,230	(139)	(2.66)%
Total noninterest expense	$30,068	$32,002	$(1,934)	(6.04)%

Salaries and employee benefits for 2015 had a minimal net change compared to 2014. Staff reductions in December 2014, related to the residential mortgage loan operational changes previously mentioned, lowered salaries and employee benefits by approximately $1,051 in 2015 compared to 2014. Partially offsetting these reductions were increases in stock-based compensation costs of $342 in 2015 compared to 2014, along with normal annual salary increases.

Data processing expense increased in 2015 primarily because of the addition of mobile banking technology, the continued strengthening of security measures and an annual contractual increase in fees paid to our core processor that is based upon an inflation factor.

FDIC insurance expense increased for 2015 compared to 2014 due to growth in total assets.

Other real estate owned expense declined in 2015 compared to 2014, as the prior year included other real estate owned property valuation write-downs of $1,786 due to obtaining updated appraisals of several properties held. The Company held only one parcel of land in other real estate owned throughout 2015 and incurred a negligible amount of real estate taxes up to the date of its sale in December 2015.

Professional fees declined in 2015 compared to 2014 due to lower legal fees. Director fees increased between the same time periods as a result of higher stock-based compensation costs.

The increase in investment advisory fees for 2015 compared to 2014 resulted from the administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. This arrangement began in the second quarter of 2014.

Charitable contributions doubled in 2015 compared to 2014 as management chose to increase contributions to the West Bancorporation Foundation.

(dollars in thousands, except per share amounts)

Consulting fees declined in 2015 compared to 2014 as the prior year included fees paid for three one-time projects.

The increase in amortization of our investment in low income housing projects in 2015 compared to 2014 was related to the Company committing in 2014 to invest in additional projects. Offsetting the amortization expense in both 2015 and 2014 were approximately $275 and $160, respectively, of federal low income housing tax credits, which reduced federal income tax expense.

Income Taxes

The effective rate of income tax expense as a percent of income before income taxes was 30.8 percent and 24.9 percent, respectively, for 2015 and 2014. Income tax expense for 2015 was slightly lower than would be expected due to the utilization of $372 of capital loss carryforwards. The capital gains were generated from the sale of the Company's investment in SmartyPig, LLC. The 2014 effective rate was impacted by utilization of $3,774 of capital loss carryforwards related to the sale of an office in Iowa City and the sale of an impaired investment security. The reductions in 2015 and 2014 income tax expense related to the carryforwards utilized was approximately $130 and $1,318, respectively. The effective tax rate for both years was also impacted by federal low income housing tax credits as discussed in the previous section. Federal income tax expense was approximately $8,169 and $5,446 for 2015 and 2014, respectively, while state income tax expense was approximately $1,528 and $1,203, respectively.

(dollars in thousands, except per share amounts)

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES; AND INTEREST DIFFERENTIAL

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category of average interest-earning assets or interest-bearing liabilities for the years indicated.  Interest income and the resulting net interest income are shown on a fully taxable basis.

	2016			2015			2014
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$354,790	$14,854	4.19%	$331,306	$13,813	4.17%	$276,201	$11,662	4.22%
Real estate (3)	972,571	43,193	4.44%	873,844	39,404	4.51%	779,223	36,121	4.64%
Consumer and other	8,795	348	3.95%	8,304	325	3.91%	9,811	393	4.01%
Total loans	1,336,156	58,395	4.37%	1,213,454	53,542	4.41%	1,065,235	48,176	4.52%
Investment securities:
Taxable	236,770	4,201	1.77%	232,078	4,363	1.88%	252,500	4,938	1.96%
Tax-exempt (3)	118,622	4,913	4.14%	107,414	4,765	4.44%	94,851	4,347	4.58%
Total investment securities	355,392	9,114	2.56%	339,492	9,128	2.69%	347,351	9,285	2.67%
Federal funds sold	20,064	108	0.54%	30,113	81	0.27%	17,007	45	0.26%
Total interest-earning assets (3)	1,711,612	67,617	3.95%	1,583,059	62,751	3.96%	1,429,593	57,506	4.02%
Noninterest-earning assets:
Cash and due from banks	44,875			46,122			34,152
Premises and equipment, net	18,843			10,904			9,513
Other, less allowance for
loan losses	30,920			35,567			39,248
Total noninterest-earning assets	94,638			92,593			82,913
Total assets	$1,806,250			$1,675,652			$1,512,506

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$917,774	2,610	0.28%	$825,771	1,341	0.16%	$736,002	1,222	0.17%
Time	110,407	781	0.71%	128,899	844	0.65%	150,378	1,204	0.80%
Total deposits	1,028,181	3,391	0.33%	954,670	2,185	0.23%	886,380	2,426	0.27%
Other borrowed funds	136,535	4,485	3.28%	146,693	3,808	2.60%	150,654	3,730	2.48%
Total interest-bearing liabilities	1,164,716	7,876	0.68%	1,101,363	5,993	0.54%	1,037,034	6,156	0.59%
Noninterest-bearing liabilities:
Demand deposits	473,380			420,842			336,456
Other liabilities	7,734			7,358			7,092
Stockholders' equity	160,420			146,089			131,924
Total liabilities and
stockholders' equity	$1,806,250			$1,675,652			$1,512,506

Net interest income/net interest spread (3)		$59,741	3.27%		$56,758	3.42%		$51,350	3.43%
Net interest margin (3)			3.49%			3.59%			3.59%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(dollars in thousands, except per share amounts)

Net Interest Income

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing tax-equivalent net interest income by total average interest-earning assets for the year.

For the years ended December 31, 2016, 2015 and 2014, the Company's net interest margin on a tax-equivalent basis was 3.49, 3.59 and 3.59 percent, respectively.  There was an increase of $2,983 in tax-equivalent net interest income in 2016 compared to 2015 primarily due to growth in the average outstanding loan balances. This was partially offset by the increase in the rates on deposits and borrowed funds.

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

	2016 Compared to 2015			2015 Compared to 2014
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$983	$58	$1,041	$2,299	$(148)	$2,151
Real estate (2)	4,393	(604)	3,789	4,289	(1,006)	3,283
Consumer and other	19	4	23	(59)	(9)	(68)
Total loans (including fees)	5,395	(542)	4,853	6,529	(1,163)	5,366
Investment securities:
Taxable	87	(249)	(162)	(389)	(186)	(575)
Tax-exempt (2)	477	(329)	148	561	(143)	418
Total investment securities	564	(578)	(14)	172	(329)	(157)
Federal funds sold	(34)	61	27	35	1	36
Total interest income (2)	5,925	(1,059)	4,866	6,736	(1,491)	5,245
Interest Expense
Deposits:
Savings, interest-bearing
demand and money markets	164	1,105	1,269	146	(27)	119
Time	(127)	64	(63)	(158)	(202)	(360)
Total deposits	37	1,169	1,206	(12)	(229)	(241)
Other borrowed funds	(278)	955	677	(100)	178	78
Total interest expense	(241)	2,124	1,883	(112)	(51)	(163)
Net interest income (2)	$6,166	$(3,183)	$2,983	$6,848	$(1,440)	$5,408

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $4,853 for the year ended December 31, 2016 compared to 2015. The average balance of loans increased $122,702 in 2016 compared to 2015 as the Iowa economy remained strong and West Bank lenders in each of our markets focused on business development.  The average yield on loans declined four basis points in 2016 compared to 2015.  The yield on the Company's loan portfolio is affected by the mix of the portfolio, the effects of competition, the interest rate environment, the amount of nonperforming loans, and reversals of previously accrued interest on charged-off loans.  The political and interest rate environments can influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities in 2016 was $15,900 higher than in 2015, while the yield decreased 13 basis points.  The increase in volume was attributable primarily to investment securities purchases of $99,901 in the last 4 months of 2015, partially offset by sales of investment securities, calls of higher yielding municipal bonds, and paydowns received on collateralized mortgage obligations and mortgage-backed securities throughout 2016. The average balance of federal funds sold decreased $10,049 during 2016 compared to 2015, while the average yield increased 27 basis points in conjunction with the Federal Reserve's increases in the targeted federal funds rate in December 2015 and 2016.

The average balance of interest-bearing deposits increased $73,511 in 2016 compared to 2015. The increase in the average balance was primarily the result of the normal fluctuations related to corporate customers' liquidity needs, significant business development efforts and growth in public funds from municipalities. The average balance of time deposits continues to decline as fewer maturing deposits have been renewed due to the relatively low interest rates. The average rate paid on deposits in 2016 increased to 0.33 percent from 0.23 percent for 2015. The increase in deposit interest rates is primarily the result of increases to money market and time deposit rates made by the Company in the fourth quarter of 2016 in response to market conditions. As a result, management expects the interest costs of money market and time deposits to increase in 2017.

The average rate paid on other borrowed funds increased 68 basis points in 2016 compared to 2015, while the average balance declined $10,158 between the same time periods. The increase in the average rate paid was due to the combination of an interest rate swap that became effective in December 2015, amortization of interest rate swap termination fees, and increases in rates for variable rate FHLB advances and subordinated notes. Management expects the interest costs of other borrowed funds to increase in 2017.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company's investment portfolio as of the dates indicated.

	As of December 31
	2016	2015	2014
Securities available for sale, at fair value:
U.S. government agencies and corporations	$2,593	$2,692	$12,820
State and political subdivisions	64,336	73,079	52,359
Collateralized mortgage obligations	101,950	132,615	125,870
Mortgage-backed securities	80,158	101,088	66,153
Trust preferred securities	1,250	1,105	918
Corporate notes and other investments	10,350	10,135	14,670
Total securities available for sale	$260,637	$320,714	$272,790

Securities held to maturity, at amortized cost:
State and political subdivisions	$48,386	$51,259	$51,343

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2016.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

Investments as of December 31, 2016	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
U.S. government agencies and corporations	$2,593	$—	$—	$—	$2,593
State and political subdivisions	496	8,283	34,184	21,373	64,336
Collateralized mortgage obligations	—	1,091	4,893	95,966	101,950
Mortgage-backed securities	—	866	27,349	51,943	80,158
Trust preferred security	—	—	—	1,250	1,250
Corporate notes	3,012	3,527	3,811	—	10,350
Total	$6,101	$13,767	$70,237	$170,532	$260,637

Weighted average yield:
U.S. government agencies and corporations	3.90%	—	—	—
State and political subdivisions (1)	5.52%	4.10%	3.87%	4.58%
Collateralized mortgage obligations	—	3.34%	2.36%	2.28%
Mortgage-backed securities	—	3.80%	2.34%	2.08%
Trust preferred security	—	—	—	3.28%
Corporate notes	2.01%	2.00%	4.74%	—
Total	3.09%	3.48%	3.22%	2.52%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

The investment securities held to maturity presented in the following table are reported at amortized cost and by contractual maturity as of December 31, 2016.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments as of December 31, 2016	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$486	$19,370	$28,530	$48,386

Weighted average yield:
State and political subdivisions (1)	—	3.01%	3.68%	4.48%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Management's process for obtaining and validating the fair value of investment securities is discussed in Note 18 to the consolidated financial statements included in Item 8 of this Form 10-K.

As of December 31, 2016, the existing gross unrealized losses of $3,933 were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows, and the Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.

In September 2014, the Company reclassified 86 state and political subdivision securities with total amortized cost and fair value of $50,882 and $51,371, respectively, to the held to maturity classification. The Company decided it was prudent to reclassify approximately half of the state and political subdivision securities owned at that time to the held to maturity designation as the Company has the ability and intent to hold these securities until their maturity dates, which range from 2020 to 2034. By establishing a "held to maturity" investment securities portfolio, any future decline in the market value of the securities in this portfolio will not adversely impact stockholders' equity and book value per share.

(dollars in thousands, except per share amounts)

As of December 31, 2016, approximately 70 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current low interest rate environment, both provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. Collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by the Government National Mortgage Association (GNMA) or issued by the Federal National Mortgage Association (FNMA) and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or GNMA. The debt obligations were all within the credit ratings acceptable under West Bank's investment policy.

Approximately 40 percent of the securities issued by state and political subdivisions involve governmental entities within the state of Iowa. The remaining securities issued by state and political subdivisions were issued by government entities in 17 other states with similar credit risks.

As of December 31, 2016, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders' equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company's loan portfolio by segment as of the dates indicated.

	As of December 31
	2016	2015	2014	2013	2012
Commercial	$334,014	$349,051	$316,908	$258,010	$282,124
Real estate:
Construction, land and land development	205,610	174,602	154,490	117,394	121,911
1-4 family residential first mortgages	47,184	51,370	53,497	50,349	49,280
Home equity	18,057	21,749	24,500	25,205	25,536
Commercial	788,000	644,176	625,938	532,139	441,857
Consumer and other loans	8,355	6,801	9,318	9,236	7,099
Total loans	1,401,220	1,247,749	1,184,651	992,333	927,807
Deferred loan fees, net	(1,350)	(1,061)	(606)	(613)	(406)
Total loans, net of deferred fees	$1,399,870	$1,246,688	$1,184,045	$991,720	$927,401

As of December 31, 2016, total loans were approximately 91 percent of total deposits and 75 percent of total assets.  As of December 31, 2016, the majority of all loans were originated directly by West Bank to borrowers within West Bank's principal market areas.  There were $3,945 of purchased participation loans outstanding to two non-U.S. public companies that are listed on U.S. stock exchanges as of December 31, 2016.

Loans outstanding at the end of 2016 increased 12.3 percent compared to the end of 2015. The growth was primarily in the commercial real estate and construction and land development segments. Management believes the growth was the result of improvement in our local economies, continued growth from the Rochester, Minnesota, location and the Company's overall business development efforts. The opening of the Rochester location in March 2013 and the addition of its experienced lenders have produced loan balances in that market of $111,505 as of December 31, 2016, an increase of $24,285 compared to loan balances outstanding as of December 31, 2015. Management believes the business development efforts are strong in all three of our markets, and additional growth is expected in 2017.

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

(dollars in thousands, except per share amounts)

Within the commercial real estate category, concentrations in excess of 10 percent of total loans outstanding at December 31, 2016 included approximately $193,000 of loans for medical-related facilities and approximately $188,000 of loans secured by multifamily residential properties.

Maturities of Loans

The contractual maturities of the Company's loan portfolio are as shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2016	Within one year	After one but within five years	After five years	Total
Commercial	$136,636	$162,307	$35,071	$334,014
Real estate:
Construction, land and land development	130,800	21,526	53,284	205,610
1-4 family residential first mortgages	6,556	36,314	4,314	47,184
Home equity	5,664	12,337	56	18,057
Commercial	54,773	453,379	279,848	788,000
Consumer and other loans	2,711	5,623	21	8,355
Total loans	$337,140	$691,486	$372,594	$1,401,220

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$565,736	$213,560
Variable rates		125,750	159,034
		$691,486	$372,594
Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2016	2015	2014	2013	2012
Nonaccrual loans	$1,022	$1,381	$1,561	$2,398	$6,400
Loans past due 90 days and still accruing interest	—	—	—	—	—
Troubled debt restructured loans (1)	—	80	376	517	856
Total nonperforming loans	1,022	1,461	1,937	2,915	7,256
Other real estate owned	—	—	2,235	5,800	8,304
Nonaccrual investment securities	—	—	—	1,850	1,334
Total nonperforming assets	$1,022	$1,461	$4,172	$10,565	$16,894

Nonperforming loans to total loans	0.07%	0.12%	0.16%	0.29%	0.78%
Nonperforming assets to total assets	0.06%	0.08%	0.26%	0.73%	1.17%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Credit quality of the Company's assets remains strong as nonperforming assets continued to decline during 2016. The Company's Texas ratio, which is computed by dividing nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.56 percent as of December 31, 2016, compared to 0.87 percent as of December 31, 2015.

(dollars in thousands, except per share amounts)

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are past due 90 days or when, in the opinion of management, the borrower may be unable to make payments as they become due.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2016, 2015 and 2014, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $72, $128 and $136, respectively. A loan may be returned to accrual status when all principal and interest amounts contractually due are brought current and it is reasonable to expect continued payment performance. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

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

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral. The average balance of all impaired loans during 2016 was approximately $1,154.  Interest income recognized on impaired loans in 2016, 2015 and 2014 was approximately $1, $19 and $105, respectively.

As of December 31, 2016, West Bank had identified approximately $2,254 in loans to three commercial and commercial real estate customers as potential problem loans. The Small Business Administration guarantees approximately $915 of these loans, and none of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each loan.

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2016	2015	2014	2013	2012
Balance at beginning of period	$14,967	$13,607	$13,791	$15,529	$16,778
Charge-offs:
Commercial	125	408	836	742	402
Real estate:
Construction, land and land development	141	—	—	—	1,508
1-4 family residential first mortgages	93	23	131	116	301
Home equity	—	2	138	119	343
Commercial	—	—	112	624	5
Consumer and other loans	47	6	—	33	25
Total charge-offs	406	439	1,217	1,634	2,584
Recoveries:
Commercial	218	579	116	292	354
Real estate:
Construction, land and land development	217	250	8	42	—
1-4 family residential first mortgages	59	7	45	150	98
Home equity	36	87	99	236	22
Commercial	13	12	11	2	206
Consumer and other loans	8	14	4	24	30
Total recoveries	551	949	283	746	710
Net charge-offs (recoveries)	(145)	(510)	934	888	1,874
Provision for loan losses charged to operations	1,000	850	750	(850)	625
Balance at end of period	$16,112	$14,967	$13,607	$13,791	$15,529
Average loans outstanding	$1,336,156	$1,213,429	$1,063,528	$949,775	$854,860
Ratio of net charge-offs (recoveries) during the
period to average loans outstanding	(0.01)%	(0.04)%	0.09%	0.09%	0.22%
Ratio of allowance for loan losses to
average loans outstanding	1.21%	1.23%	1.28%	1.45%	1.82%
Ratio of allowance for loan losses to total
loans at the end of period	1.15%	1.20%	1.15%	1.39%	1.67%

(dollars in thousands, except per share amounts)

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses by segment as of the dates indicated.

	As of December 31
	2016		2015		2014		2013		2012
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$3,881	23.84%	$4,369	27.97%	$4,415	26.75%	$4,199	26.00%	$4,116	30.41%
Real estate:
Construction, land
and land development	2,639	14.67%	2,338	13.99%	2,151	13.04%	3,032	11.83%	4,616	13.14%
1-4 family residential
first mortgages	317	3.37%	508	4.12%	466	4.51%	613	5.07%	637	5.31%
Home equity	478	1.29%	481	1.74%	534	2.07%	403	2.54%	568	2.75%
Commercial	8,697	56.23%	7,254	51.63%	6,013	52.84%	5,485	53.63%	5,564	47.62%
Consumer and other loans	100	0.60%	17	0.55%	28	0.79%	59	0.93%	28	0.77%
	$16,112	100.00%	$14,967	100.00%	$13,607	100.00%	$13,791	100.00%	$15,529	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management's assessment of economic factors that may influence potential losses in the loan portfolio. Prior to 2013, the historical experience factor was calculated using a rolling 12-quarter average. In the fourth quarter of 2013, the calculation was modified to use an experience factor based on the highest losses calculated over a rolling 12, 16 or 20 quarter period. Management believes that using the highest of these time periods will select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative. Experience factors continued to decline in 2016 in all loan segments. The portion of the allowance for loan losses related to loans collectively evaluated for impairment was 1.11 percent as of December 31, 2016 compared to 1.15 percent as of December 31, 2015. Using this methodology, management determined a provision for loan losses of $1,000 was required for the year ended December 31, 2016. The increase in the allowance for loan losses was primarily due to loan growth. Management believes the resulting allowance for loan losses as of December 31, 2016 was adequate to absorb the losses inherent in the loan portfolio.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

DEPOSITS

Deposits totaled $1,546,605 as of December 31, 2016, which was 7.3 percent higher than the total as of December 31, 2015. The increase in deposits was due to the combination of business development efforts and normal fluctuations as corporate and municipal customers' liquidity needs varied at any given time. West Bank continues to offer the Insured Cash Sweep interest-bearing checking and money market products, which is a reciprocal program providing FDIC insurance coverage for all participating deposits. As of December 31, 2016, a significant related party relationship maintained total deposit balances with West Bank of approximately $188,000.

The volume of time deposits continued to decline during 2016 as interest rates remained at low levels and fewer customers were willing to lock in low rates for extended time periods. West Bank continues to offer the Certificate of Deposit Account Registry Service (CDARS) program, which made up approximately 46 percent of total time deposits at December 31, 2016. The CDARS program is also a reciprocal program providing FDIC insurance coverage for all participating deposits.

(dollars in thousands, except per share amounts)

Approximately 60 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed, even though time deposits are not considered an attractive investment option for some segments of our customer base in the current low interest rate environment. Interest rates offered on certain time deposits were increased in mid-December 2015 and again in mid-December 2016 in conjunction with the Federal Reserve's increases in the targeted federal funds rate. In the event a substantial volume of time deposits are not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2016.

3 months or less	$15,633
Over 3 through 6 months	17,109
Over 6 through 12 months	13,228
Over 12 months	30,901
$76,871
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$473,380	—	$420,842	—	$336,456	—
Interest-bearing demand:
Reward Me checking	78,219	0.29%	82,583	0.30%	77,178	0.35%
Insured cash sweep	77,489	0.27%	76,181	0.23%	75,720	0.23%
Other interest-bearing demand	95,171	0.07%	84,065	0.05%	77,452	0.05%
Money market:
Insured cash sweep	143,869	0.32%	130,339	0.23%	141,912	0.24%
Other money market	435,996	0.37%	376,226	0.14%	290,212	0.13%
Savings	87,030	0.05%	76,377	0.04%	73,528	0.05%
Time deposits	110,407	0.71%	128,899	0.65%	150,378	0.80%
	$1,501,561		$1,375,512		$1,222,836
Management anticipates the average interest rates on money market and time deposits in 2017 to be higher than the average rates paid in 2016 because of interest rate increases made by the Company in the fourth quarter of 2016 in response to market conditions. Management does not expect interest rates on interest-bearing demand and savings deposits in 2017 to be significantly different from the rates paid at the end of 2016, unless the Federal Reserve significantly increases the targeted federal funds rate.

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount or debt issuance costs, and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2016		2015		2014
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased	$9,690	0.47%	$2,760	0.12%	$2,975	0.12%
Short-term borrowings	—	—	19,000	0.34%	66,000	0.28%
Subordinated notes, net	20,398	4.11%	20,385	3.72%	20,372	3.39%
FHLB advances, net	99,886	3.56%	98,385	3.35%	96,888	2.90%
Long-term debt, net	5,126	2.48%	8,405	2.15%	12,656	2.08%
	$135,100	3.38%	$148,935	2.89%	$198,891	1.99%

(dollars in thousands, except per share amounts)

The following tables set forth the average principal balance, net of any discount or debt issuance costs, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased	$2,013	0.25%	$4,915	0.18%	$6,013	0.18%
Short-term borrowings	8,351	0.51%	13,142	0.29%	13,993	0.29%
Subordinated notes, net	20,391	3.57%	20,378	3.42%	20,365	3.65%
FHLB advances, net	99,114	3.60%	97,615	2.89%	96,113	2.73%
Long-term debt, net	6,666	2.17%	10,643	2.18%	14,170	2.09%
	$136,535	3.28%	$146,693	2.60%	$150,654	2.48%

	2016	2015	2014
Maximum amount outstanding at any
month-end during the year:
Federal funds purchased	$11,840	$16,530	$26,240
Short-term borrowings	39,000	72,000	66,000
Subordinated notes, net	20,398	20,385	20,372
FHLB advances, net	99,886	98,385	96,888
Long-term debt, net	8,405	12,656	15,935
During December 2012, $80,000 of the FHLB advances were modified and converted to variable rate advances tied to the three- month LIBOR interest rate. To limit the Company's exposure to market interest rate increases, an interest rate swap is in place on $30,000 of the variable rate FHLB advances. This interest rate swap became effective in December 2015. The remaining $25,000 FHLB advance has a fixed rate and is callable on a quarterly basis. The FHLB advances have maturity dates of 2018 through 2020.

On June 27, 2013, the Company borrowed $16,000 in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR. The proceeds were used to finance a 2013 repurchase and cancellation of 1,440,592 shares of common stock. Also occurring during June 2013 was the purchase of commercial lots in Coralville for a new eastern Iowa main office. A portion of the land purchase was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The decline in long-term debt results from the scheduled repayment terms of the agreements.

In October 2016, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000 to effectively convert its variable rate subordinated notes to fixed rate debt as of the forward starting date. The forward starting date of this swap is September 30, 2018.

The fluctuation in the balances of federal funds purchased and other short-term borrowings is dependent upon the fluctuation in the Company's liquidity needs, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or on overnight FHLB advances. Depending on which has the lower interest rate, the Company may utilize either source of funding.

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

West Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to lend are subject to borrowers' continuing compliance with existing credit agreements. Management of the Company does not expect any significant losses as a result of these commitments. Off-balance sheet commitments are more fully discussed in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of the Company's contractual obligations by maturity period as of December 31, 2016.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$116,014	$67,142	$42,336	$6,536	$—
Federal funds purchased	9,690	9,690	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	105,000	—	50,000	55,000	—
Long-term debt	5,129	3,312	1,629	153	35
Noncancelable operating lease commitments	13,404	1,392	2,802	2,749	6,461
Purchase commitment	627	627	—	—	—
Total	$270,483	$82,163	$96,767	$64,438	$27,115

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank's asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $76,836 at December 31, 2016 compared to $72,651 as of December 31, 2015.

As of December 31, 2016, West Bank had additional borrowing capacity available from the FHLB of approximately $300,000. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding under those federal funds lines as of December 31, 2016.  Net cash from continuing operating activities contributed $30,193, $31,042 and $26,287 to liquidity for the years ended December 31, 2016, 2015 and 2014, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with strong liquidity as of December 31, 2016.

The Company's total stockholders' equity increased to $165,376 as of December 31, 2016 from $152,377 as of December 31, 2015. The increase was primarily the result of net income less dividends paid. At December 31, 2016, tangible common equity as a percent of tangible assets was 8.92 percent compared to 8.71 percent as of December 31, 2015.

Prior to April 22, 2016, the Company had a stock repurchase plan which authorized management to purchase up to $2,000 of the Company's common stock over a 12-month period. In April 2016, the authorization of the stock purchase plan was allowed to expire. No shares had been repurchased under the authorization prior to its expiration.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading "Supervision and Regulation" included in Item 1 and in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2016, and West Bank's capital ratios were in excess of the requirements to be well-capitalized under prompt corrective action provisions. Also, as of December 31, 2016, the ratios for the Company and West Bank were sufficient to meet the fully phased-in capital conservation buffer.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk refers to the exposure arising from changes in interest rates.  Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and management of that exposure in 2016 materially changed compared to 2015.

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

Scenario	% Change
300 basis points rising	0.90%
200 basis points rising	0.62%
100 basis points rising	0.33%
Base	—
As of December 31, 2016, the estimated effect of a 300 basis point increase in interest rates would be an increase of the Company's net interest income by approximately 0.90 percent, or $550 in 2017. The estimated effect of a decrease in rates is not reasonably calculable due to the current low interest rate environment.  Because the majority of liabilities subject to interest rate movements in the short term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short term as the change in market rates.

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

The following table sets forth the estimated maturities, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2016.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Federal funds sold	$35,893	$—	$—	$—	$35,893
Investment securities:
Securities available for sale	11,171	30,114	105,809	113,543	260,637
Securities held to maturity	—	—	486	47,900	48,386
Federal Home Loan Bank stock	10,771	—	—	—	10,771
Loans	321,431	192,751	760,900	124,788	1,399,870
Total interest-earning assets	379,266	222,865	867,195	286,231	1,755,557
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand
and money markets	951,280	—	—	—	951,280
Time	23,485	43,344	49,185	—	116,014
Federal funds purchased	9,690	—	—	—	9,690
Long-term borrowings	72,057	84	53,234	35	125,410
Total interest-bearing liabilities	1,056,512	43,428	102,419	35	1,202,394
Interest sensitivity gap per period	$(677,246)	$179,437	$764,776	$286,196	$553,163
Cumulative interest sensitivity gap	$(677,246)	$(497,809)	$266,967	$553,163	$553,163
Interest sensitivity gap ratio	0.36	5.13	8.47	8,178.03	1.46
Cumulative interest sensitivity gap ratio	0.36	0.55	1.22	1.46	1.46
As of December 31, 2016, the Company's cumulative gap ratio for assets and liabilities repricing within one year was 0.55, meaning that the Company is liability sensitive over the cumulative 12-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within this time frame are savings, money market and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Bancorporation, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2017, expressed an unqualified opinion on the effectiveness of West Bancorporation, Inc. and subsidiary's internal control over financial reporting.

/s/ RSM US LLP
Des Moines, Iowa
March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
West Bancorporation, Inc.

We have audited West Bancorporation, Inc. and subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  West Bancorporation, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, West Bancorporation, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets, statements of income, comprehensive income, stockholders' equity and cash flows of West Bancorporation, Inc. and subsidiary, and our report dated March 1, 2017, expressed an unqualified opinion.

/s/ RSM US LLP
Des Moines, Iowa
March 1, 2017

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2016 and 2015

(dollars in thousands)	2016	2015
ASSETS
Cash and due from banks	$40,943	$57,329
Federal funds sold	35,893	15,322
Cash and cash equivalents	76,836	72,651
Investment securities available for sale, at fair value	260,637	320,714
Investment securities held to maturity, at amortized cost (fair value of $47,789 and $51,918 at December 31, 2016 and 2015, respectively)	48,386	51,259
Federal Home Loan Bank stock, at cost	10,771	12,447
Loans	1,399,870	1,246,688
Allowance for loan losses	(16,112)	(14,967)
Loans, net	1,383,758	1,231,721
Premises and equipment, net	23,314	11,562
Accrued interest receivable	5,321	4,688
Bank-owned life insurance	33,111	32,834
Deferred tax assets, net	6,957	6,670
Other assets	5,113	3,850
Total assets	$1,854,204	$1,748,396

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$479,311	$486,707
Interest-bearing demand	282,592	267,824
Savings	668,688	570,391
Time of $250,000 or more	10,446	14,749
Other time	105,568	101,058
Total deposits	1,546,605	1,440,729
Federal funds purchased	9,690	2,760
Short-term borrowings	—	19,000
Subordinated notes, net	20,398	20,385
Federal Home Loan Bank advances, net	99,886	98,385
Long-term debt, net	5,126	8,405
Accrued expenses and other liabilities	7,123	6,355
Total liabilities	1,688,828	1,596,019
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,137,999 and 16,064,435 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,000	3,000
Additional paid-in capital	21,462	20,067
Retained earnings	141,956	129,740
Accumulated other comprehensive (loss)	(1,042)	(430)
Total stockholders' equity	165,376	152,377
Total liabilities and stockholders' equity	$1,854,204	$1,748,396

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands, except per share data)	2016	2015	2014
Interest income:
Loans, including fees	$57,419	$52,556	$47,440
Investment securities:
Taxable	4,201	4,363	4,938
Tax-exempt	3,266	3,147	2,878
Federal funds sold	108	81	45
Total interest income	64,994	60,147	55,301
Interest expense:
Deposits	3,391	2,185	2,426
Federal funds purchased	5	9	11
Short-term borrowings	42	37	40
Subordinated notes	728	705	754
Federal Home Loan Bank advances	3,565	2,825	2,628
Long-term debt	145	232	297
Total interest expense	7,876	5,993	6,156
Net interest income	57,118	54,154	49,145
Provision for loan losses	1,000	850	750
Net interest income after provision for loan losses	56,118	53,304	48,395
Noninterest income:
Service charges on deposit accounts	2,461	2,609	2,790
Debit card usage fees	1,825	1,830	1,764
Trust services	1,310	1,286	1,327
Revenue from residential mortgage banking	151	163	1,394
Increase in cash value of bank-owned life insurance	647	727	731
Gain from bank-owned life insurance	443	—	—
Gain (loss) on disposition of premises and equipment	(4)	(6)	1,069
Realized investment securities gains, net	66	47	223
Other income	1,083	1,547	998
Total noninterest income	7,982	8,203	10,296
Noninterest expense:
Salaries and employee benefits	16,731	16,065	16,086
Occupancy	4,033	4,105	4,165
Data processing	2,510	2,329	2,241
FDIC insurance	937	839	757
Other real estate owned	—	10	1,865
Professional fees	774	748	944
Director fees	888	881	714
Other expenses	5,275	5,091	5,230
Total noninterest expense	31,148	30,068	32,002
Income before income taxes	32,952	31,439	26,689
Income taxes	9,936	9,697	6,649
Net income	$23,016	$21,742	$20,040

Basic earnings per common share	$1.43	$1.35	$1.25
Diluted earnings per common share	$1.42	$1.35	$1.25
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)	2016	2015	2014
Net income	$23,016	$21,742	$20,040
Other comprehensive income (loss):
Unrealized gains on securities for which a portion of an other than temporary impairment has been recorded in earnings:
Unrealized holding gains arising during the period	—	—	1,828
Less: reclassification adjustment for net loss realized in net income	—	—	493
Income tax (expense)	—	—	(882)
Other comprehensive income on available for sale securities with other than temporary impairment	—	—	1,439
Unrealized gains (losses) on securities without other than temporary impairment:
Unrealized holding gains (losses) arising during the period	(2,249)	(33)	8,201
Less: reclassification adjustment for net (gains) realized in net income	(66)	(47)	(716)
Less: reclassification adjustment for amortization of net unrealized gains on securities transferred from available for sale to held to maturity, realized in interest income	(128)	(39)	(13)
Income tax (expense) benefit	929	45	(2,839)
Other comprehensive income (loss) on available for sale securities without other than temporary impairment	(1,514)	(74)	4,633
Unrealized gains (losses) on derivatives:
Unrealized gains (losses) on derivatives arising during the period	882	(1,144)	(3,759)
Less: reclassification adjustment for net loss on derivatives realized in net income	464	89	83
Less: reclassification adjustment for amortization of derivative termination costs, realized in interest expense	109	71	—
Income tax (expense) benefit	(553)	374	1,396
Other comprehensive income (loss) on derivatives	902	(610)	(2,280)
Total other comprehensive income (loss)	(612)	(684)	3,792
Comprehensive income	$22,404	$21,058	$23,832

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2016, 2015 and 2014

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$—	15,976,204	$3,000	$18,411	$105,752	$(3,538)	$123,625
Net income	—	—	—	—	20,040	—	20,040
Other comprehensive income, net of tax	—	—	—	—	—	3,792	3,792
Cash dividends declared, $0.49 per common share	—	—	—	—	(7,842)	—	(7,842)
Stock-based compensation costs	—	—	—	633	—	—	633
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	42,530	—	(189)	—	—	(189)
Excess tax benefits from vesting of restricted stock units	—	—	—	116	—	—	116
Balance, December 31, 2014	—	16,018,734	3,000	18,971	117,950	254	140,175
Net income	—	—	—	—	21,742	—	21,742
Other comprehensive loss, net of tax	—	—	—	—	—	(684)	(684)
Cash dividends declared, $0.62 per common share	—	—	—	—	(9,952)	—	(9,952)
Stock-based compensation costs	—	—	—	1,166	—	—	1,166
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	45,701	—	(225)	—	—	(225)
Excess tax benefits from vesting of restricted stock units	—	—	—	155	—	—	155
Balance, December 31, 2015	—	16,064,435	3,000	20,067	129,740	(430)	152,377
Net income	—	—	—	—	23,016	—	23,016
Other comprehensive loss, net of tax	—	—	—	—	—	(612)	(612)
Cash dividends declared, $0.67 per common share	—	—	—	—	(10,800)	—	(10,800)
Stock-based compensation costs	—	—	—	1,684	—	—	1,684
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	73,564	—	(394)	—	—	(394)
Excess tax benefits from vesting of restricted stock units	—	—	—	105	—	—	105
Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$23,016	$21,742	$20,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	850	750
Net amortization and accretion	4,290	3,892	3,767
(Gain) loss on disposition of premises and equipment	4	6	(1,069)
Investment securities gains, net	(66)	(47)	(223)
Stock-based compensation	1,684	1,166	633
Gain on sale of loans held for sale	—	(14)	(1,247)
Proceeds from sales of loans held for sale	—	840	63,314
Originations of loans held for sale	—	—	(60,663)
Write-down of other real estate owned	—	—	1,786
Increase in cash value of bank-owned life insurance	(647)	(727)	(731)
Gain from bank-owned life insurance	(443)	—	—
Depreciation	1,046	921	853
Deferred income taxes	89	82	535
Excess tax benefits from vesting of restricted stock units	(105)	(155)	(116)
Change in assets and liabilities:
(Increase) in accrued interest receivable	(633)	(263)	(418)
(Increase) decrease in other assets	(89)	2,945	(448)
Increase (decrease) in accrued expenses and other liabilities	1,047	(196)	(476)
Net cash provided by operating activities	30,193	31,042	26,287
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	3,054	16,946	36,582
Proceeds from maturities and calls of investment securities	58,358	49,665	56,450
Purchases of securities available for sale	(3,500)	(116,824)	(67,770)
Purchases of Federal Home Loan Bank stock	(17,407)	(19,986)	(29,064)
Proceeds from redemption of Federal Home Loan Bank stock	19,083	22,614	25,840
Net increase in loans	(153,037)	(62,133)	(193,585)
Proceeds from sales of other real estate owned	—	2,227	2,103
Proceeds from sales of premises and equipment	—	—	3,013
Purchases of premises and equipment	(12,802)	(2,502)	(5,298)
Purchase of bank-owned life insurance	—	—	(5,000)
Proceeds of principal and earnings from bank-owned life insurance	812	—	—
Proceeds from settlement of other assets	—	3,593	—
Net cash used in investing activities	(105,439)	(106,400)	(176,729)
Cash Flows from Financing Activities:
Net increase in deposits	105,876	170,267	106,620
Net increase (decrease) in federal funds purchased	6,930	(215)	(13,647)
Net increase (decrease) in short-term borrowings	(19,000)	(47,000)	66,000
Principal payments on long-term debt	(3,286)	(4,261)	(3,260)
Interest rate swap termination costs paid	—	(541)	—
Common stock dividends paid	(10,800)	(9,952)	(7,842)
Restricted stock units withheld for payroll taxes	(394)	(225)	(189)
Excess tax benefits from vesting of restricted stock units	105	155	116
Net cash provided by financing activities	79,431	108,228	147,798
Net increase (decrease) in cash and cash equivalents	4,185	32,870	(2,644)
Cash and Cash Equivalents:
Beginning	72,651	39,781	42,425
Ending	$76,836	$72,651	$39,781

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows (continued) Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$7,940	$6,069	$6,166
Income taxes	7,870	6,700	7,045

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$—	$—	$394
Transfer of investment securities available for sale to investment securities held to maturity	—	—	50,882
Transfer of investment securities available for sale to other assets, sale not settled	—	—	3,593

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is a state chartered bank and has its main office in West Des Moines, Iowa, with seven additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Iowa City, Iowa, one office located in Coralville, Iowa, and one office located in Rochester, Minnesota.  As used herein, the term "Company" refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

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

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI).  OCI consists of the net change in unrealized gains and losses on the Company's investment securities available for sale, including the noncredit-related portion of unrealized gains (losses) of OTTI securities and the effective portion of the change in fair value of derivative instruments. OCI also includes the amortization of derivative termination costs and the amortization of unrealized gains on investment securities transferred from available for sale to held to maturity.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and federal funds sold to be cash and cash equivalents.  Cash inflows and outflows from loans and deposits are reported on a net basis.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Investment securities:  Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities that may be sold for general liquidity needs, in response to market interest rate fluctuations, implementation of asset-liability management strategies, funding loan demand, changes in securities prepayment risk or other similar factors are classified as available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of deferred income taxes.  Realized gains and losses on sales of investment securities are computed on a specific identification basis based on amortized cost.
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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2016 and 2015, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $251,767 as of December 31, 2016, compared to assets totaling $209,920 as of December 31, 2015.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments (which consist of interest rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company's consolidated balance sheet as other assets or other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. As of December 31, 2016, the Company had cash flow hedging relationships, which were derivatives to hedge the exposure to variability in expected future cash flows. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and on a quarterly basis throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. The Company does not use derivatives for trading or speculative purposes.

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

Stock-based compensation: The West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan) was approved by the stockholders in 2012 as a means to attract, retain and reward selected participants. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period using the fair value of the award at the time of the grant. The restricted stock unit (RSU) participants do not have dividend rights prior to vesting, so the fair value of nonvested RSUs is equal to the fair market value of the underlying common stock at the grant date, reduced by the present value of the dividends expected to be paid on the underlying shares during the vesting period. The Company currently assumes no projected forfeitures on its stock-based compensation, since all RSUs are expected to vest and no forfeitures have occurred as of December 31, 2016.

Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) was adopted effective January 1, 2013, to provide certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. As of December 31, 2016, no individuals had chosen to participate in the Plan.

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

Current accounting developments:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company has assessed the impact of this guidance and does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows an entity to make an entity-wide accounting policy election to either estimate expected forfeitures or account for forfeitures as they occur. For public companies, the update is effective for annual periods beginning after December 15, 2016. Portions of the amended guidance are to be applied using a modified retrospective transition method, and others require prospective application. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact that this guidance will have on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public companies, the update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014, is presented below.

(dollars and number of shares in thousands, except per share data)	2016	2015	2014
Net income	$23,016	$21,742	$20,040

Weighted average common shares outstanding	16,117	16,050	16,004
Weighted average effect of restricted stock units outstanding	54	46	38
Diluted weighted average common shares outstanding	16,171	16,096	16,042

Basic earnings per common share	$1.43	$1.35	$1.25
Diluted earnings per common share	$1.42	$1.35	$1.25
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	102	140	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 3. Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of December 31, 2016 and 2015.

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,524	$69	$—	$2,593
State and political subdivisions	64,551	376	(591)	64,336
Collateralized mortgage obligations (1)	103,038	255	(1,343)	101,950
Mortgage-backed securities (1)	80,614	341	(797)	80,158
Trust preferred security	1,784	—	(534)	1,250
Corporate notes	10,326	25	(1)	10,350
	$262,837	$1,066	$(3,266)	$260,637

Securities held to maturity:
State and political subdivisions	$48,386	$70	$(667)	$47,789

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,551	$141	$—	$2,692
State and political subdivisions	71,431	1,669	(21)	73,079
Collateralized mortgage obligations (1)	133,414	491	(1,290)	132,615
Mortgage-backed securities (1)	101,299	485	(696)	101,088
Trust preferred security	1,773	—	(668)	1,105
Corporate notes and equity securities	10,130	61	(56)	10,135
	$320,598	$2,847	$(2,731)	$320,714

Securities held to maturity:
State and political subdivisions	$51,259	$883	$(224)	$51,918

(1) All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $141,995 and $78,553 as of December 31, 2016 and 2015, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation. The increase in the amount of pledged investment securities as of December 31, 2016 compared to December 31, 2015 was primarily due to an increase in public fund deposits.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of December 31, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	2016
	Amortized Cost	Fair Value
Due in one year or less	$6,027	$6,101
Due after one year through five years	11,725	11,809
Due after five years through ten years	38,274	37,996
Due after ten years	23,159	22,623
	79,185	78,529
Collateralized mortgage obligations and mortgage-backed securities	183,652	182,108
	$262,837	$260,637
The amortized cost and fair value of investment securities held to maturity as of December 31, 2016, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	2016
	Amortized Cost	Fair Value
Due after one year through five years	$486	$474
Due after five years through ten years	19,370	19,110
Due after ten years	28,530	28,205
	$48,386	$47,789
The details of the sales of investment securities for the years ended December 31, 2016, 2015 and 2014 are summarized in the following table.

	2016	2015	2014
Proceeds from sales	$3,054	$16,946	$36,582
Gross gains on sales	66	54	1,050
Gross losses on sales	—	7	827

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2016 and 2015.

	2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	34,903	(591)	—	—	34,903	(591)
Collateralized mortgage obligations	75,771	(1,255)	2,538	(88)	78,309	(1,343)
Mortgage-backed securities	60,221	(797)	—	—	60,221	(797)
Trust preferred security	—	—	1,250	(534)	1,250	(534)
Corporate notes	1,499	(1)	—	—	1,499	(1)
	$172,394	$(2,644)	$3,788	$(622)	$176,182	$(3,266)

Securities held to maturity:
State and political subdivisions	$32,976	$(458)	$3,968	$(209)	$36,944	$(667)

	2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	321	(1)	2,053	(20)	2,374	(21)
Collateralized mortgage obligations	53,043	(449)	38,286	(841)	91,329	(1,290)
Mortgage-backed securities	67,662	(600)	7,200	(96)	74,862	(696)
Trust preferred security	—	—	1,105	(668)	1,105	(668)
Corporate notes and equity securities	4,500	(56)	—	—	4,500	(56)
	$125,526	$(1,106)	$48,644	$(1,625)	$174,170	$(2,731)

Securities held to maturity:
State and political subdivisions	$2,832	$(42)	$7,341	$(182)	$10,173	$(224)
As of December 31, 2016, the available for sale and held to maturity investment securities with unrealized losses that have existed for longer than one year included 11 state and political subdivision securities, one collateralized mortgage obligation and one trust preferred security.

The Company believes the unrealized losses on investment securities available for sale and held to maturity as of December 31, 2016, were due to market conditions, rather than reduced estimated cash flows.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI as of December 31, 2016.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2016 and 2015.

	2016	2015
Commercial	$334,014	$349,051
Real estate:
Construction, land and land development	205,610	174,602
1-4 family residential first mortgages	47,184	51,370
Home equity	18,057	21,749
Commercial	788,000	644,176
Consumer and other loans	8,355	6,801
	1,401,220	1,247,749
Net unamortized fees and costs	(1,350)	(1,061)
	$1,399,870	$1,246,688
The loan portfolio included $911,067 and $744,450 of fixed rate loans and $490,153 and $503,299 of variable rate loans as of December 31, 2016 and 2015, respectively.

Real estate loans of approximately $680,000 and $590,000 were pledged as security for FHLB advances as of December 31, 2016 and 2015, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2016 and 2015.

	2016	2015
Balance, beginning of year	$138,706	$129,780
New loans	60,712	37,049
Repayments	(7,721)	(28,123)
Balance, end of year	$191,697	$138,706

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents the TDR loans by segment as of December 31, 2016 and 2015.

	2016	2015
Troubled debt restructured loans (1):
Commercial	$91	$102
Real estate:
Construction, land and land development	—	60
1-4 family residential first mortgages	—	86
Home equity	—	—
Commercial	335	445
Consumer and other loans	—	—
Total troubled debt restructured loans	$426	$693

(1)	There were two TDR loans as of December 31, 2016 and three TDR loans as of December 31, 2015, with balances of $426 and $613, respectively, included in the nonaccrual category.

There were no loan modifications considered to be TDR that occurred during the year ended December 31, 2016, three loan modifications considered to be TDR that occurred during the year ended December 31, 2015, and no loan modifications considered to be TDR that occurred during the year ended December 31, 2014. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2016, 2015 and 2014, totaled $0, $149 and $0, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

The recorded investment in TDR loans that have been modified within the twelve months ended December 31, 2016, 2015 and 2014, which have subsequently had a payment default, totaled $0, $110 and $0, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$35	$35	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	108	108	—	352	360	—
Home equity	41	41	—	—	—	—
Commercial	335	335	—	482	482	—
Consumer and other	—	—	—	—	—	—
	519	519	—	894	1,505	—
With an allowance recorded:
Commercial	91	91	91	142	142	142
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	276	276	276	270	270	270
Commercial	136	136	136	155	155	155
Consumer and other	—	—	—	—	—	—
	503	503	503	567	567	567
Total:
Commercial	126	126	91	142	142	142
Real estate:
Construction, land and land development	—	—	—	60	663	—
1-4 family residential first mortgages	108	108	—	352	360	—
Home equity	317	317	276	270	270	270
Commercial	471	471	136	637	637	155
Consumer and other	—	—	—	—	—	—
Total impaired loans	$1,022	$1,022	$503	$1,461	$2,072	$567

The balance of impaired loans at December 31, 2016 was composed of loans to 10 different borrowers, and the balance of impaired loans at December 31, 2015 was composed of loans to 13 different borrowers.  As of December 31, 2016, $946 of total impaired loans to 7 of the borrowers were also considered impaired as of December 31, 2015. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2016, 2015 and 2014.

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$3	$—	$116	$—	$271	$—
Real estate:
Construction, land and
land development	8	—	259	10	397	15
1-4 family residential first mortgages	212	1	311	1	355	7
Home equity	3	—	—	—	7	—
Commercial	393	—	952	—	674	6
Consumer and other	—	—	2	—	—	—
	619	1	1,640	11	1,704	28
With an allowance recorded:
Commercial	127	—	204	2	544	11
Real estate:
Construction, land and
land development	—	—	190	6	1,423	66
1-4 family residential first mortgages	—	—	—	—	144	—
Home equity	263	—	237	—	125	—
Commercial	145	—	164	—	54	—
Consumer and other	—	—	—	—	—	—
	535	—	795	8	2,290	77
Total:
Commercial	130	—	320	2	815	11
Real estate:
Construction, land and
land development	8	—	449	16	1,820	81
1-4 family residential first mortgages	212	1	311	1	499	7
Home equity	266	—	237	—	132	—
Commercial	538	—	1,116	—	728	6
Consumer and other	—	—	2	—	—	—
Total impaired loans	$1,154	$1	$2,435	$19	$3,994	$105
Interest income forgone on impaired loans was $72, $128 and $136, respectively, during the years ended December 31, 2016, 2015 and 2014.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2016 and 2015.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$109	$—	$—	$109	$333,779	$126	$334,014
Real estate:
Construction, land and
land development	—	—	—	—	205,610	—	205,610
1-4 family residential
first mortgages	64	—	—	64	47,012	108	47,184
Home equity	—	—	—	—	17,740	317	18,057
Commercial	—	—	—	—	787,529	471	788,000
Consumer and other	—	—	—	—	8,355	—	8,355
Total	$173	$—	$—	$173	$1,400,025	$1,022	$1,401,220

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1	$38	$—	$39	$348,870	$142	$349,051
Real estate:
Construction, land and
land development	—	—	—	—	174,602	—	174,602
1-4 family residential
first mortgages	317	—	—	317	50,721	332	51,370
Home equity	—	—	—	—	21,479	270	21,749
Commercial	—	—	—	—	643,539	637	644,176
Consumer and other	—	—	—	—	6,801	—	6,801
Total	$318	$38	$—	$356	$1,246,012	$1,381	$1,247,749

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2016 and 2015.

	December 31, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$329,366	$3,303	$1,345	$—	$334,014
Real estate:
Construction, land and land development	204,572	—	1,038	—	205,610
1-4 family residential first mortgages	46,278	798	108	—	47,184
Home equity	17,646	—	411	—	18,057
Commercial	769,010	18,392	598	—	788,000
Consumer and other	8,355	—	—	—	8,355
Total	$1,375,227	$22,493	$3,500	$—	$1,401,220

	December 31, 2015
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,650	$2,936	$1,465	$—	$349,051
Real estate:
Construction, land and land development	173,373	—	1,229	—	174,602
1-4 family residential first mortgages	50,375	517	478	—	51,370
Home equity	21,401	68	280	—	21,749
Commercial	619,608	22,977	1,591	—	644,176
Consumer and other	6,786	—	15	—	6,801
Total	$1,216,193	$26,498	$5,058	$—	$1,247,749
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

Risk rating 4: The borrower's financial condition is satisfactory and stable.  The borrower has satisfactory debt service capacity, and the loan is well secured. The loan is performing as agreed, and the financial characteristics and trends fall in line with industry statistics.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2016, 2015 and 2014.

	2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	(125)	(141)	(93)	—	—	(47)	(406)
Recoveries	218	217	59	36	13	8	551
Provision (1)	(581)	225	(157)	(39)	1,430	122	1,000
Ending balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112

	2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(408)	—	(23)	(2)	—	(6)	(439)
Recoveries	579	250	7	87	12	14	949
Provision (1)	(217)	(63)	58	(138)	1,229	(19)	850
Ending balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967

	2014
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,199	$3,032	$613	$403	$5,485	$59	$13,791
Charge-offs	(836)	—	(131)	(138)	(112)	—	(1,217)
Recoveries	116	8	45	99	11	4	283
Provision (1)	936	(889)	(61)	170	629	(35)	750
Ending balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2016 and 2015.

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$—	$276	$136	$—	$503
Collectively evaluated for impairment	3,790	2,639	317	202	8,561	100	15,609
Total	$3,881	$2,639	$317	$478	$8,697	$100	$16,112

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$—	$—	$270	$155	$—	$567
Collectively evaluated for impairment	4,227	2,338	508	211	7,099	17	14,400
Total	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2016 and 2015.

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$126	$—	$108	$317	$471	$—	$1,022
Collectively evaluated for impairment	333,888	205,610	47,076	17,740	787,529	8,355	1,400,198
Total	$334,014	$205,610	$47,184	$18,057	$788,000	$8,355	$1,401,220

	December 31, 2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$142	$60	$352	$270	$637	$—	$1,461
Collectively evaluated for impairment	348,909	174,542	51,018	21,479	643,539	6,801	1,246,288
Total	$349,051	$174,602	$51,370	$21,749	$644,176	$6,801	$1,247,749

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2016 and 2015.

	2016	2015
Land	$4,323	$2,823
Buildings	14,344	5,305
Leasehold improvements	3,843	3,661
Furniture and equipment	7,637	5,793
	30,147	17,582
Accumulated depreciation	6,833	6,020
	$23,314	$11,562

Note 6. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2016.

2017	$67,142
2018	30,911
2019	11,425
2020	3,617
2021	2,919
$116,014
Time deposits as of December 31, 2016 and 2015, included $53,821 and $43,161, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2016 and 2015, were $83,089 and $73,639, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $155,957 and $87,556, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Note 7. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company's subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company's common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company's common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer's option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2016, the interest rate was 4.05 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2016, including amortization of issuance costs, was 4.11 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company's indebtedness and senior to the Company's common stock. The junior subordinated debentures are reported net of unamortized debt issuance costs of $221 and $234 as of December 31, 2016 and 2015, respectively. The Company also has a forward-starting interest rate swap contract that effectively converts $20,000 of the variable rate junior subordinated debentures to a fixed rate beginning in September 30, 2018. See Note 10 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 8. Federal Home Loan Bank Advances and Short-term Borrowings

The following table presents the terms of all FHLB long-term advances as of December 31, 2016 and 2015.

		December 31, 2016			December 31, 2015
Maturity		Interest	Effective		Interest	Effective
Date	Variable/Fixed	Rate	Rate (1)	Balance	Rate	Rate (1)	Balance
1/29/2018	Fixed (2)	2.70%	2.70%	$25,000	2.70%	2.70%	$25,000
12/23/2019	Variable	1.28%	3.26%	25,000	0.86%	2.83%	25,000
6/22/2020	Variable	1.30%	3.45%	25,000	0.88%	3.02%	25,000
9/21/2020	Variable	1.30%	4.44%	30,000	0.88%	4.44%	30,000
				105,000			105,000
Discount for modification				(5,114)			(6,615)
Total FHLB advances, net of discount				$99,886			$98,385

(1)	The effective interest rate for the variable rate advances includes the effects of the discount fee amortization and interest rate swaps.

(2)	Callable quarterly.

Three of the FHLB advances totaling $80,000 were modified on December 21, 2012, to extend their terms and to convert the borrowings to a variable rate that is tied to 3-month LIBOR. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2016, 2015 and 2014, the Company amortized $1,501, $1,497 and $1,496, respectively, of interest expense related to the discount. Interest is payable quarterly on the FHLB advances. The Company also has an interest rate swap contract that effectively converts the $30,000 variable rate advance to a fixed rate advance. See Note 10 for additional information on the interest rate swap.
Short-term borrowings consist of FHLB overnight advances. The balances outstanding as of December 31, 2016 and 2015 were $0 and $19,000, respectively.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB's collateral policy. West Bank had additional borrowing capacity of approximately $300,000 at the FHLB as of December 31, 2016.

As of December 31, 2016, West Bank had arrangements to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks' normal terms.  The lines have no stated expiration dates.  As of December 31, 2016, there were no amounts outstanding under these arrangements.

Note 9. Long-Term Debt

On June 27, 2013, the Company borrowed $16,000 from a commercial bank in the form of a five-year amortizing secured term loan with a variable rate of 1.95 percent plus 30-day LIBOR, which totaled 2.58 percent as of December 31, 2016. The proceeds were used to finance the repurchase and cancellation of common stock. In the event that the Company defaults under the note, the interest rate would increase by an additional 5.00 percent. The outstanding balance on the note was $4,600 and $7,800 as of December 31, 2016 and 2015, respectively. The note is secured by a pledge of certain Company assets, including the stock of West Bank.

In June 2013, a portion of the property purchased for the branch office in Coralville, Iowa, was financed with a $765 eight-and-one-half-year variable payment contract with a fixed interest rate of 1.25 percent. The outstanding balance on the contract as of December 31, 2016 and 2015 was $529 and $615, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Future required principal payments for long-term debt as of December 31, 2016 are shown in the table below.

2017	$3,312
2018	1,514
2019	115
2020	116
2021	37
Thereafter	35
5,129
Unamortized debt issuance costs	(3)
Long-term debt, net	$5,126
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

In 2012 and 2013, the Company entered into four forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of the forward-starting dates. The swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying debt with quarterly interest rate reset dates. Three of these interest rate swaps, with a total notional amount of $70,000, have been terminated, subject to termination fees totaling $541. The termination fees will be reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through June 2020. The fourth interest rate swap, with a notional amount of $30,000, became effective in December 2015.

In October 2016, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000 to effectively convert its variable rate junior subordinated notes to fixed rate debt as of the forward starting date. The forward starting date of this swap is September 30, 2018. The swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying debt with quarterly interest rate reset dates.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 18 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2016, 2015 and 2014, and the Company estimates there will be approximately $473 of cash payments and reclassification from AOCI to interest expense through December 31, 2017. The Company will continue to assess the effectiveness of the remaining hedges on a quarterly basis.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. The Company was required to pledge $470 and $740 of cash as collateral to the counterparty as of December 31, 2016 and 2015, respectively. The Company's counterparty was required to pledge $1,070 and $0 at December 31, 2016 and 2015, respectively.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of December 31, 2016 and 2015.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2016
Interest rate swap	$30,000	$(496)	Other Liabilities	1.30%	2.52%	9/21/2020
Interest rate swap (1)	20,000	1,068	Other Assets	—%	4.81%	9/30/2026

December 31, 2015
Interest rate swap	$30,000	$(774)	Other Liabilities	0.88%	2.52%	9/21/2020
(1) This swap is a forward starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.
The following table identifies the pretax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pretax Gain (Loss)
	Recognized in		Amount of		Amount of
Interest Rate Swaps	OCI	Category	Gain (Loss)	Category	Gain (Loss)
2016	$882	Interest Expense	$(573)	Other Income	$—

2015	$(1,144)	Interest Expense	$(160)	Other Income	$—

2014	$(3,759)	Interest Expense	$(83)	Other Income	$—

Note 11. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2013 through 2016 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized no material income tax related interest or penalties.  No accrued interest or penalties are included in accrued tax expense in the balance sheets as of December 31, 2016 and 2015.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table shows the components of income taxes for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Current:
Federal	$8,220	$8,057	$4,838
State	1,627	1,558	1,276
Deferred:
Federal	115	112	608
State	(26)	(30)	(73)
Income taxes	$9,936	$9,697	$6,649
Total income taxes for the years ended December 31, 2016, 2015 and 2014, differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as shown in the following table.

	2016		2015		2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$11,533	35.0%	$11,004	35.0%	$9,341	35.0%
State income tax expense, net of
federal income tax benefit	1,004	3.0	957	3.0	596	2.2
Tax-exempt interest income	(1,823)	(5.5)	(1,786)	(5.7)	(1,525)	(5.7)
Nondeductible interest expense to
own tax-exempt securities	58	0.2	43	0.1	42	0.2
Tax-exempt increase in cash value of
life insurance and gains	(381)	(1.2)	(254)	(0.8)	(256)	(1.0)
Utilization of capital loss carryforwards	—	—	(130)	(0.4)	(1,318)	(4.9)
Federal income tax credits	(405)	(1.2)	(275)	(0.9)	(160)	(0.6)
Other, net	(50)	(0.1)	138	0.5	(71)	(0.3)
Income taxes	$9,936	30.2%	$9,697	30.8%	$6,649	24.9%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net deferred tax assets consisted of the following components as of December 31, 2016 and 2015.

	2016	2015
Deferred tax assets:
Allowance for loan losses	$6,123	$5,687
Net unrealized losses on securities available for sale	719	—
Net unrealized losses on interest rate swap	—	473
Intangibles	462	771
Accrued expenses	706	898
Restricted stock unit compensation	446	358
State net operating loss carryforward	1,271	1,183
Capital loss carryforward	—	355
Other	190	34
	9,917	9,759
Deferred tax liabilities:
Net deferred loan fees and costs	321	350
Net unrealized gains on securities available for sale	—	210
Net unrealized gains on interest rate swap	80	—
Premises and equipment	1,027	674
Other	261	317
	1,689	1,551
Net deferred tax assets before valuation allowance	8,228	8,208
Valuation allowance for deferred tax assets	(1,271)	(1,538)
Net deferred tax assets	$6,957	$6,670
As of December 31, 2016, West Bancorporation, Inc. had approximately $21,185 of state net operating loss carryforwards available to offset future state taxable income.  The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2019 and thereafter. The valuation allowance for deferred tax assets declined by $267 from December 31, 2015 to December 31, 2016. Of this change, a reduction of $355 related to the expiration of federal and state capital loss carryforwards, and an addition of $88 related to state net operating loss carryforwards generated in 2016.

Note 12. Stock Compensation Plans

The 2012 Plan is administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2012 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2016 and 2015, 318,023 and 437,022 shares, respectively, of the Company's common stock remained available for future awards under the 2012 Plan.

Under the 2012 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2016 under the 2012 Plan were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant's termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant's employment is terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2012 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	261,833	$16.67	179,699	$13.39	130,337	$10.50
Granted	141,000	18.44	139,500	19.59	104,750	15.30
Vested	(95,565)	16.74	(57,366)	13.23	(55,388)	10.20
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	307,268	$17.46	261,833	$16.67	179,699	$13.39
The fair value of RSU awards that vested during 2016, 2015 and 2014 was $1,730, $1,118 and $818, respectively. Total compensation costs recorded for the RSUs were $1,684, $1,166, and $633 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $3,656 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 3.0 years.

Note 13. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  Matching and discretionary contributions are determined annually by the Board of Directors.  The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent for the years ended December 31, 2016, 2015 and 2014.  Total matching and discretionary contribution expense for the years ended December 31, 2016, 2015 and 2014, totaled $1,023, $960 and $964, respectively.

As of December 31, 2016 and 2015, the plan held 327,307 and 328,206 shares, respectively, of the Company's common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

Note 14. Common Stock Repurchase Plan

Prior to April 22, 2016, the Company had a stock repurchase plan which authorized management to purchase up to $2,000 of the Company's common stock over a 12-month period. In April 2016, the authorization of the stock purchase plan was allowed to expire. No shares had been repurchased under the authorization prior to its expiration.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2016, 2015 and 2014.

	Noncredit-related
	Unrealized	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gains (Losses)	Gains	Other
	on Securities	on Securities	(Losses) on	Comprehensive
	with OTTI	without OTTI	Derivatives	Income (Loss)
Balance, December 31, 2013	$(1,439)	$(4,217)	$2,118	$(3,538)
Other comprehensive income (loss) before
reclassifications	1,133	5,085	(2,331)	3,887
Amounts reclassified from accumulated other
comprehensive income	306	(452)	51	(95)
Current period, other comprehensive income (loss)	1,439	4,633	(2,280)	3,792
Balance, December 31, 2014	—	416	(162)	254
Other comprehensive (loss) before
reclassifications	—	(21)	(709)	(730)
Amounts reclassified from accumulated other
comprehensive income	—	(53)	99	46
Current period other comprehensive (loss)	—	(74)	(610)	(684)
Balance, December 31, 2015	—	342	(772)	(430)
Other comprehensive income (loss) before
reclassifications	—	(1,394)	547	(847)
Amounts reclassified from accumulated other
comprehensive income	—	(120)	355	235
Current period other comprehensive income (loss)	—	(1,514)	902	(612)
Balance, December 31, 2016	$—	$(1,172)	$130	$(1,042)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements.  The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2016.

The Company's and West Bank's capital amounts and ratios are presented in the following table as of December 31, 2016 and 2015.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,530	11.87%	$147,108	8.625%	N/A	N/A
West Bank	186,118	11.04	145,414	8.625	$168,597	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	186,418	10.93	112,996	6.625	N/A	N/A
West Bank	170,006	10.08	111,695	6.625	134,877	8.00

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	166,418	9.76	87,412	5.125	N/A	N/A
West Bank	170,006	10.08	86,406	5.125	109,588	6.50

Tier 1 Capital (to Average Assets)
Consolidated	186,418	10.14	73,530	4.00	N/A	N/A
West Bank	170,006	9.34	72,807	4.00	91,009	5.00

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)
Consolidated	$187,790	12.12%	$123,979	8.00%	N/A	N/A
West Bank	174,450	11.32	123,279	8.00	$154,099	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	172,807	11.15	92,984	6.00	N/A	N/A
West Bank	159,467	10.35	92,460	6.00	123,279	8.00

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	152,807	9.86	69,738	4.50	N/A	N/A
West Bank	159,467	10.35	69,345	4.50	100,164	6.50

Tier 1 Capital (to Average Assets)
Consolidated	172,807	9.91	69,764	4.00	N/A	N/A
West Bank	159,467	9.20	69,352	4.00	86,690	5.00

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2016 was 0.625 percent. A banking organization with a conservation buffer of less than the required phase-in amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of December 31, 2016, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all banks by applicable law.

The Company's tangible common equity ratio was 8.92 percent and 8.71 percent at December 31, 2016 and 2015, respectively.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2016 and 2015, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,293, $1,741 and $1,823, for the years ended December 31, 2016, 2015 and 2014, respectively.

Total estimated minimum rental commitments were as follows as of December 31, 2016.

2017	$1,392
2018	1,400
2019	1,402
2020	1,402
2021	1,347
Thereafter	6,461
$13,404
The Company had commitments to invest in qualified affordable housing projects totaling $5,768 and $4,292 as of December 31, 2016 and 2015, respectively.

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $6,393 and $4,579 as of December 31, 2016 and 2015, respectively.

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments.  Commitments to lend are subject to borrowers' continuing compliance with existing credit agreements. The Company's commitments consisted of the following approximate amounts as of December 31, 2016 and 2015.

	2016	2015
Commitments to extend credit	$614,681	$558,633
Standby letters of credit	5,487	8,720
	$620,168	$567,353

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally expire within one year.  Home equity commitments to extend credit of approximately $12,168 at December 31, 2016, expire within ten years.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2016 and 2015, no amounts have been recorded as liabilities for West Bank's potential obligations under these guarantees.

West Bank has executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At December 31, 2016, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $218. The outstanding balance of mortgage loans sold under the MPF Program was $112,084 and $139,152 at December 31, 2016 and 2015, respectively.

Concentrations of credit risk:  Substantially all of the Company's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market areas (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area, a 30-mile radius of the Iowa City, Iowa, metropolitan area and a 30-mile radius of the Rochester, Minnesota, metropolitan area).  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers. Approximately 40 percent of the securities issued by state and political subdivisions involve governmental entities within the state of Iowa. The remaining securities issued by state and political subdivisions were issued by government entities in 17 other states with similar credit risks.

Contingencies:  Neither the Company nor West Bank is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to West Bank's business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2016 or 2015.

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management, with the assistance of an independent investment portfolio management firm, reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent investment portfolio management firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has a practice of further testing the fair values by selecting a sample of investment securities from each category of securities. For that sample, the prices are further validated by management, with assistance from an independent investment portfolio management firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy.

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or nonbinding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2016 and 2015.

	2016
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,593	$—	$2,593	$—
State and political subdivisions	64,336	—	64,336	—
Collateralized mortgage obligations	101,950	—	101,950	—
Mortgage-backed securities	80,158	—	80,158	—
Trust preferred security	1,250	—	1,250	—
Corporate notes	10,350	10,050	300	—
Derivative instrument, interest rate swap	1,068	—	1,068	—

Financial liabilities:
Derivative instrument, interest rate swap	$496	$—	$496	$—

	2015
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,692	$—	$2,692	$—
State and political subdivisions	73,079	—	73,079	—
Collateralized mortgage obligations	132,615	—	132,615	—
Mortgage-backed securities	101,088	—	101,088	—
Trust preferred security	1,105	—	1,105	—
Corporate notes and equity securities	10,135	9,835	300	—

Financial liabilities:
Derivative instrument, interest rate swap	$774	$—	$774	$—
The following table presents changes in investment securities available for sale with significant unobservable inputs (Level 3) for the year ended December 31, 2014. The activity in the table consists of one pooled trust preferred security, which was sold in December 2014.

Investment securities available for sale:	2014
Beginning balance	$1,850
Transfer into Level 3	—
Total gains or (losses):
Included in earnings	(493)
Included in other comprehensive income	2,321
Sale of security	(3,593)
Principal payments	(85)
Ending balance	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of December 31, 2016 and 2015, impaired loans of $0 and $98, respectively, for which a fair value adjustment was recorded, were classified as Level 3.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2016 and 2015.

		2016		2015
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$40,943	$40,943	$57,329	$57,329
Federal funds sold	Level 1	35,893	35,893	15,322	15,322
Investment securities available for sale	See previous table	260,637	260,637	320,714	320,714
Investment securities held to maturity	Level 2	48,386	47,789	51,259	51,918
Federal Home Loan Bank stock	Level 1	10,771	10,771	12,447	12,447
Loans, net (1)	Level 2	1,383,758	1,382,569	1,231,721	1,235,336
Accrued interest receivable	Level 1	5,321	5,321	4,688	4,688
Interest rate swap	See previous table	1,068	1,068	—	—
Financial liabilities:
Deposits	Level 2	$1,546,605	$1,546,307	$1,440,729	$1,440,762
Federal funds purchased	Level 1	9,690	9,690	2,760	2,760
Short-term borrowings	Level 1	—	—	19,000	19,000
Subordinated notes, net	Level 2	20,398	12,703	20,385	11,674
Federal Home Loan Bank advances, net	Level 2	99,886	99,959	98,385	98,812
Long-term debt, net	Level 2	5,126	5,054	8,405	8,314
Accrued interest payable	Level 1	280	280	343	343
Interest rate swap	See previous table	496	496	774	774
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1)	All loans are Level 2 except impaired loans of $0 and $98 as of December 31, 2016 and 2015, respectively, which are Level 3.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2016 and 2015
	2016	2015
ASSETS
Cash	$3,945	$13,775
Investment in West Bank	168,302	159,038
Investment in West Bancorporation Capital Trust I	619	619
Premises, net	18,194	7,898
Other assets	1,256	111
Total assets	$192,316	$181,441

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses and other liabilities	$1,416	$274
Subordinated notes, net	20,398	20,385
Long-term debt, net	5,126	8,405
Total liabilities	26,940	29,064
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	21,462	20,067
Retained earnings	141,956	129,740
Accumulated other comprehensive (loss)	(1,042)	(430)
Total stockholders' equity	165,376	152,377
Total liabilities and stockholders' equity	$192,316	$181,441

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2016, 2015 and 2014
	2016	2015	2014
Operating income:
Equity in net income of West Bank	$23,544	$22,546	$19,773
Equity in net income of West Bancorporation Capital Trust I	23	21	21
Gain on disposition of premises	—	—	1,627
Realized investment securities loss	—	—	(493)
Intercompany rental income	503	207	126
Other rental income	50	43	—
Total operating income	24,120	22,817	21,054
Operating expenses:
Interest on subordinated notes	728	705	753
Interest on long-term debt	145	232	297
Occupancy	280	170	78
Other real estate owned	—	10	1,725
Other expenses	443	486	604
Total operating expenses	1,596	1,603	3,457
Income before income taxes	22,524	21,214	17,597
Income tax benefits	(492)	(528)	(2,443)
Net income	$23,016	$21,742	$20,040

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$23,016	$21,742	$20,040
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(23,544)	(22,546)	(19,773)
Equity in net income of West Bancorporation Capital Trust I	(23)	(21)	(21)
Dividends received from West Bank	14,400	13,900	12,700
Dividends received from West Bancorporation Capital Trust I	23	21	21
Realized investment securities loss	—	—	493
Amortization	20	23	26
Depreciation	244	139	39
Gain on disposition of premises	—	—	(1,627)
Write-down of other real estate owned	—	—	1,681
Loss on sale of other real estate owned	—	8	10
Deferred income tax (benefits)	97	99	362
Change in assets and liabilities:
(Increase) decrease in other assets	(79)	1,428	(1,248)
Increase (decrease) in accrued expenses and other liabilities	641	(31)	(32)
Net cash provided by operating activities	14,795	14,762	12,671
Cash Flows from Investing Activities:
Proceeds from paydown on securities available for sale	—	—	85
Proceeds from sales of premises	—	—	3,000
Purchases of premises	(10,539)	(1,386)	(4,097)
Proceeds from sales of other real estate owned	—	2,227	1,530
Proceeds from settlement of other assets	—	3,593	—
Net cash provided by (used in) investing activities	(10,539)	4,434	518
Cash Flows from Financing Activities:
Principal payments on long-term debt	(3,286)	(4,261)	(3,260)
Common stock cash dividends	(10,800)	(9,952)	(7,842)
Net cash used in financing activities	(14,086)	(14,213)	(11,102)
Net increase (decrease) in cash	(9,830)	4,983	2,087
Cash:
Beginning	13,775	8,792	6,705
Ending	$3,945	$13,775	$8,792

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of securities available for sale to other assets, sale not settled	—	—	3,593

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 20. Selected Quarterly Financial Data (unaudited)

	2016
Three months ended	March 31	June 30	September 30	December 31
Interest income	$15,524	$16,209	$16,696	$16,565
Interest expense	1,825	1,936	1,975	2,140
Net interest income	13,699	14,273	14,721	14,425
Provision for loan losses	200	500	200	100
Net interest income after provision for loan losses	13,499	13,773	14,521	14,325
Noninterest income	2,230	1,903	1,919	1,930
Noninterest expense	7,799	7,819	7,993	7,537
Income before income taxes	7,930	7,857	8,447	8,718
Income taxes	2,234	2,381	2,634	2,687
Net income	$5,696	$5,476	$5,813	$6,031

Basic earnings per common share	$0.35	$0.34	$0.36	$0.37
Diluted earnings per common share	$0.35	$0.34	$0.36	$0.37

	2015
Three months ended	March 31	June 30	September 30	December 31
Interest income	$14,521	$14,819	$15,147	$15,660
Interest expense	1,558	1,465	1,441	1,529
Net interest income	12,963	13,354	13,706	14,131
Provision for loan losses	—	200	200	450
Net interest income after provision for loan losses	12,963	13,154	13,506	13,681
Noninterest income	1,860	1,922	1,935	2,486
Noninterest expense	7,446	7,443	7,549	7,630
Income before income taxes	7,377	7,633	7,892	8,537
Income taxes	2,274	2,361	2,466	2,596
Net income	$5,103	$5,272	$5,426	$5,941

Basic earnings per common share	$0.32	$0.33	$0.34	$0.37
Diluted earnings per common share	$0.32	$0.33	$0.34	$0.37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.

The Company's independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company's internal control over financial reporting as of December 31, 2016 that appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions "Proposals for Annual Meeting—Item 1. - Election of Directors" and "Governance and Board of Directors—Executive Officers of the Company" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2017, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than 10 percent of the Company's common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) forms indicating that any one person owns more than 10 percent of the Company's stock, and the Company does not know of any one stockholder who owns more than 10 percent of the Company's stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2016 were filed on a timely basis.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption "General Matters—2018 Stockholder Proposals" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2017, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions "Governance and Board of Directors—Compensation Committee Interlocks and Insider Participation," "Governance and Board of Directors—Compensation Committee Report," "Governance and Board of Directors—2016 Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2017, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company currently maintains the West Bancorporation, Inc. 2012 Equity Incentive Plan (2012 Plan), which was approved by our stockholders in 2012. Under the terms of the 2012 Plan, the Company may grant a total of 800,000 shares of the Company's common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2012 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under this plan as of December 31, 2016.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by stockholders	307,268	—	318,023
Equity compensation plans not
approved by stockholders	—	—	—
Total	307,268	—	318,023
The information required pursuant to Item 403 of Regulation S-K can be found under the captions "Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers," "Governance and Board of Directors—Other Beneficial Owners" and "Governance and Board of Directors—Change in Control Agreements" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2017, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the heading "Governance and Board of Directors" and under the caption "General Matters—Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2017, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the heading "Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2017, and is incorporated herein by reference.

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

3. Exhibits (not covered by independent registered public accounting firms' reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc.
3.2	Bylaws of the Company as amended through October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
10.1	Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-12G on March 11, 2002)
10.2	Supplemental Agreement to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.2 filed with the Form 10-12G on March 11, 2002)
10.3	Short-Term Lease related to Main Bank Facility (incorporated herein by reference to Exhibit 10.3 filed with the Form 10-12G on March 11, 2002)
10.4	Assignment (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-12G on March 11, 2002)
10.5	Lease Modification Agreement No. 1 for Main Bank Facility (incorporated herein by reference to Exhibit 10.5 filed with the Form 10-12G on March 11, 2002)
10.6	Memorandum of Real Estate Contract (incorporated herein by reference to Exhibit 10.6 filed with the Form 10-12G on March 11, 2002)
10.7	Affidavit (incorporated herein by reference to Exhibit 10.7 filed with the Form 10-12G on March 11, 2002)
10.8	Addendum to Lease for Main Bank Facility (incorporated herein by reference to Exhibit 10.8 filed with the Form 10-12G on March 11, 2002)
10.9	Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 3, 2005)
10.10	2007 Amendment to Lease Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Form 10-Q on May 4, 2007)
10.11*	West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
10.12*
Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-Q on April 26, 2012)

10.13*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.14*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.15*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.16*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.4 filed with the Form 8-K on July 25, 2012)
10.17*	West Bancorporation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on October 29, 2012)
10.18*	The Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 6, 2014)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 1, 2017	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2017	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 1, 2017	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

March 1, 2017	By:	/s/ Marie I. Roberts
Marie I. Roberts
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

BOARD OF DIRECTORS

March 1, 2017	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 1, 2017	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 1, 2017	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 1, 2017	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 1, 2017	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

March 1, 2017	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 1, 2017	By:	/s/ Sean P. McMurray
Sean P. McMurray

March 1, 2017	By:	/s/ George D. Milligan
George D. Milligan

March 1, 2017	By:	/s/ James W. Noyce
James W. Noyce

March 1, 2017	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 1, 2017	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

March 1, 2017	By:	/s/ Philip Jason Worth
Philip Jason Worth

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc.
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document