Form 10-Q
period 2017-03-31
WEST BANCORPORATION INC
filed 2017-04-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Yes  ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Accelerated filer	☒
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                      No  ☒

As of April 26, 2017, there were 16,187,161 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$34,994	$40,943
Federal funds sold	7,536	35,893
Cash and cash equivalents	42,530	76,836
Investment securities available for sale, at fair value	261,426	260,637
Investment securities held to maturity, at amortized cost (fair value of $48,079 and $47,789 at March 31, 2017 and December 31, 2016, respectively)	48,366	48,386
Federal Home Loan Bank stock, at cost	12,110	10,771
Loans	1,446,735	1,399,870
Allowance for loan losses	(16,427)	(16,112)
Loans, net	1,430,308	1,383,758
Premises and equipment, net	23,005	23,314
Accrued interest receivable	5,585	5,321
Bank-owned life insurance	33,121	33,111
Deferred tax assets, net	5,850	6,957
Other assets	5,518	5,113
Total assets	$1,867,819	$1,854,204

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$453,604	$479,311
Interest-bearing demand	256,777	282,592
Savings	699,338	668,688
Time of $250 or more	12,456	10,446
Other time	106,579	105,568
Total deposits	1,528,754	1,546,605
Federal funds purchased	1,425	9,690
Short-term borrowings	36,000	—
Subordinated notes, net	20,402	20,398
Federal Home Loan Bank advances, net	100,254	99,886
Long-term debt, net	4,300	5,126
Accrued expenses and other liabilities	6,912	7,123
Total liabilities	1,698,047	1,688,828
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,187,161 and 16,137,999 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,000	3,000
Additional paid-in capital	21,423	21,462
Retained earnings	145,319	141,956
Accumulated other comprehensive income (loss)	30	(1,042)
Total stockholders' equity	169,772	165,376
Total liabilities and stockholders' equity	$1,867,819	$1,854,204
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Interest income:
Loans, including fees	$14,969	$13,466
Investment securities:
Taxable	1,027	1,155
Tax-exempt	778	883
Federal funds sold	17	20
Total interest income	16,791	15,524
Interest expense:
Deposits	1,195	705
Federal funds purchased	11	2
Short-term borrowings	35	14
Subordinated notes	212	187
Federal Home Loan Bank advances	917	872
Long-term debt	32	45
Total interest expense	2,402	1,825
Net interest income	14,389	13,699
Provision for loan losses	—	200
Net interest income after provision for loan losses	14,389	13,499
Noninterest income:
Service charges on deposit accounts	600	596
Debit card usage fees	440	447
Trust services	392	297
Increase in cash value of bank-owned life insurance	154	168
Gain from bank-owned life insurance	307	443
Realized investment securities losses, net	(3)	—
Other income	270	279
Total noninterest income	2,160	2,230
Noninterest expense:
Salaries and employee benefits	4,337	4,256
Occupancy	1,097	951
Data processing	688	579
FDIC insurance	213	218
Professional fees	293	234
Director fees	211	240
Other expenses	1,204	1,321
Total noninterest expense	8,043	7,799
Income before income taxes	8,506	7,930
Income taxes	2,400	2,234
Net income	$6,106	$5,696

Basic earnings per common share	$0.38	$0.35
Diluted earnings per common share	$0.37	$0.35
Cash dividends declared per common share	$0.17	$0.16
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net income	$6,106	$5,696
Other comprehensive income:
Unrealized gains on investment securities:
Unrealized holding gains arising during the period	1,607	2,685
Less: reclassification adjustment for net losses realized in net income	3	—
Less: reclassification adjustment for amortization of net unrealized gains to interest income on securities transferred from available for sale to held to maturity	(7)	(24)
Income tax (expense)	(609)	(1,011)
Other comprehensive income on investment securities	994	1,650
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	9	(830)
Less: reclassification adjustment for net loss on derivatives realized in net income	90	124
Less: reclassification adjustment for amortization of derivative termination costs	27	27
Income tax (expense) benefit	(48)	258
Other comprehensive income (loss) on derivatives	78	(421)
Total other comprehensive income	1,072	1,229
Comprehensive income	$7,178	$6,925

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	5,696	—	5,696
Other comprehensive income, net of tax	—	—	—	—	—	1,229	1,229
Cash dividends declared, $0.16 per common share	—	—	—	—	(2,571)	—	(2,571)
Stock-based compensation costs	—	—	—	461	—	—	461
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	42,105	—	(348)	—	—	(348)
Excess tax benefits from vesting of restricted stock units	—	—	—	82	—	—	82
Balance, March 31, 2016	$—	16,106,540	$3,000	$20,262	$132,865	$799	$156,926

Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	6,106	—	6,106
Other comprehensive income, net of tax	—	—	—	—	—	1,072	1,072
Cash dividends declared, $0.17 per common share	—	—	—	—	(2,743)	—	(2,743)
Stock-based compensation costs	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	49,162	—	(553)	—	—	(553)
Balance, March 31, 2017	$—	16,187,161	$3,000	$21,423	$145,319	$30	$169,772

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$6,106	$5,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	200
Net amortization and accretion	904	1,106
Investment securities losses, net	3	—
Stock-based compensation	514	461
Increase in cash value of bank-owned life insurance	(154)	(168)
Gain from bank-owned life insurance	(307)	(443)
Depreciation	341	241
Deferred income taxes	450	460
Change in assets and liabilities:
(Increase) in accrued interest receivable	(264)	(585)
(Increase) decrease in other assets	(418)	252
(Decrease) in accrued expenses and other liabilities	(99)	(39)
Net cash provided by operating activities	7,076	7,181
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	8,999	—
Proceeds from maturities and calls of investment securities	12,437	12,072
Purchases of securities available for sale	(21,108)	—
Purchases of Federal Home Loan Bank stock	(7,034)	(7,527)
Proceeds from redemption of Federal Home Loan Bank stock	5,695	7,621
Net increase in loans	(46,550)	(28,128)
Purchases of premises and equipment	(32)	(5,977)
Proceeds of principal and earnings from bank-owned life insurance	451	621
Net cash used in investing activities	(47,142)	(21,318)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(17,851)	5,018
Net (decrease) in federal funds purchased	(8,265)	(1,075)
Net increase (decrease) in short-term borrowings	36,000	(2,000)
Principal payments on long-term debt	(828)	(815)
Common stock dividends paid	(2,743)	(2,571)
Restricted stock units withheld for payroll taxes	(553)	(348)
Net cash provided by (used in) financing activities	5,760	(1,791)
Net (decrease) in cash and cash equivalents	(34,306)	(15,928)
Cash and Cash Equivalents:
Beginning	76,836	72,651
Ending	$42,530	$56,723

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,361	$1,811
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2017 and December 31, 2016, and net income, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank and West Bank's wholly-owned subsidiary WB Funding Corporation (which had no activity).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows an entity to make an entity-wide accounting policy election to either estimate expected forfeitures or account for forfeitures as they occur. For public companies, the update was effective for annual periods beginning after December 15, 2016. Portions of the amended guidance were to be applied using a modified retrospective transition method, and others require prospective application. Upon adoption of this update on January 1, 2017, the Company made the accounting policy election to account for forfeitures as they occur. This resulted in no effect on the Company's consolidated financial statements, as prior stock-based compensation expense assumed no expected forfeitures. Also upon adoption, the Company, on a prospective basis, changed the treatment for recognizing the tax effects of differences between the deduction of an award for tax purposes and the cumulative compensation costs of that award upon vesting as an adjustment to tax expense rather than through equity. The calculation of the assumed proceeds of the treasury stock method was changed on a prospective basis to eliminate deferred taxes from the calculation. The net impact on the income statement is dependent upon the change in the Company's stock price from grant date to vesting date and cannot be predicted with any certainty.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company's early adoption of the update as of January 1, 2017, did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public companies, the update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). This update amends the amortization period for certain purchased callable debt securities held at a premium. The update shortens the premium's amortization period to the earliest call date. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2017 and 2016 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Net income	$6,106	$5,696

Weighted average common shares outstanding	16,141	16,070
Weighted average effect of restricted stock units outstanding	151	41
Diluted weighted average common shares outstanding	16,292	16,111

Basic earnings per common share	$0.38	$0.35
Diluted earnings per common share	$0.37	$0.35
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	—	152

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,517	$48	$—	$2,565
State and political subdivisions	61,629	528	(200)	61,957
Collateralized mortgage obligations (1)	106,651	274	(995)	105,930
Mortgage-backed securities (1)	76,133	431	(292)	76,272
Trust preferred security	1,786	—	(526)	1,260
Corporate notes	13,299	158	(15)	13,442
	$262,015	$1,439	$(2,028)	$261,426

Securities held to maturity:
State and political subdivisions	$48,366	$187	$(474)	$48,079

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,524	$69	$—	$2,593
State and political subdivisions	64,551	376	(591)	64,336
Collateralized mortgage obligations (1)	103,038	255	(1,343)	101,950
Mortgage-backed securities (1)	80,614	341	(797)	80,158
Trust preferred security	1,784	—	(534)	1,250
Corporate notes	10,326	25	(1)	10,350
	$262,837	$1,066	$(3,266)	$260,637

Securities held to maturity:
State and political subdivisions	$48,386	$70	$(667)	$47,789

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by GNMA or issued by FNMA and real estate mortgage investment conduits guaranteed by FHLMC or GNMA.

Investment securities with an amortized cost of approximately $130,847 and $141,995 as of March 31, 2017 and December 31, 2016, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of March 31, 2017, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$7,976	$8,032
Due after one year through five years	7,296	7,398
Due after five years through ten years	34,063	34,290
Due after ten years	29,896	29,504
	79,231	79,224
Collateralized mortgage obligations and mortgage-backed securities	182,784	182,202
	$262,015	$261,426
The amortized cost and fair value of investment securities held to maturity as of March 31, 2017, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	March 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	485	477
Due after five years through ten years	20,445	20,308
Due after ten years	27,436	27,294
	$48,366	$48,079
The details of the sales of investment securities available for sale for the three months ended March 31, 2017 and 2016 are summarized in the following table.

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$8,999	$—
Gross gains on sales	39	—
Gross losses on sales	42	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	23,378	(200)	—	—	23,378	(200)
Collateralized mortgage obligations	78,029	(926)	2,400	(69)	80,429	(995)
Mortgage-backed securities	51,814	(292)	—	—	51,814	(292)
Trust preferred security	—	—	1,260	(526)	1,260	(526)
Corporate notes	1,485	(15)	—	—	1,485	(15)
	$154,706	$(1,433)	$3,660	$(595)	$158,366	$(2,028)

Securities held to maturity:
State and political subdivisions	$22,392	$(239)	$4,208	$(235)	$26,600	$(474)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$—	$—	$—	$—	$—	$—
State and political subdivisions	34,903	(591)	—	—	34,903	(591)
Collateralized mortgage obligations	75,771	(1,255)	2,538	(88)	78,309	(1,343)
Mortgage-backed securities	60,221	(797)	—	—	60,221	(797)
Trust preferred security	—	—	1,250	(534)	1,250	(534)
Corporate notes	1,499	(1)	—	—	1,499	(1)
	$172,394	$(2,644)	$3,788	$(622)	$176,182	$(3,266)

Securities held to maturity:
State and political subdivisions	$32,976	$(458)	$3,968	$(209)	$36,944	$(667)
As of March 31, 2017, the available for sale and held to maturity securities with unrealized losses that have existed for longer than one year included 12 state and political subdivision securities, one collateralized mortgage obligation security and one trust preferred security. The Company believes the unrealized losses on investments available for sale and held to maturity as of March 31, 2017 were due to market conditions rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI as of March 31, 2017.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Commercial	$332,771	$334,014
Real estate:
Construction, land and land development	234,010	205,610
1-4 family residential first mortgages	48,158	47,184
Home equity	17,909	18,057
Commercial	807,319	788,000
Consumer and other loans	7,964	8,355
	1,448,131	1,401,220
Net unamortized fees and costs	(1,396)	(1,350)
	$1,446,735	$1,399,870
Real estate loans of approximately $710,000 and $680,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2017 and December 31, 2016, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $391 and $426 as of March 31, 2017 and December 31, 2016, respectively, and were included in nonaccrual loans. There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2017 and 2016. No TDR loans that have been modified within the 12 months preceding March 31, 2017 and 2016 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$35	$35	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	104	104	—	108	108	—
Home equity	29	29	—	41	41	—
Commercial	304	304	—	335	335	—
Consumer and other loans	—	—	—	—	—	—
	437	437	—	519	519	—
With an allowance recorded:
Commercial	87	87	87	91	91	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	264	264	264	276	276	276
Commercial	132	132	132	136	136	136
Consumer and other loans	—	—	—	—	—	—
	483	483	483	503	503	503
Total:
Commercial	87	87	87	126	126	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	104	104	—	108	108	—
Home equity	293	293	264	317	317	276
Commercial	436	436	132	471	471	136
Consumer and other loans	—	—	—	—	—	—
	$920	$920	$483	$1,022	$1,022	$503

The balance of impaired loans at March 31, 2017 and December 31, 2016 was composed of 8 and 10 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$26	$—	$—	$—
Real estate:
Construction, land and land development	—	—	28	—
1-4 family residential first mortgages	107	—	347	1
Home equity	38	—	—	—
Commercial	319	—	440	—
Consumer and other loans	—	—	—	—
	490	—	815	1
With an allowance recorded:
Commercial	89	—	140	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	272	—	267	—
Commercial	134	—	152	—
Consumer and other loans	—	—	—	—
	495	—	559	—
Total:
Commercial	115	—	140	—
Real estate:
Construction, land and land development	—	—	28	—
1-4 family residential first mortgages	107	—	347	1
Home equity	310	—	267	—
Commercial	453	—	592	—
Consumer and other loans	—	—	—	—
	$985	$—	$1,374	$1

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$44	$—	$—	$44	$332,640	$87	$332,771
Real estate:
Construction, land and
land development	—	—	—	—	234,010	—	234,010
1-4 family residential
first mortgages	—	—	—	—	48,054	104	48,158
Home equity	—	—	—	—	17,616	293	17,909
Commercial	—	—	—	—	806,883	436	807,319
Consumer and other	—	—	—	—	7,964	—	7,964
Total	$44	$—	$—	$44	$1,447,167	$920	$1,448,131

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$109	$—	$—	$109	$333,779	$126	$334,014
Real estate:
Construction, land and
land development	—	—	—	—	205,610	—	205,610
1-4 family residential
first mortgages	64	—	—	64	47,012	108	47,184
Home equity	—	—	—	—	17,740	317	18,057
Commercial	—	—	—	—	787,529	471	788,000
Consumer and other	—	—	—	—	8,355	—	8,355
Total	$173	$—	$—	$173	$1,400,025	$1,022	$1,401,220

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$328,736	$2,763	$1,272	$—	$332,771
Real estate:
Construction, land and land development	232,972	—	1,038	—	234,010
1-4 family residential first mortgages	47,203	851	104	—	48,158
Home equity	17,462	60	387	—	17,909
Commercial	787,868	18,717	734	—	807,319
Consumer and other	7,919	45	—	—	7,964
Total	$1,422,160	$22,436	$3,535	$—	$1,448,131

	December 31, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$329,366	$3,303	$1,345	$—	$334,014
Real estate:
Construction, land and land development	204,572	—	1,038	—	205,610
1-4 family residential first mortgages	46,278	798	108	—	47,184
Home equity	17,646	—	411	—	18,057
Commercial	769,010	18,392	598	—	788,000
Consumer and other	8,355	—	—	—	8,355
Total	$1,375,227	$22,493	$3,500	$—	$1,401,220
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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(60)	—	—	—	—	—	(60)
Recoveries	59	303	1	8	3	1	375
Provision (1)	(80)	(28)	(3)	(39)	148	2	—
Ending balance	$3,800	$2,914	$315	$447	$8,848	$103	$16,427

	Three Months Ended March 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	—	—	—	—	—	—	—
Recoveries	42	44	11	7	3	6	113
Provision (1)	(268)	280	(123)	31	227	53	200
Ending balance	$4,143	$2,662	$396	$519	$7,484	$76	$15,280

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2017 and December 31, 2016.

	March 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$87	$—	$—	$264	$132	$—	$483
Collectively evaluated for impairment	3,713	2,914	315	183	8,716	103	15,944
Total	$3,800	$2,914	$315	$447	$8,848	$103	$16,427

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$—	$276	$136	$—	$503
Collectively evaluated for impairment	3,790	2,639	317	202	8,561	100	15,609
Total	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2017 and December 31, 2016.

	March 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$87	$—	$104	$293	$436	$—	$920
Collectively evaluated for impairment	332,684	234,010	48,054	17,616	806,883	7,964	1,447,211
Total	$332,771	$234,010	$48,158	$17,909	$807,319	$7,964	$1,448,131

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$126	$—	$108	$317	$471	$—	$1,022
Collectively evaluated for impairment	333,888	205,610	47,076	17,740	787,529	8,355	1,400,198
Total	$334,014	$205,610	$47,184	$18,057	$788,000	$8,355	$1,401,220

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company has entered into various forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of forward-starting dates. The swap transactions were designated as cash flow hedges. Three interest rate swaps, with a total notional amount of $70,000, were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020. One interest rate swap, with a notional amount of $30,000, became effective in December 2015. One interest rate swap, with a notional amount of $20,000, has a forward-starting date in September 2018. No amount of ineffectiveness was included in net income for the three months ended March 31, 2017 or 2016, and the Company estimates there will be approximately $426 of cash payments and reclassification from accumulated other comprehensive income to interest expense through the 12 months ended March 31, 2018. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2017 and December 31, 2016, the Company pledged $470 and $470, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $1,110 and $1,070 at March 31, 2017 and December 31, 2016, respectively.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2017 and December 31, 2016.

Interest Rate Swap	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2017
Interest rate swap	$30,000	$(384)	Other Liabilities	1.46%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,055	Other Assets	—	4.81%	9/30/2026
December 31, 2016
Interest rate swap	30,000	(496)	Other Liabilities	1.30%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,068	Other Assets	—	4.81%	9/30/2026
(1) This swap is a forward starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.

The following table identifies the pre-tax gains (losses) recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2017 and 2016.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pre-tax Gain
	(Loss) Recognized		Amount of		Amount of
Interest Rate Swap	in OCI	Category	Gain (Loss)	Category	Gain (Loss)
March 31, 2017	$9	Interest Expense	$(117)	Other Income	$—
March 31, 2016	(830)	Interest Expense	(151)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$6,242	$6,123
Net unrealized losses on securities available for sale	110	719
Intangibles	385	462
Accrued expenses	464	706
Restricted stock compensation	215	446
State net operating loss carryforward	1,299	1,271
Other	186	190
	8,901	9,917
Deferred tax liabilities:
Net deferred loan fees and costs	311	321
Net unrealized gains on interest rate swaps	128	80
Premises and equipment	1,068	1,027
Other	245	261
	1,752	1,689
Net deferred tax assets before valuation allowance	7,149	8,228
Valuation allowance	(1,299)	(1,271)
Net deferred tax assets	$5,850	$6,957
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that this carryforward will expire without being utilized.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	1,665	(515)	1,150
Amounts reclassified from accumulated other comprehensive income	(15)	94	79
Net current period other comprehensive income (loss)	1,650	(421)	1,229
Balance, March 31, 2016	$1,992	$(1,193)	$799

Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive income before reclassifications	996	6	1,002
Amounts reclassified from accumulated other comprehensive income	(2)	72	70
Net current period other comprehensive income	994	78	1,072
Balance, March 31, 2017	$(178)	$208	$30

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Commitments to extend credit	$658,652	$614,681
Standby letters of credit	5,811	5,487
	$664,463	$620,168
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At March 31, 2017, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $187. The outstanding balance of mortgage loans sold under the MPF Program was $106,699 and $112,084 at March 31, 2017 and December 31, 2016, respectively.

Contractual commitments: The Company has remaining commitments to invest in five qualified affordable housing projects totaling $5,447 and $5,768 as of March 31, 2017 and December 31, 2016, respectively.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2017.

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent investment portfolio management firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. In addition, the Company has a practice of further testing the fair values by selecting a sample of investment securities from each category of securities. For that sample, the prices are further validated by management, with assistance from an independent investment portfolio management firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy as of the end of the period covered by this report.

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as a cash flow hedge. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,565	$—	$2,565	$—
State and political subdivisions	61,957	—	61,957	—
Collateralized mortgage obligations	105,930	—	105,930	—
Mortgage-backed securities	76,272	—	76,272	—
Trust preferred security	1,260	—	1,260	—
Corporate notes	13,442	13,142	300	—
Derivative instrument, interest rate swap	1,055	—	1,055	—

Financial liabilities:
Derivative instrument, interest rate swap	$384	$—	$384	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,593	$—	$2,593	$—
State and political subdivisions	64,336	—	64,336	—
Collateralized mortgage obligations	101,950	—	101,950	—
Mortgage-backed securities	80,158	—	80,158	—
Trust preferred security	1,250	—	1,250	—
Corporate notes	10,350	10,050	300	—
Derivative instrument, interest rate swap	1,068	—	1,068	—

Financial liabilities:
Derivative instrument, interest rate swap	$496	$—	$496	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both March 31, 2017 and December 31, 2016, impaired loans for which a fair value adjustment was recorded were recorded at a net value of $0 as of each date.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2017 and December 31, 2016.

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$34,994	$34,994	$40,943	$40,943
Federal funds sold	Level 1	7,536	7,536	35,893	35,893
Investment securities available for sale	See previous table	261,426	261,426	260,637	260,637
Investment securities held to maturity	Level 2	48,386	48,079	48,386	47,789
Federal Home Loan Bank stock	Level 1	12,110	12,110	10,771	10,771
Loans, net(1)	Level 2	1,430,308	1,421,808	1,383,758	1,382,569
Accrued interest receivable	Level 1	5,585	5,585	5,321	5,321
Interest rate swap	See previous table	1,055	1,055	1,068	1,068
Financial liabilities:
Deposits	Level 2	$1,528,754	$1,528,615	$1,546,605	$1,546,307
Federal funds purchased	Level 1	1,425	1,425	9,690	9,690
Short-term borrowings	Level 1	36,000	36,000	—	—
Subordinated notes, net	Level 2	20,402	12,883	20,398	12,703
Federal Home Loan Bank advances, net	Level 2	100,254	100,293	99,886	99,959
Long-term debt, net	Level 2	4,300	4,229	5,126	5,054
Accrued interest payable	Level 1	321	321	280	280
Interest rate swap	See previous table	384	384	496	496
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans with a net value of $0 as of both March 31, 2017 and December 31, 2016, which are Level 3.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE MONTHS ENDED MARCH 31, 2017

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which had no activity). Results of operations for the three months ended March 31, 2017 are compared to the results for the same period in 2016, and the consolidated financial condition of the Company as of March 31, 2017 is compared to December 31, 2016. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended March 31, 2017 was $6,106, or $0.37 per diluted common share, compared to $5,696, or $0.35 per diluted common share, for the three months ended March 31, 2016. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2017 were 1.35 and 14.80 percent, respectively, compared to 1.31 and 14.77 percent, respectively, for the first three months of 2016.

The increase in net income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to growth in net interest income associated with loan growth and a decrease in the provision for loan losses. Partially offsetting these positive changes for the first three months of 2017 compared to the first three months of 2016 was a moderate increase in noninterest expense and a slight decrease in noninterest income.

Net interest income for the three months ended March 31, 2017 grew $690, or 5.0 percent, compared to the three months ended March 31, 2016. The increase in net interest income was primarily due to the $165,221 increase in average loans outstanding for the first three months of 2017 compared to the first three months of 2016. The Company recorded no provision for loan losses for the three months ended March 31, 2017, compared to a $200 provision in the three months ended March 31, 2016. Despite no provision for loan losses in the three months ended March 31, 2017, the allowance for loan losses grew $315 as a result of net recoveries during that time period.

Total loans outstanding increased $46,865, or 3.3 percent, during the first three months of 2017. The credit quality of the loan portfolio remained strong as evidenced by the Company's Texas ratio, which was 0.49 percent as of March 31, 2017. As of March 31, 2017, the allowance for loan losses was 1.14 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio.

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 companies. The group of 16 Midwestern, publicly traded peer financial institutions against which we compare our performance each quarter consists of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the year ended December 31, 2016 (latest data available), the Company's metrics for the three months ended March 31, 2017 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher return on average assets.

	West Bancorporation, Inc.	Peer Group Range
	Three months ended March 31, 2017	Year ended December 31, 2016
Return on average assets	1.35%	0.49% - 1.45%
Return on average equity	14.80%	3.60% - 10.56%
Efficiency ratio*	46.84%	54.33% - 75.15%
Texas ratio*	0.49%	3.49% - 20.51%
* A lower ratio is more desirable.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In March 2017, the Company was recognized as a recipient of the 2016 Raymond James Community Bankers Cup. Raymond James, an investment bank and research firm, identified America's top performing community banks with assets between $500 million and $10 billion. They ranked the Company among the top 4 community banks in the nation as of December 31, 2016. The Raymond James Community Bankers Cup recognized the top 10 percent of the 281 exchange-traded community banks based on various profitability, operational efficiency and balance sheet metrics. This is the fourth consecutive year we have made this list.

At its meeting on April 26, 2017, the Board of Directors declared a quarterly dividend of $0.18 per common share. The dividend is payable on May 24, 2017, to stockholders of record as of May 10, 2017. This represents the highest quarterly dividend ever paid by the Company and an increase of 5.9 percent from the $0.17 dividend paid per common share in each of the four prior quarters.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2017 compared with the same period in 2016.

	Three Months Ended March 31,
	2017	2016	Change	Change %
Net income	$6,106	$5,696	$410	7.20%
Average assets	1,839,301	1,744,098	95,203	5.46%
Average stockholders' equity	167,288	155,119	12,169	7.84%

Return on average assets	1.35%	1.31%	0.04%
Return on average equity	14.80%	14.77%	0.03%
Net interest margin	3.48%	3.51%	(0.03)%
Efficiency ratio*	46.84%	46.91%	(0.07)%
Dividend payout ratio	44.92%	45.13%	(0.21)%
Average equity to average assets ratio	9.10%	8.89%	0.21%

	As of March 31,
	2017	2016	Change
Texas ratio*	0.49%	0.76%	(0.27)%
Equity to assets ratio	9.09%	8.94%	0.15%
Tangible common equity ratio	9.09%	8.94%	0.15%
* A lower ratio is more desirable.

Definitions of ratios:

•	Return on average assets - annualized net income divided by average assets.

•	Return on average equity - annualized net income divided by average stockholders' equity.

•	Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense) divided by noninterest income (excluding net securities gains and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

•	Dividend payout ratio - dividends paid to common stockholders divided by net income.

•	Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.

•	Equity to assets ratio - equity divided by assets.

•	Tangible common equity ratio - common equity less intangible assets (none held) divided by tangible assets.

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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2017	2016	Change	Change- %	2017	2016	Change	Change- %	2017	2016	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$336,317	$349,635	$(13,318)	(3.81)%	$3,478	$3,615	$(137)	(3.79)%	4.19%	4.16%	0.03%
Real estate (3)	1,074,179	896,510	177,669	19.82%	11,642	10,026	1,616	16.12%	4.40%	4.50%	(0.10)%
Consumer and other	8,284	7,414	870	11.73%	82	73	9	12.33%	4.00%	3.94%	0.06%
Total loans	1,418,780	1,253,559	165,221	13.18%	15,202	13,714	1,488	10.85%	4.35%	4.40%	(0.05)%

Investment securities:
Taxable	206,582	256,681	(50,099)	(19.52)%	1,027	1,155	(128)	(11.08)%	1.99%	1.80%	0.19%
Tax-exempt (3)	112,586	124,153	(11,567)	(9.32)%	1,163	1,332	(169)	(12.69)%	4.13%	4.29%	(0.16)%
Total investment securities	319,168	380,834	(61,666)	(16.19)%	2,190	2,487	(297)	(11.94)%	2.74%	2.61%	0.13%

Federal funds sold	8,577	14,630	(6,053)	(41.37)%	17	20	(3)	(15.00)%	0.80%	0.55%	0.25%
Total interest-earning assets (3)	$1,746,525	$1,649,023	$97,502	5.91%	17,409	16,221	1,188	7.32%	4.04%	3.96%	0.08%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$937,297	$861,065	$76,232	8.85%	977	537	440	81.94%	0.42%	0.25%	0.17%
Time deposits	117,952	112,036	5,916	5.28%	218	168	50	29.76%	0.75%	0.60%	0.15%
Total deposits	1,055,249	973,101	82,148	8.44%	1,195	705	490	69.50%	0.46%	0.29%	0.17%
Other borrowed funds	147,609	141,600	6,009	4.24%	1,207	1,120	87	7.77%	3.32%	3.18%	0.14%
Total interest-bearing
liabilities	$1,202,858	$1,114,701	$88,157	7.91%	2,402	1,825	577	31.62%	0.81%	0.66%	0.15%

Tax-equivalent net interest income					$15,007	$14,396	$611	4.24%
Net interest spread									3.23%	3.30%	(0.07)%
Net interest margin									3.48%	3.51%	(0.03)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by 25 basis points in December 2015, December 2016 and March 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2017 declined three basis points, compared to the three months ended March 31, 2016. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on certain deposit categories, an increase in the rate paid on other borrowed funds, and a reduction in yield on loans. Despite the decline in the net interest margin, tax-equivalent net interest income for the three months ended March 31, 2017 increased $611 compared to the same time period in 2016. The increase in net interest income for the first three months of 2017 compared to the three months ended March 31, 2016 was largely due to the increase in average outstanding loans. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2017. Management continually develops and applies strategies to maintain the net interest margin.

Tax-equivalent interest income on loans increased $1,488 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The improvement was due to the significant increase in average loan balances outstanding between the first three months of 2017 compared to the same period in 2016. The average yields on loans declined by five basis points for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was lower during the three months ended March 31, 2017 than during the same period in 2016. Cash flows from investment securities paydowns, calls and maturities during 2016 were primarily used to fund loan growth instead of reinvested in the investment portfolio. The overall portfolio yield increased 13 basis points for the three months ended March 31, 2017 compared to the same period last year.

The average balance of interest-bearing demand, savings and money market deposits increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to an increase in average balances of money market accounts, including public funds from municipalities. The average rate paid on interest-bearing demand, savings and money market deposits for the three months ended March 31, 2017 increased 17 basis points compared to the three months ended March 31, 2016. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in late December 2016 and the mix of new deposits in 2017. The average balance of time deposits increased for the three months ended March 31, 2017 compared to the same period in 2016, primarily in the Certificate of Deposit Account Registry Service (CDARS) program. Interest rates on time deposits increased 15 basis points for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to higher market interest rates paid at the time new and renewed CDARS deposits were issued.

The average rate paid on other borrowed funds increased 14 basis points for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in the average rate paid was due to increases in rates for variable rate FHLB advances and a subordinated note. The increase in the average balance of other borrowed funds for the three months ended March 31, 2017 compared to the same period in 2016 was caused by higher average overnight borrowings, which were offset by scheduled principal payments on long-term borrowings.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluations, the provision for loan losses was $0 and $200, respectively, for the three months ended March 31, 2017 and 2016. No provision was recorded for the three months ended March 31, 2017, as recoveries on previously charged off loans during the period were sufficient to increase the allowance for loan losses to a level deemed appropriate in relation to the 2017 year-to-date loan growth.

Factors considered in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans.  The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central and eastern Iowa and southeastern Minnesota. The local economies are composed primarily of service industries and state and county governments.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2017 and 2016 and related ratios.

	Three Months Ended March 31,
	2017	2016	Change
Balance at beginning of period	$16,112	$14,967	$1,145
Charge-offs	(60)	—	(60)
Recoveries	375	113	262
Net recoveries	315	113	202
Provision for loan losses charged to operations	—	200	(200)
Balance at end of period	$16,427	$15,280	$1,147

Average loans outstanding	$1,418,780	$1,253,559

Ratio of annualized net (recoveries) during the period to average loans outstanding	(0.09)%	(0.04)%

Ratio of allowance for loan losses to average loans outstanding	1.16%	1.22%
In general, the U.S. economy is growing, but at a lower rate than was considered normal before the financial crisis. Average monthly job growth in 2017 has dropped below 200,000, while the national unemployment rate has declined slightly to 4.5 percent as of March 31, 2017, the lowest level since May 2007. Activity in the housing market continues at a moderate pace. Interest rates are expected to continue to gradually rise. The economic environments in Iowa and Minnesota continue to improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2016. In the first three months of 2017, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The loan growth in the first three months of 2017 resulted in the portion of the allowance for loan losses related to loans collectively evaluated for impairment to increase by $335 to a total of $15,944, which was 1.10 percent of loans collectively evaluated for impairment as of March 31, 2017 compared to $15,609, or 1.11 percent, as of December 31, 2016. Management believes the resulting allowance for loan losses as of March 31, 2017 was adequate to absorb the losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended March 31,
Noninterest income:	2017	2016	Change	Change %
Service charges on deposit accounts	$600	$596	$4	0.67%
Debit card usage fees	440	447	(7)	(1.57)%
Trust services	392	297	95	31.99%
Increase in cash value of bank-owned life insurance	154	168	(14)	(8.33)%
Gain from bank-owned life insurance	307	443	(136)	(30.70)%
Realized investment securities losses, net	(3)	—	(3)	N/A
Other income:
Discount on purchased income tax credits	16	17	(1)	(5.88)%
All other income	254	262	(8)	(3.05)%
Total other income	270	279	(9)	(3.23)%
Total noninterest income	$2,160	$2,230	$(70)	(3.14)%
The slight increase in service charges on deposit accounts for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to changes in terms for one retail checking account product in March 2017. The remainder of the retail checking account product restructuring plan was completed early in the second quarter of 2017. We expect to see further increases in the retail service charge income for the remainder of 2017, but it is not possible to predict how customers may modify their banking behavior in response to the change in checking account terms related to the product restructuring. Approximately $76 million of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017. Based on the current interest rate on the new product and the current amount of deposits, annual interest expense could increase by approximately $40. During the three months ended March 31, 2017, nonsufficient funds fees declined $23 compared to the same time period in 2016, consistent with the trend of the past several years.

Revenue from trust services was higher during the three months ended March 31, 2017 compared to the same time period in 2016 due to the combination of asset growth through ongoing business development efforts and a higher amount of one-time estate fees.

The increase in cash value of bank-owned life insurance was lower in the three months ended March 31, 2017 than in the three months ended March 31, 2016, as crediting rates within the policies declined slightly. Gain from bank-owned life insurance was recognized for both the three months ended March 31, 2017 and 2016.

Discounts on purchased State of Iowa wind energy income tax credits are expected to decline for the remainder of 2017. The Company's agreement to purchase wind energy credits at a discount ends effective May 1, 2017. The Company is currently reviewing an opportunity to purchase additional transferable State of Iowa income tax credits at a discount during the remainder of 2017.

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

	Three Months Ended March 31,
Noninterest expense:	2017	2016	Change	Change %
Salaries and employee benefits	$4,337	$4,256	$81	1.90%
Occupancy	1,097	951	146	15.35%
Data processing	688	579	109	18.83%
FDIC insurance expense	213	218	(5)	(2.29)%
Professional fees	293	234	59	25.21%
Director fees	211	240	(29)	(12.08)%
Other expenses:
Marketing	68	56	12	21.43%
Business development	172	176	(4)	(2.27)%
Insurance expense	90	88	2	2.27%
Investment advisory fees	41	140	(99)	(70.71)%
Postage and courier	86	86	—	—%
Trust	105	96	9	9.38%
Consulting fees	61	66	(5)	(7.58)%
Supplies	66	63	3	4.76%
Low income housing projects amortization	116	109	7	6.42%
All other	399	441	(42)	(9.52)%
Total other	1,204	1,321	(117)	(8.86)%
Total noninterest expense	$8,043	$7,799	$244	3.13%
Salaries and employee benefits increased for the three months ended March 31, 2017 when contrasted with the three months ended March 31, 2016, mainly as the result of an increase in stock-based employee compensation costs.

When compared with the three months ended March 31, 2016, occupancy costs increased for the three months ended March 31, 2017, partially as the result of operating costs associated with the new Rochester, Minnesota, office, which opened in November 2016. Also impacting the increase in occupancy costs compared to the prior year was a one-time reversal of previously accrued rent related to the terms of the previous lease for the Waukee, Iowa, branch facility at the time the branch was acquired in February 2016.

The increase in data processing expense for the three months ended March 31, 2017 compared to the same time period in 2016 was primarily because of costs associated with upgrading credit analysis software, ongoing implementation of additional security measures and an annual contractual increase in fees paid to our core processor service provider that is based upon an inflation factor.

Professional fees increased for the three months ended March 31, 2017 compared to the same time period in 2016, chiefly due to increased legal fees associated with preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan and the filing a new shelf registration statement with the Securities and Exchange Commission (which allows us to issue more publicly traded equity and debt instruments), and ongoing legal fees at West Bank.

Director fees declined for the three months ended March 31, 2017 compared to the same period in 2016 as a result of the retirement of one director from the Board of Directors effective as of the April 2016 Annual Meeting and corresponding reduction in the number of directors on the Board.

The increase in marketing expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was because of costs associated with the retail checking account product updates.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Investment advisory fees declined for the three months ended March 31, 2017 as contrasted to the three months ended March 31, 2016, mainly as a result of bringing the administration of the investment portfolio in-house, effective October 1, 2016. The Company also pays an administrative fee to an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. Total loans outstanding under that program were approximately $26 million as of March 31, 2017.

All other expenses declined for the three months ended March 31, 2017 compared to the same period last year, as 2016 all other expenses included a one-time cost associated with a bank-owned life insurance claim.

Income Tax Expense

The Company recorded income tax expense of $2,400 (28.2 percent of pre-tax income) for the three months ended March 31, 2017 compared with $2,234 (28.2 percent of pre-tax income) for the three months ended March 31, 2016. The Company's consolidated income tax rate differs from the federal statutory income tax rate, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, and state income taxes.

Two other items impacted the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. First, the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), effective January 1, 2017, simplified the recording of income taxes related to vesting of equity compensation. The impact of an increase in the fair value of restricted stock over the vesting period is now recorded as a reduction in income tax expense rather than as additional paid-in capital. During the three months ended March 31, 2017, a tax benefit of $193 was recorded as a result of this change in accounting method. By comparison, the tax benefit recorded in additional paid-in capital for the three months ended March 31, 2016 was $82. Second, the tax rate for the first three months of 2017 and 2016 was also impacted by year-to-date federal low income housing tax credits of approximately $103 and $88, respectively.

FINANCIAL CONDITION

The Company had total assets of $1,867,819 as of March 31, 2017, an increase of 0.73 percent compared to total assets as of December 31, 2016. The most significant changes in the balance sheet were increases in loans and short-term borrowings, and decreases in cash and cash equivalents and deposits. A summary of changes in the components of the balance sheet is provided below.

Investment Securities

The balance of investment securities available for sale increased by $789 during the three months ended March 31, 2017. The Company purchased $21,108 of investment securities available for sale during the three months ended March 31, 2017. Approximately $8,999 of state and political subdivision securities were sold and the proceeds primarily reinvested in higher yielding state and political subdivision securities that have a similar risk profile. The remaining purchases were primarily the reinvestment of normal principal paydowns, calls and maturities.

As of March 31, 2017, approximately 70 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $46,865, from $1,399,870 as of December 31, 2016 to $1,446,735 as of March 31, 2017. Growth in the loan portfolio during the first three months of 2017 was primarily the result of increases of $28,400 in construction loans and $19,319 in commercial real estate loans. The Company continues to focus on business development efforts in all of its markets. Management believes loan growth will continue in all three of our markets during the remainder of 2017.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.49 percent as of March 31, 2017, compared to 0.56 percent as of December 31, 2016. The ratio for both dates was significantly better than the December 31, 2016 peer group average (latest data available), which was approximately 9.67 percent, according to data in the December 2016 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2017	December 31, 2016	Change
Nonaccrual loans	$920	$1,022	$(102)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	920	1,022	(102)
Other real estate owned	—	—	—
Total nonperforming assets	$920	$1,022	$(102)

Nonperforming loans to total loans	0.06%	0.07%	(0.01)%
Nonperforming assets to total assets	0.05%	0.06%	(0.01)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of March 31, 2017, and December 31, 2016, with aggregate balances of $391 and $426, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 9 to the financial statements.

Deposits

Deposits declined $17,851 during the first three months of 2017, or 1.15 percent, compared to December 31, 2016.  Interest-bearing demand accounts declined $25,815, and noninterest-bearing demand accounts declined $25,707, from December 31, 2016 to March 31, 2017. Savings deposits, which include money market and insured cash sweep money market accounts, increased $30,650 from December 31, 2016 to March 31, 2017. These changes were primarily due to normal fluctuations, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $3,021 during the first three months of 2017. As of March 31, 2017, a significant related party relationship maintained total deposit balances with West Bank of approximately $163,000.

Borrowings

Short-term borrowings, in the form of overnight funding, increased to $36,000 as of March 31, 2017 from $0 as of December 31, 2016. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments. Long-term debt declined $826 during the first three months of 2017 due to scheduled repayments.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $42,530 as of March 31, 2017 compared with $76,836 as of December 31, 2016.

As of March 31, 2017, West Bank had additional borrowing capacity available from the FHLB of approximately $276,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $7,076 to liquidity for the three months ended March 31, 2017.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2017.

The Company's total stockholders' equity increased to $169,772 at March 31, 2017 from $165,376 at December 31, 2016.  The increase was primarily the result of net income less dividends paid, and an increase in accumulated other comprehensive income.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

At March 31, 2017, the Company's tangible common equity as a percent of tangible assets was 9.09 percent compared to 8.92 percent as of December 31, 2016.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2017.
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$206,169	11.69%	$163,097	9.25%	N/A	N/A
West Bank	188,885	10.83%	161,299	9.25%	$174,377	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	189,742	10.76%	127,833	7.25%	N/A	N/A
West Bank	172,458	9.89%	126,423	7.25%	139,502	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	169,742	9.63%	101,385	5.75%	N/A	N/A
West Bank	172,458	9.89%	100,267	5.75%	113,345	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	189,742	10.31%	73,625	4.00%	N/A	N/A
West Bank	172,458	9.47%	72,849	4.00%	91,061	5.00%

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,530	11.87%	$147,108	8.625%	N/A	N/A
West Bank	186,118	11.04%	145,414	8.625%	$168,597	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	186,418	10.93%	112,996	6.625%	N/A	N/A
West Bank	170,006	10.08%	111,695	6.625%	134,877	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	166,418	9.76%	87,412	5.125%	N/A	N/A
West Bank	170,006	10.08%	86,406	5.125%	109,588	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	186,418	10.14%	73,530	4.00%	N/A	N/A
West Bank	170,006	9.34%	72,807	4.00%	91,009	5.00%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2017 is 1.25 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2017, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2016 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2017. The Company has not experienced any material changes to its interest rate risk position since December 31, 2016. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first three months of 2017 materially changed compared to those in the year ended December 31, 2016.

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

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

West Bancorporation, Inc.
(Registrant)

April 27, 2017	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 27, 2017	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 27, 2017	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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