Form 10-Q
period 2017-06-30
WEST BANCORPORATION INC
filed 2017-07-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                      No  ☒

As of July 26, 2017, there were 16,211,161 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$42,617	$40,943
Federal funds sold	4,169	35,893
Cash and cash equivalents	46,786	76,836
Investment securities available for sale, at fair value	322,597	260,637
Investment securities held to maturity, at amortized cost (fair value of $47,180 and $47,789 at June 30, 2017 and December 31, 2016, respectively)	46,317	48,386
Federal Home Loan Bank stock, at cost	11,081	10,771
Loans	1,435,379	1,399,870
Allowance for loan losses	(16,486)	(16,112)
Loans, net	1,418,893	1,383,758
Premises and equipment, net	23,072	23,314
Accrued interest receivable	5,393	5,321
Bank-owned life insurance	33,284	33,111
Deferred tax assets, net	5,022	6,957
Other assets	5,142	5,113
Total assets	$1,917,587	$1,854,204

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$386,246	$479,311
Interest-bearing demand	339,821	282,592
Savings	690,341	668,688
Time of $250 or more	13,102	10,446
Other time	145,565	105,568
Total deposits	1,575,075	1,546,605
Federal funds purchased	1,160	9,690
Short-term borrowings	14,000	—
Subordinated notes, net	20,405	20,398
Federal Home Loan Bank advances, net	100,628	99,886
Long-term debt, net	25,473	5,126
Accrued expenses and other liabilities	5,960	7,123
Total liabilities	1,742,701	1,688,828
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,211,161 and 16,137,999 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,000	3,000
Additional paid-in capital	22,132	21,462
Retained earnings	148,766	141,956
Accumulated other comprehensive income (loss)	988	(1,042)
Total stockholders' equity	174,886	165,376
Total liabilities and stockholders' equity	$1,917,587	$1,854,204
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$16,042	$14,303	$31,011	$27,769
Investment securities:
Taxable	1,239	1,076	2,266	2,231
Tax-exempt	815	819	1,593	1,702
Federal funds sold	70	11	87	31
Total interest income	18,166	16,209	34,957	31,733
Interest expense:
Deposits	1,781	824	2,976	1,529
Federal funds purchased	9	1	20	3
Short-term borrowings	14	17	49	31
Subordinated notes	223	177	435	364
Federal Home Loan Bank advances	948	879	1,865	1,751
Long-term debt	98	38	130	83
Total interest expense	3,073	1,936	5,475	3,761
Net interest income	15,093	14,273	29,482	27,972
Provision for loan losses	—	500	—	700
Net interest income after provision for loan losses	15,093	13,773	29,482	27,272
Noninterest income:
Service charges on deposit accounts	631	619	1,231	1,215
Debit card usage fees	458	475	898	922
Trust services	436	294	828	591
Increase in cash value of bank-owned life insurance	163	164	317	332
Gain from bank-owned life insurance	—	—	307	443
Realized investment securities gains, net	229	60	226	60
Other income	399	291	669	570
Total noninterest income	2,316	1,903	4,476	4,133
Noninterest expense:
Salaries and employee benefits	4,449	4,234	8,786	8,490
Occupancy	1,131	983	2,228	1,934
Data processing	708	627	1,396	1,206
FDIC insurance	150	224	363	442
Professional fees	248	196	541	430
Director fees	246	230	457	470
Other expenses	1,240	1,325	2,444	2,646
Total noninterest expense	8,172	7,819	16,215	15,618
Income before income taxes	9,237	7,857	17,743	15,787
Income taxes	2,872	2,381	5,272	4,615
Net income	$6,365	$5,476	$12,471	$11,172

Basic earnings per common share	$0.39	$0.34	$0.77	$0.69
Diluted earnings per common share	$0.39	$0.34	$0.76	$0.69
Cash dividends declared per common share	$0.18	$0.17	$0.35	$0.33
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$6,365	$5,476	$12,471	$11,172
Other comprehensive income:
Unrealized gains on investment securities:
Unrealized holding gains arising during the period	2,218	1,785	3,825	4,470
Less: reclassification adjustment for net gains realized in net income	(229)	(60)	(226)	(60)
Less: reclassification adjustment for amortization of net unrealized gains to interest income on securities transferred from available for sale to held to maturity	(193)	(91)	(200)	(115)
Income tax (expense)	(683)	(621)	(1,292)	(1,632)
Other comprehensive income on investment securities	1,113	1,013	2,107	2,663
Unrealized (losses) on derivatives:
Unrealized holding (losses) arising during the period	(356)	(307)	(347)	(1,137)
Less: reclassification adjustment for net loss on derivatives realized in net income	79	120	169	244
Less: reclassification adjustment for amortization of derivative termination costs	27	27	54	54
Income tax benefit	95	61	47	319
Other comprehensive (loss) on derivatives	(155)	(99)	(77)	(520)
Total other comprehensive income	958	914	2,030	2,143
Comprehensive income	$7,323	$6,390	$14,501	$13,315

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	11,172	—	11,172
Other comprehensive income, net of tax	—	—	—	—	—	2,143	2,143
Cash dividends declared, $0.33 per common share	—	—	—	—	(5,314)	—	(5,314)
Stock-based compensation costs	—	—	—	872	—	—	872
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	68,105	—	(348)	—	—	(348)
Excess tax benefits from vesting of restricted stock units	—	—	—	77	—	—	77
Balance, June 30, 2016	$—	16,132,540	$3,000	$20,668	$135,598	$1,713	$160,979

Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	12,471	—	12,471
Other comprehensive income, net of tax	—	—	—	—	—	2,030	2,030
Cash dividends declared, $0.35 per common share	—	—	—	—	(5,661)	—	(5,661)
Stock-based compensation costs	—	—	—	1,223	—	—	1,223
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	73,162	—	(553)	—	—	(553)
Balance, June 30, 2017	$—	16,211,161	$3,000	$22,132	$148,766	$988	$174,886

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$12,471	$11,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	700
Net amortization and accretion	1,835	2,220
Investment securities gains, net	(226)	(60)
Stock-based compensation	1,223	872
Increase in cash value of bank-owned life insurance	(317)	(332)
Gain from bank-owned life insurance	(307)	(443)
Depreciation	673	492
Deferred income taxes	690	373
Change in assets and liabilities:
(Increase) in accrued interest receivable	(72)	(25)
(Increase) in other assets	(257)	(50)
(Decrease) in accrued expenses and other liabilities	(1,114)	(346)
Net cash provided by operating activities	14,599	14,573
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	53,020	1,544
Proceeds from maturities and calls of investment securities	28,122	32,475
Purchases of securities available for sale	(138,436)	—
Purchases of Federal Home Loan Bank stock	(12,074)	(14,167)
Proceeds from redemption of Federal Home Loan Bank stock	11,764	14,175
Net increase in loans	(35,135)	(133,991)
Purchases of premises and equipment	(431)	(7,649)
Proceeds of principal and earnings from bank-owned life insurance	451	812
Net cash used in investing activities	(92,719)	(106,801)
Cash Flows from Financing Activities:
Net increase in deposits	28,470	69,533
Net (decrease) in federal funds purchased	(8,530)	(1,520)
Net increase in short-term borrowings	14,000	7,000
Proceeds from long-term debt	22,000	—
Principal payments on long-term debt	(1,656)	(1,630)
Common stock dividends paid	(5,661)	(5,314)
Restricted stock units withheld for payroll taxes	(553)	(348)
Net cash provided by financing activities	48,070	67,721
Net (decrease) in cash and cash equivalents	(30,050)	(24,507)
Cash and Cash Equivalents:
Beginning	76,836	72,651
Ending	$46,786	$48,144

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,361	$3,756
Income taxes	3,780	2,520
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2017 and December 31, 2016, net income and comprehensive income for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank and West Bank's wholly-owned subsidiary WB Funding Corporation.  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Current accounting developments:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The guidance does not apply to revenues associated with financial instruments, including loans and investment securities. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements, as the most significant sources of revenue are excluded from the scope of Topic 606.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities for leases with lease terms of more than 12 months on their balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company currently leases its main location and space for six other branch offices and operational departments under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU. The amount of assets and liabilities added to the balance sheet are not expected to have a material impact on the Company's consolidated financial statements per preliminary estimates.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows an entity to make an entity-wide accounting policy election to either estimate expected forfeitures or account for forfeitures as they occur. For public companies, the update was effective for annual periods beginning after December 15, 2016. Portions of the amended guidance were to be applied using a modified retrospective transition method, and others require prospective application. Upon adoption of this update on January 1, 2017, the Company made the accounting policy election to account for forfeitures as they occur. This resulted in no effect on the Company's consolidated financial statements, as prior stock-based compensation expense assumed no expected forfeitures. Also upon adoption, the Company changed the calculation of the assumed proceeds of the treasury stock method on a prospective basis to eliminate deferred taxes from the calculation. The net impact on the income statement is dependent upon the change in the Company's stock price from grant date to vesting date and cannot be predicted with any certainty. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense $244 for the six months ended June 30, 2017.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). This update amends the amortization period for certain purchased callable debt securities held at a premium. The update shortens the premium's amortization period to the earliest call date. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$6,365	$5,476	$12,471	$11,172

Weighted average common shares outstanding	16,204	16,126	16,173	16,098
Weighted average effect of restricted stock units outstanding	106	34	131	44
Diluted weighted average common shares outstanding	16,310	16,160	16,304	16,142

Basic earnings per common share	$0.39	$0.34	$0.77	$0.69
Diluted earnings per common share	$0.39	$0.34	$0.76	$0.69
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	1	111	8	124

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,500	$—	$—	$2,500
State and political subdivisions	89,699	1,687	(73)	91,313
Collateralized mortgage obligations (1)	110,725	235	(664)	110,296
Mortgage-backed securities (1)	71,070	453	(129)	71,394
Asset-backed securities (2)	16,786	99	—	16,885
Trust preferred securities	2,125	—	(450)	1,675
Corporate notes	28,292	306	(64)	28,534
	$321,197	$2,780	$(1,380)	$322,597

Securities held to maturity:
State and political subdivisions	$46,317	$929	$(66)	$47,180

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,524	$69	$—	$2,593
State and political subdivisions	64,551	376	(591)	64,336
Collateralized mortgage obligations (1)	103,038	255	(1,343)	101,950
Mortgage-backed securities (1)	80,614	341	(797)	80,158
Trust preferred security	1,784	—	(534)	1,250
Corporate notes	10,326	25	(1)	10,350
	$262,837	$1,066	$(3,266)	$260,637

Securities held to maturity:
State and political subdivisions	$48,386	$70	$(667)	$47,789

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by FHLMC or FNMA, real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.

(2)	Pass-through asset-backed securities guaranteed by the SBA, representing participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA.

Investment securities with an amortized cost of approximately $143,031 and $141,995 as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of June 30, 2017, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$2,122	$2,127
Due after one year through five years	8,879	8,977
Due after five years through ten years	41,724	42,500
Due after ten years	69,891	70,418
	122,616	124,022
Collateralized mortgage obligations, mortgage-backed and asset-backed securities	198,581	198,575
	$321,197	$322,597
The amortized cost and fair value of investment securities held to maturity as of June 30, 2017, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	June 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,597	1,603
Due after five years through ten years	22,709	23,167
Due after ten years	22,011	22,410
	$46,317	$47,180
The details of the sales of investment securities available for sale for the three and six months ended June 30, 2017 and 2016 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$44,021	$1,544	$53,020	$1,544
Gross gains on sales	291	60	330	60
Gross losses on sales	62	—	104	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$15,962	$(73)	$—	$—	$15,962	$(73)
Collateralized mortgage obligations	74,106	(618)	2,294	(46)	76,400	(664)
Mortgage-backed securities	17,747	(129)	—	—	17,747	(129)
Trust preferred securities	335	(1)	1,340	(449)	1,675	(450)
Corporate notes	2,436	(64)	—	—	2,436	(64)
	$110,586	$(885)	$3,634	$(495)	$114,220	$(1,380)

Securities held to maturity:
State and political subdivisions	$1,089	$(7)	$1,767	$(59)	$2,856	$(66)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$34,903	$(591)	$—	$—	$34,903	$(591)
Collateralized mortgage obligations	75,771	(1,255)	2,538	(88)	78,309	(1,343)
Mortgage-backed securities	60,221	(797)	—	—	60,221	(797)
Trust preferred security	—	—	1,250	(534)	1,250	(534)
Corporate notes	1,499	(1)	—	—	1,499	(1)
	$172,394	$(2,644)	$3,788	$(622)	$176,182	$(3,266)

Securities held to maturity:
State and political subdivisions	$32,976	$(458)	$3,968	$(209)	$36,944	$(667)
As of June 30, 2017, the available for sale and held to maturity securities with unrealized losses included 27 state and political subdivision securities, 25 collateralized mortgage obligation securities, four mortgage-backed securities, one trust preferred security and one corporate note. The Company believed the unrealized losses on investments available for sale and held to maturity as of June 30, 2017 were due to market conditions rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI as of June 30, 2017.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Commercial	$315,098	$334,014
Real estate:
Construction, land and land development	232,579	205,610
1-4 family residential first mortgages	50,362	47,184
Home equity	15,849	18,057
Commercial	814,755	788,000
Consumer and other loans	8,057	8,355
	1,436,700	1,401,220
Net unamortized fees and costs	(1,321)	(1,350)
	$1,435,379	$1,399,870
Real estate loans of approximately $680,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2017 and December 31, 2016.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $360 and $426 as of June 30, 2017 and December 31, 2016, respectively, and were included in nonaccrual loans. There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2017 and 2016. The recorded investment in TDR loans that have been modified within the twelve months preceding June 30, 2017 and June 30, 2016, and that have subsequently had a payment default, totaled $0 and $20, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$35	$35	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	98	98	—	108	108	—
Home equity	29	29	—	41	41	—
Commercial	277	277	—	335	335	—
Consumer and other loans	—	—	—	—	—	—
	404	404	—	519	519	—
With an allowance recorded:
Commercial	84	84	84	91	91	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	202	202	202	276	276	276
Commercial	127	127	127	136	136	136
Consumer and other loans	—	—	—	—	—	—
	413	413	413	503	503	503
Total:
Commercial	84	84	84	126	126	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	98	98	—	108	108	—
Home equity	231	231	202	317	317	276
Commercial	404	404	127	471	471	136
Consumer and other loans	—	—	—	—	—	—
	$817	$817	$413	$1,022	$1,022	$503

The balance of impaired loans at June 30, 2017 and December 31, 2016 was composed of 7 and 10 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$35	$—	$—	$—	$35	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	16	—
1-4 family residential first mortgages	101	—	255	—	104	—	295	1
Home equity	29	—	—	—	34	—	—	—
Commercial	290	—	402	—	305	—	422	—
Consumer and other loans	—	—	—	—	—	—	—	—
	455	—	657	—	478	—	733	1
With an allowance recorded:
Commercial	85	—	135	—	87	—	138	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	247	—	261	—	258	—	264	—
Commercial	130	—	148	—	132	—	150	—
Consumer and other loans	—	—	—	—	—	—	—	—
	462	—	544	—	477	—	552	—
Total:
Commercial	120	—	135	—	122	—	138	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	16	—
1-4 family residential first mortgages	101	—	255	—	104	—	295	1
Home equity	276	—	261	—	292	—	264	—
Commercial	420	—	550	—	437	—	572	—
Consumer and other loans	—	—	—	—	—	—	—	—
	$917	$—	$1,201	$—	$955	$—	$1,285	$1

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$4	$2	$—	$6	$315,008	$84	$315,098
Real estate:
Construction, land and
land development	—	—	—	—	232,579	—	232,579
1-4 family residential
first mortgages	139	—	—	139	50,125	98	50,362
Home equity	4	—	—	4	15,614	231	15,849
Commercial	—	—	—	—	814,351	404	814,755
Consumer and other	—	—	—	—	8,057	—	8,057
Total	$147	$2	$—	$149	$1,435,734	$817	$1,436,700

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$109	$—	$—	$109	$333,779	$126	$334,014
Real estate:
Construction, land and
land development	—	—	—	—	205,610	—	205,610
1-4 family residential
first mortgages	64	—	—	64	47,012	108	47,184
Home equity	—	—	—	—	17,740	317	18,057
Commercial	—	—	—	—	787,529	471	788,000
Consumer and other	—	—	—	—	8,355	—	8,355
Total	$173	$—	$—	$173	$1,400,025	$1,022	$1,401,220

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$311,680	$1,329	$2,089	$—	$315,098
Real estate:
Construction, land and land development	231,541	—	1,038	—	232,579
1-4 family residential first mortgages	49,545	633	184	—	50,362
Home equity	15,486	58	305	—	15,849
Commercial	794,918	18,514	1,323	—	814,755
Consumer and other	8,015	42	—	—	8,057
Total	$1,411,185	$20,576	$4,939	$—	$1,436,700

	December 31, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$329,366	$3,303	$1,345	$—	$334,014
Real estate:
Construction, land and land development	204,572	—	1,038	—	205,610
1-4 family residential first mortgages	46,278	798	108	—	47,184
Home equity	17,646	—	411	—	18,057
Commercial	769,010	18,392	598	—	788,000
Consumer and other	8,355	—	—	—	8,355
Total	$1,375,227	$22,493	$3,500	$—	$1,401,220
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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,800	$2,914	$315	$447	$8,848	$103	$16,427
Charge-offs	(133)	—	—	—	—	—	(133)
Recoveries	81	95	1	7	3	5	192
Provision (1)	54	(457)	34	(82)	456	(5)	—
Ending balance	$3,802	$2,552	$350	$372	$9,307	$103	$16,486

	Three Months Ended June 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,143	$2,662	$396	$519	$7,484	$76	$15,280
Charge-offs	—	—	(93)	—	—	—	(93)
Recoveries	99	12	10	17	3	1	142
Provision (1)	199	130	80	(53)	119	25	500
Ending balance	$4,441	$2,804	$393	$483	$7,606	$102	$15,829

	Six Months Ended June 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(193)	—	—	—	—	—	(193)
Recoveries	140	398	2	15	6	6	567
Provision (1)	(26)	(485)	31	(121)	604	(3)	—
Ending balance	$3,802	$2,552	$350	$372	$9,307	$103	$16,486

	Six Months Ended June 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	—	—	(93)	—	—	—	(93)
Recoveries	141	56	21	24	6	7	255
Provision (1)	(69)	410	(43)	(22)	346	78	700
Ending balance	$4,441	$2,804	$393	$483	$7,606	$102	$15,829

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2017 and December 31, 2016.

	June 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$84	$—	$—	$202	$127	$—	$413
Collectively evaluated for impairment	3,718	2,552	350	170	9,180	103	16,073
Total	$3,802	$2,552	$350	$372	$9,307	$103	$16,486

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$—	$276	$136	$—	$503
Collectively evaluated for impairment	3,790	2,639	317	202	8,561	100	15,609
Total	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2017 and December 31, 2016.

	June 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$84	$—	$98	$231	$404	$—	$817
Collectively evaluated for impairment	315,014	232,579	50,264	15,618	814,351	8,057	1,435,883
Total	$315,098	$232,579	$50,362	$15,849	$814,755	$8,057	$1,436,700

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$126	$—	$108	$317	$471	$—	$1,022
Collectively evaluated for impairment	333,888	205,610	47,076	17,740	787,529	8,355	1,400,198
Total	$334,014	$205,610	$47,184	$18,057	$788,000	$8,355	$1,401,220

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5.  Long-Term Debt

On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining outstanding principal balance of $3,000. The additional borrowing was used to make a capital injection into the Company's subsidiary, West Bank. Principal and interest under the term note are payable quarterly over five years. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate. The interest rate was 3.03 percent at June 30, 2017. In the case of an event of default, the unaffiliated commercial bank may accelerate the payment of the loan. The loan is secured by 100 percent of the stock of West Bank.

6. Derivatives

The Company has entered into various forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of forward-starting dates. The swap transactions were designated as cash flow hedges. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020. An interest rate swap with a notional amount of $30,000 became effective in December 2015. Another interest rate swap, with a notional amount of $20,000, has a forward-starting date in September 2018. No amount of ineffectiveness was included in net income for the six months ended June 30, 2017 or 2016, and the Company estimates there will be approximately $426 of cash payments and reclassification from accumulated other comprehensive income to interest expense through the 12 months ended June 30, 2018. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2017 and December 31, 2016, the Company pledged $470 and $470, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $830 and $1,070 at June 30, 2017 and December 31, 2016, respectively.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2017 and December 31, 2016.

Interest Rate Swap	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2017
Interest rate swap	$30,000	$(447)	Other Liabilities	1.46%	2.52%	9/21/2020
Interest rate swap(1)	20,000	840	Other Assets	—	4.81%	9/30/2026
December 31, 2016
Interest rate swap	30,000	(496)	Other Liabilities	1.30%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,068	Other Assets	—	4.81%	9/30/2026
(1) This swap is a forward starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.

The following table identifies the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2017 and 2016.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pre-tax (Loss)
	Recognized		Amount of		Amount of
Interest Rate Swap	in OCI	Category	(Loss)	Category	Gain (Loss)
June 30, 2017	$(347)	Interest Expense	$(223)	Other Income	$—
June 30, 2016	(1,137)	Interest Expense	(298)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$6,265	$6,123
Net unrealized losses on securities available for sale	—	719
Intangibles	308	462
Accrued expenses	435	706
Restricted stock compensation	225	446
State net operating loss carryforward	1,305	1,271
Other	144	190
	8,682	9,917
Deferred tax liabilities:
Net deferred loan fees and costs	305	321
Net unrealized gains on securities available for sale	573	—
Net unrealized gains on interest rate swaps	33	80
Premises and equipment	1,216	1,027
Other	228	261
	2,355	1,689
Net deferred tax assets before valuation allowance	6,327	8,228
Valuation allowance	(1,305)	(1,271)
Net deferred tax assets	$5,022	$6,957
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that this carryforward will expire without being utilized. The state net operating loss carryforwards expire in 2019 and thereafter.

8.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2017 and 2016.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	2,772	(705)	2,067
Amounts reclassified from accumulated other comprehensive income	(109)	185	76
Net current period other comprehensive income (loss)	2,663	(520)	2,143
Balance, June 30, 2016	$3,005	$(1,292)	$1,713

Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive income (loss) before reclassifications	2,372	(215)	2,157
Amounts reclassified from accumulated other comprehensive income	(265)	138	(127)
Net current period other comprehensive income (loss)	2,107	(77)	2,030
Balance, June 30, 2017	$935	$53	$988

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

9.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Commitments to extend credit	$575,955	$614,681
Standby letters of credit	4,407	5,487
	$580,362	$620,168
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At June 30, 2017, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $156. The outstanding balance of mortgage loans sold under the MPF Program was $102,986 and $112,084 at June 30, 2017 and December 31, 2016, respectively.

Contractual commitments: The Company has remaining commitments to invest in qualified affordable housing projects totaling $6,447 and $5,768 as of June 30, 2017 and December 31, 2016, respectively.

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

10. Fair Value Measurements

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2017.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, asset-backed securities, state and political subdivision securities, and trust preferred securities. The Company currently holds no investment securities classified as Level 3.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, the Company tests the fair values by selecting a sample of investment securities from each category of securities, obtaining pricing from an independent investment portfolio management firm and comparing the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, prices are further validated by management, with assistance from an independent investment portfolio management firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy as of the end of the period covered by this report.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,500	$—	$2,500	$—
State and political subdivisions	91,313	—	91,313	—
Collateralized mortgage obligations	110,296	—	110,296	—
Mortgage-backed securities	71,394	—	71,394	—
Asset-backed securities	16,885	—	16,885	—
Trust preferred securities	1,675	—	1,675	—
Corporate notes	28,534	28,234	300	—
Derivative instrument, interest rate swap	840	—	840	—

Financial liabilities:
Derivative instrument, interest rate swap	$447	$—	$447	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,593	$—	$2,593	$—
State and political subdivisions	64,336	—	64,336	—
Collateralized mortgage obligations	101,950	—	101,950	—
Mortgage-backed securities	80,158	—	80,158	—
Trust preferred security	1,250	—	1,250	—
Corporate notes	10,350	10,050	300	—
Derivative instrument, interest rate swap	1,068	—	1,068	—

Financial liabilities:
Derivative instrument, interest rate swap	$496	$—	$496	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both June 30, 2017 and December 31, 2016, impaired loans for which a fair value adjustment was recorded were recorded at a net value of $0.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2017 and December 31, 2016.

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$42,617	$42,617	$40,943	$40,943
Federal funds sold	Level 1	4,169	4,169	35,893	35,893
Investment securities available for sale	See previous table	322,597	322,597	260,637	260,637
Investment securities held to maturity	Level 2	46,317	47,180	48,386	47,789
Federal Home Loan Bank stock	Level 1	11,081	11,081	10,771	10,771
Loans, net(1)	Level 2	1,418,893	1,411,074	1,383,758	1,382,569
Accrued interest receivable	Level 1	5,393	5,393	5,321	5,321
Interest rate swap	Level 2	840	840	1,068	1,068
Financial liabilities:
Deposits	Level 2	$1,575,075	$1,575,046	$1,546,605	$1,546,307
Federal funds purchased	Level 1	1,160	1,160	9,690	9,690
Short-term borrowings	Level 1	14,000	14,000	—	—
Subordinated notes, net	Level 2	20,405	13,459	20,398	12,703
Federal Home Loan Bank advances, net	Level 2	100,628	100,816	99,886	99,959
Long-term debt, net	Level 2	25,473	25,405	5,126	5,054
Accrued interest payable	Level 1	393	393	280	280
Interest rate swap	Level 2	447	447	496	496
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans with a net value of $0 as of both June 30, 2017 and December 31, 2016, which are Level 3.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully tax-equivalent (FTE) basis, and the presentation of the efficiency ratio on an FTE basis and excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income, net interest margin and efficiency ratio on an FTE basis to GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,093	$14,273	$29,482	$27,972
Tax-equivalent adjustment (1)	597	658	1,215	1,355
Net interest income on an FTE basis (non-GAAP)	$15,690	$14,931	$30,697	$29,327
Average interest-earning assets	$1,832,132	$1,703,700	$1,789,565	$1,676,362
Net interest margin on an FTE basis (non-GAAP)	3.44%	3.52%	3.46%	3.52%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis	$15,690	$14,931	$30,697	$29,327
Noninterest income	2,316	1,903	4,476	4,133
Less: realized investment securities gains, net	(229)	(60)	(226)	(60)
Plus: losses on disposal of premises and equipment, net	15	—	15	—
Adjusted income	$17,792	$16,774	$34,962	$33,400
Noninterest expense	$8,172	$7,819	$16,215	$15,618
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	45.93%	46.62%	46.38%	46.76%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.
(2) Efficiency ratio expresses noninterest expense as a percent of fully taxable-equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results, as it enhances the comparability of income and expenses arising from taxable and nontaxable sources.

THREE AND SIX MONTHS ENDED JUNE 30, 2017

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation. Results of operations for the three and six months ended June 30, 2017 are compared to the results for the same periods in 2016, and the consolidated financial condition of the Company as of June 30, 2017 is compared to December 31, 2016. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended June 30, 2017 was $6,365, or $0.39 per diluted common share, compared to $5,476, or $0.34 per diluted common share for the three months ended June 30, 2016. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2017 were 1.33 and 14.86 percent, respectively, compared to 1.22 and 13.90 percent, respectively, for the three months ended June 30, 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The increase in net income for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher net interest income associated with loan growth that exceeded the increase in interest expense on deposits, a decrease in the provision for loan losses and an increase in noninterest income. Partially offsetting these positive changes for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was a 4.5 percent increase in noninterest expense.

Net interest income for the three months ended June 30, 2017 grew $820, or 5.7 percent, compared to the three months ended June 30, 2016. The increase in net interest income was driven by a $129,425, or 9.7 percent, increase in average loans outstanding for the three months ended June 30, 2017 compared to the same time period in 2016. Partially offsetting the increase in interest income was an increase of $957 in interest expense on deposits, primarily due to higher interest rates paid on certain deposit products. The Company recorded no provision for loan losses for the three months ended June 30, 2017 compared to a $500 provision in the three months ended June 30, 2016. Despite no provision for loan losses in the three months ended June 30, 2017, the allowance for loan losses grew $59 during that time period as a result of net recoveries on previously charged off loans.

Noninterest income grew $413, or 21.7 percent, during the three months ended June 30, 2017 compared to the same time period in 2016, mainly due to net gains on sales of investment securities, an increase in trust revenue and a nonrecurring gain on an asset sale.

Net income for the six months ended June 30, 2017 was $12,471, or $0.76 per diluted common share compared to $11,172, or $0.69 per diluted common share, for the six months ended June 30, 2016. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2017 were 1.34 and 14.83 percent, respectively, compared to 1.27 and 14.33 percent, respectively, for the first six months of 2016.

The increase in net income for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to growth in net interest income associated with loan growth that exceeded the increase in interest expense on deposits, a decrease in the provision for loan losses and an increase in noninterest income. Partially offsetting these positive changes for the first six months of 2017 compared to the first six months of 2016 was a 3.8 percent increase in noninterest expense.

Net interest income for the six months ended June 30, 2017 grew $1,510, or 5.4 percent, compared to the six months ended June 30, 2016. The increase in net interest income was primarily due to the $147,437 increase in average loans outstanding for the first six months of 2017 compared to the first six months of 2016. During the six months ended June 30, 2017, interest expense on deposits increased $1,447 compared to the six months ended June 30, 2016, mainly due to increased interest rates on certain money market deposit products and certificates of deposit as a result of rising market rates. The Company recorded no provision for loan losses for the six months ended June 30, 2017 compared to a $700 provision in the six months ended June 30, 2016. During the six months ended June 30, 2017, the allowance for loan losses grew $374 as a result of net recoveries on previously charged off loans.

Noninterest income increased $343, or 8.3 percent, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to net gains on sales of investment securities, an increase in trust revenue and a nonrecurring gain on an asset sale.

Total loans outstanding increased $35,509, or 2.5 percent, during the first six months of 2017. Total loans outstanding declined $11,356 between March 31, 2017 and June 30, 2017, primarily due to some loan payoffs in the second quarter. Management believes the loan pipeline is strong and that loan growth will continue in all three of our markets during the remainder of 2017. The credit quality of the loan portfolio remained strong as evidenced by the Company's Texas ratio, which was 0.43 percent as of June 30, 2017. As of June 30, 2017, the allowance for loan losses was 1.15 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio.

On May 25, 2017, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement that had a remaining outstanding principal balance of $3,000. The additional borrowing was used to make a capital injection into the Company's subsidiary, West Bank. In addition, the Company previously owned four banking offices that it leased to West Bank. On May 30, 2017, the Company sold those offices to West Bank for approximately $18,000, which amount was also injected into the capital of West Bank. The additional capital increased West Bank's lending limit to any single customer by $6,000, which allows for expanded loan growth.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 companies. The group of 16 Midwestern, publicly traded peer financial institutions against which we compare our performance each quarter consists of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the three months ended March 31, 2017 (latest data available), the Company's metrics for the six months ended June 30, 2017 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher return on average assets.

	West Bancorporation, Inc.	Peer Group Range
	Six months ended June 30, 2017	Three months ended March 31, 2017
Return on average assets	1.34%	0.47% - 1.52%
Return on average equity	14.83%	3.66% - 12.63%
Efficiency ratio*(1)	46.38%	54.45% - 75.30%
Texas ratio*	0.43%	3.68% - 22.87%
* A lower ratio is more desirable.
(1) The efficiency ratio is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

In May 2017, the Company was included on the American Bankers Association's 2016 annual list of the top 200 publicly traded community banks. The ranking was based on three-year average return on equity. The Company was listed as #9 in the nation.

At its meeting on July 26, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.18 per common share. The dividend is payable on August 23, 2017, to stockholders of record as of August 9, 2017. The dividend was increased by $0.01 to the $0.18 level for the dividend declared in April 2017 and represents the highest quarterly dividend ever paid by the Company.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2017 compared with the same periods in 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	Change %	2017	2016	Change	Change %
Net income	$6,365	$5,476	$889	16.23%	$12,471	$11,172	$1,299	11.63%
Average assets	1,923,893	1,801,631	122,262	6.79%	1,881,831	1,772,865	108,966	6.15%
Average stockholders' equity	171,786	158,432	13,354	8.43%	169,549	156,776	12,773	8.15%

Return on average assets	1.33%	1.22%	0.11%		1.34%	1.27%	0.07%
Return on average equity	14.86%	13.90%	0.96%		14.83%	14.33%	0.50%
Net interest margin (1)	3.44%	3.52%	(0.08)%		3.46%	3.52%	(0.06)%
Efficiency ratio (1) (2)	45.93%	46.62%	(0.69)%		46.38%	46.76%	(0.38)%
Dividend payout ratio	45.85%	50.08%	(4.23)%		45.40%	47.56%	(2.16)%
Average equity to average assets ratio	8.93%	8.79%	0.14%		9.01%	8.84%	0.17%

					As of June 30,
					2017	2016	Change
Texas ratio (2)					0.43%	0.60%	(0.17)%
Equity to assets ratio					9.12%	8.79%	0.33%
Tangible common equity ratio					9.12%	8.79%	0.33%
(1) Amounts are presented on an FTE basis. These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net Interest Income

The following tables present average balances and related interest income or interest expense, with the resulting annualized average yield or rate by category of interest-earning assets or interest-bearing liabilities.  Interest income and the resulting net interest income are shown on an FTE basis.

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2017	2016	Change	Change- %	2017	2016	Change	Change- %	2017	2016	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$333,674	$368,631	$(34,957)	(9.48)%	$3,626	$3,888	$(262)	(6.74)%	4.36%	4.24%	0.12%
Real estate (3)	1,117,973	953,102	164,871	17.30%	12,547	10,576	1,971	18.64%	4.50%	4.46%	0.04%
Consumer and other	8,247	8,736	(489)	(5.60)%	81	82	(1)	(1.22)%	3.98%	3.80%	0.18%
Total loans	1,459,894	1,330,469	129,425	9.73%	16,254	14,546	1,708	11.74%	4.47%	4.40%	0.07%

Investment securities:
Taxable	223,795	244,849	(21,054)	(8.60)%	1,239	1,076	163	15.15%	2.21%	1.76%	0.45%
Tax-exempt (3)	121,538	120,106	1,432	1.19%	1,200	1,234	(34)	(2.76)%	3.95%	4.11%	(0.16)%
Total investment securities	345,333	364,955	(19,622)	(5.38)%	2,439	2,310	129	5.58%	2.82%	2.53%	0.29%

Federal funds sold	26,905	8,276	18,629	225.10%	70	11	59	536.36%	1.04%	0.51%	0.53%
Total interest-earning assets (3)	$1,832,132	$1,703,700	$128,432	7.54%	18,763	16,867	1,896	11.24%	4.11%	3.98%	0.13%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,070,180	$923,591	$146,589	15.87%	1,444	627	817	130.30%	0.54%	0.27%	0.27%
Time deposits	141,530	108,396	33,134	30.57%	337	197	140	71.07%	0.96%	0.73%	0.23%
Total deposits	1,211,710	1,031,987	179,723	17.42%	1,781	824	957	116.14%	0.59%	0.32%	0.27%
Other borrowed funds	141,558	141,947	(389)	(0.27)%	1,292	1,112	180	16.19%	3.66%	3.15%	0.51%
Total interest-bearing
liabilities	$1,353,268	$1,173,934	$179,334	15.28%	3,073	1,936	1,137	58.73%	0.91%	0.66%	0.25%

Tax-equivalent net interest income (FTE) (4)					$15,690	$14,931	$759	5.08%
Net interest spread (FTE)									3.20%	3.32%	(0.12)%
Net interest margin (FTE) (4)									3.44%	3.52%	(0.08)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2017	2016	Change	Change- %	2017	2016	Change	Change- %	2017	2016	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$334,988	$359,133	$(24,145)	(6.72)%	$7,104	$7,503	$(399)	(5.32)%	4.28%	4.20%	0.08%
Real estate (3)	1,096,198	924,806	171,392	18.53%	24,189	20,602	3,587	17.41%	4.45%	4.48%	(0.03)%
Consumer and other	8,265	8,075	190	2.35%	163	155	8	5.16%	3.99%	3.87%	0.12%
Total loans	1,439,451	1,292,014	147,437	11.41%	31,456	28,260	3,196	11.31%	4.41%	4.40%	0.01%

Investment securities:
Taxable	215,236	250,765	(35,529)	(14.17)%	2,266	2,231	35	1.57%	2.11%	1.78%	0.33%
Tax-exempt (3)	117,087	122,130	(5,043)	(4.13)%	2,363	2,566	(203)	(7.91)%	4.04%	4.20%	(0.16)%
Total investment securities	332,323	372,895	(40,572)	(10.88)%	4,629	4,797	(168)	(3.50)%	2.79%	2.57%	0.22%

Federal funds sold	17,791	11,453	6,338	55.34%	87	31	56	180.65%	0.98%	0.54%	0.44%
Total interest-earning assets (3)	$1,789,565	$1,676,362	$113,203	6.75%	36,172	33,088	3,084	9.32%	4.08%	3.97%	0.11%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,004,105	$892,329	$111,776	12.53%	2,421	1,164	1,257	107.99%	0.49%	0.26%	0.23%
Time deposits	129,806	110,216	19,590	17.77%	555	365	190	52.05%	0.86%	0.67%	0.19%
Total deposits	1,133,911	1,002,545	131,366	13.10%	2,976	1,529	1,447	94.64%	0.53%	0.31%	0.22%
Other borrowed funds	144,567	141,773	2,794	1.97%	2,499	2,232	267	11.96%	3.49%	3.17%	0.32%
Total interest-bearing
liabilities	$1,278,478	$1,144,318	$134,160	11.72%	5,475	3,761	1,714	45.57%	0.86%	0.66%	0.20%

Tax-equivalent net interest income (FTE) (4)					$30,697	$29,327	$1,370	4.67%
Net interest spread (FTE)									3.22%	3.31%	(0.09)%
Net interest margin (FTE) (4)									3.46%	3.52%	(0.06)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(4)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by 25 basis points in December 2016, March 2017 and June 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2017 declined eight and six basis points, respectively, compared to the three and six months ended June 30, 2016. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on certain deposit categories and an increase in the variable rates paid on other borrowed funds, partially offset by an increase in yield on loans and investment securities. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and six months ended June 30, 2017 increased $759 and $1,370, respectively, compared to the same time periods in 2016. The increase in net interest income for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was largely due to the increase in average outstanding loans. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2017. Management continually develops and applies strategies to attempt to maintain the net interest margin.

Tax-equivalent interest income on loans increased $1,708 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, tax-equivalent interest income on loans increased $3,196 compared to the same time period in 2016. The improvement for both time periods was due to the increase in average loan balances outstanding. The average yields on loans increased by seven and one basis points, respectively, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the mix of the loans in the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was lower during the three and six months ended June 30, 2017 than during the same periods in 2016. Significant purchase activity occurred late in the second quarter of 2017, which exceeded the proceeds from sales and principal paydowns during the six months ended June 30, 2017. In certain cases, securities were sold and the funds were invested in securities with higher rates while slightly extending the duration of the portfolio, which is expected to improve the yield on the investment portfolio in future periods. The overall portfolio yield increased 29 and 22 basis points, respectively, for the three and six months ended June 30, 2017 compared to the same periods last year.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, partially due to an increase in average balances of money market accounts, including public funds from municipalities. In addition, approximately $76 million of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits for the three and six months ended June 30, 2017 increased 27 and 23 basis points, respectively, compared to the three and six months ended June 30, 2016. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to the Federal Reserve System's rate increases. The average balance of time deposits increased for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase was primarily due to the shift of demand and savings account balances to higher interest rate time deposits. Interest rates on time deposits increased 23 and 19 basis points for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average rate paid on other borrowed funds increased 51 and 32 basis points, respectively, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The increase in the average rate paid was due to increases in rates for variable rate FHLB advances, the subordinated note and long-term debt. Interest expense is expected to increase, as the Company borrowed an additional $22,000 in May 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluation, no provision was recorded for either the three or six months ended June 30, 2017, as recoveries on previously charged off loans during the periods were sufficient to increase the allowance for loan losses to a level deemed appropriate in relation to the 2017 year-to-date loan growth and credit quality. The provision for loan losses for the three and six months ended June 30, 2016 was $500 and $700, respectively.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2017 and 2016 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Balance at beginning of period	$16,427	$15,280	$1,147	$16,112	$14,967	$1,145
Charge-offs	(133)	(93)	(40)	(193)	(93)	(100)
Recoveries	192	142	50	567	255	312
Net recoveries	59	49	10	374	162	212
Provision for loan losses charged to operations	—	500	(500)	—	700	(700)
Balance at end of period	$16,486	$15,829	$657	$16,486	$15,829	$657

Average loans outstanding	$1,459,894	$1,330,469		$1,439,451	$1,292,014

Ratio of annualized net (recoveries) during the period to average loans outstanding	(0.02)%	(0.01)%		(0.05)%	(0.03)%

Ratio of allowance for loan losses to average loans outstanding	1.13%	1.19%		1.15%	1.23%
In general, the U.S. economy is growing, but at a slower rate than was considered normal before the financial crisis. Average monthly job growth in 2017 has stayed near 200,000, while the national unemployment rate has declined slightly to 4.4 percent as of June 30, 2017, the lowest level since May 2007. Activity in the housing market continues at a moderate pace. Interest rates are expected to continue to gradually rise. The economic environments in Iowa and Minnesota continue to improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2016. In the first six months of 2017, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. Loan growth in the first six months of 2017 resulted in the portion of the allowance for loan losses related to loans collectively evaluated for impairment to increase $464 to a total of $16,073, or 1.12 percent, as of June 30, 2017 compared to $15,609, or 1.11 percent, as of December 31, 2016. Management believed the resulting allowance for loan losses as of June 30, 2017 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended June 30,
Noninterest income:	2017	2016	Change	Change %
Service charges on deposit accounts	$631	$619	$12	1.94%
Debit card usage fees	458	475	(17)	(3.58)%
Trust services	436	294	142	48.30%
Increase in cash value of bank-owned life insurance	163	164	(1)	(0.61)%
Realized investment securities gains, net	229	60	169	281.67%
Other income:
Discount on purchased income tax credits	65	18	47	261.11%
Gain on sale of other assets	88	—	88	N/A
All other income	246	273	(27)	(9.89)%
Total other income	399	291	108	37.11%
Total noninterest income	$2,316	$1,903	$413	21.70%

	Six Months Ended June 30,
Noninterest income:	2017	2016	Change	Change %
Service charges on deposit accounts	$1,231	$1,215	$16	1.32%
Debit card usage fees	898	922	(24)	(2.60)%
Trust services	828	591	237	40.10%
Increase in cash value of bank-owned life insurance	317	332	(15)	(4.52)%
Gain from bank-owned life insurance	307	443	(136)	(30.70)%
Realized investment securities gains, net	226	60	166	276.67%
Other income:
Discount on purchased income tax credits	81	35	46	131.43%
Gain on sale of other assets	88	—	88	N/A
All other income	500	535	(35)	(6.54)%
Total other income	669	570	99	17.37%
Total noninterest income	$4,476	$4,133	$343	8.30%
The slight increase in service charges on deposit accounts for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was driven by the March and April 2017 realignment and simplification of the retail checking account products provided to our customers. We expect to see further increases in the retail service charge income for the remainder of 2017, but we cannot predict how customers may modify their banking behavior in response to the change in checking account terms related to the product realignment. During the three and six months ended June 30, 2017, nonsufficient funds fees declined $30 and $53, respectively, compared to the same time periods in 2016, consistent with the trend of the past several years.

Revenue from trust services was higher during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 due to the combination of a higher amount of one-time estate fees and asset growth through ongoing business development efforts.

Gain from bank-owned life insurance was recognized for both the six months ended June 30, 2017 and 2016, but not during the three months ended June 30, 2017 and 2016.

The Company recognized net gains on sales of investment securities in the three and six months ended June 30, 2017, as the Company took advantage of the opportunity to sell various types of investment securities available for sale at gains and reinvested the proceeds in higher yielding securities with similar risk profiles and slightly longer durations.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Although the Company's agreement to purchase State of Iowa wind energy tax credits at a discount ended effective May 1, 2017, total revenue from discounts on purchased transferable income tax credits increased for the three and six months ended June 30, 2017 compared to the same time periods in 2016. During the three months ended June 30, 2017, the Company entered into agreements to purchase other discounted transferable State of Iowa income tax credits and expects to recognize total income from discounts of approximately $153 for the year ended December 31, 2017.

Gain on sale of other assets for the three and six months ended June 30, 2017 included a nonrecurring gain related to a final payment received from the 2015 sale of SmartyPig, LLC.

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

	Three Months Ended June 30,
Noninterest expense:	2017	2016	Change	Change %
Salaries and employee benefits	$4,449	$4,234	$215	5.08%
Occupancy	1,131	983	148	15.06%
Data processing	708	627	81	12.92%
FDIC insurance expense	150	224	(74)	(33.04)%
Professional fees	248	196	52	26.53%
Director fees	246	230	16	6.96%
Other expenses:
Marketing	51	42	9	21.43%
Business development	246	241	5	2.07%
Insurance expense	88	80	8	10.00%
Investment advisory fees	26	133	(107)	(80.45)%
Postage and courier	80	76	4	5.26%
Trust	110	108	2	1.85%
Consulting fees	92	81	11	13.58%
Supplies	87	79	8	10.13%
Low income housing projects amortization	104	97	7	7.22%
All other	356	388	(32)	(8.25)%
Total other	1,240	1,325	(85)	(6.42)%
Total noninterest expense	$8,172	$7,819	$353	4.51%

	Six Months Ended June 30,
Noninterest expense:	2017	2016	Change	Change %
Salaries and employee benefits	$8,786	$8,490	$296	3.49%
Occupancy	2,228	1,934	294	15.20%
Data processing	1,396	1,206	190	15.75%
FDIC insurance expense	363	442	(79)	(17.87)%
Professional fees	541	430	111	25.81%
Director fees	457	470	(13)	(2.77)%
Other expenses:
Marketing	119	98	21	21.43%
Business development	418	417	1	0.24%
Insurance expense	178	168	10	5.95%
Investment advisory fees	67	273	(206)	(75.46)%
Postage and courier	166	162	4	2.47%
Trust	215	204	11	5.39%
Consulting fees	153	147	6	4.08%
Supplies	153	142	11	7.75%
Low income housing projects amortization	220	206	14	6.80%
All other	755	829	(74)	(8.93)%
Total other	2,444	2,646	(202)	(7.63)%
Total noninterest expense	$16,215	$15,618	$597	3.82%
Salaries and employee benefits increased for the three and six months ended June 30, 2017 when contrasted with the three and six months ended June 30, 2016, mainly as the result of increased stock-based employee compensation costs.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

When compared with the three and six months ended June 30, 2016, occupancy costs increased for the three and six months ended June 30, 2017, partially as the result of operating costs associated with the new Rochester, Minnesota, office, which opened in November 2016. Also impacting the increase in occupancy costs compared to the prior year was a first quarter 2016 one-time reversal of previously accrued rent related to the terms of the previous lease for the Waukee, Iowa, branch facility at the time the branch was acquired in February 2016.

The increase in data processing expense for the three and six months ended June 30, 2017 compared to the same time periods in 2016 was primarily because of costs associated with upgrading credit analysis software, one-time costs associated with revising the retail checking account products, ongoing implementation of security enhancements, and an annual-inflation-rate-based contractual increase in fees paid to our core applications systems service provider.

FDIC insurance expense declined for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The FDIC assessment rate calculation includes a series of risk-based factors. As a result of the May 2017 capital injection of $40,000 into West Bank, the capital ratio component improved enough to reduce the assessment rate to the minimum level established by the FDIC. Management believes the assessment rate will remain at the minimum level throughout the remainder of 2017.

Professional fees increased for the three and six months ended June 30, 2017 compared to the same time period in 2016, chiefly due to increased costs associated with preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan and filing a new shelf registration statement with the Securities and Exchange Commission (which allows us to issue more publicly traded equity and debt instruments), and due to ongoing legal fees at West Bank.

The increase in marketing expense for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to costs associated with the retail checking account product updates.

Investment advisory fees declined for the three and six months ended June 30, 2017 as contrasted with the same time periods in 2016 mainly as a result of bringing the administration of the investment portfolio in-house, effective October 1, 2016. The Company also pays an administrative fee to an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. That administrative fee has declined as the result of holding a lower level of those loans.

All other expenses declined for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to the elimination of certain costs related to a retail deposit product, and first quarter 2016 included a one-time cost associated with a bank-owned life insurance claim.

Income Tax Expense

The Company recorded income tax expense of $2,872 (31.1 percent of pre-tax income) and $5,272 (29.7 percent of pre-tax income) for the three and six months ended June 30, 2017, respectively, compared with $2,381 (30.3 percent of pre-tax income) and $4,615 (29.2 percent of pre-tax income) for the three and six months ended June 30, 2016. The Company's consolidated income tax rate differs from the federal statutory income tax rate, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, and state income taxes.

Two other items significantly impacted the effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), effective January 1, 2017, simplified the recording of income taxes related to vesting of equity compensation. The impact of an increase in the fair value of restricted stock over the vesting period is now recorded as a reduction in income tax expense rather than as additional paid-in capital. During the six months ended June 30, 2017, a tax benefit of $244 was recorded as a result of this change in accounting method. By comparison, the tax benefit recorded in additional paid-in capital for the six months ended June 30, 2016 was $77. The tax rate for the first six months of 2017 and 2016 was also impacted by year-to-date federal low income housing tax credits of approximately $205 and $175, respectively.

FINANCIAL CONDITION

The Company had total assets of $1,917,587 as of June 30, 2017, an increase of 3.42 percent compared to total assets as of December 31, 2016. The most significant changes in the balance sheet were increases in investment securities available for sale, loans, deposits, short-term borrowings and long-term debt, and a decline in cash and cash equivalents. A summary of changes in the balance sheet components is provided below.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Investment Securities

The balance of investment securities available for sale increased by $61,960 during the six months ended June 30, 2017. State and political subdivision securities increased $26,977, corporate notes increased $18,184, and government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities increased by a total amount of $16,467 during the six months ended June 30, 2017. The Company purchased $138,436 of investment securities available for sale during the six months ended June 30, 2017. Securities sold totaled $53,020, and the proceeds were primarily reinvested in higher yielding securities that have a similar risk profile. The remaining purchases included the reinvestment of normal principal paydowns, calls and maturities, as well as investing the growth in deposits. The overall mix of the investment portfolio did not change significantly as a result of this activity.

As of June 30, 2017, approximately 62 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $35,509, from $1,399,870 as of December 31, 2016 to $1,435,379 as of June 30, 2017. Growth in the loan portfolio during the first six months of 2017 was primarily the result of increases of $26,969 in construction loans and $26,755 in commercial real estate loans. This growth was partially offset by a decrease of $18,916 in commercial loans that included a $15,083 reduction in public company floating rate loans purchased from a third-party asset manager. The Company continues to focus on business development efforts in all of its markets. While some payoffs occurred in the second quarter of 2017, management believes loan growth will continue in all three of our markets during the remainder of 2017.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.43 percent as of June 30, 2017, compared to 0.56 percent as of December 31, 2016. The ratio for both dates was significantly better than the March 31, 2017 peer group average (latest data available), which was approximately 9.01 percent, according to data in the March 2017 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	June 30, 2017	December 31, 2016	Change
Nonaccrual loans	$817	$1,022	$(205)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	817	1,022	(205)
Other real estate owned	—	—	—
Total nonperforming assets	$817	$1,022	$(205)

Nonperforming loans to total loans	0.06%	0.07%	(0.01)%
Nonperforming assets to total assets	0.04%	0.06%	(0.02)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of June 30, 2017, and December 31, 2016, with aggregate balances of $360 and $426, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 10 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Deposits

Deposits increased $28,470 during the first six months of 2017, or 1.84 percent, compared to December 31, 2016.  Interest-bearing demand accounts increased $57,229, and noninterest-bearing demand accounts declined $93,065, from December 31, 2016 to June 30, 2017. Savings deposits, which include money market and insured cash sweep money market accounts, increased $21,653 from December 31, 2016 to June 30, 2017. Approximately $76,000 of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring. Other balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $42,653 during the first six months of 2017, primarily due to customers moving balances from demand and savings accounts to higher interest rate time deposits. As of June 30, 2017, a significant related party relationship maintained total deposit balances with West Bank of approximately $141,000.

Borrowings

Short-term borrowings, in the form of overnight funding, increased to $14,000 as of June 30, 2017 from $0 as of December 31, 2016. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments.

Long-term debt increased $20,347 during the first six months of 2017. On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $3,000. The additional borrowing was used to make a capital injection into the Company's subsidiary, West Bank. Principal and interest under the term note are payable quarterly over five years. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate. The interest rate was 3.03 percent at June 30, 2017.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $46,786 as of June 30, 2017 compared with $76,836 as of December 31, 2016.

As of June 30, 2017, West Bank had additional borrowing capacity available from the FHLB of approximately $282,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $14,599 to liquidity for the six months ended June 30, 2017.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2017.

The Company's total stockholders' equity increased to $174,886 at June 30, 2017 from $165,376 at December 31, 2016.  The increase was primarily the result of net income less dividends paid, and an increase in accumulated other comprehensive income.

At June 30, 2017, the Company's tangible common equity as a percent of tangible assets was 9.12 percent compared to 8.92 percent as of December 31, 2016.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$210,384	11.83%	$164,541	9.25%	N/A	N/A
West Bank	232,438	13.07%	164,442	9.25%	$177,775	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	193,898	10.90%	128,964	7.25%	N/A	N/A
West Bank	215,952	12.15%	128,887	7.25%	142,220	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	173,898	9.78%	102,282	5.75%	N/A	N/A
West Bank	215,952	12.15%	102,220	5.75%	115,553	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	193,898	10.08%	76,930	4.00%	N/A	N/A
West Bank	215,952	11.31%	76,405	4.00%	95,507	5.00%

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,530	11.87%	$147,108	8.625%	N/A	N/A
West Bank	186,118	11.04%	145,414	8.625%	$168,597	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	186,418	10.93%	112,996	6.625%	N/A	N/A
West Bank	170,006	10.08%	111,695	6.625%	134,877	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	166,418	9.76%	87,412	5.125%	N/A	N/A
West Bank	170,006	10.08%	86,406	5.125%	109,588	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	186,418	10.14%	73,530	4.00%	N/A	N/A
West Bank	170,006	9.34%	72,807	4.00%	91,009	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2017 is 1.25 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2017, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In late May 2017, the Company made a capital injection into the Company's subsidiary, West Bank, funded by entering into a $25,000 credit agreement with an unaffiliated commercial bank (see Note 5 to the Consolidated Financial Statements) and selling four bank buildings to West Bank for $18,000. The four bank buildings were properties the Company had previously owned and leased to West Bank. The new credit agreement replaced a prior credit agreement that had a remaining outstanding balance of $3,000, for net loan proceeds of $22,000. In total, $40,000 was added to West Bank's capital.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2016 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2017. The Company has not experienced any material changes to its interest rate risk position since December 31, 2016. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first six months of 2017 materially changed compared to those in the year ended December 31, 2016.

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
4.1
West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the West Bancorporation's definitive proxy statement filed on March 1, 2017 (SEC File No. 000-49677))

4.2
Form of West Bancorporation, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.2 to West Bancorporation's Registration Statement on Form S-8 filed on April 28, 2017 (SEC File No. 333-217523))

4.3
Form of West Bancorporation, Inc. 2017 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to West Bancorporation's Registration Statement on Form S-8 filed on April 28, 2017 (SEC File No. 333-217523))

4.4
Form of West Bancorporation, Inc. 2017 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.4 to West Bancorporation's Registration Statement on Form S-8 filed on April 28, 2017 (SEC File No. 333-217523))

4.5
Form of West Bancorporation, Inc. 2017 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 to West Bancorporation's Registration Statement on Form S-8 filed on April 28, 2017 (SEC File No. 333-217523))

4.6
Form of West Bancorporation, Inc. 2017 Equity Incentive Plan Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.6 to West Bancorporation's Registration Statement on Form S-8 filed on April 28, 2017 (SEC File No. 333-217523))

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

West Bancorporation, Inc.
(Registrant)

July 27, 2017	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 27, 2017	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 27, 2017	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
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