Form 10-Q
period 2017-09-30
WEST BANCORPORATION INC
filed 2017-10-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Yes  ☐                      No  ☒

As of October 25, 2017, there were 16,215,672 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$33,560	$40,943
Federal funds sold	5,937	35,893
Cash and cash equivalents	39,497	76,836
Investment securities available for sale, at fair value	418,374	260,637
Investment securities held to maturity, at amortized cost (fair value of $46,356 and $47,789 at September 30, 2017 and December 31, 2016, respectively)	45,597	48,386
Federal Home Loan Bank stock, at cost	12,256	10,771
Loans	1,456,905	1,399,870
Allowance for loan losses	(16,358)	(16,112)
Loans, net	1,440,547	1,383,758
Premises and equipment, net	23,173	23,314
Accrued interest receivable	6,636	5,321
Bank-owned life insurance	33,451	33,111
Deferred tax assets, net	5,861	6,957
Other assets	4,956	5,113
Total assets	$2,030,348	$1,854,204

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$384,625	$479,311
Interest-bearing demand	328,156	282,592
Savings	776,921	668,688
Time of $250 or more	16,539	10,446
Other time	145,025	105,568
Total deposits	1,651,266	1,546,605
Federal funds purchased	925	9,690
Short-term borrowings	48,000	—
Subordinated notes, net	20,408	20,398
Federal Home Loan Bank advances, net	101,005	99,886
Long-term debt, net	24,195	5,126
Accrued expenses and other liabilities	6,462	7,123
Total liabilities	1,852,261	1,688,828
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,215,672 and 16,137,999 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,000	3,000
Additional paid-in capital	22,763	21,462
Retained earnings	152,252	141,956
Accumulated other comprehensive income (loss)	72	(1,042)
Total stockholders' equity	178,087	165,376
Total liabilities and stockholders' equity	$2,030,348	$1,854,204
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$15,854	$14,898	$46,865	$42,667
Investment securities:
Taxable	1,489	991	3,755	3,222
Tax-exempt	1,081	780	2,674	2,482
Federal funds sold	136	27	223	58
Total interest income	18,560	16,696	53,517	48,429
Interest expense:
Deposits	2,108	872	5,084	2,401
Federal funds purchased	4	1	24	4
Short-term borrowings	9	8	58	39
Subordinated notes	232	169	667	533
Federal Home Loan Bank advances	972	894	2,837	2,645
Long-term debt	204	31	334	114
Total interest expense	3,529	1,975	9,004	5,736
Net interest income	15,031	14,721	44,513	42,693
Provision for loan losses	—	200	—	900
Net interest income after provision for loan losses	15,031	14,521	44,513	41,793
Noninterest income:
Service charges on deposit accounts	715	632	1,946	1,847
Debit card usage fees	435	450	1,333	1,372
Trust services	436	355	1,264	946
Increase in cash value of bank-owned life insurance	167	160	484	492
Gain from bank-owned life insurance	—	—	307	443
Realized investment securities gains, net	197	—	423	60
Other income	314	322	983	892
Total noninterest income	2,264	1,919	6,740	6,052
Noninterest expense:
Salaries and employee benefits	4,430	4,154	13,216	12,644
Occupancy	1,087	1,038	3,315	2,972
Data processing	635	643	2,031	1,849
FDIC insurance	151	272	514	714
Professional fees	184	189	725	619
Director fees	240	202	697	672
Other expenses	1,293	1,495	3,737	4,141
Total noninterest expense	8,020	7,993	24,235	23,611
Income before income taxes	9,275	8,447	27,018	24,234
Income taxes	2,870	2,634	8,142	7,249
Net income	$6,405	$5,813	$18,876	$16,985

Basic earnings per common share	$0.40	$0.36	$1.17	$1.05
Diluted earnings per common share	$0.39	$0.36	$1.16	$1.05
Cash dividends declared per common share	$0.18	$0.17	$0.53	$0.50
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$6,405	$5,813	$18,876	$16,985
Other comprehensive income:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(1,316)	301	2,509	4,771
Less: reclassification adjustment for net gains realized in net income	(197)	—	(423)	(60)
Less: reclassification adjustment for amortization of net unrealized gains to interest income on securities transferred from available for sale to held to maturity	(34)	(7)	(234)	(122)
Income tax (expense) benefit	588	(112)	(704)	(1,744)
Other comprehensive income (loss) on investment securities	(959)	182	1,148	2,845
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(29)	248	(376)	(889)
Less: reclassification adjustment for net loss on derivatives realized in net income	70	118	239	362
Less: reclassification adjustment for amortization of derivative termination costs	28	28	82	82
Income tax (expense) benefit	(26)	(149)	21	170
Other comprehensive income (loss) on derivatives	43	245	(34)	(275)
Total other comprehensive income (loss)	(916)	427	1,114	2,570
Comprehensive income	$5,489	$6,240	$19,990	$19,555

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	16,985	—	16,985
Other comprehensive income, net of tax	—	—	—	—	—	2,570	2,570
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,057)	—	(8,057)
Stock-based compensation costs	—	—	—	1,278	—	—	1,278
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	73,564	—	(394)	—	—	(394)
Excess tax benefits from vesting of restricted stock units	—	—	—	105	—	—	105
Balance, September 30, 2016	$—	16,137,999	$3,000	$21,056	$138,668	$2,140	$164,864

Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	18,876	—	18,876
Other comprehensive income, net of tax	—	—	—	—	—	1,114	1,114
Cash dividends declared, $0.53 per common share	—	—	—	—	(8,580)	—	(8,580)
Stock-based compensation costs	—	—	—	1,932	—	—	1,932
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	77,673	—	(631)	—	—	(631)
Balance, September 30, 2017	$—	16,215,672	$3,000	$22,763	$152,252	$72	$178,087

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$18,876	$16,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	900
Net amortization and accretion	2,921	3,293
Investment securities gains, net	(423)	(60)
Stock-based compensation	1,932	1,278
Increase in cash value of bank-owned life insurance	(484)	(492)
Gain from bank-owned life insurance	(307)	(443)
Depreciation	1,007	740
Deferred income taxes	413	253
Change in assets and liabilities:
(Increase) in accrued interest receivable	(1,315)	(542)
(Increase) decrease in other assets	(125)	248
Increase (decrease) in accrued expenses and other liabilities	(516)	152
Net cash provided by operating activities	21,979	22,312
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	74,224	1,544
Proceeds from maturities and calls of investment securities	38,529	46,190
Purchases of securities available for sale	(267,133)	—
Purchases of Federal Home Loan Bank stock	(16,794)	(16,907)
Proceeds from redemption of Federal Home Loan Bank stock	15,309	16,887
Net increase in loans	(56,789)	(136,116)
Purchases of premises and equipment	(866)	(10,201)
Proceeds of principal and earnings from bank-owned life insurance	451	812
Net cash used in investing activities	(213,069)	(97,791)
Cash Flows from Financing Activities:
Net increase in deposits	104,661	50,927
Net (decrease) in federal funds purchased	(8,765)	(1,840)
Net increase in short-term borrowings	48,000	15,500
Proceeds from long-term debt	22,000	—
Principal payments on long-term debt	(2,934)	(2,458)
Common stock dividends paid	(8,580)	(8,057)
Restricted stock units withheld for payroll taxes	(631)	(394)
Net cash provided by financing activities	153,751	53,678
Net (decrease) in cash and cash equivalents	(37,339)	(21,801)
Cash and Cash Equivalents:
Beginning	76,836	72,651
Ending	$39,497	$50,850

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$8,667	$5,742
Income taxes	6,410	5,160
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2017 and December 31, 2016, net income and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company's revenue is primarily comprised of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of ASU 2014-09. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements. The most significant impact of the update for the Company may be additional noninterest income disclosure requirements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. Upon the effective date, the fair value of the Company's loan portfolio will be presented using an exit price method. The Company has concluded that the remaining requirements of this update are not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company currently leases its main location and space for six other branch offices and operational departments under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU. The amount of assets and liabilities added to the balance sheet are not expected to have a material impact on the Company's consolidated financial statements per preliminary estimates.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The guidance in this update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows an entity to make an entity-wide accounting policy election to either estimate expected forfeitures or account for forfeitures as they occur. For public companies, the update was effective for annual periods beginning after December 15, 2016. Portions of the amended guidance were to be applied using a modified retrospective transition method, and others require prospective application. Upon adoption of this update on January 1, 2017, the Company made the accounting policy election to account for forfeitures as they occur. This resulted in no effect on the Company's consolidated financial statements, as prior stock-based compensation expense assumed no expected forfeitures. Also upon adoption, the Company changed the calculation of the assumed proceeds of the treasury stock method on a prospective basis to eliminate deferred taxes from the calculation. The net impact on the income statement is dependent upon the change in the Company's stock price from grant date to vesting date and cannot be predicted with any certainty. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense $285 for the nine months ended September 30, 2017.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted, including in an interim period. The amendments' presentation and disclosure guidance is required on a prospective basis. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$6,405	$5,813	$18,876	$16,985

Weighted average common shares outstanding	16,213	16,135	16,186	16,110
Weighted average effect of restricted stock units outstanding	118	51	127	47
Diluted weighted average common shares outstanding	16,331	16,186	16,313	16,157

Basic earnings per common share	$0.40	$0.36	$1.17	$1.05
Diluted earnings per common share	$0.39	$0.36	$1.16	$1.05
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	24	88	14	106

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,500	$—	$(11)	$2,489
State and political subdivisions	133,300	1,442	(486)	134,256
Collateralized mortgage obligations (1)	150,298	150	(1,081)	149,367
Mortgage-backed securities (1)	54,622	288	(123)	54,787
Asset-backed securities (2)	46,351	61	(139)	46,273
Trust preferred securities	2,130	—	(430)	1,700
Corporate notes	29,288	306	(92)	29,502
	$418,489	$2,247	$(2,362)	$418,374

Securities held to maturity:
State and political subdivisions	$45,597	$807	$(48)	$46,356

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,524	$69	$—	$2,593
State and political subdivisions	64,551	376	(591)	64,336
Collateralized mortgage obligations (1)	103,038	255	(1,343)	101,950
Mortgage-backed securities (1)	80,614	341	(797)	80,158
Trust preferred security	1,784	—	(534)	1,250
Corporate notes	10,326	25	(1)	10,350
	$262,837	$1,066	$(3,266)	$260,637

Securities held to maturity:
State and political subdivisions	$48,386	$70	$(667)	$47,789

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

Investment securities with an amortized cost of approximately $123,457 and $141,995 as of September 30, 2017 and December 31, 2016, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2017, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$2,117	$2,121
Due after one year through five years	5,633	5,660
Due after five years through ten years	43,213	43,819
Due after ten years	116,255	116,347
	167,218	167,947
Collateralized mortgage obligations, mortgage-backed and asset-backed securities	251,271	250,427
	$418,489	$418,374
The amortized cost and fair value of investment securities held to maturity as of September 30, 2017, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	September 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,595	1,600
Due after five years through ten years	24,936	25,364
Due after ten years	19,066	19,392
	$45,597	$46,356
The details of the sales of investment securities available for sale for the three and nine months ended September 30, 2017 and 2016 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$21,204	$—	$74,224	$1,544
Gross gains on sales	197	—	527	60
Gross losses on sales	—	—	104	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. government agencies and corporations	$2,489	$(11)	$—	$—	$2,489	$(11)
State and political subdivisions	54,004	(486)	—	—	54,004	(486)
Collateralized mortgage obligations	102,016	(830)	18,001	(251)	120,017	(1,081)
Mortgage-backed securities	27,500	(123)	—	—	27,500	(123)
Asset-backed securities	20,217	(139)	—	—	20,217	(139)
Trust preferred securities	—	—	1,700	(430)	1,700	(430)
Corporate notes	7,410	(92)	—	—	7,410	(92)
	$213,636	$(1,681)	$19,701	$(681)	$233,337	$(2,362)

Securities held to maturity:
State and political subdivisions	$1,658	$(7)	$1,755	$(41)	$3,413	$(48)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$34,903	$(591)	$—	$—	$34,903	$(591)
Collateralized mortgage obligations	75,771	(1,255)	2,538	(88)	78,309	(1,343)
Mortgage-backed securities	60,221	(797)	—	—	60,221	(797)
Trust preferred security	—	—	1,250	(534)	1,250	(534)
Corporate notes	1,499	(1)	—	—	1,499	(1)
	$172,394	$(2,644)	$3,788	$(622)	$176,182	$(3,266)

Securities held to maturity:
State and political subdivisions	$32,976	$(458)	$3,968	$(209)	$36,944	$(667)
As of September 30, 2017, the available for sale and held to maturity securities with unrealized losses included one U.S. government agency security, 89 state and political subdivision securities, 30 collateralized mortgage obligation securities, eight mortgage-backed securities, three asset-backed securities, one trust preferred security and two corporate notes. The Company believed the unrealized losses on investments available for sale and held to maturity as of September 30, 2017 were due to market conditions rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have OTTI as of September 30, 2017.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Commercial	$316,716	$334,014
Real estate:
Construction, land and land development	249,453	205,610
1-4 family residential first mortgages	49,369	47,184
Home equity	14,558	18,057
Commercial	820,144	788,000
Consumer and other loans	8,235	8,355
	1,458,475	1,401,220
Net unamortized fees and costs	(1,570)	(1,350)
	$1,456,905	$1,399,870
Real estate loans of approximately $710,000 and $680,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2017 and December 31, 2016, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $247 and $426 as of September 30, 2017 and December 31, 2016, respectively, and were included in nonaccrual loans. There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2017 and 2016. No TDR loans that were modified within the twelve months preceding September 30, 2017 and September 30, 2016 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$35	$35	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	94	94	—	108	108	—
Home equity	30	30	—	41	41	—
Commercial	247	247	—	335	335	—
Consumer and other loans	—	—	—	—	—	—
	371	371	—	519	519	—
With an allowance recorded:
Commercial	—	—	—	91	91	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	23	23	23	276	276	276
Commercial	123	123	123	136	136	136
Consumer and other loans	—	—	—	—	—	—
	146	146	146	503	503	503
Total:
Commercial	—	—	—	126	126	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	94	94	—	108	108	—
Home equity	53	53	23	317	317	276
Commercial	370	370	123	471	471	136
Consumer and other loans	—	—	—	—	—	—
	$517	$517	$146	$1,022	$1,022	$503

The balance of impaired loans at September 30, 2017 and December 31, 2016 was composed of 5 and 10 different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$24	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	11	—
1-4 family residential first mortgages	97	—	124	—	101	—	242	1
Home equity	29	—	—	—	33	—	—	—
Commercial	262	—	377	—	291	—	407	—
Consumer and other loans	—	—	—	—	—	—	—	—
	388	—	501	—	449	—	660	1
With an allowance recorded:
Commercial	62	—	130	—	78	—	135	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	157	—	254	—	223	—	261	—
Commercial	125	—	143	—	130	—	148	—
Consumer and other loans	—	—	—	—	—	—	—	—
	344	—	527	—	431	—	544	—
Total:
Commercial	62	—	130	—	102	—	135	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	11	—
1-4 family residential first mortgages	97	—	124	—	101	—	242	1
Home equity	186	—	254	—	256	—	261	—
Commercial	387	—	520	—	421	—	555	—
Consumer and other loans	—	—	—	—	—	—	—	—
	$732	$—	$1,028	$—	$880	$—	$1,204	$1

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$316,716	$—	$316,716
Real estate:
Construction, land and
land development	—	—	—	—	249,453	—	249,453
1-4 family residential
first mortgages	—	—	—	—	49,275	94	49,369
Home equity	3	—	—	3	14,502	53	14,558
Commercial	—	—	—	—	819,774	370	820,144
Consumer and other	—	—	—	—	8,235	—	8,235
Total	$3	$—	$—	$3	$1,457,955	$517	$1,458,475

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$109	$—	$—	$109	$333,779	$126	$334,014
Real estate:
Construction, land and
land development	—	—	—	—	205,610	—	205,610
1-4 family residential
first mortgages	64	—	—	64	47,012	108	47,184
Home equity	—	—	—	—	17,740	317	18,057
Commercial	—	—	—	—	787,529	471	788,000
Consumer and other	—	—	—	—	8,355	—	8,355
Total	$173	$—	$—	$173	$1,400,025	$1,022	$1,401,220

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$314,078	$560	$2,078	$—	$316,716
Real estate:
Construction, land and land development	249,308	145	—	—	249,453
1-4 family residential first mortgages	48,564	552	253	—	49,369
Home equity	14,377	56	125	—	14,558
Commercial	800,622	18,246	1,276	—	820,144
Consumer and other	8,196	39	—	—	8,235
Total	$1,435,145	$19,598	$3,732	$—	$1,458,475

	December 31, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$329,366	$3,303	$1,345	$—	$334,014
Real estate:
Construction, land and land development	204,572	—	1,038	—	205,610
1-4 family residential first mortgages	46,278	798	108	—	47,184
Home equity	17,646	—	411	—	18,057
Commercial	769,010	18,392	598	—	788,000
Consumer and other	8,355	—	—	—	8,355
Total	$1,375,227	$22,493	$3,500	$—	$1,401,220
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

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5, and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of criticized loans.

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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,802	$2,552	$350	$372	$9,307	$103	$16,486
Charge-offs	(3)	—	—	(176)	—	—	(179)
Recoveries	34	—	8	5	3	1	51
Provision (1)	(165)	170	(24)	16	1	2	—
Ending balance	$3,668	$2,722	$334	$217	$9,311	$106	$16,358

	Three Months Ended September 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,441	$2,804	$393	$483	$7,606	$102	$15,829
Charge-offs	(25)	(140)	—	—	—	(6)	(171)
Recoveries	53	—	37	6	4	—	100
Provision (1)	(318)	8	(84)	(25)	621	(2)	200
Ending balance	$4,151	$2,672	$346	$464	$8,231	$94	$15,958

	Nine Months Ended September 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(196)	—	—	(176)	—	—	(372)
Recoveries	174	398	10	20	9	7	618
Provision (1)	(191)	(315)	7	(105)	605	(1)	—
Ending balance	$3,668	$2,722	$334	$217	$9,311	$106	$16,358

	Nine Months Ended September 30, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	(25)	(140)	(93)	—	—	(6)	(264)
Recoveries	194	56	58	30	10	7	355
Provision (1)	(387)	418	(127)	(47)	967	76	900
Ending balance	$4,151	$2,672	$346	$464	$8,231	$94	$15,958

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$23	$123	$—	$146
Collectively evaluated for impairment	3,668	2,722	334	194	9,188	106	16,212
Total	$3,668	$2,722	$334	$217	$9,311	$106	$16,358

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$—	$276	$136	$—	$503
Collectively evaluated for impairment	3,790	2,639	317	202	8,561	100	15,609
Total	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$94	$53	$370	$—	$517
Collectively evaluated for impairment	316,716	249,453	49,275	14,505	819,774	8,235	1,457,958
Total	$316,716	$249,453	$49,369	$14,558	$820,144	$8,235	$1,458,475

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$126	$—	$108	$317	$471	$—	$1,022
Collectively evaluated for impairment	333,888	205,610	47,076	17,740	787,529	8,355	1,400,198
Total	$334,014	$205,610	$47,184	$18,057	$788,000	$8,355	$1,401,220

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5.  Long-Term Debt

On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining outstanding principal balance of $3,000. The additional borrowing was used to make a capital injection into the Company's subsidiary, West Bank. Principal and interest under the term note are payable quarterly over five years. Required quarterly principal payments are $625, with the balance due at maturity. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate. The interest rate was 3.18 percent at September 30, 2017. In the case of an event of default, the unaffiliated commercial bank may accelerate the payment of the loan. The loan is secured by 100 percent of the stock of West Bank.

6. Derivatives

The Company has entered into various forward-starting interest rate swap transactions to effectively convert variable rate FHLB advances and junior subordinated notes to fixed rate debt as of forward-starting dates. The swap transactions were designated as cash flow hedges. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020. An interest rate swap with a notional amount of $30,000 became effective in December 2015. Another interest rate swap, with a notional amount of $20,000, has a forward-starting date in September 2018. No amount of ineffectiveness was included in net income for the nine months ended September 30, 2017 or 2016, and the Company estimates there will be approximately $373 of cash payments and reclassification from accumulated other comprehensive income to interest expense through the 12 months ended September 30, 2018. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both September 30, 2017 and December 31, 2016, the Company pledged $470 of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $720 and $1,070 at September 30, 2017 and December 31, 2016, respectively.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2017 and December 31, 2016.

Interest Rate Swap	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2017
Interest rate swap	$30,000	$(351)	Other Liabilities	1.64%	2.52%	9/21/2020
Interest rate swap(1)	20,000	786	Other Assets	—	4.81%	9/30/2026
December 31, 2016
Interest rate swap	30,000	(496)	Other Liabilities	1.30%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,068	Other Assets	—	4.81%	9/30/2026
(1) This swap is a forward-starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.

The following table identifies the pre-tax losses recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2017 and 2016.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pre-tax (Loss)
	Recognized		Amount of		Amount of
Interest Rate Swap	in OCI	Category	(Loss)	Category	Gain (Loss)
September 30, 2017	$(376)	Interest Expense	$(321)	Other Income	$—
September 30, 2016	(889)	Interest Expense	(444)	Other Income	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Deferred Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$6,216	$6,123
Net unrealized losses on securities available for sale	15	719
Intangibles	231	462
Accrued expenses	499	706
Restricted stock compensation	564	446
State net operating loss carryforward	1,339	1,271
Other	137	190
	9,001	9,917
Deferred tax liabilities:
Net deferred loan fees and costs	289	321
Net unrealized gains on interest rate swaps	59	80
Premises and equipment	1,227	1,027
Other	226	261
	1,801	1,689
Net deferred tax assets before valuation allowance	7,200	8,228
Valuation allowance	(1,339)	(1,271)
Net deferred tax assets	$5,861	$6,957
The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2019 and thereafter.

8.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017 and 2016.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	2,958	(550)	2,408
Amounts reclassified from accumulated other comprehensive income	(113)	275	162
Net current period other comprehensive income (loss)	2,845	(275)	2,570
Balance, September 30, 2016	$3,187	$(1,047)	$2,140

Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive income (loss) before reclassifications	1,556	(233)	1,323
Amounts reclassified from accumulated other comprehensive income	(408)	199	(209)
Net current period other comprehensive income (loss)	1,148	(34)	1,114
Balance, September 30, 2017	$(24)	$96	$72

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

9.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Commitments to extend credit	$597,325	$614,681
Standby letters of credit	5,424	5,487
	$602,749	$620,168
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At September 30, 2017, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $125. The outstanding balance of mortgage loans sold under the MPF Program was $98,353 and $112,084 at September 30, 2017 and December 31, 2016, respectively.

Contractual commitments: The Company has remaining commitments to invest in qualified affordable housing projects totaling $6,253 and $5,768 as of September 30, 2017 and December 31, 2016, respectively.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2017.

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

Derivative instruments: The Company's derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,489	$—	$2,489	$—
State and political subdivisions	134,256	—	134,256	—
Collateralized mortgage obligations	149,367	—	149,367	—
Mortgage-backed securities	54,787	—	54,787	—
Asset-backed securities	46,273	—	46,273	—
Trust preferred securities	1,700	—	1,700	—
Corporate notes	29,502	29,202	300	—
Derivative instrument, interest rate swap	786	—	786	—

Financial liabilities:
Derivative instrument, interest rate swap	$351	$—	$351	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,593	$—	$2,593	$—
State and political subdivisions	64,336	—	64,336	—
Collateralized mortgage obligations	101,950	—	101,950	—
Mortgage-backed securities	80,158	—	80,158	—
Trust preferred security	1,250	—	1,250	—
Corporate notes	10,350	10,050	300	—
Derivative instrument, interest rate swap	1,068	—	1,068	—

Financial liabilities:
Derivative instrument, interest rate swap	$496	$—	$496	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both September 30, 2017 and December 31, 2016, impaired loans for which a fair value adjustment was recorded were recorded at a net value of $0.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2017 and December 31, 2016.

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$33,560	$33,560	$40,943	$40,943
Federal funds sold	Level 1	5,937	5,937	35,893	35,893
Investment securities available for sale	See previous table	418,374	418,374	260,637	260,637
Investment securities held to maturity	Level 2	45,597	46,356	48,386	47,789
Federal Home Loan Bank stock	Level 1	12,256	12,256	10,771	10,771
Loans, net(1)	Level 2	1,440,547	1,439,084	1,383,758	1,382,569
Accrued interest receivable	Level 1	6,636	6,636	5,321	5,321
Interest rate swap	Level 2	786	786	1,068	1,068
Financial liabilities:
Deposits	Level 2	$1,651,266	$1,651,307	$1,546,605	$1,546,307
Federal funds purchased	Level 1	925	925	9,690	9,690
Short-term borrowings	Level 1	48,000	48,000	—	—
Subordinated notes, net	Level 2	20,408	14,021	20,398	12,703
Federal Home Loan Bank advances, net	Level 2	101,005	101,113	99,886	99,959
Long-term debt, net	Level 2	24,195	24,134	5,126	5,054
Accrued interest payable	Level 1	616	616	280	280
Interest rate swap	Level 2	351	351	496	496
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

(1) All loans are Level 2 except impaired loans with a net value of $0 as of both September 30, 2017 and December 31, 2016, which are Level 3.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income, net interest margin and efficiency ratio on an FTE basis to GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,031	$14,721	$44,513	$42,693
Tax-equivalent adjustment (1)	677	639	1,892	1,994
Net interest income on an FTE basis (non-GAAP)	$15,708	$15,360	$46,405	$44,687
Average interest-earning assets	$1,882,837	$1,745,878	$1,820,997	$1,699,703
Net interest margin on an FTE basis (non-GAAP)	3.31%	3.50%	3.41%	3.51%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$15,708	$15,360	$46,405	$44,687
Noninterest income	2,264	1,919	6,740	6,052
Less: realized investment securities gains, net	(197)	—	(423)	(60)
Plus: losses on disposal of premises and equipment, net	10	—	25	—
Adjusted income	$17,785	$17,279	$52,747	$50,679
Noninterest expense	$8,020	$7,993	$24,235	$23,611
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	45.10%	46.25%	45.95%	46.59%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.
(2) Efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results, as it enhances the comparability of income and expenses arising from taxable and nontaxable sources.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation. Results of operations for the three and nine months ended September 30, 2017 are compared to the results for the same periods in 2016, and the consolidated financial condition of the Company as of September 30, 2017 is compared to December 31, 2016. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended September 30, 2017 was $6,405, or $0.39 per diluted common share, compared to $5,813, or $0.36 per diluted common share for the three months ended September 30, 2016. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2017 were 1.29 and 14.41 percent, respectively, compared to 1.26 and 14.20 percent, respectively, for the three months ended September 30, 2016.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The increase in net income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the combination of higher net interest income, growth in noninterest income and a decrease in the provision for loan losses. Noninterest expense for the three months ended September 30, 2017 held steady compared to the same period in 2016.

Net interest income for the three months ended September 30, 2017 grew $310, or 2.1 percent, compared to the three months ended September 30, 2016. The increase in net interest income was driven by a $47,008, or 3.4 percent, increase in average loans outstanding and a $68,071, or 19.7 percent, increase in average investment securities held for the three months ended September 30, 2017 compared to the same time period in 2016. Partially offsetting the increase in interest income was an increase of $1,236 in interest expense on deposits, primarily due to higher interest rates paid on certain deposit products. The Company recorded no provision for loan losses for the three months ended September 30, 2017 compared to a $200 provision in the three months ended September 30, 2016.

Noninterest income grew $345, or 18.0 percent, during the three months ended September 30, 2017 compared to the same time period in 2016, mainly as the result of net gains on sales of investment securities and an increase in trust revenue.

Net income for the nine months ended September 30, 2017 was $18,876, or $1.16 per diluted common share, compared to $16,985, or $1.05 per diluted common share, for the nine months ended September 30, 2016. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2017 were 1.32 and 14.69 percent, respectively, compared to 1.26 and 14.29 percent, respectively, for the first nine months of 2016.

The increase in net income for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to growth in net interest income associated with loan growth that exceeded the increase in interest expense on deposits, a decrease in the provision for loan losses and an increase in noninterest income. Partially offsetting these positive changes for the first nine months of 2017 compared to the first nine months of 2016 was a 2.6 percent increase in noninterest expense.

Net interest income for the nine months ended September 30, 2017 grew $1,820, or 4.3 percent, compared to the nine months ended September 30, 2016. The increase in net interest income was primarily due to the $113,699 increase in average loans outstanding for the first nine months of 2017 compared to the first nine months of 2016. During the nine months ended September 30, 2017, interest expense on deposits increased $2,683 compared to the nine months ended September 30, 2016, mainly due to increased interest rates on certain money market deposit products and certificates of deposit as a result of rising market rates. The Company recorded no provision for loan losses for the nine months ended September 30, 2017 compared to a $900 provision in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the allowance for loan losses grew $246 as a result of net recoveries on previously charged off loans exceeding current year charge-offs.

Noninterest income increased $688, or 11.4 percent, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to net gains on sales of investment securities, an increase in trust revenue and a nonrecurring gain on an asset sale. Noninterest expense grew $624 during the first nine months of 2017, primarily due to an increase in salaries and benefit costs.

Total loans outstanding increased $57,035, or 4.1 percent, during the first nine months of 2017. Management believes the loan pipeline is strong and that loan growth will continue in all three of our markets during the remainder of 2017. The credit quality of the loan portfolio remained strong as evidenced by the Company's Texas ratio, which was 0.27 percent as of September 30, 2017. As of September 30, 2017, the allowance for loan losses was 1.12 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 companies. The group of 16 Midwestern, publicly traded peer financial institutions against which we compare our performance each quarter consists of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., Southwest Bancorp and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the six months ended June 30, 2017 (latest data available), the Company's metrics for the nine months ended September 30, 2017 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher return on average assets.

	West Bancorporation, Inc.	Peer Group Range
	Nine months ended September 30, 2017	Six months ended June 30, 2017
Return on average assets	1.32%	0.56% - 1.75%
Return on average equity	14.69%	4.37% - 12.13%
Efficiency ratio*(1)	45.95%	54.04% - 73.76%
Texas ratio*	0.27%	3.78% - 23.16%
* A lower ratio is more desirable.
(1) The efficiency ratio is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

In July 2017, the Company was included on Bank Director Magazine's 2017 Bank Performance Scorecard listing of the top performing publicly traded banks in the nation with assets of $1 billion to $5 billion. The ranking was based on five key metrics that measured performance for 2016. The Company was ranked No. 6 in the nation.

At its meeting on October 25, 2017, the Board of Directors declared a quarterly dividend of $0.18 per common share. The dividend is payable on November 22, 2017, to stockholders of record as of November 8, 2017. The dividend was increased by $0.01 to the $0.18 level for the dividend declared in April 2017 and represents the highest quarterly dividend ever paid by the Company.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2017 compared with the same periods in 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	Change %	2017	2016	Change	Change %
Net income	$6,405	$5,813	$592	10.18%	$18,876	$16,985	$1,891	11.13%
Average assets	1,969,547	1,838,125	131,422	7.15%	1,911,391	1,794,777	116,614	6.50%
Average stockholders' equity	176,308	162,867	13,441	8.25%	171,827	158,821	13,006	8.19%

Return on average assets	1.29%	1.26%	0.03%		1.32%	1.26%	0.06%
Return on average equity	14.41%	14.20%	0.21%		14.69%	14.29%	0.40%
Net interest margin (1)	3.31%	3.50%	(0.19)%		3.41%	3.51%	(0.10)%
Efficiency ratio (1) (2)	45.10%	46.25%	(1.15)%		45.95%	46.59%	(0.64)%
Dividend payout ratio	45.57%	47.19%	(1.62)%		45.46%	47.43%	(1.97)%
Average equity to average assets ratio	8.95%	8.86%	0.09%		8.99%	8.85%	0.14%

					As of September 30,
					2017	2016	Change
Texas ratio (2)					0.27%	0.55%	(0.28)%
Equity to assets ratio					8.77%	9.03%	(0.26)%
Tangible common equity ratio					8.77%	9.03%	(0.26)%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2017	2016	Change	Change- %	2017	2016	Change	Change- %	2017	2016	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$308,585	$365,632	$(57,047)	(15.60)%	$3,452	$3,874	$(422)	(10.89)%	4.44%	4.22%	0.22%
Real estate (3)	1,109,041	1,003,492	105,549	10.52%	12,503	11,166	1,337	11.97%	4.47%	4.43%	0.04%
Consumer and other	8,489	9,983	(1,494)	(14.97)%	88	102	(14)	(13.73)%	4.09%	4.06%	0.03%
Total loans	1,426,115	1,379,107	47,008	3.41%	16,043	15,142	901	5.95%	4.46%	4.37%	0.09%

Investment securities:
Taxable	259,225	230,054	29,171	12.68%	1,489	991	498	50.25%	2.30%	1.72%	0.58%
Tax-exempt (3)	154,834	115,934	38,900	33.55%	1,569	1,176	393	33.42%	4.05%	4.06%	(0.01)%
Total investment securities	414,059	345,988	68,071	19.67%	3,058	2,167	891	41.12%	2.95%	2.50%	0.45%

Federal funds sold	42,663	20,783	21,880	105.28%	136	26	110	423.08%	1.27%	0.51%	0.76%
Total interest-earning assets (3)	$1,882,837	$1,745,878	$136,959	7.84%	19,237	17,335	1,902	10.97%	4.05%	3.95%	0.10%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,081,227	$944,809	$136,418	14.44%	1,686	678	1,008	148.67%	0.62%	0.29%	0.33%
Time deposits	159,949	110,223	49,726	45.11%	422	194	228	117.53%	1.04%	0.70%	0.34%
Total deposits	1,241,176	1,055,032	186,144	17.64%	2,108	872	1,236	141.74%	0.67%	0.33%	0.34%
Other borrowed funds	150,548	132,583	17,965	13.55%	1,421	1,103	318	28.83%	3.75%	3.31%	0.44%
Total interest-bearing
liabilities	$1,391,724	$1,187,615	$204,109	17.19%	3,529	1,975	1,554	78.68%	1.01%	0.66%	0.35%

Tax-equivalent net interest income (FTE) (4)					$15,708	$15,360	$348	2.27%
Net interest spread (FTE)									3.04%	3.29%	(0.25)%
Net interest margin (FTE) (4)									3.31%	3.50%	(0.19)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2017	2016	Change	Change- %	2017	2016	Change	Change- %	2017	2016	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$326,090	$361,315	$(35,225)	(9.75)%	$10,556	$11,377	$(821)	(7.22)%	4.33%	4.21%	0.12%
Real estate (3)	1,100,526	951,226	149,300	15.70%	36,692	31,768	4,924	15.50%	4.46%	4.46%	—%
Consumer and other	8,340	8,716	(376)	(4.31)%	251	257	(6)	(2.33)%	4.02%	3.94%	0.08%
Total loans	1,434,956	1,321,257	113,699	8.61%	47,499	43,402	4,097	9.44%	4.43%	4.39%	0.04%

Investment securities:
Taxable	230,060	243,811	(13,751)	(5.64)%	3,755	3,222	533	16.54%	2.18%	1.76%	0.42%
Tax-exempt (3)	129,808	120,049	9,759	8.13%	3,932	3,742	190	5.08%	4.04%	4.16%	(0.12)%
Total investment securities	359,868	363,860	(3,992)	(1.10)%	7,687	6,964	723	10.38%	2.85%	2.55%	0.30%

Federal funds sold	26,173	14,586	11,587	79.44%	223	57	166	291.23%	1.14%	0.53%	0.61%
Total interest-earning assets (3)	$1,820,997	$1,699,703	$121,294	7.14%	55,409	50,423	4,986	9.89%	4.07%	3.96%	0.11%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,030,095	$909,950	$120,145	13.20%	4,107	1,842	2,265	122.96%	0.53%	0.27%	0.26%
Time deposits	139,964	110,218	29,746	26.99%	977	559	418	74.78%	0.93%	0.68%	0.25%
Total deposits	1,170,059	1,020,168	149,891	14.69%	5,084	2,401	2,683	111.75%	0.58%	0.31%	0.27%
Other borrowed funds	146,583	138,687	7,896	5.69%	3,920	3,335	585	17.54%	3.58%	3.21%	0.37%
Total interest-bearing
liabilities	$1,316,642	$1,158,855	$157,787	13.62%	9,004	5,736	3,268	56.97%	0.91%	0.66%	0.25%

Tax-equivalent net interest income (FTE) (4)					$46,405	$44,687	$1,718	3.84%
Net interest spread (FTE)									3.16%	3.30%	(0.14)%
Net interest margin (FTE) (4)									3.41%	3.51%	(0.10)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by 25 basis points in each of December 2016, March 2017 and June 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2017 declined 19 and 10 basis points, respectively, compared to the three and nine months ended September 30, 2016. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on certain deposit categories and an increase in the variable rates paid on other borrowed funds, partially offset by an increase in yield on loans and investment securities. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and nine months ended September 30, 2017 increased $348 and $1,718, respectively, compared to the same time periods in 2016. The increase in net interest income for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was largely due to the increase in average outstanding loans and an increase in yield on investment securities. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2017. Management continually develops and applies strategies to attempt to maintain the net interest margin.

Tax-equivalent interest income on loans increased $901 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, tax-equivalent interest income on loans increased $4,097 compared to the same time period in 2016. The improvement for both time periods was primarily due to the increase in average loan balances outstanding. The average yields on loans increased by nine and four basis points, respectively, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was higher during the three months ended September 30, 2017 than during the same period in 2016 as a result of significant investment purchase activity during the second and third quarters of 2017. The average balance of investment securities was slightly lower during the nine months ended September 30, 2017 than during the same period in 2016. The purchase activity in 2017 focused on higher yielding bonds within the existing risk profile and was the result of growth in deposits and the reinvestment of proceeds from sales and principal paydowns of investment securities. In certain cases, securities were sold and the funds were reinvested in securities with higher rates while slightly extending the duration of the portfolio, which is expected to improve the yield on the investment portfolio in future periods. The overall portfolio yield increased 45 and 30 basis points, respectively, for the three and nine months ended September 30, 2017 compared to the same periods last year.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, partially due to an increase in average balances of money market accounts, including public funds from municipalities. In addition, approximately $76,000 of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits for the three and nine months ended September 30, 2017 increased 33 and 26 basis points, respectively, compared to the three and nine months ended September 30, 2016. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to the Federal Reserve System's rate increases. The average balance of time deposits increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase was primarily due to the shift of demand and savings account balances to higher interest rate time deposits. Interest rates on time deposits increased 34 and 25 basis points, respectively, for the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average rate paid on other borrowed funds increased 44 and 37 basis points, respectively, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increase in the average rate paid was due to increases in rates for variable rate FHLB advances, the subordinated notes and long-term debt. The Company borrowed an additional $22,000 in long-term borrowings in May 2017 resulting in an increase in the average balance of other borrowed funds.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the evaluation, no provision was recorded for either the three or nine months ended September 30, 2017, as 2017 year-to-date recoveries on previously charged off loans exceeded year-to-date charge-offs and were sufficient to increase the allowance for loan losses to a level deemed appropriate in relation to the 2017 year-to-date loan growth and credit quality. The provision for loan losses for the three and nine months ended September 30, 2016 was $200 and $900, respectively.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Balance at beginning of period	$16,486	$15,829	$657	$16,112	$14,967	$1,145
Charge-offs	(179)	(171)	(8)	(372)	(264)	(108)
Recoveries	51	100	(49)	618	355	263
Net (charge-offs) recoveries	(128)	(71)	(57)	246	91	155
Provision for loan losses charged to operations	—	200	(200)	—	900	(900)
Balance at end of period	$16,358	$15,958	$400	$16,358	$15,958	$400

Average loans outstanding	$1,426,115	$1,379,107		$1,434,956	$1,321,257

Ratio of annualized net charge-offs (recoveries) during the period to average loans outstanding	0.04%	0.02%		(0.02)%	(0.01)%

Ratio of allowance for loan losses to average loans outstanding	1.15%	1.16%		1.14%	1.21%
In general, the U.S. economy is growing, but at a slower rate than was considered normal before the financial crisis. Average monthly job growth through August 2017 was approximately 177,000, while the national unemployment rate has declined slightly to 4.2 percent as of September 30, 2017, the lowest level since May 2007. The U.S. economy lost 33,000 jobs in September 2017, primarily in the leisure and hospitality industries, that were attributed to Hurricanes Irma and Harvey. Activity in the housing market continues at a moderate pace. Interest rates are expected to continue to gradually rise. The economic environments in Iowa and Minnesota continue to improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2016. In the first nine months of 2017, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. Loan growth in the first nine months of 2017 resulted in the portion of the allowance for loan losses related to loans collectively evaluated for impairment to increase $603 to a total of $16,212, or 1.11 percent, as of September 30, 2017 compared to $15,609, or 1.11 percent, as of December 31, 2016. Management believed the resulting allowance for loan losses as of September 30, 2017 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended September 30,
Noninterest income:	2017	2016	Change	Change %
Service charges on deposit accounts	$715	$632	$83	13.13%
Debit card usage fees	435	450	(15)	(3.33)%
Trust services	436	355	81	22.82%
Increase in cash value of bank-owned life insurance	167	160	7	4.38%
Realized investment securities gains, net	197	—	197	N/A
Other income:
Discount on purchased income tax credits	36	8	28	350.00%
All other income	278	314	(36)	(11.46)%
Total other income	314	322	(8)	(2.48)%
Total noninterest income	$2,264	$1,919	$345	17.98%

	Nine Months Ended September 30,
Noninterest income:	2017	2016	Change	Change %
Service charges on deposit accounts	$1,946	$1,847	$99	5.36%
Debit card usage fees	1,333	1,372	(39)	(2.84)%
Trust services	1,264	946	318	33.62%
Increase in cash value of bank-owned life insurance	484	492	(8)	(1.63)%
Gain from bank-owned life insurance	307	443	(136)	(30.70)%
Realized investment securities gains, net	423	60	363	605.00%
Other income:
Discount on purchased income tax credits	117	43	74	172.09%
Gain on sale of other assets	88	—	88	N/A
All other income	778	849	(71)	(8.36)%
Total other income	983	892	91	10.20%
Total noninterest income	$6,740	$6,052	$688	11.37%
The increase in service charges on deposit accounts for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was driven by the March and April 2017 realignment and simplification of the retail checking account products provided to our customers. We expect to see higher retail service charge income for the remainder of 2017 compared to the same period in 2016, but we cannot predict how customers may modify their banking behavior in response to the change in checking account terms related to the product realignment. During the three and nine months ended September 30, 2017, nonsufficient funds fees declined $33 and $86, respectively, compared to the same time periods in 2016, consistent with the trend of the past several years.

Revenue from trust services was higher during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 due to the combination of a higher amount of one-time estate fees and asset growth achieved through ongoing business development efforts.

Gain from bank-owned life insurance was recognized for both the nine months ended September 30, 2017 and 2016, but not during the three months ended September 30, 2017 and 2016.

The Company recognized net gains on sales of investment securities in the three and nine months ended September 30, 2017, as the Company took advantage of the opportunity to sell various types of investment securities available for sale at gains and reinvested the proceeds in higher yielding securities with similar risk profiles and slightly longer durations.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Total revenue from discounts on purchased transferable State of Iowa income tax credits increased for the three and nine months ended September 30, 2017 compared to the same time periods in 2016. During the second quarter of 2017, the Company entered into agreements to purchase additional discounted transferable income tax credits and expects to recognize total income from discounts of approximately $153 for the year ended December 31, 2017. The Company reviews opportunities to acquire transferable State of Iowa income tax credits at favorable discounts as they are presented and as they are aligned with our projected ability to utilize them.

Gain on sale of other assets for the nine months ended September 30, 2017 included a nonrecurring gain of $88 in June 2017 related to a final payment received from the 2015 sale of SmartyPig, LLC.

All other income declined during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, primarily due to a lower level of letter of credit fees and small losses on equipment disposals.

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

	Three Months Ended September 30,
Noninterest expense:	2017	2016	Change	Change %
Salaries and employee benefits	$4,430	$4,154	$276	6.64%
Occupancy	1,087	1,038	49	4.72%
Data processing	635	643	(8)	(1.24)%
FDIC insurance expense	151	272	(121)	(44.49)%
Professional fees	184	189	(5)	(2.65)%
Director fees	240	202	38	18.81%
Other expenses:
Business development	191	157	34	21.66%
Insurance expense	89	88	1	1.14%
Investment advisory fees	22	124	(102)	(82.26)%
Charitable contributions	180	—	180	N/A
Postage and courier	72	79	(7)	(8.86)%
Trust	124	106	18	16.98%
Consulting fees	60	91	(31)	(34.07)%
Miscellaneous losses	(5)	247	(252)	(102.02)%
Low income housing projects amortization	102	99	3	3.03%
All other	458	504	(46)	(9.13)%
Total other	1,293	1,495	(202)	(13.51)%
Total noninterest expense	$8,020	$7,993	$27	0.34%

	Nine Months Ended September 30,
Noninterest expense:	2017	2016	Change	Change %
Salaries and employee benefits	$13,216	$12,644	$572	4.52%
Occupancy	3,315	2,972	343	11.54%
Data processing	2,031	1,849	182	9.84%
FDIC insurance expense	514	714	(200)	(28.01)%
Professional fees	725	619	106	17.12%
Director fees	697	672	25	3.72%
Other expenses:
Business development	609	574	35	6.10%
Insurance expense	267	256	11	4.30%
Investment advisory fees	89	397	(308)	(77.58)%
Charitable contributions	180	—	180	N/A
Postage and courier	238	241	(3)	(1.24)%
Trust	339	310	29	9.35%
Consulting fees	213	238	(25)	(10.50)%
Miscellaneous losses	(1)	246	(247)	(100.41)%
Low income housing projects amortization	322	305	17	5.57%
All other	1,481	1,574	(93)	(5.91)%
Total other	3,737	4,141	(404)	(9.76)%
Total noninterest expense	$24,235	$23,611	$624	2.64%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and nine months ended September 30, 2017 when compared to the three and nine months ended September 30, 2016, mainly as the result of an increase in the price of Company common stock, which increased stock-based employee compensation costs.

When compared with the three and nine months ended September 30, 2016, occupancy costs increased for the three and nine months ended September 30, 2017, partially as the result of operating costs associated with the new Rochester, Minnesota, office, which opened in November 2016. Also impacting the increase in occupancy costs compared to the prior year was a first quarter 2016 one-time reversal of previously accrued rent related to the terms of the previous lease for the Waukee, Iowa, branch facility at the time the branch was acquired in February 2016.

The increase in data processing expense for the nine months ended September 30, 2017 compared to the same time period in 2016 was primarily because of costs associated with upgrading credit analysis software, one-time costs associated with revising the retail checking account products, ongoing enhancements and monitoring tools for maintaining security, and an annual-inflation-rate-based contractual increase in fees paid to our core applications systems service provider.

FDIC insurance expense declined for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The FDIC assessment rate calculation includes a series of risk-based factors. As a result of the May 2017 capital injection of $40,000 into West Bank, the capital ratio component improved enough to reduce the assessment rate to the minimum level established by the FDIC. Management believes the assessment rate will remain at the minimum level throughout the remainder of 2017 and into 2018.

Professional fees increased for the nine months ended September 30, 2017 compared to the same time period in 2016, chiefly due to increased costs associated with preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan and filing a new shelf registration statement with the Securities and Exchange Commission (which allows us to issue registered equity and debt instruments) and due to higher legal fees at West Bank.

The increase in business development expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was the result of efforts to cultivate new and expanded customer relationships.

Investment advisory fees declined for the three and nine months ended September 30, 2017 as contrasted with the same time periods in 2016, mainly as a result of bringing the administration of the investment portfolio in-house, effective October 1, 2016. The Company also pays an administrative fee to an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. That administrative fee has declined as the result of holding a lower level of those loans.

Charitable contributions increased for the three and nine months ended September 30, 2017 compared to the same time periods in 2016 due to the accrual of the normal annual contribution to the West Bancorporation Foundation.

The increase in trust expense in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 is commensurate with the increase in the growth in trust assets.

Consulting fees declined in the three and nine months ended September 30, 2017, as the 2016 expense included data analysis costs associated with a class action litigation matter, which was settled in the third quarter of 2016. Miscellaneous losses declined in 2017, as the three and nine months ended September 30, 2016 included a $250 settlement of the previously mentioned class action litigation. An offsetting $300 insurance reimbursement of litigation costs was received in the fourth quarter of 2016.

All other expenses declined for the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to the elimination of certain costs related to a retail deposit product, and first quarter 2016 included a one-time cost associated with a bank-owned life insurance claim.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Income Tax Expense

The Company recorded income tax expense of $2,870 (30.9 percent of pre-tax income) and $8,142 (30.1 percent of pre-tax income) for the three and nine months ended September 30, 2017, respectively, compared with $2,634 (31.2 percent of pre-tax income) and $7,249 (29.9 percent of pre-tax income) for the three and nine months ended September 30, 2016. The Company's consolidated income tax rate differs from the federal statutory income tax rate, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, and state income taxes.

Two other items significantly impacted the effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), effective January 1, 2017, simplified the recording of income taxes related to vesting of equity compensation. The impact of an increase in the fair value of restricted stock over the vesting period is now recorded as a reduction in income tax expense rather than as additional paid-in capital. During the nine months ended September 30, 2017, a tax benefit of $285 was recorded as a result of this change in accounting method. By comparison, the tax benefit recorded in additional paid-in capital for the nine months ended September 30, 2016 was $105. The tax rate for the first nine months of 2017 and 2016 was also impacted by year-to-date federal low income housing tax credits of approximately $308 and $262, respectively.

FINANCIAL CONDITION

The Company had total assets of $2,030,348 as of September 30, 2017, an increase of 9.5 percent compared to total assets of $1,854,204 as of December 31, 2016. The most significant changes in the balance sheet were increases in investment securities available for sale, loans, deposits, short-term borrowings and long-term debt, and a decline in cash and cash equivalents. A summary of changes in the balance sheet components is provided below.

Investment Securities

The balance of investment securities available for sale increased by $157,737 during the nine months ended September 30, 2017. State and political subdivision securities increased by $69,920, corporate notes increased by $19,152, and government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities increased by a total of $68,319 during the nine months ended September 30, 2017. The Company purchased $267,133 of investment securities available for sale during the nine months ended September 30, 2017. Securities sold totaled $74,224, and the proceeds were primarily reinvested in higher yielding securities that have a similar risk profile. The remaining purchases included the reinvestment of normal principal paydowns, calls and maturities, as well as investing the growth in deposits. The overall mix of the entire investment portfolio did not change significantly as a result of this activity.

As of September 30, 2017, approximately 60 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $57,035, from $1,399,870 as of December 31, 2016 to $1,456,905 as of September 30, 2017. Growth in the loan portfolio during the first nine months of 2017 was primarily the result of increases of $43,843 in construction loans and $32,144 in commercial real estate loans. This growth was partially offset by a decrease of $17,298 in commercial loans that included a $16,556 reduction in public company floating rate loans purchased from a third-party asset manager. The Company continues to focus on business development efforts in all of its markets. Management believes loan growth will continue in all three of our markets during the remainder of 2017.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.27 percent as of September 30, 2017, compared to 0.56 percent as of December 31, 2016. The ratio for both dates was significantly better than the June 30, 2017 peer group average (latest data available), which was approximately 8.57 percent, according to data in the June 2017 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	September 30, 2017	December 31, 2016	Change
Nonaccrual loans	$517	$1,022	$(505)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	517	1,022	(505)
Other real estate owned	—	—	—
Total nonperforming assets	$517	$1,022	$(505)

Nonperforming loans to total loans	0.04%	0.07%	(0.03)%
Nonperforming assets to total assets	0.03%	0.06%	(0.03)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There was one TDR loan as of September 30, 2017 with a balance of $247, and two TDR loans as of December 31, 2016 with an aggregate balance of $426, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Notes 4 and 10 to the financial statements.

Deposits

Deposits increased $104,661 during the first nine months of 2017, or 6.8 percent, compared to December 31, 2016.  Interest-bearing demand accounts increased $45,564, and noninterest-bearing demand accounts declined $94,686, from December 31, 2016 to September 30, 2017. Savings deposits, which include money market and insured cash sweep money market accounts, increased $108,233 from December 31, 2016 to September 30, 2017. Approximately $76,000 of noninterest-bearing accounts was reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring. Other balance fluctuations were primarily due to business development efforts and normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $45,550 during the first nine months of 2017, primarily due to customers moving balances from savings accounts, including money market accounts, to higher interest rate time deposits. As of September 30, 2017, a significant related party relationship maintained total deposit balances with West Bank of approximately $146,000.

Borrowings

Short-term borrowings, in the form of overnight funding, increased to $48,000 as of September 30, 2017 from $0 as of December 31, 2016. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments. The investment portfolio was increased during the third quarter of 2017 in anticipation of known deposit increases coming in the fourth quarter. Overnight borrowings funded those investments in the interim.

Long-term debt increased $19,069 during the first nine months of 2017. On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $3,000. The additional borrowing was used to make a capital injection into the Company's subsidiary, West Bank. Principal and interest under the term note are payable quarterly over five years. Required quarterly principal payments are $625, with the balance due at maturity. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate. The interest rate was 3.18 percent at September 30, 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $39,497 as of September 30, 2017 compared with $76,836 as of December 31, 2016.

As of September 30, 2017, West Bank had additional borrowing capacity available from the FHLB of approximately $255,000, as well as $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $21,979 to liquidity for the nine months ended September 30, 2017.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2017.

The Company's total stockholders' equity increased to $178,087 at September 30, 2017 from $165,376 at December 31, 2016.  The increase was primarily the result of net income less dividends paid, and an increase in accumulated other comprehensive income.

At September 30, 2017, the Company's tangible common equity as a percent of tangible assets was 8.77 percent compared to 8.92 percent as of December 31, 2016.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$214,373	12.01%	$165,070	9.25%	N/A	N/A
West Bank	235,067	13.18%	164,963	9.25%	$178,339	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	198,015	11.10%	129,379	7.25%	N/A	N/A
West Bank	218,709	12.26%	129,295	7.25%	142,671	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	178,015	9.98%	102,611	5.75%	N/A	N/A
West Bank	218,709	12.26%	102,545	5.75%	115,920	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	198,015	10.06%	78,738	4.00%	N/A	N/A
West Bank	218,709	11.12%	78,694	4.00%	98,368	5.00%

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,530	11.87%	$147,108	8.625%	N/A	N/A
West Bank	186,118	11.04%	145,414	8.625%	$168,597	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	186,418	10.93%	112,996	6.625%	N/A	N/A
West Bank	170,006	10.08%	111,695	6.625%	134,877	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	166,418	9.76%	87,412	5.125%	N/A	N/A
West Bank	170,006	10.08%	86,406	5.125%	109,588	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	186,418	10.14%	73,530	4.00%	N/A	N/A
West Bank	170,006	9.34%	72,807	4.00%	91,009	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2017 is 1.25 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2017, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2016 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2017. The Company has not experienced any material changes to its interest rate risk position since December 31, 2016. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first nine months of 2017 materially changed compared to those in the year ended December 31, 2016.

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

West Bancorporation, Inc.
(Registrant)

October 26, 2017	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 26, 2017	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 26, 2017	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)