Form 10-K
period 2017-12-31
WEST BANCORPORATION INC
filed 2018-03-01
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2017

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
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $372,424,686.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 28, 2018.

16,215,672 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 1, 2018, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission (the SEC). The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa.  West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2017 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

As a financial holding company, the Company has additional flexibility to engage in a broader range of financial activities through affiliates than are permissible for bank holding companies that are not financial holding companies. While the Company does not currently have a plan to engage in any new activities, as a financial holding company, it has the ability to respond more quickly to market developments and opportunities.

The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota, area.

The Company’s financial performance goal is to be in the top quartile of our benchmarking peer group, which at the end of 2017 consisted of 15 Midwestern, publicly traded financial institutions. The Company and West Bank achieved strong results in the fiscal year ended December 31, 2017, as measured by the following four key metrics:

●	Return on average assets:	1.18%
●	Return on average equity:	13.29%
●	Efficiency ratio (1):	45.39%
●	Texas ratio:	0.32%
(1) As presented, this is a non-GAAP financial measure. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

Based on peer group analysis using data from the nine months ended September 30, 2017, which is the latest available data, the Company’s results and ratios for the fiscal year 2017 were better than those of each member of our defined peer group for each of the measures shown above, except for one peer that had a higher return on average assets. The Company’s ratios for the year ended December 31, 2017, were affected by a one-time increase in federal income tax expense related to the enactment of tax reform legislation on December 22, 2017. The tax legislation reduces the federal corporate tax rate from a maximum rate of 35 percent to a flat rate of 21 percent effective January 1, 2018. Accounting guidance requires companies to revalue their deferred tax assets or liabilities using the enacted tax rates, thus causing the one-time decline in net deferred tax assets and increase in tax expense. Management expects peer results to be similarly affected by the legislation. We currently believe our fiscal year 2017 results will remain in the top quartile once comparable peer results are available.

During 2017, the Company received a number of financial performance recognitions, including the following:

•
West Bancorporation received national recognition from investment bank and research firm Raymond James in the annual Raymond James Community Bankers Cup, which identifies America’s top performing publicly traded community banks with assets between $500 million and $10 billion. The Raymond James Community Bankers Cup recognizes the top exchange-traded community banks based on various profitability, operational efficiency, and balance sheet metrics. Raymond James ranked West Bancorporation number 4 in the nation for 2016. This is the fourth consecutive year we have made this list.

•
West Bancorporation was ranked number 6 among the publicly traded banks with assets between $1 billion and $5 billion in Bank Director Magazine’s 2017 Bank Performance Scorecard. The rankings were based on five measures related to profitability, capitalization and asset quality. This is the fifth consecutive year we have made this list.

•
American Banker Magazine, the publication of the American Bankers Association, rated community banks based on three-year average return on average equity. West Bancorporation came in at number 9 in the United States. All public financial institutions across the United States with assets of less than $2 billion were eligible for inclusion on this list.

The Company continued to grow in 2017, as loans outstanding at the end of 2017 totaled $1.51 billion compared to $1.40 billion at the end of 2016, an increase of 7.9 percent. Total deposits grew 17.1 percent at December 31, 2017 from the balances as of December 31, 2016. We believe the pipeline for new business is good, as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships. We are confident in our ability to cultivate quality relationships and deliver excellent service.

In November 2016, the Company’s Rochester, Minnesota, office was moved from a temporary leased space into a new permanent building. The Rochester office continued to experience strong growth in 2017. The Company believes that southeastern Minnesota is a desirable market and an economic bedrock due to the strength and projected growth of the Mayo Clinic, which is headquartered in Rochester.

One of the keys to our 2017 operating success was an improvement in net interest income as a result of an increase in the average volume of interest-earning assets. Also contributing to our higher 2017 earnings was the continued low level of nonperforming assets. As of December 31, 2017, total nonperforming assets declined to $0.6 million, or 0.03 percent of total assets, compared to $1.0 million, or 0.06 percent of total assets, as of December 31, 2016.

The Company declared and paid cash dividends on common stock totaling $0.71 per share in 2017 and declared an $0.18 quarterly dividend on January 24, 2018, payable on February 21, 2018 to stockholders of record on February 7, 2018. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company was strong at December 31, 2017. The Company’s tangible common equity ratio at December 31, 2017 was 8.42 percent. As of December 31, 2017, the Company had no intangible assets or preferred stock.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines and Iowa City, Iowa, and Rochester, Minnesota, metropolitan areas.  West Bank has eight offices in the Des Moines area, one office in Iowa City, one office in Coralville and one office in Rochester. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans.  West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

West Bank offers a full range of deposit services, including checking, savings and money market accounts and time certificates of deposit. West Bank also offers internet, mobile banking and treasury management services, which help to meet the banking needs of its customers. Treasury management services offered to business customers include cash management, client-generated automated clearing house transactions, remote deposit and fraud protection services. Also offered are merchant credit card processing and corporate credit cards.

West Bank’s business strategy emphasizes strong business and personal relationships between West Bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank also emphasizes strong cost controls, while striving to achieve an above average return on equity and return on assets.  To accomplish these goals, West Bank focuses on small- to medium-sized businesses in its local markets that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to provide the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs.

The economies in our market areas are fairly diversified. The Des Moines, Iowa, metropolitan area has a population of approximately 624,000 and an unemployment rate of 2.4 percent. The major sources of employment in this area include financial services companies, healthcare providers and agribusiness industries along with local school districts and federal, state and local governments. Major employers include Wells Fargo & Co., Mercy Medical Center, UnityPoint Health, Hy-Vee Inc., Principal Financial Group and federal, state and local governments. The Iowa City, Iowa, metropolitan area has a population of approximately 95,000 and an unemployment rate of 2.0 percent. The major sources of employment in this area include educational institutions, healthcare providers, and local schools and government. Major employers include the University of Iowa and University of Iowa Hospitals and Clinics. The Rochester, Minnesota, metropolitan area has a population of approximately 114,000 and an unemployment rate of 2.2 percent. The major sources of employment in this area include healthcare providers, technology and agribusiness industries, and local schools and government. Major employers include Mayo Clinic, IBM and local governments.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of which are subsidiaries of other bank holding companies, credit unions, mortgage companies and other financial service providers. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits, as of June 30, 2017, there were 35 banks operating within Polk County, Iowa, where seven of West Bank’s offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2017, there were 17 banks within Johnson County, Iowa, which includes the Iowa City and Coralville offices. As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County, Iowa.  For the entire state of Iowa, West Bank ranked seventh in terms of deposit size as of June 30, 2017. As previously mentioned, West Bank also has one office located in Rochester, Minnesota.

Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, for example, international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers.

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors.  West Bank has a group of community advisors in each of its markets who provide insight to management on current business activity levels and trends. West Bank seeks to capitalize on customers who desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank’s officers, directors and employees.  In particular, West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, quality products and services, and proactive relationship management. West Bank competes for deposits principally by offering depositors a variety of straight-forward deposit products and convenient office locations and hours, along with electronic access and other personalized services.

West Bank also competes with the general financial markets for funds.  Yields on corporate and government debt securities and commercial paper affect West Bank’s ability to attract and hold deposits.  West Bank also competes for funds with money market accounts and similar investment vehicles offered by brokerage firms, mutual fund companies, internet banks and others. The competition for these funds is based almost exclusively on yields to customers.

The Company and West Bank had approximately 162 full-time equivalent employees as of December 31, 2017.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking, the Board of Governors of the Federal Reserve System (Federal Reserve), the FDIC and the Consumer Financial Protection Bureau (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; reserve requirements; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock, and disallow certain funds from being included in capital determinations.  These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk-weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0 percent to 100 percent based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100 percent risk-weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as “Basel III”, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk-weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily noncumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock, subordinated debt and the allowance for loan losses, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5 percent of total risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4 percent to 6 percent of total risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8 percent of total risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4 percent in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875 percent). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7 percent for Common Equity Tier 1 Capital, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to total risk-weighted assets of 6.5 percent or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8 percent or more (6 percent under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10 percent or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5 percent or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2017: (i) West Bank was not subject to a directive from the FDIC to increase its capital, and (ii) West Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the fully phased-in Basel III Rule requirements.

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

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of West Bank, is a bank holding company that has elected financial holding company status. As a financial holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to West Bank and to commit resources to support West Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and West Bank as the Federal Reserve may require.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (CRA) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that West Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2017, we retained our election as a financial holding company, but we have not engaged in any activity and did not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

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

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions, so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Regulation and Supervision of West Bank

General. West Bank is an Iowa-chartered bank. The deposit accounts of West Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Iowa-chartered FDIC-insured bank, West Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like West Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions, like West Bank, that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity.  This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.28 percent as of September 30, 2017 (most recent available.) If the reserve ratio does not reach 1.35 percent by December 31, 2018 (provided it is at least 1.15 percent), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like West Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15 percent and 1.35 percent. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38 percent to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (FICO) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 0.54 basis points (54 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets. During the year ended December 31, 2017, West Bank paid supervisory assessments to the Iowa Division of Banking totaling approximately $122,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

Insider Transactions. West Bank is subject to certain restrictions imposed by federal law on “covered transactions” between West Bank and its “affiliates.” The Company is an affiliate of West Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company, and the acceptance of the stock or other securities of the Company as collateral for loans made by West Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3 percent of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3 percent up to $122.3 million plus 10 percent of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years; or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on West Bank’s loan portfolio as of December 31, 2017, it exceeded the 300 percent guideline for commercial real estate loans. Additional monitoring processes have been implemented to manage this increased risk.

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

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266. The Company’s telephone number is (515) 222-2300, and the internet address is www.westbankstrong.com. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the Company’s website as soon as reasonably practicable after the documents are filed with or furnished to the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (www.sec.gov) free of charge.

ITEM 1A.  RISK FACTORS

West Bancorporation’s business is conducted almost exclusively through West Bank.  West Bancorporation and West Bank are subject to many of the common risks that challenge publicly traded, regulated financial institutions.   An investment in West Bancorporation’s common stock is also subject to the following specific risks. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

Risks Related to West Bancorporation’s Business

We must effectively manage the credit risks of our loan portfolio.

The largest component of West Bank’s income is interest received on loans. Our business depends on the creditworthiness of our customers. There are risks inherent in making loans, including risks of nonpayment, risks resulting from uncertainties of the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to reduce our credit risk through prudent loan application, underwriting and approval procedures, including internal loan reviews before and after proceeds have been disbursed, careful monitoring of the concentration of our loans within specific industries, and collateral and guarantee requirements. These procedures cannot, however, be expected to completely eliminate our credit risks, and we can make no guarantees concerning the strength of our loan portfolio.

Our loan portfolio includes commercial loans, which involve risks specific to commercial borrowers.

West Bank’s loan portfolio includes a significant amount of commercial real estate loans, construction and land development loans, commercial lines of credit and commercial term loans. West Bank’s typical commercial borrower is a small- or medium-sized, privately owned Iowa or Minnesota business entity. Commercial loans often have large balances, and repayment usually depends on the borrowers’ successful business operations. Commercial loans also are generally are not fully repaid over the loan period and thus may require refinancing or a large payoff at maturity. If the general economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2017. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 87 percent and 377 percent, respectively, as of December 31, 2017. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

We are subject to environmental liability risk associated with real estate collateral securing our loans.

A significant portion of our loan portfolio is secured by real property. Under certain circumstances, we may take title to the real property collateral through foreclosure or other means. As the titleholder of the property, we may be responsible for environmental risks, such as hazardous materials, which attach to the property. For these reasons, prior to extending credit, we have an environmental risk assessment program to identify any known environmental risks associated with the real property that will secure our loans. In addition, we routinely inspect properties following the taking of title. When environmental risks are found, environmental laws and regulations may prescribe our approach to remediation. As a result, while we have ownership of a property, we may incur substantial expense and bear potential liability for any damages caused. The environmental risks may also materially reduce the property’s value or limit our ability to use or sell the property. We also cannot guarantee that our environmental risk assessment will detect all environmental issues relating to a property, which could subject us to additional liability.

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

The FASB issued a new accounting standard that will be effective for the Company for the fiscal year beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing for loan losses that are probable, and will likely require us to increase our allowance for loan losses and to greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

Our accounting policies and methods are the basis for how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with U.S. generally accepted accounting principles (GAAP) and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management’s estimates or assumptions are incorrect, the Company may experience a material loss.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be difficult to predict and could have a materially adverse impact on our financial condition and results of operations.

If a significant portion of any unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

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

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB) and purchased federal funds. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional debt is needed for liquidity purposes in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. Although we believe West Bank’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

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

Customer loyalty can be influenced by a competitor’s new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers, can lower the rate that we are able to charge on loans, and can affect our charges for other services. Our growth and profitability depend on our continued ability to compete effectively within our market, and our inability to do so could have a material adverse effect on our financial condition and results of operations.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our customers or third-party vendors, denial or degradation of service attacks, and malware or other cyber-attacks.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain the confidence of our customers. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our customers, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our customers, loss of business or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason, and even if we are able to replace them, it might be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

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

In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses that we believe provide a strategic fit with our business, or by opening new branches or loan production offices. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our overall levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There may be increased pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

The loss of the services of any of our senior executive officers or key personnel could cause our business to suffer.

Much of our success is due to our ability to attract and retain senior management and key personnel experienced in banking and financial services who are very involved in the communities we currently serve. Our continued success depends to a significant extent upon the continued services of relatively few individuals. In addition, our success depends in significant part upon our senior management’s ability to develop and implement our business strategies. The loss of services of a few of our senior executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or results of operations, at least in the short term.

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

While it is anticipated that the current presidential administration will not increase the regulatory burdens on community banks and may reduce some of the burdens associated with the implementation of the Dodd-Frank Act, the actual impact of regulatory actions of the current administration is impossible to predict with any certainty at this time.

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

While economic conditions in our markets, the states of Iowa and Minnesota and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Such conditions could materially and adversely affect us.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the options available to the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These monetary policy options are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. During the last several years, interest rates have been at historically low levels. The Federal Reserve raised the target federal funds rate by 25 basis points in each of December 2016, March 2017, June 2017 and December 2017. If interest rates continue to increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may occur faster than increases in rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income. See Item 7A of this Form 10-K for a discussion of the Company’s interest rate risk management.

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Cuts and Jobs Act was signed into law in December 2017, reforming the U.S. tax code. The legislation includes lowering the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. The legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth.

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

Risks Related to West Bancorporation’s Common Stock

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

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through an acquisition. Common shares have been and will be issued through the Company’s 2012 Equity Incentive Plan and the Company’s 2017 Equity Incentive Plan as grants of restricted stock units vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, at acceptable terms.

The holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2017, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

There can be no assurances concerning continuing dividend payments.

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by West Bank. West Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to an inability to raise capital, operational losses, or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

The Company and West Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. The ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside of our control, as well as on our financial condition and performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital, if needed, or on terms acceptable to us. Failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, the costs of funds, FDIC insurance costs, the ability to pay dividends on common stock and to make distributions on the junior subordinated debentures, the ability to make acquisitions, the ability to make certain discretionary bonus payments to executive officers, and the results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff.

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  West Bank leases its main office, including a full-service bank location that includes drive-up facilities, one automated teller machine and one integrated teller machine.  In addition to its main office, West Bank also leases bank buildings and space for six branch offices located in the Des Moines, Iowa, metropolitan area and office space for operational departments.  Three branch offices are full-service locations with drive-up facilities and an automated teller machine.  The other three branch offices are drive-up only, express locations and offer drive-up services and an automated teller machine. West Bank also owns four full-service banking locations in Iowa City, Coralville and Waukee, Iowa, and Rochester, Minnesota. We believe each of our facilities is adequate to meet our needs.
ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor West Bank is party to any material pending legal proceedings, other than ordinary litigation incidental to West Bank’s business, and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceedings contemplated by a governmental authority against the Company or West Bank.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA.”   The table below shows the high and low sale prices and cash dividends on common stock declared for each quarter, and the closing price at the end of each quarter, in 2017 and 2016.  The market quotations, reported by Nasdaq, do not include retail markup, markdown or commissions.

Market and Dividend Information
	High	Low	Close	Dividends
2017
4th Quarter	$28.00	$23.40	$25.15	$0.18
3rd Quarter	24.75	20.90	24.40	0.18
2nd Quarter	24.60	21.40	23.65	0.18
1st Quarter	24.90	20.60	22.95	0.17

2016
4th Quarter	$25.05	$18.75	$24.70	$0.17
3rd Quarter	20.52	17.65	19.60	0.17
2nd Quarter	19.65	17.33	18.59	0.17
1st Quarter	19.58	16.04	18.23	0.16
There were 188 holders of record of the Company’s common stock as of February 16, 2018, and an estimated 2,600 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $24.85 on February 16, 2018.

In the aggregate, cash dividends paid to common stockholders in 2017 and 2016 were $0.71 and $0.67 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

The Company does not currently have a stock repurchase plan in place. No shares were repurchased during 2017.

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by S&P Global Market Intelligence. The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2012, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

WEST BANCORPORATION, INC.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
West Bancorporation, Inc.	100.00	151.87	168.88	202.40	262.54	275.60
Nasdaq Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Midwest Bank	100.00	136.91	148.84	151.10	201.89	216.95
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	As of and for the Years Ended December 31
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating Results
Interest income	$73,034	$64,994	$60,147	$55,301	$52,741
Interest expense	12,977	7,876	5,993	6,156	7,058
Net interest income	60,057	57,118	54,154	49,145	45,683
Provision for loan losses	—	1,000	850	750	(850)
Net interest income after provision for loan losses	60,057	56,118	53,304	48,395	46,533
Noninterest income	8,648	7,982	8,203	10,296	8,494
Noninterest expense	32,267	31,148	30,068	32,002	30,816
Income before income taxes	36,438	32,952	31,439	26,689	24,211
Income taxes	13,368	9,936	9,697	6,649	7,320
Net income	$23,070	$23,016	$21,742	$20,040	$16,891

Dividends and Per Share Data
Cash dividends	$11,499	$10,800	$9,952	$7,842	$6,995
Cash dividends per common share	0.71	0.67	0.62	0.49	0.42
Basic earnings per common share	1.42	1.43	1.35	1.25	1.02
Diluted earnings per common share	1.41	1.42	1.35	1.25	1.02
Closing stock price per common share	25.15	24.70	19.75	17.02	15.82
Book value per common share	10.98	10.25	9.49	8.75	7.74
Average common shares outstanding	16,194	16,117	16,050	16,004	16,582

Year-End and Average Balances
Total assets	$2,114,377	$1,854,204	$1,748,396	$1,615,566	$1,442,111
Average assets	1,954,242	1,806,250	1,675,652	1,512,506	1,445,773
Investment securities	498,920	319,794	384,420	339,208	357,067
Loans	1,510,500	1,399,870	1,246,688	1,184,045	991,720
Allowance for loan losses	(16,430)	(16,112)	(14,967)	(13,607)	(13,791)
Deposits	1,810,813	1,546,605	1,440,729	1,270,462	1,163,842
Long-term borrowings	119,711	125,410	127,175	129,916	131,653
Stockholders’ equity	178,098	165,376	152,377	140,175	123,625
Average stockholders’ equity	173,568	160,420	146,089	131,924	127,789

Performance Ratios
Average equity to average assets ratio	8.88%	8.88%	8.72%	8.72%	8.84%
Return on average assets	1.18%	1.27%	1.30%	1.32%	1.17%
Return on average equity	13.29%	14.35%	14.88%	15.19%	13.22%
Efficiency ratio (1)(2)	45.39%	46.03%	46.30%	49.93%	52.55%
Texas ratio (1)	0.32%	0.56%	0.87%	2.71%	7.69%
Net interest margin (2)	3.37%	3.49%	3.59%	3.59%	3.48%
Dividend payout ratio	49.84%	46.92%	45.77%	39.13%	41.41%
Dividend yield	2.82%	2.71%	3.14%	2.88%	2.65%
Definition of ratios:

•	Average equity to average assets ratio - average equity divided by average assets.

•	Return on average assets - net income divided by average assets.

•	Return on average equity - net income divided by average equity.

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

(1) A lower ratio is better.
(2) As presented, this is a non-GAAP financial measure. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s 2017 net income was $23,070 compared to $23,016 in 2016. Net income for 2017 was a record for the Company, even after recording an additional provision for income taxes of $2,340 as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) legislation that was signed into law on December 22, 2017. Basic and diluted earnings per common share for 2017 were $1.42 and $1.41, respectively, compared to $1.43 and $1.42, respectively, in 2016. During 2017, we paid our common stockholders $11,499 ($0.71 per common share) in dividends compared to $10,800 ($0.67 per common share) in 2016. The dividend declared and paid in the first quarter of 2018 was $0.18 per common share, the same amount as paid in the fourth quarter of 2017, and is the highest quarterly dividend ever paid by the Company.

Pre-tax net income for 2017 increased $3,486 compared to 2016, mainly due to the combination of higher net interest income, a reduction in the provision for loan losses and growth in noninterest income. These improvements were partially offset by an increase in noninterest expense in 2017 compared to 2016.

As previously mentioned, income tax expense for 2017 included a one-time adjustment to net deferred tax assets as a result of the enactment of the Tax Act. The Tax Act lowers the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent in 2017. This reduction in the federal corporate income tax rate required the Company to revalue the Company’s net deferred tax assets as of December 31, 2017, in accordance with GAAP, based upon the future lower income tax rate, and in turn caused the one-time increase in tax expense. This adjustment did not increase the amount of income taxes actually paid by the Company.

Our loan portfolio grew to $1,510,500 as of December 31, 2017, from $1,399,870 at the end of 2016. Deposits increased to $1,810,813 as of December 31, 2017, from $1,546,605 as of December 31, 2016. The growth in both was the result of our bankers working with existing customers to provide them with additional products and services, as well as business development efforts targeted at new customers. Our loan portfolio continues to have a high level of credit quality, as nonperforming assets declined further in 2017 compared to 2016. As shown in the table below, our Texas ratio was significantly better than that of any financial institution in our defined peer group.

(dollars in thousands, except per share amounts)

The Company has a quantitative peer analysis program in place for evaluating our results. The Company's benchmarking peer group of 16 financial institutions are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. During the third quarter of 2017 one peer ceased to exist due to a merger, so it was removed from the group. An additional financial institution will be added to the peer group in 2018. The group of 15 Midwestern, publicly traded, peer financial institutions against which we compared our performance for 2017 consisted of BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc. and Waterstone Financial, Inc. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets (ROA), return on average equity (ROE), efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group’s metrics for the nine months ended September 30, 2017 (latest data available), the Company’s metrics for the year ended December 31, 2017 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher ROA. We expect that trend to have continued through the end of 2017.

	West Bancorporation, Inc.	Peer Group Range
	Year ended December 31, 2017 (2)	Nine months ended September 30, 2017
Return on average assets	1.18%	0.59% - 1.69%
Return on average equity	13.29%	5.26% - 11.45%
Efficiency ratio* (1)	45.39%	55.07% - 71.71%
Texas ratio*	0.32%	2.97% - 20.68%
* A lower ratio is better.

(1)	As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(2)
The Company’s ratios for the year ended December 31, 2017, were affected by a one-time increase in federal income tax expense related to the enactment of the Tax Act on December 22, 2017. Management expects peer results to be similarly affected by the Tax Act.

Our earnings outlook is positive, and we have strong capital resources. We anticipate the Company will be profitable in 2018 at a level that compares favorably with that of our peers. We expect net income in 2018 to be positively impacted by the Tax Act. Our expected effective income tax rate for 2018 is approximately 20 percent. The amount of our future profit is also dependent, in large part, on our ability to continue to grow the loan portfolio, the amount of loan losses we incur, fluctuations in market interest rates, and the strength of the local and national economy.

The following discussion describes the consolidated operations and financial condition of the Company, including West Bank and West Bank’s wholly-owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in 2015). Results of operations for the year ended December 31, 2017 are compared to the results for the year ended December 31, 2016; results of operations for the year ended December 31, 2016 are compared to the results for the year ended December 31, 2015; and the consolidated financial condition of the Company as of December 31, 2017 is compared to December 31, 2016.

(dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES

This report is based on the Company’s audited consolidated financial statements, which have been prepared in accordance with GAAP established by the FASB.  The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the fair value of financial instruments and the allowance for loan losses.

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3. Imprecision in estimating fair values can impact the carrying value of assets and the amount of revenue or loss recorded.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors considered. To the extent that actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

(dollars in thousands, except per share amounts)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Both measures are considered standard measures of comparison within the banking industry. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income, net interest margin and efficiency ratio on an FTE basis to GAAP.

	As and for the Years Ended December 31
	2017	2016	2015	2014	2013
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$60,057	$57,118	$54,154	$49,145	$45,683
Tax-equivalent adjustment (1)	2,677	2,623	2,604	2,205	1,884
Net interest income on an FTE basis (non-GAAP)	$62,734	$59,741	$56,758	$51,350	$47,567
Average interest-earning assets	$1,863,791	$1,711,612	$1,583,059	$1,429,593	$1,367,101
Net interest margin on an FTE basis (non-GAAP)	3.37%	3.49%	3.59%	3.59%	3.48%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$62,734	$59,741	$56,758	$51,350	$47,567
Noninterest income	8,648	7,982	8,203	10,296	8,494
Less: realized investment securities gains, net	(326)	(66)	(47)	(223)	—
Plus: (gains) losses on disposal of premises and equipment, net	25	4	6	(1,069)	9
Adjusted income	$71,081	$67,661	$64,920	$60,354	$56,070
Noninterest expense	$32,267	$31,148	$30,068	$32,002	$30,816
Less: Other real estate owned expenses	—	—	(10)	(1,865)	(1,359)
Adjusted expense	$32,267	$31,148	$30,058	$30,137	$29,457
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	45.39%	46.03%	46.30%	49.93%	52.55%
(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.
(2) The efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results, as it enhances the comparability of income and expenses arising from taxable and nontaxable sources.

RESULTS OF OPERATIONS - 2017 COMPARED TO 2016

OVERVIEW

Key performance measures of our 2017 operations compared to 2016 included:

•	ROA was 1.18 percent compared to 1.27 percent in 2016.

•	ROE was 13.29 percent compared to 14.35 percent in 2016.

•	Efficiency ratio was 45.39 percent compared to 46.03 percent in 2016.

•	Texas ratio was 0.32 percent compared to 0.56 percent in 2016.

•	The loan portfolio grew 7.9 percent during 2017.

•	Deposits increased by 17.1 percent during 2017.

Net income for the year ended December 31, 2017, was $23,070, compared to $23,016 for the year ended December 31, 2016. Basic and diluted earnings per common share for 2017 were $1.42 and $1.41, respectively, and were $1.43 and $1.42, respectively, for 2016.

(dollars in thousands, except per share amounts)

The improvement in 2017 net income compared to 2016 was primarily the result of an increase in interest income due to growth in average earning assets, which exceeded the increase in interest expense on deposits and borrowed funds. The Company recorded no provision for loan losses in 2017 compared to $1,000 in 2016. Noninterest income increased $666, or 8.3 percent, in 2017 compared to 2016, mainly as the result of an increase in revenue from trust services, net gains on sales of investment securities and higher service charges on deposit accounts. Partially offsetting these positive changes for 2017 was a $1,119, or 3.6 percent, increase in noninterest expense. Noninterest expense grew primarily due to increases in salaries and benefits. As previously mentioned, 2017 income tax expense was impacted by a one-time increase of $2,340 due to the enactment of tax legislation.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2017, the Company’s efficiency ratio improved slightly to 45.39 percent from the prior year’s ratio of 46.03 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense) by the sum of tax-equivalent net interest income plus noninterest income (excluding net investment securities gains, net impairment losses and gains/losses on disposition of premises and equipment). The ratio for both years was significantly better than the respective averages of our peer group, which were approximately 66 percent and 68 percent, respectively, according to data in the September 2017 and December 2016 Bank Holding Company Performance Reports, which are prepared by the Federal Reserve Board’s Division of Banking Supervision and Regulation.

The Texas ratio, which is the ratio of nonperforming assets to tangible capital plus the allowance for loan losses, improved to 0.32 percent as of December 31, 2017, compared to 0.56 percent as of December 31, 2016. A lower Texas ratio indicates a stronger credit quality condition. The ratio for both years was significantly better than peer group averages, which were approximately 8 percent and 10 percent, respectively, according to data in the September 2017 and December 2016 Bank Holding Company Performance Reports. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Loan Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income increased to $60,057 for 2017 from $57,118 for 2016, as the impact of the growth of interest-earning assets exceeded the effect of an increase in the average rate paid on interest-bearing liabilities. The net interest margin for 2017 declined 12 basis points to 3.37 percent compared to 3.49 percent for 2016. The average yield on earning assets increased by 11 basis points, while the rate paid on interest-bearing liabilities increased by 27 basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 3.11 percent in 2017 from 3.27 percent in 2016. Management expects there to be continued pressure on the net interest margin in 2018. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $16,430 as of December 31, 2017, represented 1.09 percent of total loans and 2,641.5 percent of nonperforming loans at year end, compared to 1.15 percent and 1,576.5 percent, respectively, as of December 31, 2016. No provision for loan losses was recorded for 2017 compared to $1,000 for 2016, as recoveries on previously charged off loans exceeded charge-offs in 2017. The net recoveries were sufficient to increase the allowance for loan losses to a level deemed appropriate in relation to the 2017 loan growth and strong credit quality. Net recoveries were 0.02 percent of average loans for 2017 compared to net recoveries of 0.01 percent for 2016.

Nonperforming loans at December 31, 2017 totaled $622, or 0.04 percent of total loans, down from $1,022, or 0.07 percent of total loans, at December 31, 2016. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers’ financial difficulties. The Company held no other real estate properties as of December 31, 2017 or 2016.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2017	2016	Change	Change %
Service charges on deposit accounts	$2,632	$2,461	$171	6.95%
Debit card usage fees	1,754	1,825	(71)	(3.89)%
Trust services	1,705	1,310	395	30.15%
Increase in cash value of bank-owned life insurance	652	647	5	0.77%
Gain from bank-owned life insurance	307	443	(136)	(30.70)%
Realized investment securities gains, net	326	66	260	393.94%
Other income:
Loan fees	74	110	(36)	(32.73)%
Letter of credit fees	73	96	(23)	(23.96)%
Credit card fees	250	261	(11)	(4.21)%
Gain on sale of other assets	88	—	88	N/A
Discount on purchased income tax credits	153	94	59	62.77%
All other	634	669	(35)	(5.23)%
Total other income	1,272	1,230	42	3.41%
Total noninterest income	$8,648	$7,982	$666	8.34%
The increase in service charges on deposit accounts for 2017 compared to 2016 was driven by the March and April 2017 realignment and simplification of the retail checking account products provided to our customers. We expect retail service charges in 2018 to exceed those in 2017, but management cannot predict how customers might modify their banking behavior in response to the change in checking account terms related to product realignment. Nonsufficient funds fees declined $126 in 2017 compared to 2016, consistent with the trend of the past several years.

Revenue from trust services was higher in 2017 than in 2016 due to the combination of a higher amount of one-time estate fees, and asset growth achieved through ongoing business development efforts and strong financial markets.

Gain from bank-owned life insurance was recognized for both 2017 and 2016.

The Company recognized net gains on sales of investment securities in 2017, as the Company took advantage of the opportunity to sell various types of investment securities available for sale at net gains and reinvested the proceeds in higher yielding securities with similar risk profiles and slightly longer durations. The Company recognized investment securities gains of $66 during 2016.

Loan fees declined in 2017 compared to the previous year, as 2016 included one-time fees of $39 from public company floating rate commercial loans. Letter of credit fees declined due to a lower level of standby letters of credit activity in 2017 compared to 2016. Volumes of letters of credit fluctuate based upon the needs of our commercial customers.

Gain on sale of other assets in 2017 included a nonrecurring gain related to a final payment received from the 2015 sale of WB Funding’s investment in SmartyPig, LLC. The Company plans to dissolve WB Funding early in 2018.

Total revenue from discounts on purchased State of Iowa transferable income tax credits were higher in 2017 than in 2016 because the Company entered into additional agreements to purchase tax credits at a discount. The Company reviews opportunities to acquire transferable State of Iowa income tax credits at favorable discounts as they are presented and as they are aligned with our projected ability to utilize them. The Company’s previous agreement to purchase wind energy tax credits expired in May 2017.

All other income declined in 2017 compared to 2016, primarily due to small losses on equipment disposals in 2017.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2017	2016	Change	Change %
Salaries and employee benefits	$17,633	$16,731	$902	5.39%
Occupancy	4,406	4,033	373	9.25%
Data processing	2,677	2,510	167	6.65%
FDIC insurance	677	937	(260)	(27.75)%
Professional fees	1,075	774	301	38.89%
Director fees	950	888	62	6.98%
Other expenses:
Marketing	224	231	(7)	(3.03)%
Business development	779	701	78	11.13%
Insurance expense	355	348	7	2.01%
Investment advisory fees	110	442	(332)	(75.11)%
Subscriptions	297	177	120	67.80%
Trust	432	415	17	4.10%
Consulting fees	297	302	(5)	(1.66)%
Postage and courier	303	321	(18)	(5.61)%
Supplies	267	310	(43)	(13.87)%
Low income housing projects amortization	435	418	17	4.07%
All other	1,350	1,610	(260)	(16.15)%
Total other	4,849	5,275	(426)	(8.08)%
Total noninterest expense	$32,267	$31,148	$1,119	3.59%

Salaries and employee benefits increased in 2017 compared to 2016, mainly as a result of an increase in the market price of Company common stock, which increased stock-based compensation costs.

Occupancy costs increased for 2017 compared to 2016, partially as the result of operating costs associated with the new Rochester Minnesota, office, which opened in November 2016. Also impacting the increase in occupancy costs compared to the prior year was a first quarter 2016 one-time reversal of previously accrued rent related to the terms of the previous lease for the Waukee, Iowa, branch facility at the time the branch was acquired in February 2016.

The increase in data processing expense in 2017 compared to 2016 was primarily because of costs associated with upgrading credit analysis software, one-time costs associated with revising the retail checking account products, ongoing enhancements and monitoring tools for maintaining security, and an annual inflation-rate-based contractual increase in fees paid to our core applications system service provider.

The FDIC assessment rate calculation includes a series of risk-based factors. In May 2017, the Company contributed capital in the amount of $40,000 into West Bank, and as a result, the capital ratio component improved enough to reduce the assessment rate to the minimum base assessment level established by the FDIC. This reduction in rate is the primary reason for the decline in FDIC insurance expense for 2017 compared to 2016. Management believes the assessment rate will remain at the minimum level in 2018 based on the Company’s strong capital position, but expects the FDIC premium expense to increase due to the Company’s asset growth.

Professional fees increased for 2017 compared to 2016, chiefly due to increased costs associated with preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan, filing an updated shelf registration statement with the SEC (which allows us to issue registered equity and debt instruments), services performed to analyze capital and debt structures, and higher legal fees at West Bank.

Director fees increased in 2017 from 2016 due to higher stock-based compensation costs.

(dollars in thousands, except per share amounts)

The increase in business development expense in 2017 compared to 2016 was the result of efforts to cultivate new and expanded customer relationships.

Investment advisory fees declined in 2017 from 2016, mainly as a result of bringing the administration of the investment portfolio in-house, effective October 1, 2016. The Company also pays an administrative fee to an investment management firm for the administration of public company floating rate commercial loans. That administration fee declined as a result of holding a lower level of those loans. Investment advisory fees are expected to decline further in 2018 as the Company does not plan to add any additional public company floating rate commercial loans to our portfolio.

The increase in subscription costs in 2017 as contrasted to 2016 was primarily caused by subscribing to enhanced fraud monitoring, business continuity and investment research services.

All other expenses declined for 2017 compared to 2016, primarily due to the elimination of certain costs related to a retail deposit product and lower loan-related costs. Additionally, first quarter 2016 included a one-time cost associated with a bank-owned life insurance claim.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2017 and 2016 was approximately $11,349 and $8,335, respectively, while state income tax expense was approximately $2,019 and $1,601, respectively. The effective rate of income tax expense as a percent of income before income taxes was 36.7 percent and 30.2 percent, respectively, for 2017 and 2016.

Income tax expense for 2017 included a one-time increase in federal income tax expense related to the enactment of the Tax Act. This legislation reduces the federal corporate income tax rate for 2018 and future years from the current maximum rate of 35 percent to a flat tax rate of 21 percent. This future reduction in the corporate tax rate required the Company to reduce net deferred tax assets as of December 31, 2017 by $2,340 and in turn caused the one-time increase in 2017 tax expense. Exclusive of the one-time increase in 2017 federal income tax expense, the effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense and state income taxes.

Two other items significantly impacted the effective tax rate for 2017 compared to 2016. The first item was the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), effective January 1, 2017, which simplified the recording of income taxes related to vesting of equity compensation. The impact of an increase in the fair value of restricted stock over the vesting period is now recorded as a reduction in income tax expense rather than as additional paid-in capital. During 2017, a tax benefit of $285 was recorded as a result of this change in accounting method. By comparison, the tax benefit recorded in additional paid-in capital for 2016 was $105. The second item impacting the effective tax rate for both years was federal income tax credits, including low income housing tax credits, of approximately $410 and $405, respectively.

The parent Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards, as management believes it is likely that such carryforwards will expire without being utilized.

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

The improvement in 2016 net income compared to 2015 was primarily the result of an increase in interest income due to growth in average loan volume. Growth in loans outstanding required a provision for loan losses of $1,000 in 2016, compared to a provision of $850 in 2015. Noninterest income declined $221 in 2016 compared to 2015. Noninterest income in 2015 included a gain of $590 from the sale of WB Funding’s investment in SmartyPig, LLC, while 2016 included a $443 tax-exempt gain from bank-owned life insurance. Meanwhile, noninterest expense increased $1,080 between 2015 and 2016 primarily due to increases in salaries and benefit costs and higher low income housing projects amortization.

As shown above, the Company’s efficiency ratio for 2016 improved slightly compared to 2015. The ratio for both years was significantly better than our peer group’s averages, which were approximately 68 percent and 70 percent, respectively, according to data in the December 2016 and December 2015 Bank Holding Company Performance Reports.

Net Interest Income

Net interest income increased to $57,118 for 2016 from $54,154 for 2015 as the impact of loan growth exceeded the effect of an increase in the average rate paid on interest-bearing liabilities. The net interest margin for 2016 declined 10 basis points to 3.49 percent compared to 3.59 percent for 2015. The average yield on earning assets declined by one basis point, while the rate on interest-bearing liabilities increased 14 basis points. As a result, the net interest spread declined to 3.27 percent for 2016 from 3.42 percent a year earlier.

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

Nonperforming loans at December 31, 2016 totaled $1,022, or 0.07 percent of total loans, down from $1,461, or 0.12 percent of total loans, at December 31, 2015. The Company held no other real estate properties as of December 31, 2016 or 2015.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2016	2015	Change	Change %
Service charges on deposit accounts	$2,461	$2,609	$(148)	(5.67)%
Debit card usage fees	1,825	1,830	(5)	(0.27)%
Trust services	1,310	1,286	24	1.87%
Increase in cash value of bank-owned life insurance	647	727	(80)	(11.00)%
Gain from bank-owned life insurance	443	—	443	N/A
Realized investment securities gains, net	66	47	19	40.43%
Other income:
Loan fees	110	120	(10)	(8.33)%
Letter of credit fees	96	82	14	17.07%
Credit card fees	261	213	48	22.54%
Gain on sale of other assets	—	590	(590)	(100.00)%
Discount on purchased income tax credits	94	58	36	62.07%
All other	669	641	28	4.37%
Total other income	1,230	1,704	(474)	(27.82)%
Total noninterest income	$7,982	$8,203	$(221)	(2.69)%
Service charges on deposit accounts declined in 2016 compared to 2015 primarily due to lower fees resulting from fewer instances of nonsufficient funds as customers continued to improve monitoring of their account balances.

Revenue from trust services was higher in 2016 than in 2015 due to the combination of successful business development efforts, pricing updates for certain account types, and higher asset values.

The increase in cash value of bank-owned life insurance was lower in 2016 than in 2015 as crediting rates within the policies declined slightly due to the low interest rate environment. Gain from bank-owned life insurance was recognized in 2016, while none was recognized in 2015.

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

Gain on sale of other assets in 2015 was associated with the sale of WB Funding’s investment in SmartyPig, LLC.

Total revenue from discounts on purchased State of Iowa income tax credits were higher in 2016 than in 2015 because the Company purchased one Enterprise Zone tax credit at a discount of $33 in 2016. During 2016 and 2015, the Company also had an agreement to purchase wind energy tax credits at a discount.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2016	2015	Change	Change %
Salaries and employee benefits	$16,731	$16,065	$666	4.15%
Occupancy	4,033	4,105	(72)	(1.75)%
Data processing	2,510	2,329	181	7.77%
FDIC insurance	937	839	98	11.68%
Professional fees	774	748	26	3.48%
Director fees	888	881	7	0.79%
Other expenses:
Marketing	231	253	(22)	(8.70)%
Business development	701	654	47	7.19%
Insurance	348	361	(13)	(3.60)%
Investment advisory fees	442	517	(75)	(14.51)%
Charitable contributions	180	360	(180)	(50.00)%
Trust	415	396	19	4.80%
Consulting fees	302	260	42	16.15%
Postage and courier	321	326	(5)	(1.53)%
Supplies	310	305	5	1.64%
Low income housing projects amortization	418	228	190	83.33%
All other	1,607	1,441	166	11.52%
Total other	5,275	5,101	174	3.41%
Total noninterest expense	$31,148	$30,068	$1,080	3.59%

Salaries and employee benefits increased in 2016 compared to 2015 primarily as the result of increases in stock-based compensation costs, health insurance, defined contribution plan expenses and payroll taxes. The increases in defined contribution plan expenses and payroll taxes were primarily associated with a one-time payout of accrued vacation that occurred in 2016 in conjunction with a change in the Company’s vacation carryover policy.

Occupancy costs declined for 2016 compared to 2015 primarily as the result of the February 2016 purchase of the Waukee, Iowa, branch facility. Occupancy costs in 2016 included a one-time reversal of previously accrued rent related to the terms of the previous lease.

The increase in data processing expense in 2016 compared to 2015 was primarily because of the implementation of additional security measures, technology upgrades, and an annual contractual increase in fees paid to our core processor that is based upon an inflation factor.

FDIC insurance expense increased for 2016 compared to 2015 due to the combination of growth in total assets and a July 1, 2016 revision in the assessment rate system for institutions with less than $10 billion in total assets.

Investment advisory fees consisted of fees paid to an independent investment advisory firm for assistance with managing the investment portfolio through September 30, 2016, and an administrative fee charged by an investment management firm for assisting with the purchase and administration of public company floating rate commercial loans. As previously mentioned, management of the investment portfolio was brought in-house effective October 1, 2016.

Charitable contributions were higher in 2015 than in 2016 as management made a decision to make an extra contribution to the West Bancorporation Foundation in 2015.

(dollars in thousands, except per share amounts)

Consulting fees increased in 2016 compared to 2015 primarily due to expenses relating to data analysis conducted in association with class action litigation that was disclosed in prior filings. A proposed settlement of $250 was reached in the fourth quarter of 2016 and was approved in the first quarter of 2017. An insurance reimbursement of litigation costs in the amount of $300 was received in the fourth quarter of 2016.

The increase in low income housing projects amortization in 2016 compared to 2015 was related to the Company committing in both years to invest in additional projects. Offsetting the amortization expense in both 2016 and 2015 were approximately $375 and $275, respectively, of federal low income housing tax credits, which reduced federal income tax expense.

Income Taxes

Federal income tax expense was approximately $8,335 and $8,169 for 2016 and 2015, respectively, while state income tax expense was approximately $1,601 and $1,528, respectively. The effective rate of income tax expense as a percent of income before income taxes was 30.2 percent and 30.8 percent, respectively, for 2016 and 2015. The effective income tax rate for both years differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense and state income taxes. Income tax expense for 2016 was also lower than the statutory income tax rate due to the previously mentioned tax-exempt gain from bank-owned life insurance. Income tax expense for 2015 was approximately $130 lower than would be expected due to utilization of approximately $372 of capital loss carryforwards. The capital gains were generated from the sale of the Company’s investment in SmartyPig, LLC in 2015. The effective tax rate for both years was also impacted by federal tax credits, including the previously mentioned low income housing tax credits and an energy tax credit of approximately $30 in 2016 related to the new Rochester, Minnesota, building.

(dollars in thousands, except per share amounts)

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES; AND INTEREST DIFFERENTIAL

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category of average interest-earning assets or interest-bearing liabilities for the years indicated.  Interest income and the resulting net interest income are shown on a fully taxable basis.

	2017			2016			2015
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$327,673	$14,279	4.36%	$354,790	$14,854	4.19%	$331,306	$13,813	4.17%
Real estate (3)	1,108,062	49,481	4.47%	972,571	43,193	4.44%	873,844	39,404	4.51%
Consumer and other	8,150	330	4.05%	8,795	348	3.95%	8,304	325	3.91%
Total loans	1,443,885	64,090	4.44%	1,336,156	58,395	4.37%	1,213,454	53,542	4.41%
Investment securities:
Taxable	248,698	5,501	2.21%	236,770	4,201	1.77%	232,078	4,363	1.88%
Tax-exempt (3)	143,612	5,789	4.03%	118,622	4,913	4.14%	107,414	4,765	4.44%
Total investment securities	392,310	11,290	2.88%	355,392	9,114	2.56%	339,492	9,128	2.69%
Federal funds sold	27,596	331	1.20%	20,064	108	0.54%	30,113	81	0.27%
Total interest-earning assets (3)	1,863,791	75,711	4.06%	1,711,612	67,617	3.95%	1,583,059	62,751	3.96%
Noninterest-earning assets:
Cash and due from banks	34,477			44,875			46,122
Premises and equipment, net	23,088			18,843			10,904
Other, less allowance for
loan losses	32,886			30,920			35,567
Total noninterest-earning assets	90,451			94,638			92,593
Total assets	$1,954,242			$1,806,250			$1,675,652

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$1,067,164	6,166	0.58%	$917,774	2,610	0.28%	$825,771	1,341	0.16%
Time	147,232	1,456	0.99%	110,407	781	0.71%	128,899	844	0.65%
Total deposits	1,214,396	7,622	0.63%	1,028,181	3,391	0.33%	954,670	2,185	0.23%
Other borrowed funds	146,577	5,355	3.65%	136,535	4,485	3.28%	146,693	3,808	2.60%
Total interest-bearing liabilities	1,360,973	12,977	0.95%	1,164,716	7,876	0.68%	1,101,363	5,993	0.54%
Noninterest-bearing liabilities:
Demand deposits	412,078			473,380			420,842
Other liabilities	7,623			7,734			7,358
Stockholders’ equity	173,568			160,420			146,089
Total liabilities and
stockholders’ equity	$1,954,242			$1,806,250			$1,675,652

Net interest income (4)/net interest spread (3)		$62,734	3.11%		$59,741	3.27%		$56,758	3.42%
Net interest margin (3) (4)			3.37%			3.49%			3.59%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental federal income tax rate of 35 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(4)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP financial measures. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing tax-equivalent net interest income by total average interest-earning assets for the year.

For the years ended December 31, 2017, 2016 and 2015, the Company’s net interest margin on a tax-equivalent basis was 3.37, 3.49 and 3.59 percent, respectively.  There was an increase of $2,993 in tax-equivalent net interest income in 2017 compared to 2016, primarily due to growth in average interest-earning assets. This was partially offset by an increase in rates on deposits and borrowed funds.

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

	2017 Compared to 2016			2016 Compared to 2015
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(1,166)	$591	$(575)	$983	$58	$1,041
Real estate (2)	6,049	239	6,288	4,393	(604)	3,789
Consumer and other	(26)	8	(18)	19	4	23
Total loans (including fees)	4,857	838	5,695	5,395	(542)	4,853
Investment securities:
Taxable	220	1,080	1,300	87	(249)	(162)
Tax-exempt (2)	1,010	(134)	876	477	(329)	148
Total investment securities	1,230	946	2,176	564	(578)	(14)
Federal funds sold	52	171	223	(34)	61	27
Total interest income (2)	6,139	1,955	8,094	5,925	(1,059)	4,866
Interest Expense
Deposits:
Savings, interest-bearing
demand and money markets	485	3,071	3,556	164	1,105	1,269
Time	308	367	675	(127)	64	(63)
Total deposits	793	3,438	4,231	37	1,169	1,206
Other borrowed funds	345	525	870	(278)	955	677
Total interest expense	1,138	3,963	5,101	(241)	2,124	1,883
Net interest income (2) (3)	$5,001	$(2,008)	$2,993	$6,166	$(3,183)	$2,983

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 35 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(3)	Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $5,695 for the year ended December 31, 2017 compared to 2016. The average balance of loans increased $107,729 in 2017 compared to 2016, as West Bank lenders in each of our markets focused on business development. The average yield on loans increased seven basis points in 2017 compared to 2016.  The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of investment securities in 2017 was $36,918 higher than in 2016, while the yield increased 32 basis points as a result of significant investment purchase activity in 2017. The purchase activity in 2017 focused on higher yielding bonds within the existing risk profile and was the result of growth in deposits and reinvestment of proceeds from sales and principal paydowns of investment securities. In certain cases, securities were sold and the funds were reinvested in securities with higher rates while extending the duration of the portfolio, which is expected to improve the yield on the investment portfolio in future periods.

The average balance of interest-bearing demand, savings and money market deposits increased $149,390 in 2017 compared to 2016. The increase in the average balances was primarily the result of significant business development efforts and growth in public funds from municipalities. In addition, approximately $76,000 of noninterest-bearing accounts was reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits in 2017 increased to 0.58 percent from 0.28 percent for 2016. The related increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rates. The average balance of time deposits increased $36,825 in 2017 compared to 2016. The increase was primarily due to the shift of demand and savings account balances to higher interest rate time deposits. Interest rates on time deposits increased 28 basis points in 2017 compared to 2016, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average rate paid on other borrowed funds increased 37 basis points in 2017 compared to 2016, and the average balance increased $10,042 between the same time periods. The increase in the average rate paid was due to the combination of an increase in market interest rates for variable-rate FHLB advances, the subordinated notes and long-term debt. The Company entered into a new credit agreement with a commercial bank and borrowed an additional $22,000 of long-term debt in May 2017. In December 2017 the Company paid off an FHLB advance of $25,000 approximately one month in advance of its due date.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated.

	As of December 31
	2017	2016	2015
Securities available for sale, at fair value:
U.S. government agencies and corporations	$—	$2,593	$2,692
State and political subdivisions	146,313	64,336	73,079
Collateralized mortgage obligations	159,932	101,950	132,615
Mortgage-backed securities	60,429	80,158	101,088
Asset-backed securities	45,195	—	—
Trust preferred securities	2,006	1,250	1,105
Corporate notes and other investments	30,344	10,350	10,135
Total securities available for sale	$444,219	$260,637	$320,714

Securities held to maturity, at amortized cost:
State and political subdivisions	$45,527	$48,386	$51,259

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2017.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have monthly paydowns that are not reflected in the table.

Investments as of December 31, 2017	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$110	$360	$13,364	$132,479	$146,313
Collateralized mortgage obligations	—	—	8,772	151,160	159,932
Mortgage-backed securities	—	—	8,891	51,538	60,429
Asset-backed securities	—	—	—	45,195	45,195
Trust preferred security	—	—	—	2,006	2,006
Corporate notes	—	1,998	28,346	—	30,344
Total	$110	$2,358	$59,373	$382,378	$444,219

Weighted average yield:
State and political subdivisions (1)	4.88%	5.06%	3.13%	3.52%
Collateralized mortgage obligations	—	—	1.93%	2.29%
Mortgage-backed securities	—	—	1.99%	2.43%
Asset-backed securities	—	—	—	2.89%
Trust preferred security	—	—	—	4.33%
Corporate notes	—	4.19%	4.49%	—
Total	4.88%	4.32%	3.42%	2.81%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, the rate effective as of January 1, 2018, and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

The investment securities held to maturity presented in the following table are reported at amortized cost and by contractual maturity as of December 31, 2017.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments as of December 31, 2017	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$1,594	$26,621	$17,312	$45,527

Weighted average yield:
State and political subdivisions (1)	—	1.96%	2.43%	3.05%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, the rate effective as of January 1, 2018, and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K.

As of December 31, 2017, the existing gross unrealized losses of $5,062 were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows. The Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. However, management may decide to sell securities with unrealized losses at a future date for liquidity purposes, to manage interest rate risk or to enhance interest income.

(dollars in thousands, except per share amounts)

As of December 31, 2017, approximately 60 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. In the current interest rate environment, those securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA), real estate mortgage investment conduits guaranteed by FNMA, FHLMC or Government National Mortgage Association (GNMA), and commercial mortgage pass-through securities guaranteed by the Small Business Administration (SBA). Pass-through asset-backed securities are guaranteed by the SBA and represent participating interests in pools of long-term debentures issued by state and local development companies certified by the SBA. The debt obligations were all within the credit ratings acceptable under West Bank’s investment policy.

The securities issued by state and political subdivisions were diversified in 25 states. As of December 31, 2017, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders’ equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company’s loan portfolio by segment as of the dates indicated.

	As of December 31
	2017	2016	2015	2014	2013
Commercial	$347,482	$334,014	$349,051	$316,908	$258,010
Real estate:
Construction, land and land development	207,451	205,610	174,602	154,490	117,394
1-4 family residential first mortgages	51,044	47,184	51,370	53,497	50,349
Home equity	13,811	18,057	21,749	24,500	25,205
Commercial	886,114	788,000	644,176	625,938	532,139
Consumer and other	6,363	8,355	6,801	9,318	9,236
Total loans	1,512,265	1,401,220	1,247,749	1,184,651	992,333
Deferred loan fees, net	(1,765)	(1,350)	(1,061)	(606)	(613)
Total loans, net of deferred fees	$1,510,500	$1,399,870	$1,246,688	$1,184,045	$991,720

As of December 31, 2017, total loans were approximately 83 percent of total deposits and 71 percent of total assets.  As of December 31, 2017, the majority of all loans were originated directly by West Bank to borrowers within West Bank’s principal market areas.

Loans outstanding at the end of 2017 increased 7.9 percent compared to the end of 2016. The growth was primarily in the commercial and commercial real estate segments. Management believes the growth was the result of improvement in our local economies, continued growth from the Rochester, Minnesota, location and the Company’s overall business development efforts in all of our operating markets. Management believes the business development efforts are strong throughout the organization, and additional growth is expected in 2018.

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

The Company follows a loan policy approved by West Bank’s Board of Directors. The loan policy is reviewed at least annually and is updated as considered necessary. The policy establishes lending limits, review criteria and other guidelines for loan administration and the allowance for loan losses, among other things. Loans are approved by West Bank’s Board of Directors and/or designated officers in accordance with the applicable guidelines and underwriting policies. Loans to any one borrower are limited by state banking laws. Loan officer lending authorities vary according to the individual loan officer’s experience and expertise.

(dollars in thousands, except per share amounts)

Within the commercial real estate category, concentrations in excess of 10 percent of total loans outstanding at December 31, 2017 included approximately $213,000 of loans for medical-related facilities.

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2017	Within one year	After one but within five years	After five years	Total
Commercial	$143,275	$159,904	$44,303	$347,482
Real estate:
Construction, land and land development	100,966	78,953	27,532	207,451
1-4 family residential first mortgages	6,295	38,758	5,991	51,044
Home equity	4,809	8,925	77	13,811
Commercial	66,438	394,716	424,960	886,114
Consumer and other	2,474	3,871	18	6,363
Total loans	$324,257	$685,127	$502,881	$1,512,265

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$551,093	$314,153
Variable rates		134,034	188,728
		$685,127	$502,881
Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2017	2016	2015	2014	2013
Nonaccrual loans	$622	$1,022	$1,381	$1,561	$2,398
Loans past due 90 days and still accruing interest	—	—	—	—	—
Troubled debt restructured loans (1)	—	—	80	376	517
Total nonperforming loans	622	1,022	1,461	1,937	2,915
Other real estate owned	—	—	—	2,235	5,800
Nonaccrual investment securities	—	—	—	—	1,850
Total nonperforming assets	$622	$1,022	$1,461	$4,172	$10,565

Nonperforming loans to total loans	0.04%	0.07%	0.12%	0.16%	0.29%
Nonperforming assets to total assets	0.03%	0.06%	0.08%	0.26%	0.73%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Credit quality of the Company’s assets remains strong, as nonperforming assets continued to decline during 2017. The Company’s Texas ratio, which is computed by dividing nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.32 percent as of December 31, 2017, compared to 0.56 percent as of December 31, 2016.

(dollars in thousands, except per share amounts)

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2017, 2016 and 2015, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $47, $72 and $128, respectively. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

A loan is classified as a TDR loan when the Company separately concludes that a borrower is experiencing financial difficulties and a concession is granted that would not have otherwise been considered. Concessions may include restructuring of the loan terms to alleviate the burden of the borrower’s cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged. The payment history of the borrower, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations and renewals of performing loans in that current financial information is obtained and analyzed. A current assessment of collateral is performed. The approval process for TDR loans is the same as that for new loans. The TDR loans with extended terms are accounted for as impaired until performance is established.  A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below-market rates are considered impaired until fully collected. TDR loans may also be reported as nonaccrual or 90 days past due if they are not performing per the restructured terms.

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan’s collateral. The average balance of all impaired loans during 2017 was approximately $797.  Interest income recognized on impaired loans in 2017, 2016 and 2015 was approximately $10, $1 and $19, respectively.

As of December 31, 2017, West Bank had identified approximately $10,078 in loans to three commercial and commercial real estate customers as potential problem loans. The Small Business Administration guarantees approximately $504 of these loans, and none of these loans was in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each loan.

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

Factors considered in establishing an appropriate allowance include: the borrower’s financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower’s specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company’s concentration risks include geographic concentration in central and eastern Iowa and southeastern Minnesota. The local economies are composed primarily of service industries and state and county governments.

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction and land development loans.  West Bank’s typical commercial borrower is a small- or medium-sized, privately owned business entity.  Compared to residential mortgages or consumer loans, commercial loans typically have larger balances and repayment usually depends on the borrowers’ successful business operations.  Commercial loans also generally are not fully repaid over the loan period and, thus, may require refinancing or a large payoff at maturity.  When the general economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

(dollars in thousands, except per share amounts)

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for loan losses.  Such agencies may require West Bank to recognize additional losses based on such agencies’ review of information available to them at the time of their examinations.

Change in the Allowance for Loan Losses

West Bank’s policy is to charge off loans when, in management’s opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes activity in the Company’s allowance for loan losses by loan segment for the years indicated, including amounts of loans charged off, recoveries, additions to the allowance charged to income and related ratios.

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2017	2016	2015	2014	2013
Balance at beginning of period	$16,112	$14,967	$13,607	$13,791	$15,529
Charge-offs:
Commercial	(199)	(125)	(408)	(836)	(742)
Real estate:
Construction, land and land development	—	(141)	—	—	—
1-4 family residential first mortgages	—	(93)	(23)	(131)	(116)
Home equity	(176)	—	(2)	(138)	(119)
Commercial	—	—	—	(112)	(624)
Consumer and other	—	(47)	(6)	—	(33)
Total charge-offs	(375)	(406)	(439)	(1,217)	(1,634)
Recoveries:
Commercial	232	218	579	116	292
Real estate:
Construction, land and land development	398	217	250	8	42
1-4 family residential first mortgages	15	59	7	45	150
Home equity	28	36	87	99	236
Commercial	13	13	12	11	2
Consumer and other	7	8	14	4	24
Total recoveries	693	551	949	283	746
Net (charge-offs) recoveries	318	145	510	(934)	(888)
Provision for loan losses charged to operations	—	1,000	850	750	(850)
Balance at end of period	$16,430	$16,112	$14,967	$13,607	$13,791
Average loans outstanding	$1,443,885	$1,336,156	$1,213,429	$1,063,528	$949,775
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding	0.02%	0.01%	0.04%	(0.09)%	(0.09)%
Ratio of allowance for loan losses to
average loans outstanding	1.14%	1.21%	1.23%	1.28%	1.45%
Ratio of allowance for loan losses to total
loans at the end of period	1.09%	1.15%	1.20%	1.15%	1.39%

(dollars in thousands, except per share amounts)

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses by segment as of the dates indicated.

	As of December 31
	2017		2016		2015		2014		2013
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$3,866	22.98%	$3,881	23.84%	$4,369	27.97%	$4,415	26.75%	$4,199	26.00%
Real estate:
Construction, land
and land development	2,213	13.72%	2,639	14.67%	2,338	13.99%	2,151	13.04%	3,032	11.83%
1-4 family residential
first mortgages	319	3.38%	317	3.37%	508	4.12%	466	4.51%	613	5.07%
Home equity	186	0.91%	478	1.29%	481	1.74%	534	2.07%	403	2.54%
Commercial	9,770	58.59%	8,697	56.23%	7,254	51.63%	6,013	52.84%	5,485	53.63%
Consumer and other	76	0.42%	100	0.60%	17	0.55%	28	0.79%	59	0.93%
	$16,430	100.00%	$16,112	100.00%	$14,967	100.00%	$13,607	100.00%	$13,791	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management’s assessment of economic factors that may influence potential losses in the loan portfolio. Growth in the U.S. economy appears to have continued during the last three quarters of 2017. Average monthly job growth in the last quarter of 2017 was approximately 200,000, while the national unemployment rate declined slightly to 4.1 percent as of December 2017. Activity in the housing market continued at a moderate pace. Interest rates are expected to continue to gradually rise. The economic environments in Iowa and Minnesota continued to improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses at the same levels used in 2016. The Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16- or 20-quarter period. Management believes that using the highest of these time periods will select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative. Experience factors continued to decline in 2017 in all loan segments except home equity loans, which experienced a charge-off in 2017.

The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $682 to a total of $16,291, or 1.08 percent, as of December 31, 2017 compared to $15,609, or 1.11 percent, as of December 31, 2016. Based upon the quarterly evaluations, management determined no provision for loan losses was required for the year ended December 31, 2017, as recoveries on previously charged off loans exceeded current year charge-offs and were sufficient to increase the allowance for loan losses to a level deemed appropriate in relation to 2017 loan growth and credit quality. Management believes the resulting allowance for loan losses as of December 31, 2017 was adequate to absorb the losses inherent in the loan portfolio.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $1,810,813 as of December 31, 2017, which was 17.1 percent higher than the total as of December 31, 2016. The increase in deposits was due to the combination of business development efforts and normal fluctuations as corporate and municipal customers’ liquidity needs vary at any given time. West Bank continues to offer the Insured Cash Sweep interest-bearing checking and money market products, which is a reciprocal program providing FDIC insurance coverage for all participating deposits. As of December 31, 2017, a significant related party relationship maintained total deposit balances with West Bank of approximately $172,000.

The volume of time deposits grew during 2017, as interest rates increased and certain customers moved balances from money market accounts to higher interest rate time deposits, primarily in the Certificate of Deposit Account Registry Service (CDARS) program. The CDARS program is also a reciprocal program providing FDIC insurance coverage for all participating deposits. CDARS time deposits made up approximately 59 percent of total time deposits at December 31, 2017.

Approximately 79 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed. In the event a substantial volume of time deposits is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2017.

3 months or less	$18,597
Over 3 through 6 months	59,391
Over 6 through 12 months	32,642
Over 12 months	20,594
$131,224
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$412,078	—	$473,380	—	$420,842	—
Interest-bearing demand:
Reward Me checking	59,797	0.26%	78,219	0.29%	82,583	0.30%
Insured cash sweep	74,730	0.28%	77,489	0.27%	76,181	0.23%
Other interest-bearing demand	188,946	0.18%	95,171	0.07%	84,065	0.05%
Money market:
Insured cash sweep	181,203	0.78%	143,869	0.32%	130,339	0.23%
Other money market	463,925	0.85%	435,996	0.37%	376,226	0.14%
Savings	98,563	0.12%	87,030	0.05%	76,377	0.04%
Time	147,232	0.99%	110,407	0.71%	128,899	0.65%
	$1,626,474		$1,501,561		$1,375,512
Management anticipates the average interest rates on money market deposits in 2018 will be higher than the average rates paid in 2017 because of interest rate increases made by the Company during 2017 and the sensitivity of certain money market accounts to changes in the targeted federal funds rates. Management does not expect interest rates on interest-bearing demand, savings and time deposits in 2018 to be significantly different from the average rates paid in 2017, unless market factors would dictate an increase.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount or debt issuance costs, and the weighted average rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2017		2016		2015
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased	$545	1.00%	$9,690	0.47%	$21,760	0.31%
Subordinated notes, net	20,412	4.81%	20,398	4.11%	20,385	3.72%
FHLB advances, net	76,382	4.22%	99,886	3.56%	98,385	3.35%
Long-term debt, net	22,917	3.34%	5,126	2.48%	8,405	2.15%
	$120,256	4.14%	$135,100	3.38%	$148,935	2.89%
The following tables set forth the average principal balance, net of any discount or debt issuance costs, the average rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased	$10,103	0.98%	$10,364	0.46%	$18,057	0.26%
Subordinated notes, net	20,405	4.42%	20,391	3.57%	20,378	3.42%
FHLB advances, net	99,656	3.85%	99,114	3.60%	97,615	2.89%
Long-term debt, net	16,413	3.16%	6,666	2.17%	10,643	2.18%
	$146,577	3.65%	$136,535	3.28%	$146,693	2.60%

	2017	2016	2015
Maximum amount outstanding at any
month-end during the year:
Federal funds purchased	$48,925	$50,840	$88,530
Subordinated notes, net	20,412	20,398	20,385
FHLB advances, net	101,255	99,886	98,385
Long-term debt, net	25,483	8,405	12,656
The fluctuation in the balances of federal funds purchased is dependent upon the activity of our downstream correspondent banks and in the Company’s liquidity needs, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or on overnight FHLB advances. Depending on which has the lower interest rate, the Company may utilize either source of funding.

In October 2016, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000 to effectively convert its variable-rate subordinated notes to fixed-rate debt as of the forward-starting date. The forward-starting date of this swap is September 30, 2018.

During December 2012, $80,000 of the FHLB advances were modified and converted to variable-rate advances tied to the three- month LIBOR interest rate. To limit the Company’s exposure to market interest rate increases, an interest rate swap is in place on $30,000 of the variable-rate FHLB advances. This interest rate swap became effective in December 2015. The FHLB advances have maturity dates of 2019 through 2020.

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

(dollars in thousands, except per share amounts)

During June 2013, the company purchased commercial lots in Coralville for a new eastern Iowa main office. A portion of the land purchase was financed with a $765, nine year variable-payment contract with a fixed interest rate of 1.25 percent.

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

West Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  West Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. Management of the Company does not expect any significant losses as a result of these commitments. Off-balance sheet commitments are more fully discussed in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K.

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of the Company’s contractual obligations by maturity period as of December 31, 2017.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$169,657	$133,323	$27,149	$9,185	$—
Federal funds purchased	545	545	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	80,000	—	80,000	—	—
Long-term debt	22,917	2,614	5,231	15,072	—
Noncancelable operating lease commitments	12,899	1,509	3,094	2,955	5,341
Total	$306,637	$137,991	$115,474	$27,212	$25,960

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy.

As of December 31, 2017, West Bank had additional borrowing capacity available from the FHLB of approximately $384,000. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding under those federal funds lines as of December 31, 2017.  Net cash from continuing operating activities contributed $29,357, $30,298 and $31,197 to liquidity for the years ended December 31, 2017, 2016 and 2015, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2017.

The Company’s total stockholders’ equity increased to $178,098 as of December 31, 2017 from $165,376 as of December 31, 2016. The increase was primarily the result of net income less dividends paid. At December 31, 2017, tangible common equity as a percent of tangible assets was 8.42 percent compared to 8.92 percent as of December 31, 2016.

(dollars in thousands, except per share amounts)

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2017, and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under prompt corrective action provisions. Also, as of December 31, 2017, the ratios for the Company and West Bank were sufficient to meet the fully phased-in capital conservation buffer.

INFLATION

The primary impact of inflation on the Company’s operations is increased asset yields, deposit costs and operating overhead.  Unlike most industries, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than they would have on nonfinancial companies.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.  The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than otherwise would be necessary.

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk refers to the exposure arising from changes in interest rates.  Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and management of that exposure in 2017 materially changed compared to 2016.

The Company’s objectives are to manage interest rate risk to foster consistent growth of earnings and capital.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  To measure this risk, the Company uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Company’s assets and liabilities, and an earnings simulation approach.

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

Scenario	% Change
300 basis points rising	0.48%
200 basis points rising	0.49%
100 basis points rising	0.36%
Base	—
100 basis points falling	(0.42)%

(dollars in thousands, except per share amounts)

As of December 31, 2017, the estimated effect of a 300 basis point increase in interest rates would be an increase of the Company’s net interest income by approximately 0.48 percent, or $329 in 2018. Because the majority of liabilities subject to interest rate movements in the short term are of the type that generally lag interest rate movements in the market, they do not change by the same magnitude in the short term as the change in market rates.

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

The following table sets forth the estimated maturities, expected cash flows or repricing opportunities, and the resulting interest sensitivity gap of the Company’s interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2017.  The expected maturities are presented on a contractual basis or, if more relevant, are based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	3 months or less	Over 3 through 12 months	Over 1 through 5 years	Over 5 years	Total
Interest-earning assets:
Federal funds sold	$12,997	$—	$—	$—	$12,997
Investment securities:
Securities available for sale	82,495	25,575	105,327	230,822	444,219
Securities held to maturity	—	—	1,594	43,933	45,527
Federal Home Loan Bank stock	9,174	—	—	—	9,174
Loans	382,995	222,533	780,919	124,053	1,510,500
Total interest-earning assets	487,661	248,108	887,840	398,808	2,022,417
Interest-bearing liabilities:
Interest-bearing deposits:
Savings, interest-bearing demand
and money markets	1,245,268	—	—	—	1,245,268
Time	25,127	108,196	36,334	—	169,657
Federal funds purchased	545	—	—	—	545
Long-term borrowings	90,893	85	28,733	—	119,711
Total interest-bearing liabilities	1,361,833	108,281	65,067	—	1,535,181
Interest sensitivity gap per period	$(874,172)	$139,827	$822,773	$398,808	$487,236
Cumulative interest sensitivity gap	$(874,172)	$(734,345)	$88,428	$487,236	$487,236
Interest sensitivity gap ratio	0.36	2.29	13.65	N/A	1.32
Cumulative interest sensitivity gap ratio	0.36	0.50	1.06	1.32	1.32
As of December 31, 2017, the Company’s cumulative gap ratio for assets and liabilities repricing within one year was 0.50, meaning that the Company is liability sensitive over the cumulative 12-month period.  In other words, more interest-bearing liabilities will be subject to repricing within that time frame than interest-earning assets.  However, the majority of the interest-bearing liabilities subject to repricing within this time frame are savings, money market and interest-bearing demand deposits.  These types of deposits generally do not reprice as quickly or by the same magnitude as changes in other short-term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 1998.

Des Moines, Iowa
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Des Moines, Iowa
March 1, 2018

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2017 and 2016

(dollars in thousands, except per share data)	2017	2016
ASSETS
Cash and due from banks	$34,952	$40,943
Federal funds sold	12,997	35,893
Cash and cash equivalents	47,949	76,836
Investment securities available for sale, at fair value	444,219	260,637
Investment securities held to maturity, at amortized cost (fair value of $45,890 and $47,789 at December 31, 2017 and 2016, respectively)	45,527	48,386
Federal Home Loan Bank stock, at cost	9,174	10,771
Loans	1,510,500	1,399,870
Allowance for loan losses	(16,430)	(16,112)
Loans, net	1,494,070	1,383,758
Premises and equipment, net	23,022	23,314
Accrued interest receivable	7,344	5,321
Bank-owned life insurance	33,618	33,111
Deferred tax assets, net	4,645	6,957
Other assets	4,809	5,113
Total assets	$2,114,377	$1,854,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$395,888	$479,311
Interest-bearing demand	395,052	282,592
Savings	850,216	668,688
Time of $250 or more	16,965	10,446
Other time	152,692	105,568
Total deposits	1,810,813	1,546,605
Federal funds purchased	545	9,690
Subordinated notes, net	20,412	20,398
Federal Home Loan Bank advances, net	76,382	99,886
Long-term debt, net	22,917	5,126
Accrued expenses and other liabilities	5,210	7,123
Total liabilities	1,936,279	1,688,828
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,215,672 and 16,137,999 shares issued and outstanding at December 31, 2017 and 2016, respectively	3,000	3,000
Additional paid-in capital	23,463	21,462
Retained earnings	153,527	141,956
Accumulated other comprehensive loss	(1,892)	(1,042)
Total stockholders’ equity	178,098	165,376
Total liabilities and stockholders’ equity	$2,114,377	$1,854,204

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands, except per share data)	2017	2016	2015
Interest income:
Loans, including fees	$63,242	$57,419	$52,556
Investment securities:
Taxable	5,501	4,201	4,363
Tax-exempt	3,960	3,266	3,147
Federal funds sold	331	108	81
Total interest income	73,034	64,994	60,147
Interest expense:
Deposits	7,622	3,391	2,185
Federal funds purchased	99	47	46
Subordinated notes	901	728	705
Federal Home Loan Bank advances	3,836	3,565	2,825
Long-term debt	519	145	232
Total interest expense	12,977	7,876	5,993
Net interest income	60,057	57,118	54,154
Provision for loan losses	—	1,000	850
Net interest income after provision for loan losses	60,057	56,118	53,304
Noninterest income:
Service charges on deposit accounts	2,632	2,461	2,609
Debit card usage fees	1,754	1,825	1,830
Trust services	1,705	1,310	1,286
Increase in cash value of bank-owned life insurance	652	647	727
Gain from bank-owned life insurance	307	443	—
Realized investment securities gains, net	326	66	47
Other income	1,272	1,230	1,704
Total noninterest income	8,648	7,982	8,203
Noninterest expense:
Salaries and employee benefits	17,633	16,731	16,065
Occupancy	4,406	4,033	4,105
Data processing	2,677	2,510	2,329
FDIC insurance	677	937	839
Professional fees	1,075	774	748
Director fees	950	888	881
Other expenses	4,849	5,275	5,101
Total noninterest expense	32,267	31,148	30,068
Income before income taxes	36,438	32,952	31,439
Income taxes	13,368	9,936	9,697
Net income	$23,070	$23,016	$21,742

Basic earnings per common share	$1.42	$1.43	$1.35
Diluted earnings per common share	$1.41	$1.42	$1.35
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)	2017	2016	2015
Net income	$23,070	$23,016	$21,742
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(1,124)	(2,249)	(33)
Less: reclassification adjustment for net gains realized in net income	(326)	(66)	(47)
Less: reclassification adjustment for amortization of net unrealized gains on securities transferred from available for sale to held to maturity, realized in interest income	(268)	(128)	(39)
Income tax benefit	653	929	45
Other comprehensive loss on available for sale securities	(1,065)	(1,514)	(74)
Unrealized gains (losses) on derivatives:
Unrealized gains (losses) on derivatives arising during the period	(66)	882	(1,144)
Less: reclassification adjustment for net loss on derivatives realized in net income	304	464	89
Less: reclassification adjustment for amortization of derivative termination costs, realized in interest expense	109	109	71
Income tax (expense) benefit	(132)	(553)	374
Other comprehensive income (loss) on derivatives	215	902	(610)
Total other comprehensive loss	(850)	(612)	(684)
Comprehensive income	$22,220	$22,404	$21,058

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$—	16,018,734	$3,000	$18,971	$117,950	$254	$140,175
Net income	—	—	—	—	21,742	—	21,742
Other comprehensive loss, net of tax	—	—	—	—	—	(684)	(684)
Cash dividends declared, $0.62 per common share	—	—	—	—	(9,952)	—	(9,952)
Stock-based compensation costs	—	—	—	1,166	—	—	1,166
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	45,701	—	(225)	—	—	(225)
Excess tax benefits from vesting of restricted stock units	—	—	—	155	—	—	155
Balance, December 31, 2015	—	16,064,435	3,000	20,067	129,740	(430)	152,377
Net income	—	—	—	—	23,016	—	23,016
Other comprehensive loss, net of tax	—	—	—	—	—	(612)	(612)
Cash dividends declared, $0.67 per common share	—	—	—	—	(10,800)	—	(10,800)
Stock-based compensation costs	—	—	—	1,684	—	—	1,684
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	73,564	—	(394)	—	—	(394)
Excess tax benefits from vesting of restricted stock units	—	—	—	105	—	—	105
Balance, December 31, 2016	—	16,137,999	3,000	21,462	141,956	(1,042)	165,376
Net income	—	—	—	—	23,070	—	23,070
Other comprehensive loss, net of tax	—	—	—	—	—	(850)	(850)
Cash dividends declared, $0.71 per common share	—	—	—	—	(11,499)	—	(11,499)
Stock-based compensation costs	—	—	—	2,632	—	—	2,632
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	77,673	—	(631)	—	—	(631)
Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$23,070	$23,016	$21,742
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,000	850
Net amortization and accretion	4,155	4,290	3,892
Investment securities gains, net	(326)	(66)	(47)
Stock-based compensation	2,632	1,684	1,166
Gain on sale of loans held for sale	—	—	(14)
Proceeds from sales of loans held for sale	—	—	840
Increase in cash value of bank-owned life insurance	(652)	(647)	(727)
Gain from bank-owned life insurance	(307)	(443)	—
Depreciation	1,347	1,046	921
Deferred income taxes	2,833	89	82
Change in assets and liabilities:
Increase in accrued interest receivable	(2,023)	(633)	(263)
(Increase) decrease in other assets	131	(85)	2,951
Increase (decrease) in accrued expenses and other liabilities	(1,503)	1,047	(196)
Net cash provided by operating activities	29,357	30,298	31,197
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	108,584	3,054	16,946
Proceeds from maturities and calls of investment securities	47,781	58,358	49,665
Purchases of investment securities available for sale	(341,012)	(3,500)	(116,824)
Purchases of Federal Home Loan Bank stock	(19,414)	(17,407)	(19,986)
Proceeds from redemption of Federal Home Loan Bank stock	21,011	19,083	22,614
Net increase in loans	(110,312)	(153,037)	(62,133)
Proceeds from sales of other real estate owned	—	—	2,227
Purchases of premises and equipment	(1,055)	(12,802)	(2,502)
Proceeds of principal and earnings from bank-owned life insurance	452	812	—
Proceeds from settlement of other assets	—	—	3,593
Net cash used in investing activities	(293,965)	(105,439)	(106,400)
Cash Flows from Financing Activities:
Net increase in deposits	264,208	105,876	170,267
Net decrease in federal funds purchased	(9,145)	(12,070)	(47,215)
Proceeds from long-term debt	22,000	—	—
Principal payments on long-term debt	(4,212)	(3,286)	(4,261)
Principal payments on Federal Home Loan Bank advances	(25,000)	—	—
Interest rate swap termination costs paid	—	—	(541)
Common stock dividends paid	(11,499)	(10,800)	(9,952)
Restricted stock units withheld for payroll taxes	(631)	(394)	(225)
Net cash provided by financing activities	235,721	79,326	108,073
Net increase (decrease) in cash and cash equivalents	(28,887)	4,185	32,870
Cash and Cash Equivalents:
Beginning	76,836	72,651	39,781
Ending	$47,949	$76,836	$72,651

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$12,520	$7,940	$6,069
Income taxes	9,300	7,870	6,700
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is a state chartered bank and has its main office in West Des Moines, Iowa, with seven additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Iowa City, Iowa, one office located in Coralville, Iowa, and one office located in Rochester, Minnesota.  As used herein, the term “Company” refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the Codification or ASC.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of financial instruments and the allowance for loan losses.

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank and West Bank’s wholly-owned subsidiary WB Funding Corporation (which owned an interest in a limited liability company that was sold in the fourth quarter of 2015). All significant intercompany transactions and balances have been eliminated in consolidation.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities. In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Reclassification: Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholder's equity, to conform with current period presentation.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, interest on investment securities, service charges on deposit accounts, fees for trust services and other miscellaneous banking related activities. This segment includes the Company, West Bank, and related elimination entries between the two, as the Company’s operation is similar to that of West Bank.

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI).  OCI consists of the net change in unrealized gains and losses on the Company’s investment securities available for sale, including the noncredit-related portion of unrealized gains (losses) of OTTI securities, if any, and the effective portion of the change in fair value of derivative instruments. OCI also includes the amortization of derivative termination costs and the amortization of unrealized gains on investment securities transferred from available for sale to held to maturity.

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

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2017. All shares of FHLB stock are issued and redeemed at par value.

Loans:  Loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income recognized on the interest method based upon the terms of the loan.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

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

A loan is classified as troubled debt restructured (TDR) when the Company separately concludes that a borrower is experiencing financial difficulties and a concession is granted that would not otherwise be considered. Concessions may include a restructuring of the loan terms to alleviate the burden of the borrower’s cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged.  TDR loans with extended payment terms are accounted for as impaired until performance is established. A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below market rates are considered impaired until fully collected. TDR loans may also be reported as nonaccrual or 90 days past due if they are not performing per the restructured terms.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to the Company’s classification criteria. These loans involve the anticipated potential for payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.  Loans are charged off against the allowance for loan losses when management believes that collectability of the principal is unlikely.  While management uses the best information available to make its evaluations, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors relied upon.

The allowance for loan losses consists of specific and general components.  The specific component relates to loans that meet the definition of impaired.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, loan growth, economic elements and local market conditions.  These same policies are applied to all segments of loans. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at least annually.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2017 and 2016, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $306,974 as of December 31, 2017, compared to assets totaling $251,767 as of December 31, 2016.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments (which consist of interest rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. As of December 31, 2017, the Company had cash flow hedging relationships, which were derivatives to hedge the exposure to variability in expected future cash flows. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and on a quarterly basis throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. The Company does not use derivatives for trading or speculative purposes.

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

Stock-based compensation: The Company’s current and previous equity incentive plans were approved by the stockholders as a means to attract, retain and reward selected participants. The plans are administered by the Compensation Committee of the Board of Directors. Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period using the fair value of the award at the time of the grant. The restricted stock unit (RSU) participants do not have dividend rights prior to vesting, so the fair value of nonvested RSUs is equal to the fair market value of the underlying common stock at the grant date, reduced by the present value of the dividends expected to be paid on the underlying shares during the vesting period. Prior to January 1, 2017, the Company assumed no projected forfeitures on its stock-based compensation, since all RSUs were expected to vest and no forfeitures had occurred as of December 31, 2016. Upon adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) on January 1, 2017, the Company made the accounting policy election to account for forfeitures as they occur.

Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) was adopted effective January 1, 2013, to provide certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. As of December 31, 2017, no individuals had chosen to participate in the Plan.

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

Income taxes:  The Company files a consolidated federal income tax return.  Income tax expense is generally allocated as if the Company and its subsidiary file separate income tax returns.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, capital losses and net operating losses, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Interest and penalties, if any, related to income taxes are recorded as other noninterest expense in the consolidated income statements in the year assessed.

Earnings per common share: Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company’s outstanding RSUs were vested. The dilutive effect is computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.

Current accounting developments:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. The Company's revenue is primarily composed of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of this update. Also excluded from the scope of the update is revenue from bank-owned life insurance, loan fees and letter of credit fees. Service charges on deposit accounts are within the scope of the guidance; however, current revenue recognition practices will not change under the guidance, as deposit agreements are considered day-to-day contracts. Other noninterest income sources of revenue are considered immaterial. Implementation of the guidance will not change current business practices or internal controls for financial reporting. Implementation of the guidance will not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company currently leases its main location and space for six other branch offices and operational departments under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the update. The amount of assets and liabilities added to the balance sheet are not expected to have a material impact on the Company's consolidated financial statements per preliminary estimates.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The guidance in this update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance also allows an entity to make an entity-wide accounting policy election to either estimate expected forfeitures or account for forfeitures as they occur. For public companies, the update was effective for annual periods beginning after December 15, 2016. Portions of the amended guidance were to be applied using a modified retrospective transition method, and others required prospective application. Upon adoption of this update on January 1, 2017, the Company made the accounting policy election to account for forfeitures as they occur. This resulted in no effect on the Company's consolidated financial statements, as prior stock-based compensation expense assumed no expected forfeitures. Upon adoption, the Company changed the calculation of the assumed proceeds of the treasury stock method on a prospective basis to eliminate deferred taxes from the calculation. The net impact on the income statement is dependent upon the change in the Company's stock price from grant date to vesting date and cannot be predicted by management with any certainty. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense, rather than within additional paid-in-capital, has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense by $285 for the year ended December 31, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not plan to early adopt this standard, but is currently planning for the implementation. It is too early to assess the impact that this guidance will have on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain purchased callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public companies, the update is effective for annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Early adoption is permitted, including adoption in an interim period. The Company adopted the amendments in the fourth quarter of 2017, and it had no impact on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted, including in an interim period. The amendments' presentation and disclosure guidance is required on a prospective basis. The Company is currently assessing the impact of this guidance, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of the reduced federal corporate income tax rate, which is effective in 2018. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company plans to adopt the amendment in the first quarter of 2018 using the beginning of the period option. The reclassified amount will be $369.

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2017, 2016 and 2015.

(in thousands, except per share data)	2017	2016	2015
Net income	$23,070	$23,016	$21,742

Weighted average common shares outstanding	16,194	16,117	16,050
Weighted average effect of restricted stock units outstanding	141	54	46
Diluted weighted average common shares outstanding	16,335	16,171	16,096

Basic earnings per common share	$1.42	$1.43	$1.35
Diluted earnings per common share	$1.41	$1.42	$1.35
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	—	102	140

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 3. Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of December 31, 2017 and 2016.

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$146,331	$928	$(946)	$146,313
Collateralized mortgage obligations (1)	162,631	28	(2,727)	159,932
Mortgage-backed securities (1)	60,956	20	(547)	60,429
Asset-backed securities (2)	45,539	8	(352)	45,195
Trust preferred security	2,134	—	(128)	2,006
Corporate notes	30,278	331	(265)	30,344
	$447,869	$1,315	$(4,965)	$444,219

Securities held to maturity:
State and political subdivisions	$45,527	$460	$(97)	$45,890

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$2,524	$69	$—	$2,593
State and political subdivisions	64,551	376	(591)	64,336
Collateralized mortgage obligations (1)	103,038	255	(1,343)	101,950
Mortgage-backed securities (1)	80,614	341	(797)	80,158
Trust preferred security	1,784	—	(534)	1,250
Corporate notes	10,326	25	(1)	10,350
	$262,837	$1,066	$(3,266)	$260,637

Securities held to maturity:
State and political subdivisions	$48,386	$70	$(667)	$47,789

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

Investment securities with an amortized cost of approximately $120,338 and $141,995 as of December 31, 2017 and 2016, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of December 31, 2017, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	2017
	Amortized Cost	Fair Value
Due in one year or less	$110	$110
Due after one year through five years	2,355	2,358
Due after five years through ten years	41,525	41,710
Due after ten years	134,753	134,485
	178,743	178,663
Collateralized mortgage obligations, mortgage-backed and asset-backed securities	269,126	265,556
	$447,869	$444,219
The amortized cost and fair value of investment securities held to maturity as of December 31, 2017, by contractual maturity, are shown below.  Certain securities have call features that allow the issuer to call the securities prior to maturity.

	2017
	Amortized Cost	Fair Value
Due after one year through five years	$1,594	$1,588
Due after five years through ten years	26,621	26,798
Due after ten years	17,312	17,504
	$45,527	$45,890
The details of the sales of investment securities for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table.

	2017	2016	2015
Proceeds from sales	$108,584	$3,054	$16,946
Gross gains on sales	752	66	54
Gross losses on sales	426	—	7

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2017 and 2016.

	2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$86,750	$(946)	$—	$—	$86,750	$(946)
Collateralized mortgage obligations	107,526	(1,583)	46,396	(1,144)	153,922	(2,727)
Mortgage-backed securities	53,974	(547)	—	—	53,974	(547)
Asset-backed securities	38,652	(352)	—	—	38,652	(352)
Trust preferred security	—	—	2,006	(128)	2,006	(128)
Corporate notes	14,735	(265)	—	—	14,735	(265)
	$301,637	$(3,693)	$48,402	$(1,272)	$350,039	$(4,965)

Securities held to maturity:
State and political subdivisions	$12,611	$(70)	$1,740	$(27)	$14,351	$(97)

	2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$34,903	$(591)	$—	$—	$34,903	$(591)
Collateralized mortgage obligations	75,771	(1,255)	2,538	(88)	78,309	(1,343)
Mortgage-backed securities	60,221	(797)	—	—	60,221	(797)
Trust preferred security	—	—	1,250	(534)	1,250	(534)
Corporate notes	1,499	(1)	—	—	1,499	(1)
	$172,394	$(2,644)	$3,788	$(622)	$176,182	$(3,266)

Securities held to maturity:
State and political subdivisions	$32,976	$(458)	$3,968	$(209)	$36,944	$(667)
As of December 31, 2017, the available for sale and held to maturity investment securities with unrealized losses included 146 state and political subdivision securities, 38 collateralized mortgage obligations, 15 mortgage-backed securities, six asset-backed securities, one trust preferred security and four corporate notes. The Company believes the unrealized losses on investment securities available for sale and held to maturity as of December 31, 2017 were due to market conditions, including interest rate fluctuations, rather than reduced estimated cash flows.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI as of December 31, 2017.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2017 and 2016.

	2017	2016
Commercial	$347,482	$334,014
Real estate:
Construction, land and land development	207,451	205,610
1-4 family residential first mortgages	51,044	47,184
Home equity	13,811	18,057
Commercial	886,114	788,000
Consumer and other	6,363	8,355
	1,512,265	1,401,220
Net unamortized fees and costs	(1,765)	(1,350)
	$1,510,500	$1,399,870
The loan portfolio included $997,642 and $911,067 of fixed-rate loans and $514,623 and $490,153 of variable-rate loans as of December 31, 2017 and 2016, respectively.

Real estate loans of approximately $810,000 and $680,000 were pledged as security for FHLB advances as of December 31, 2017 and 2016, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2017 and 2016.

	2017	2016
Balance, beginning of year	$191,697	$138,706
New loans	28,975	60,712
Repayments	(55,575)	(7,721)
Balance, end of year	$165,097	$191,697

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$35	$35	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	91	91	—	108	108	—
Home equity	172	172	—	41	41	—
Commercial	220	220	—	335	335	—
Consumer and other	—	—	—	—	—	—
	483	483	—	519	519	—
With an allowance recorded:
Commercial	—	—	—	91	91	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	21	21	21	276	276	276
Commercial	118	118	118	136	136	136
Consumer and other	—	—	—	—	—	—
	139	139	139	503	503	503
Total:
Commercial	—	—	—	126	126	91
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	91	91	—	108	108	—
Home equity	193	193	21	317	317	276
Commercial	338	338	118	471	471	136
Consumer and other	—	—	—	—	—	—
Total impaired loans	$622	$622	$139	$1,022	$1,022	$503

The balance of impaired loans at December 31, 2017 was composed of loans to five different borrowers, and the balance of impaired loans at December 31, 2016 was composed of loans to ten different borrowers.  As of December 31, 2017, $450 of total impaired loans to four of the borrowers were also considered impaired as of December 31, 2016. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$19	$—	$3	$—	$116	$—
Real estate:
Construction, land and
land development	—	—	8	—	259	10
1-4 family residential first mortgages	99	—	212	1	311	1
Home equity	39	2	3	—	—	—
Commercial	276	—	393	—	952	—
Consumer and other	—	—	—	—	2	—
	433	2	619	1	1,640	11
With an allowance recorded:
Commercial	60	7	127	—	204	2
Real estate:
Construction, land and
land development	—	—	—	—	190	6
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	177	1	263	—	237	—
Commercial	127	—	145	—	164	—
Consumer and other	—	—	—	—	—	—
	364	8	535	—	795	8
Total:
Commercial	79	7	130	—	320	2
Real estate:
Construction, land and
land development	—	—	8	—	449	16
1-4 family residential first mortgages	99	—	212	1	311	1
Home equity	216	3	266	—	237	—
Commercial	403	—	538	—	1,116	—
Consumer and other	—	—	—	—	2	—
Total impaired loans	$797	$10	$1,154	$1	$2,435	$19
Interest income forgone on impaired loans was $47, $72 and $128, respectively, during the years ended December 31, 2017, 2016 and 2015.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2017 and 2016.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$40	$20	$—	$60	$347,422	$—	$347,482
Real estate:
Construction, land and
land development	—	—	—	—	207,451	—	207,451
1-4 family residential
first mortgages	—	75	—	75	50,878	91	51,044
Home equity	—	—	—	—	13,618	193	13,811
Commercial	—	—	—	—	885,776	338	886,114
Consumer and other	—	—	—	—	6,363	—	6,363
Total	$40	$95	$—	$135	$1,511,508	$622	$1,512,265

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$109	$—	$—	$109	$333,779	$126	$334,014
Real estate:
Construction, land and
land development	—	—	—	—	205,610	—	205,610
1-4 family residential
first mortgages	64	—	—	64	47,012	108	47,184
Home equity	—	—	—	—	17,740	317	18,057
Commercial	—	—	—	—	787,529	471	788,000
Consumer and other	—	—	—	—	8,355	—	8,355
Total	$173	$—	$—	$173	$1,400,025	$1,022	$1,401,220

TDR loans totaled $220 and $426 as of December 31, 2017 and 2016, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the year ended December 31, 2017 or December 31, 2016, and three loan modifications considered to be TDR that occurred during the year ended December 31, 2015. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2017, 2016 and 2015, totaled $0, $0 and $149, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

The recorded investment in TDR loans that have been modified within the twelve months ended December 31, 2017, 2016 and 2015, which have subsequently had a payment default, totaled $0, $0 and $110, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2017 and 2016.

	December 31, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,586	$901	$1,995	$—	$347,482
Real estate:
Construction, land and land development	206,719	732	—	—	207,451
1-4 family residential first mortgages	49,905	890	249	—	51,044
Home equity	13,466	54	291	—	13,811
Commercial	856,789	20,574	8,751	—	886,114
Consumer and other	6,327	36	—	—	6,363
Total	$1,477,792	$23,187	$11,286	$—	$1,512,265

	December 31, 2016
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$329,366	$3,303	$1,345	$—	$334,014
Real estate:
Construction, land and land development	204,572	—	1,038	—	205,610
1-4 family residential first mortgages	46,278	798	108	—	47,184
Home equity	17,646	—	411	—	18,057
Commercial	769,010	18,392	598	—	788,000
Consumer and other	8,355	—	—	—	8,355
Total	$1,375,227	$22,493	$3,500	$—	$1,401,220
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

Risk rating 4: The borrower’s financial condition is satisfactory and stable.  The borrower has satisfactory debt service capacity, and the loan is well secured. The loan is performing as agreed, and the financial characteristics and trends fall in line with industry statistics.

Risk rating 5: The borrower’s financial condition is less than satisfactory. The loan is still generally paying as agreed, but strained cash flow may cause some slowness in payments. The collateral values adequately preclude loss on the loan. Financial characteristics and trends lag industry statistics. There may be noncompliance with loan covenants.

Risk rating 6: The borrower’s financial condition is deficient. Payment delinquencies may be more common. Collateral values still protect from loss, but margins are narrow. The loan may be reliant on secondary sources of repayment, including liquidation of collateral and guarantor support.

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

Credit quality indicators for all loans and the Company’s risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management’s attention through an established monitoring process. Individual lenders initiate changes as appropriate for ratings 1 through 5, and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of loans included on the Watch List.

In addition to the Company’s internal credit monitoring practices and procedures, an outsourced independent credit review function is in place to further assess assigned internal risk classifications and monitor compliance with internal lending policies and procedures.

In all portfolio segments, the primary risks are that a borrower’s income stream diminishes to the point that it is not able to make scheduled principal and interest payments and any collateral securing the loan declines in value. The risk of declining collateral values is present for most types of loans.

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

Real estate loans include various types of loans for which the Company holds real property as collateral, and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every 5 to 10 years with payments based on amortization periods up to 30 years.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities up to 24 months. The Company’s loan policy includes minimum appraisal and other credit guidelines.

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate.  The majority of the Company’s consumer lending is for vehicles, consolidation of personal debts and household improvements. The repayment source for consumer loans, including 1-4 family residential mortgages and home equity loans, is typically wages.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2017, 2016 and 2015.

	2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(199)	—	—	(176)	—	—	(375)
Recoveries	232	398	15	28	13	7	693
Provision (1)	(48)	(824)	(13)	(144)	1,060	(31)	—
Ending balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430

	2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	(125)	(141)	(93)	—	—	(47)	(406)
Recoveries	218	217	59	36	13	8	551
Provision (1)	(581)	225	(157)	(39)	1,430	122	1,000
Ending balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112

	2015
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,415	$2,151	$466	$534	$6,013	$28	$13,607
Charge-offs	(408)	—	(23)	(2)	—	(6)	(439)
Recoveries	579	250	7	87	12	14	949
Provision (1)	(217)	(63)	58	(138)	1,229	(19)	850
Ending balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2017 and 2016.

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$21	$118	$—	$139
Collectively evaluated for impairment	3,866	2,213	319	165	9,652	76	16,291
Total	$3,866	$2,213	$319	$186	$9,770	$76	$16,430

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$—	$276	$136	$—	$503
Collectively evaluated for impairment	3,790	2,639	317	202	8,561	100	15,609
Total	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2017 and 2016.

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$91	$193	$338	$—	$622
Collectively evaluated for impairment	347,482	207,451	50,953	13,618	885,776	6,363	1,511,643
Total	$347,482	$207,451	$51,044	$13,811	$886,114	$6,363	$1,512,265

	December 31, 2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$126	$—	$108	$317	$471	$—	$1,022
Collectively evaluated for impairment	333,888	205,610	47,076	17,740	787,529	8,355	1,400,198
Total	$334,014	$205,610	$47,184	$18,057	$788,000	$8,355	$1,401,220

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2017 and 2016.

	2017	2016
Land	$4,323	$4,323
Buildings	14,423	14,344
Leasehold improvements	3,880	3,843
Furniture and equipment	7,946	7,637
	30,572	30,147
Accumulated depreciation	(7,550)	(6,833)
	$23,022	$23,314

Note 6. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2017.

2018	$133,323
2019	18,698
2020	8,451
2021	3,396
2022	5,789
$169,657
Time deposits as of December 31, 2017 and 2016, included $100,091 and $53,821, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2017 and 2016, were $117,990 and $83,089, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $213,587 and $155,957, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Note 7. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2017, the interest rate was 4.74 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2017, including amortization of issuance costs, was 4.81 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures are reported net of unamortized debt issuance costs of $207 and $221 as of December 31, 2017 and 2016, respectively. The Company also has a forward-starting interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate beginning on September 30, 2018. See Note 10 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 8. Federal Home Loan Bank and Other Borrowings

The following table presents the terms of all FHLB long-term advances as of December 31, 2017 and 2016.

		December 31, 2017			December 31, 2016
Maturity		Interest	Effective		Interest	Effective
Date	Variable/Fixed	Rate	Rate (1)	Balance	Rate	Rate (1)	Balance
1/29/2018	Fixed	—	—	$—	2.70%	2.70%	$25,000
12/23/2019	Variable	1.93%	3.90%	25,000	1.28%	3.26%	25,000
6/22/2020	Variable	1.95%	4.09%	25,000	1.30%	3.45%	25,000
9/21/2020	Variable	1.95%	4.44%	30,000	1.30%	4.44%	30,000
				80,000			105,000
Discount for modification				(3,618)			(5,114)
Total FHLB advances, net of discount				$76,382			$99,886

(1)	The effective interest rate for the variable-rate advances includes the effects of the discount fee amortization and interest rate swaps, if applicable.

Three of the FHLB advances totaling $80,000 were modified on December 21, 2012, to extend their terms and to convert the borrowings to a variable rate that is tied to 3-month LIBOR. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2017, 2016 and 2015, the Company amortized $1,496, $1,501 and $1,497, respectively, of interest expense related to the discount. Interest is payable quarterly on the FHLB advances. The Company also has an interest rate swap contract that effectively converts the $30,000 variable-rate advance to a fixed-rate advance. See Note 10 for additional information on the interest rate swap.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $384,000 at the FHLB as of December 31, 2017.

As of December 31, 2017, West Bank had arrangements that would allow it to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2017, there were no amounts outstanding under these arrangements.

Note 9. Long-Term Debt

On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining outstanding principal balance of $3,000. The additional borrowing was used to make a capital injection into the Company's subsidiary, West Bank. Principal and interest under the term note are payable quarterly over five years . Required quarterly principal payments are $625, with the balance due at maturity. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent plus 30-day LIBOR, which totaled 3.33 percent as of December 31, 2017. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding balance was $22,500 as of December 31, 2017. The note is secured by 100 percent of West Bank’s stock. The prior note that was replaced by this credit agreement had an outstanding balance of $4,600 as of December 31, 2016.

In June 2013, a portion of the property purchased for the branch office in Coralville, Iowa, was financed with a $765, nine year variable-payment contract with a fixed interest rate of 1.25 percent. The outstanding balance on the contract was $417 and $529 as of December 31, 2017 and 2016, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Future required principal payments for long-term debt as of December 31, 2017 are shown in the table below.

2018	$2,614
2019	2,615
2020	2,616
2021	2,537
2022	12,535
$22,917
Note 10. Derivatives

The Company uses interest rate swap agreements to manage the interest rate risk related to the variability of interest payments. The Company has variable-rate FHLB advances and junior subordinated notes, which create exposure to variability in interest payments due to changes in interest rates. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has two interest rate swaps that effectively convert variable-rate FHLB advances and junior subordinated notes to fixed-rate debt. The swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying debt with quarterly interest rate reset dates. An interest rate swap, with a notional amount of $30,000, became effective in December 2015. In October 2016, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000. The forward starting date of this swap is September 30, 2018.

Interest rate swaps, with a total notional amount of $70,000, were terminated in prior years, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows, through June 2020.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 17 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2017, 2016 and 2015, and the Company estimates there will be approximately $278 of cash payments and reclassification from AOCI to interest expense through December 31, 2018. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contains language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. The Company was required to pledge $210 and $470 of cash as collateral to the counterparty as of December 31, 2017 and 2016, respectively. The Company’s counterparty was required to pledge $980 and $1,070 at December 31, 2017 and 2016, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments designated as cash flow hedges as of December 31, 2017 and 2016.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2017
Interest rate swap	$30,000	$(86)	Other Liabilities	1.95%	2.52%	9/21/2020
Interest rate swap (1)	20,000	895	Other Assets	—%	4.81%	9/30/2026

December 31, 2016
Interest rate swap	$30,000	$(496)	Other Liabilities	1.30%	2.52%	9/21/2020
Interest rate swap (1)	20,000	1,068	Other Assets	—%	4.81%	9/30/2026
(1) This swap is a forward starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.
The following table identifies the pretax gains (losses) recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015.

	Effective Portion			Ineffective Portion
	Amount of	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Pretax Gain (Loss)
	Recognized in		Amount of		Amount of
	OCI	Category	Loss	Category	Gain (Loss)
2017	$(66)	Interest Expense	$(413)	Other Income	$—
2016	$882	Interest Expense	$(573)	Other Income	$—
2015	$(1,144)	Interest Expense	$(160)	Other Income	$—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 11. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2014 through 2017 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized no material income tax related interest or penalties.  No accrued interest or penalties are included in accrued tax expense in the balance sheets as of December 31, 2017 and 2016.

The following table shows the components of income taxes for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Current:
Federal	$8,822	$8,220	$8,057
State	1,713	1,627	1,558
Deferred:
Federal	2,527	115	112
State	306	(26)	(30)
Income taxes	$13,368	$9,936	$9,697
Total income taxes for the years ended December 31, 2017, 2016 and 2015, differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as shown in the following table.

	2017		2016		2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$12,753	35.0%	$11,533	35.0%	$11,004	35.0%
State income tax expense, net of
federal income tax benefit	1,146	3.2%	1,004	3.0%	957	3.0%
Tax-exempt interest income	(2,023)	(5.6)%	(1,823)	(5.5)%	(1,786)	(5.7)%
Nondeductible interest expense to
own tax-exempt securities	152	0.4%	58	0.2%	43	0.1%
Tax-exempt increase in cash value of
life insurance and gains	(336)	(0.9)%	(381)	(1.2)%	(254)	(0.8)%
Stock compensation	(261)	(0.7)%	—	—	—	—
Effect of change in federal
income tax rate	2,340	6.4%	—	—	—	—
Utilization of capital loss carryforwards	—	—	—	—	(130)	(0.4)%
Federal income tax credits	(410)	(1.1)%	(405)	(1.2)%	(275)	(0.9)%
Other, net	7	—	(50)	(0.1)%	138	0.5%
Income taxes	$13,368	36.7%	$9,936	30.2%	$9,697	30.8%
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent effective for 2018 and future years. The enactment of the legislation and the reduction in the federal income tax rate required a one-time reduction in net deferred tax assets and an increase in tax expense of $2,340 as shown in the table above.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net deferred tax assets consisted of the following components as of December 31, 2017 and 2016.

	2017	2016
Deferred tax assets:
Allowance for loan losses	$4,108	$6,123
Net unrealized losses on securities available for sale	902	719
Intangibles	101	462
Accrued expenses	176	706
Restricted stock unit compensation	544	446
State net operating loss carryforward	1,379	1,271
Other	86	190
	7,296	9,917
Deferred tax liabilities:
Deferred loan costs	193	321
Net unrealized gains on interest rate swaps	139	80
Premises and equipment	792	1,027
Other	148	261
	1,272	1,689
Net deferred tax assets before valuation allowance	6,024	8,228
Valuation allowance for deferred tax assets	(1,379)	(1,271)
Net deferred tax assets	$4,645	$6,957
As of December 31, 2017, the parent Company had approximately $22,989 of Iowa net operating loss carryforwards available to offset future Iowa taxable income.  The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. The Iowa net operating loss carryforwards expire in 2019 and thereafter.

Note 12. Stock Compensation Plans

The West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan) was approved by the stockholders in April 2017. The 2017 Plan replaced the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan). Upon approval of the 2017 Plan, the 2012 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2012 Plan will continue pursuant to their terms and provisions. The Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2017 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2017, 776,000 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

Under the 2017 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2017 under the 2017 and 2012 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2017 and 2012 Plans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	307,268	$17.46	261,833	$16.67	179,699	$13.39
Granted	138,500	22.06	141,000	18.44	139,500	19.59
Vested	(106,468)	16.79	(95,565)	16.74	(57,366)	13.23
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	339,300	$19.55	307,268	$17.46	261,833	$16.67
The fair value of RSU awards that vested during 2017, 2016 and 2015 was $2,371, $1,730 and $1,118, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,632, $1,684, and $1,166 for the years ended December 31, 2017, 2016 and 2015, respectively. The tax benefit related to vesting of RSUs totaled $285, $105 and $155, respectively, for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, there was $3,788 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.5 years.

Note 13. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all of its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  Matching and discretionary contributions are determined annually by the Board of Directors.  The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the years ended December 31, 2017, 2016 and 2015.  Total matching and discretionary contribution expense for the years ended December 31, 2017, 2016 and 2015, totaled $961, $1,023 and $960, respectively.

As of December 31, 2017 and 2016, the plan held 294,423 and 327,307 shares, respectively, of the Company’s common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2017, 2016 and 2015.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2014	$416	$(162)	$254
Other comprehensive loss before reclassifications	(21)	(709)	(730)
Amounts reclassified from accumulated other
comprehensive income	(53)	99	46
Current period, other comprehensive loss	(74)	(610)	(684)
Balance, December 31, 2015	342	(772)	(430)
Other comprehensive income (loss) before
reclassifications	(1,394)	547	(847)
Amounts reclassified from accumulated other
comprehensive income	(120)	355	235
Current period other comprehensive income (loss)	(1,514)	902	(612)
Balance, December 31, 2016	(1,172)	130	(1,042)
Other comprehensive loss before reclassifications	(697)	(41)	(738)
Amounts reclassified from accumulated other
comprehensive income	(368)	256	(112)
Current period other comprehensive income (loss)	(1,065)	215	(850)
Balance, December 31, 2017	$(2,237)	$345	$(1,892)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 15. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements.  The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2017.

The Company’s and West Bank’s capital amounts and ratios are presented in the following table as of December 31, 2017 and 2016.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,420	11.76%	$147,169	8.00%	$170,164	9.25%	N/A	N/A
West Bank	235,570	12.82%	147,049	8.00%	170,026	9.25%	$183,812	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	199,990	10.87%	110,377	6.00%	133,372	7.25%	N/A	N/A
West Bank	219,140	11.92%	110,287	6.00%	133,263	7.25%	147,049	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	179,990	9.78%	82,783	4.50%	105,778	5.75%	N/A	N/A
West Bank	219,140	11.92%	82,715	4.50%	105,692	5.75%	119,478	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	199,990	9.60%	83,326	4.00%	83,326	4.00%	N/A	N/A
West Bank	219,140	10.52%	83,287	4.00%	83,287	4.00%	104,109	5.00%

As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,530	11.87%	$136,448	8.00%	$147,108	8.625%	N/A	N/A
West Bank	186,118	11.04%	134,877	8.00%	145,414	8.625%	$168,597	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	186,418	10.93%	102,336	6.00%	112,996	6.625%	N/A	N/A
West Bank	170,006	10.08%	101,158	6.00%	111,695	6.625%	134,877	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	166,418	9.76%	76,752	4.50%	87,412	5.125%	N/A	N/A
West Bank	170,006	10.08%	75,868	4.50%	86,406	5.125%	109,588	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	186,418	10.14%	73,530	4.00%	73,530	4.00%	N/A	N/A
West Bank	170,006	9.34%	72,807	4.00%	72,807	4.00%	91,009	5.00%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III Rule and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer was 1.25 percent during 2017 and 0.625 percent during 2016. A banking organization with a conservation buffer of less than the required phase-in amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of December 31, 2017, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all banks by applicable law.

The Company’s tangible common equity ratio was 8.42 percent and 8.92 percent at December 31, 2017 and 2016, respectively.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2017 and 2016, the Company had no intangible assets or preferred stock.

Note 16. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,344, $1,293 and $1,741, for the years ended December 31, 2017, 2016 and 2015, respectively.

Total estimated minimum rental commitments were as follows as of December 31, 2017.

2018	$1,509
2019	1,547
2020	1,547
2021	1,493
2022	1,462
Thereafter	5,341
$12,899
The Company had commitments to invest in qualified affordable housing projects totaling $6,130 and $5,768 as of December 31, 2017 and 2016, respectively.

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $6,086 and $6,393 as of December 31, 2017 and 2016, respectively.

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments.  Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following approximate amounts as of December 31, 2017 and 2016.

	2017	2016
Commitments to extend credit	$617,949	$614,681
Standby letters of credit	5,996	5,487
	$623,945	$620,168

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year.  Commitments to extend credit of approximately $99,105 at December 31, 2017, expire beyond one year.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2017 and 2016, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  At December 31, 2017, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $96. The outstanding balance of mortgage loans sold under the MPF Program was $94,292 and $112,084 at December 31, 2017 and 2016, respectively.

Concentrations of credit risk:  Substantially all of the Company’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market areas (a 50-mile radius of the greater Des Moines, Iowa, metropolitan area, a 30-mile radius of the Iowa City, Iowa, metropolitan area and a 30-mile radius of the Rochester, Minnesota, metropolitan area).  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  Neither the Company nor West Bank is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to West Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

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

The Company’s balance sheet contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The Company’s policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2017 or 2016.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities include certain corporate bonds and would include U.S. Treasuries, if any were held. Level 2 securities include certain corporate bonds, U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, asset-backed securities, state and political subdivision securities and one trust preferred security. At December 31, 2017, the Company classified all of its corporate bonds as Level 2. For this portfolio, the Company has elected to a use matrix pricing model as a practical expedient to individual quoted market prices. The Company currently holds no investment securities classified as Level 3.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent investment portfolio management firm and compares the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, the fair values are further validated by management, with assistance from an independent investment portfolio management firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy.

Derivative instruments: The Company’s derivative instruments consist of interest rate swaps, which are accounted for as cash flow hedges. The Company’s derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or nonbinding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2017 and 2016.

	2017
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$146,313	$—	$146,313	$—
Collateralized mortgage obligations	159,932	—	159,932	—
Mortgage-backed securities	60,429	—	60,429	—
Asset-backed securities	45,195	—	45,195	—
Trust preferred security	2,006	—	2,006	—
Corporate notes	30,344	—	30,344	—
Derivative instrument, interest rate swap	895	—	895	—

Financial liabilities:
Derivative instrument, interest rate swap	$86	$—	$86	$—

	2016
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. government agencies and corporations	$2,593	$—	$2,593	$—
State and political subdivisions	64,336	—	64,336	—
Collateralized mortgage obligations	101,950	—	101,950	—
Mortgage-backed securities	80,158	—	80,158	—
Trust preferred security	1,250	—	1,250	—
Corporate notes	10,350	10,050	300	—
Derivative instrument, interest rate swap	1,068	—	1,068	—

Financial liabilities:
Derivative instrument, interest rate swap	$496	$—	$496	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2017 and 2016, impaired loans with a net book value of $0 and $0, respectively, for which a fair value adjustment was recorded, were classified as Level 3. Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management’s opinions concerning market developments or the client’s business.

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

Borrowings: The carrying amounts of federal funds purchased, variable-rate FHLB advances and variable-rate long-term borrowings approximate their fair values. Fair values of subordinated notes, fixed-rate FHLB advances and other long-term borrowings are estimated using a discounted cash flow analysis, based on observable market interest rates currently being offered with similar terms.

Commitments to extend credit and standby letters of credit: The approximate fair values of commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2017 and 2016.

		2017		2016
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$34,952	$34,952	$40,943	$40,943
Federal funds sold	Level 1	12,997	12,997	35,893	35,893
Investment securities available for sale	See previous table	444,219	444,219	260,637	260,637
Investment securities held to maturity	Level 2	45,527	45,890	48,386	47,789
Federal Home Loan Bank stock	Level 1	9,174	9,174	10,771	10,771
Loans, net	Level 2	1,494,070	1,490,166	1,383,758	1,382,569
Accrued interest receivable	Level 1	7,344	7,344	5,321	5,321
Interest rate swap	See previous table	895	895	1,068	1,068
Financial liabilities:
Deposits	Level 2	$1,810,813	$1,810,924	$1,546,605	$1,546,307
Federal funds purchased	Level 1	545	545	9,690	9,690
Subordinated notes, net	Level 2	20,412	15,357	20,398	12,703
Federal Home Loan Bank advances, net	Level 2	76,382	76,382	99,886	99,959
Long-term debt, net	Level 2	22,917	22,860	5,126	5,054
Accrued interest payable	Level 1	736	736	280	280
Interest rate swap	See previous table	86	86	496	496
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 18. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2017 and 2016
	2017	2016
ASSETS
Cash	$3,226	$3,945
Investment in West Bank	216,693	168,302
Investment in West Bancorporation Capital Trust I	619	619
Premises, net	—	18,194
Other assets	1,034	1,256
Total assets	$221,572	$192,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$562	$1,416
Subordinated notes, net	20,412	20,398
Long-term debt, net	22,500	5,126
Total liabilities	43,474	26,940
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	23,463	21,462
Retained earnings	153,527	141,956
Accumulated other comprehensive loss	(1,892)	(1,042)
Total stockholders’ equity	178,098	165,376
Total liabilities and stockholders’ equity	$221,572	$192,316

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2017, 2016 and 2015
	2017	2016	2015
Operating income:
Equity in net income of West Bank	$23,933	$23,544	$22,546
Equity in net income of West Bancorporation Capital Trust I	27	23	21
Intercompany rental income	333	503	207
Other rental income	21	50	43
Total operating income	24,314	24,120	22,817
Operating expenses:
Interest on subordinated notes	901	728	705
Interest on long-term debt	517	145	232
Occupancy	187	280	170
Other expenses	602	443	496
Total operating expenses	2,207	1,596	1,603
Income before income taxes	22,107	22,524	21,214
Income tax benefits	(963)	(492)	(528)
Net income	$23,070	$23,016	$21,742

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$23,070	$23,016	$21,742
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(23,933)	(23,544)	(22,546)
Equity in net income of West Bancorporation Capital Trust I	(27)	(23)	(21)
Dividends received from West Bank	16,800	14,400	13,900
Dividends received from West Bancorporation Capital Trust I	27	23	21
Amortization	17	20	23
Depreciation	178	244	139
Deferred income tax (benefits)	(240)	97	99
Change in assets and liabilities:
(Increase) decrease in other assets	50	(79)	1,436
Increase (decrease) in accrued expenses and other liabilities	(549)	641	(31)
Net cash provided by operating activities	15,393	14,795	14,762
Cash Flows from Investing Activities:
Proceeds from sales of premises	18,032	—	—
Purchases of premises	(16)	(10,539)	(1,386)
Proceeds from sales of other real estate owned	—	—	2,227
Proceeds from settlement of other assets	—	—	3,593
Capital contribution to West Bank	(40,000)	—	—
Net cash provided by (used in) investing activities	(21,984)	(10,539)	4,434
Cash Flows from Financing Activities:
Proceeds from long-term debt	22,000	—	—
Principal payments on long-term debt	(4,629)	(3,286)	(4,261)
Common stock cash dividends	(11,499)	(10,800)	(9,952)
Net cash provided by (used in) financing activities	5,872	(14,086)	(14,213)
Net increase (decrease) in cash	(719)	(9,830)	4,983
Cash:
Beginning	3,945	13,775	8,792
Ending	$3,226	$3,945	$13,775

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. Selected Quarterly Financial Data (unaudited)

	2017
Three months ended	March 31	June 30	September 30	December 31
Interest income	$16,791	$18,166	$18,560	$19,517
Interest expense	2,402	3,073	3,529	3,973
Net interest income	14,389	15,093	15,031	15,544
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	14,389	15,093	15,031	15,544
Noninterest income	2,160	2,316	2,264	1,908
Noninterest expense	8,043	8,172	8,020	8,032
Income before income taxes	8,506	9,237	9,275	9,420
Income taxes	2,400	2,872	2,870	5,226
Net income	$6,106	$6,365	$6,405	$4,194

Basic earnings per common share	$0.38	$0.39	$0.40	$0.26
Diluted earnings per common share	$0.37	$0.39	$0.39	$0.26

	2016
Three months ended	March 31	June 30	September 30	December 31
Interest income	$15,524	$16,209	$16,696	$16,565
Interest expense	1,825	1,936	1,975	2,140
Net interest income	13,699	14,273	14,721	14,425
Provision for loan losses	200	500	200	100
Net interest income after provision for loan losses	13,499	13,773	14,521	14,325
Noninterest income	2,230	1,903	1,919	1,930
Noninterest expense	7,799	7,819	7,993	7,537
Income before income taxes	7,930	7,857	8,447	8,718
Income taxes	2,234	2,381	2,634	2,687
Net income	$5,696	$5,476	$5,813	$6,031

Basic earnings per common share	$0.35	$0.34	$0.36	$0.37
Diluted earnings per common share	$0.35	$0.34	$0.36	$0.37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two years prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2017 that appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2018, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and persons who own more than 10 percent of the Company’s common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) forms indicating that any one person owns more than 10 percent of the Company’s stock, and the Company does not know of any one stockholder who owns more than 10 percent of the Company’s stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2017 were filed on a timely basis, with the exception of Joyce A. Chapman, a director, who filed a Form 5 reporting four gifting transactions that should have been reported earlier on Form 4s or Form 5s.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code of Conduct is available at the Investor Relations, Corporate Governance section of the Company’s website at www.westbankstrong.com, and the Company intends to satisfy its disclosure requirement by this reference. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct with respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and persons performing similar functions, by posting such information on our website.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2019 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2018, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of James W. Noyce, Chair, Joyce A. Chapman, David R. Milligan, Steven T. Schuler and Philip Jason Worth. Mr. Schuler was appointed to the Audit Committee in January 2018 at the same time as his appointment to the Board of Directors. The Board of Directors has determined that Mr. Noyce and Mr. Schuler are audit committee financial experts.  The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K can be found under the captions “Governance and Board of Directors—2017 Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2018, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2017 annual meeting of stockholders, the West Bancorporation, Inc. 2017 Equity Incentive Plan (2017 Plan) was adopted by the Board of Directors and approved by our stockholders. The prior 2012 Equity Incentive Plan (2012 Plan) was frozen with respect to future grants upon approval of the 2017 Plan. At the time the 2012 Plan was frozen, 232,318 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2012 Plan will remain subject to the 2012 Plan as long as they remain outstanding. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted under either plan. Additional information regarding our equity incentive plans is presented in “Note 12. Stock Compensation Plans” in the notes to the consolidated financial statements pursuant to Item 8. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2017.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by stockholders (1)	339,300	—	776,000	(2)
Equity compensation plans not
approved by stockholders	—	—	—
Total	339,300	—	776,000

(1)
Includes the West Bancorporation, Inc. 2012 Equity Incentive Plan approved by stockholders on April 26, 2012 and the West Bancorporation, Inc. 2017 Equity Incentive Plan approved by stockholders on April 27, 2017.

(2)
Reflects the number of shares available for issuance under the West Bancorporation, Inc. 2017 Equity Incentive Plan as nonqualified and incentive stock options, stock appreciation rights and stock awards.

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Change in Control Agreements” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2018, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2018, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2018, and is incorporated herein by reference.

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

3. Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-K on March 1, 2017)
3.2	Bylaws of West Bancorporation, Inc. adopted February 13, 2002 and as amended October 17, 2007 (incorporated herein by reference to Exhibit 4.1 filed with the Form S-3 on January 30, 2009)
10.1*	West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
10.2*
Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-Q on April 26, 2012)

10.3*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.4*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.5*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.6*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.4 filed with the Form 8-K on July 25, 2012)
10.7*	West Bancorporation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on October 29, 2012)
10.8*	West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 6, 2014)
10.9*	West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 1, 2017)
10.10*	Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Form S-8 on April 28, 2017)
10.11*	Form of Restricted Stock Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 filed with the Form S-8 on April 28, 2017)
10.12*
Form of Nonqualified Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 filed with the Form S-8 on April 28, 2017)

10.13*
Form of Incentive Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 filed with the Form S-8 on April 28, 2017)

10.14*
Form of Stock Appreciation Right Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 filed with the Form S-8 on April 28, 2017)

10.15*	First Amendment to the West Bancorporation, Inc. 2012 Equity Incentive Plan dated April 26, 2017
10.16	Amended and Restated Lease Agreement Dated February 20, 2018
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 1, 2018	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2018	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 1, 2018	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

March 1, 2018	By:	/s/ Marie I. Roberts
Marie I. Roberts
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

BOARD OF DIRECTORS

March 1, 2018	By:	/s/ David R. Milligan
David R. Milligan
Chairman of the Board

March 1, 2018	By:	/s/ Frank W. Berlin
Frank W. Berlin

March 1, 2018	By:	/s/ Joyce A. Chapman
Joyce A. Chapman

March 1, 2018	By:	/s/ Steven K. Gaer
Steven K. Gaer

March 1, 2018	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

March 1, 2018	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

March 1, 2018	By:	/s/ Sean P. McMurray
Sean P. McMurray

March 1, 2018	By:	/s/ George D. Milligan
George D. Milligan

March 1, 2018	By:	/s/ James W. Noyce
James W. Noyce

March 1, 2018	By:	/s/ Robert G. Pulver
Robert G. Pulver

March 1, 2018	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

March 1, 2018	By:	/s/ Steven T. Schuler
Steven T. Schuler

March 1, 2018	By:	/s/ Philip Jason Worth
Philip Jason Worth