Form 10-Q
period 2018-03-31
WEST BANCORPORATION INC
filed 2018-04-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Yes  ☐                      No  ☒

As of April 25, 2018, there were 16,271,494 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$36,978	$34,952
Federal funds sold	488	12,997
Cash and cash equivalents	37,466	47,949
Investment securities available for sale, at fair value	482,787	444,219
Investment securities held to maturity, at amortized cost (fair value $45,890 at December 31, 2017)	—	45,527
Federal Home Loan Bank stock, at cost	10,130	9,174
Loans	1,502,283	1,510,500
Allowance for loan losses	(16,465)	(16,430)
Loans, net	1,485,818	1,494,070
Premises and equipment, net	22,682	23,022
Accrued interest receivable	7,287	7,344
Bank-owned life insurance	33,776	33,618
Deferred tax assets, net	5,625	4,645
Other assets	6,454	4,809
Total assets	$2,092,025	$2,114,377

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$394,100	$395,888
Interest-bearing demand	314,546	395,052
Savings	854,941	850,216
Time of $250 or more	26,224	16,965
Other time	148,347	152,692
Total deposits	1,738,158	1,810,813
Federal funds purchased	51,820	545
Subordinated notes, net	20,415	20,412
Federal Home Loan Bank advances, net	76,751	76,382
Long-term debt	21,639	22,917
Accrued expenses and other liabilities	5,000	5,210
Total liabilities	1,913,783	1,936,279
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,271,494 and 16,215,672 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,000	3,000
Additional paid-in capital	22,916	23,463
Retained earnings	158,362	153,527
Accumulated other comprehensive loss	(6,036)	(1,892)
Total stockholders' equity	178,242	178,098
Total liabilities and stockholders' equity	$2,092,025	$2,114,377
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Interest income:
Loans, including fees	$16,474	$14,969
Investment securities:
Taxable	1,813	1,027
Tax-exempt	1,362	778
Federal funds sold	81	17
Total interest income	19,730	16,791
Interest expense:
Deposits	3,012	1,195
Federal funds purchased	27	46
Subordinated notes	248	212
Federal Home Loan Bank advances	832	917
Long-term debt	195	32
Total interest expense	4,314	2,402
Net interest income	15,416	14,389
Provision for loan losses	150	—
Net interest income after provision for loan losses	15,266	14,389
Noninterest income:
Service charges on deposit accounts	649	600
Debit card usage fees	399	440
Trust services	445	392
Increase in cash value of bank-owned life insurance	158	154
Gain from bank-owned life insurance	—	307
Realized investment securities losses, net	—	(3)
Other income	262	270
Total noninterest income	1,913	2,160
Noninterest expense:
Salaries and employee benefits	4,513	4,337
Occupancy	1,223	1,097
Data processing	676	688
FDIC insurance	162	213
Professional fees	234	293
Director fees	249	211
Other expenses	1,230	1,204
Total noninterest expense	8,287	8,043
Income before income taxes	8,892	8,506
Income taxes	1,508	2,400
Net income	$7,384	$6,106

Basic earnings per common share	$0.46	$0.38
Diluted earnings per common share	$0.45	$0.37
Cash dividends declared per common share	$0.18	$0.17
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$7,384	$6,106
Other comprehensive income (loss) :
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(6,965)	1,607
Unrealized gains on investment securities transferred from held to maturity to available for sale	363	—
Plus: reclassification adjustment for net losses realized in net income	—	3
Less: other reclassification adjustment	(36)	(7)
Income tax benefit (expense)	1,661	(609)
Other comprehensive income (loss) on investment securities	(4,977)	994
Unrealized gains on derivatives:
Unrealized holding gains arising during the period	1,545	9
Plus: reclassification adjustment for net loss on derivatives realized in net income	37	90
Plus: reclassification adjustment for amortization of derivative termination costs	23	27
Income tax (expense)	(402)	(48)
Other comprehensive income on derivatives	1,203	78
Total other comprehensive income (loss)	(3,774)	1,072
Comprehensive income	$3,610	$7,178

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	6,106	—	6,106
Other comprehensive income, net of tax	—	—	—	—	—	1,072	1,072
Cash dividends declared, $0.17 per common share	—	—	—	—	(2,743)	—	(2,743)
Stock-based compensation costs	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	49,162	—	(553)	—	—	(553)
Balance, March 31, 2017	$—	16,187,161	$3,000	$21,423	$145,319	$30	$169,772

Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	7,384	—	7,384
Other comprehensive loss, net of tax	—	—	—	—	—	(3,774)	(3,774)
Cash dividends declared, $0.18 per common share	—	—	—	—	(2,919)	—	(2,919)
Stock-based compensation costs	—	—	—	529	—	—	529
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	55,822	—	(1,076)	—	—	(1,076)
Balance, March 31, 2018	$—	16,271,494	$3,000	$22,916	$158,362	$(6,036)	$178,242

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$7,384	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Net amortization and accretion	1,252	904
Investment securities losses, net	—	3
Stock-based compensation	529	514
Increase in cash value of bank-owned life insurance	(158)	(154)
Gain from bank-owned life insurance	—	(307)
Depreciation	353	341
Deferred income taxes	279	450
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	57	(264)
Increase in other assets	(149)	(418)
Decrease in accrued expenses and other liabilities	(124)	(99)
Net cash provided by operating activities	9,573	7,076
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	8,999
Proceeds from maturities and calls of investment securities	9,464	12,437
Purchases of securities available for sale	(10,000)	(21,108)
Purchases of Federal Home Loan Bank stock	(2,134)	(7,034)
Proceeds from redemption of Federal Home Loan Bank stock	1,178	5,695
Net (increase) decrease in loans	8,102	(46,550)
Purchases of premises and equipment	(13)	(32)
Proceeds of principal and earnings from bank-owned life insurance	—	451
Net cash provided by (used in) investing activities	6,597	(47,142)
Cash Flows from Financing Activities:
Net decrease in deposits	(72,655)	(17,851)
Net increase in federal funds purchased	51,275	27,735
Principal payments on long-term debt	(1,278)	(828)
Common stock dividends paid	(2,919)	(2,743)
Restricted stock units withheld for payroll taxes	(1,076)	(553)
Net cash provided by (used in) financing activities	(26,653)	5,760
Net decrease in cash and cash equivalents	(10,483)	(34,306)
Cash and Cash Equivalents:
Beginning	47,949	76,836
Ending	$37,466	$42,530

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,196	$2,361
Income taxes	—	—

Supplemental Disclosure of Noncash Investing Activities:
Transfer of investment securities held to maturity to available for sale	$45,527	$—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2018 and December 31, 2017, and net income, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank and West Bank's wholly-owned subsidiary WB Funding Corporation (which was liquidated in March 2018).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Current accounting developments:  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. The Company's revenue is primarily composed of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of this update. Also excluded from the scope of the update is revenue from bank-owned life insurance, loan fees and letter of credit fees. Approximately 90 percent of the Company's revenue is outside the scope of this update. Deposit account related fees, including service charges, debit card usage fees, overdraft fees and wire transfer fees are within the scope of the guidance; however, revenue recognition practices did not change under the guidance, as deposit agreements are considered day-to-day contracts. Deposit account transaction related fees will continue to be recognized as the services are performed. Other noninterest income sources of revenue are considered immaterial. Implementation of the guidance did not change current business practices. Implementation of the guidance did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Upon adoption, the fair value of the Company's loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis will be determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses will be added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses will be recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not plan to early adopt this standard, but is currently planning for the implementation. It is too early to assess the impact that this guidance will have on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update make targeted changes to the existing hedge accounting model to better align the accounting rules with a company’s risk management activities, and to simplify the application of the hedge accounting model. The update expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, and simplifies the way assessments of hedge ineffectiveness may be performed. The update also permits a one-time reclassification of prepayable debt securities from held to maturity classification to available for sale. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted, including in an interim period. The amendments' presentation and disclosure guidance is required on a prospective basis. The Company adopted the guidance effective January 1, 2018. The requirements of this update related to the Company's hedging activities did not have any impact on the Company's consolidated financial statements. Upon adoption, the Company elected to transfer all its held to maturity securities portfolio to available for sale. The transferred securities had an amortized cost basis of $45,527 and a fair value of $45,890. Upon transfer, the Company recorded an adjustment of $273 to accumulated other comprehensive income, net of deferred income taxes, for the unrealized gains and losses related to the transferred securities.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of the reduced federal corporate income tax rate, which became effective in 2018. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company adopted the amendment effective January 1, 2018, using the beginning of period method. The reclassified amount was $370.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2018 and 2017 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Net income	$7,384	$6,106

Weighted average common shares outstanding	16,219	16,141
Weighted average effect of restricted stock units outstanding	189	151
Diluted weighted average common shares outstanding	16,408	16,292

Basic earnings per common share	$0.46	$0.38
Diluted earnings per common share	$0.45	$0.37
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	8	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$191,622	$293	$(4,242)	$187,673
Collateralized mortgage obligations (1)	156,873	3	(4,421)	152,455
Mortgage-backed securities (1)	58,565	7	(1,118)	57,454
Asset-backed securities (2)	43,562	66	(323)	43,305
Trust preferred security	2,139	—	(139)	2,000
Corporate notes	40,278	270	(648)	39,900
	$493,039	$639	$(10,891)	$482,787

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$146,331	$928	$(946)	$146,313
Collateralized mortgage obligations (1)	162,631	28	(2,727)	159,932
Mortgage-backed securities (1)	60,956	20	(547)	60,429
Asset-backed securities (2)	45,539	8	(352)	45,195
Trust preferred security	2,134	—	(128)	2,006
Corporate notes	30,278	331	(265)	30,344
	$447,869	$1,315	$(4,965)	$444,219

Securities held to maturity:
State and political subdivisions	$45,527	$460	$(97)	$45,890

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

On January 1, 2018, the Company adopted the amendments of ASU No. 2017-12 and, as a result, elected to transfer all securities classified as held to maturity to available for sale. At the date of reclassification, the held to maturity securities portfolio was carried at an amortized cost of $45,527. The reclassification of securities between categories was accounted for at fair value. At the date of reclassification, the securities had a fair value of $45,890 and net unrealized holding gains of $273, which were recorded net of tax in other comprehensive income. The transfer enhanced liquidity and increased flexibility with regard to asset-liability management and balance sheet composition.

Investment securities with an amortized cost of approximately $117,276 and $120,338 as of March 31, 2018 and December 31, 2017, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of March 31, 2018, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$110	$110
Due after one year through five years	3,946	3,926
Due after five years through ten years	74,586	73,682
Due after ten years	155,397	151,855
	234,039	229,573
Collateralized mortgage obligations, mortgage-backed and asset-backed securities	259,000	253,214
	$493,039	$482,787
The details of the sales of investment securities available for sale for the three months ended March 31, 2018 and 2017 are summarized in the following table.

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$—	$8,999
Gross gains on sales	—	39
Gross losses on sales	—	42

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$156,316	$(4,232)	$1,727	$(10)	$158,043	$(4,242)
Collateralized mortgage obligations	106,623	(2,778)	43,597	(1,643)	150,220	(4,421)
Mortgage-backed securities	53,791	(1,118)	—	—	53,791	(1,118)
Asset-backed securities	29,837	(323)	—	—	29,837	(323)
Trust preferred security	—	—	2,000	(139)	2,000	(139)
Corporate notes	24,347	(648)	—	—	24,347	(648)
	$370,914	$(9,099)	$47,324	$(1,792)	$418,238	$(10,891)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$86,750	$(946)	$—	$—	$86,750	$(946)
Collateralized mortgage obligations	107,526	(1,583)	46,396	(1,144)	153,922	(2,727)
Mortgage-backed securities	53,974	(547)	—	—	53,974	(547)
Asset-backed securities	38,652	(352)	—	—	38,652	(352)
Trust preferred security	—	—	2,006	(128)	2,006	(128)
Corporate notes	14,735	(265)	—	—	14,735	(265)
	$301,637	$(3,693)	$48,402	$(1,272)	$350,039	$(4,965)

Securities held to maturity:
State and political subdivisions	$12,611	$(70)	$1,740	$(27)	$14,351	$(97)
As of March 31, 2018, the available for sale securities with unrealized losses included 225 state and political subdivision securities, 41 collateralized mortgage obligation securities, 15 mortgage-backed securities, five asset-backed securities, one trust preferred security and nine corporate notes. The Company believed the unrealized losses on investments available for sale as of March 31, 2018 were due to market conditions rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have other than temporary impairment as of March 31, 2018.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Commercial	$316,188	$347,482
Real estate:
Construction, land and land development	173,495	207,451
1-4 family residential first mortgages	50,229	51,044
Home equity	13,756	13,811
Commercial	944,067	886,114
Consumer and other	6,450	6,363
	1,504,185	1,512,265
Net unamortized fees and costs	(1,902)	(1,765)
	$1,502,283	$1,510,500
Real estate loans of approximately $730,000 and $810,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2018 and December 31, 2017, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $191 and $220 as of March 31, 2018 and December 31, 2017, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2018 and 2017. No TDR loans that were modified within the twelve months preceding March 31, 2018 and March 31, 2017 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$883	$883	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	122	122	—	91	91	—
Home equity	172	172	—	172	172	—
Commercial	798	798	—	220	220	—
Consumer and other	—	—	—	—	—	—
	1,975	1,975	—	483	483	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	18	18	18	21	21	21
Commercial	114	114	114	118	118	118
Consumer and other	—	—	—	—	—	—
	132	132	132	139	139	139
Total:
Commercial	883	883	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	122	122	—	91	91	—
Home equity	190	190	18	193	193	21
Commercial	912	912	114	338	338	118
Consumer and other	—	—	—	—	—	—
	$2,107	$2,107	$132	$622	$622	$139

The balance of impaired loans at March 31, 2018 and December 31, 2017 was composed of seven and five different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$270	$—	$26	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	115	—	107	—
Home equity	172	—	38	—
Commercial	357	—	319	—
Consumer and other	—	—	—	—
	914	—	490	—
With an allowance recorded:
Commercial	—	—	89	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	20	—	272	—
Commercial	116	—	134	—
Consumer and other	—	—	—	—
	136	—	495	—
Total:
Commercial	270	—	115	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	115	—	107	—
Home equity	192	—	310	—
Commercial	473	—	453	—
Consumer and other	—	—	—	—
	$1,050	$—	$985	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$13	$10	$—	$23	$315,282	$883	$316,188
Real estate:
Construction, land and
land development	—	—	—	—	173,495	—	173,495
1-4 family residential
first mortgages	—	—	—	—	50,107	122	50,229
Home equity	30	—	—	30	13,536	190	13,756
Commercial	—	—	—	—	943,155	912	944,067
Consumer and other	—	—	—	—	6,450	—	6,450
Total	$43	$10	$—	$53	$1,502,025	$2,107	$1,504,185

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$40	$20	$—	$60	$347,422	$—	$347,482
Real estate:
Construction, land and
land development	—	—	—	—	207,451	—	207,451
1-4 family residential
first mortgages	—	75	—	75	50,878	91	51,044
Home equity	—	—	—	—	13,618	193	13,811
Commercial	—	—	—	—	885,776	338	886,114
Consumer and other	—	—	—	—	6,363	—	6,363
Total	$40	$95	$—	$135	$1,511,508	$622	$1,512,265

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$310,620	$3,665	$1,903	$—	$316,188
Real estate:
Construction, land and land development	172,324	1,171	—	—	173,495
1-4 family residential first mortgages	49,228	798	203	—	50,229
Home equity	13,415	51	290	—	13,756
Commercial	915,076	20,349	8,642	—	944,067
Consumer and other	6,416	34	—	—	6,450
Total	$1,467,079	$26,068	$11,038	$—	$1,504,185

	December 31, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,586	$901	$1,995	$—	$347,482
Real estate:
Construction, land and land development	206,719	732	—	—	207,451
1-4 family residential first mortgages	49,905	890	249	—	51,044
Home equity	13,466	54	291	—	13,811
Commercial	856,789	20,574	8,751	—	886,114
Consumer and other	6,327	36	—	—	6,363
Total	$1,477,792	$23,187	$11,286	$—	$1,512,265
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

Real estate loans include various types of loans for which the Company holds real property as collateral, and consist of loans on commercial properties and single and multifamily residences.  Real estate loans are typically structured to mature or reprice every five to ten years with payments based on amortization periods up to 30 years.  The majority of construction loans are to contractors and developers for construction of commercial buildings or residential real estate. These loans typically have maturities of up to 24 months. The Company's loan policy includes minimum appraisal and other credit guidelines.

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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(195)	—	—	(1)	—	—	(196)
Recoveries	59	—	4	6	3	9	81
Provision (1)	(148)	(360)	(3)	(5)	669	(3)	150
Ending balance	$3,582	$1,853	$320	$186	$10,442	$82	$16,465

	Three Months Ended March 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(60)	—	—	—	—	—	(60)
Recoveries	59	303	1	8	3	1	375
Provision (1)	(80)	(28)	(3)	(39)	148	2	—
Ending balance	$3,800	$2,914	$315	$447	$8,848	$103	$16,427

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2018 and December 31, 2017.

	March 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$18	$114	$—	$132
Collectively evaluated for impairment	3,582	1,853	320	168	10,328	82	16,333
Total	$3,582	$1,853	$320	$186	$10,442	$82	$16,465

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$21	$118	$—	$139
Collectively evaluated for impairment	3,866	2,213	319	165	9,652	76	16,291
Total	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2018 and December 31, 2017.

	March 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$883	$—	$122	$190	$912	$—	$2,107
Collectively evaluated for impairment	315,305	173,495	50,107	13,566	943,155	6,450	1,502,078
Total	$316,188	$173,495	$50,229	$13,756	$944,067	$6,450	$1,504,185

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$91	$193	$338	$—	$622
Collectively evaluated for impairment	347,482	207,451	50,953	13,618	885,776	6,363	1,511,643
Total	$347,482	$207,451	$51,044	$13,811	$886,114	$6,363	$1,512,265

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company uses interest rate swap agreements to manage the interest rate risk related to the variability in interest payments due to changes in interest rates. The Company entered into two forward-starting interest rate swap transactions to effectively convert variable rate debt instruments to fixed rate instruments. These two swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments on $50,000 of debt instruments. In January 2018, the Company entered into a new interest rate swap agreement that effectively converts certain customer deposits with variable rates based on the federal funds upper target rate to fixed rate instruments. This swap transaction has a notional amount of $60,000 with a forward-starting date in December 2018 and is designated as a cash flow hedge of the risk of changes in total cash flows paid on certain customer deposits. The Company is exposed to credit risk in the event of nonperformance by counterparties to the interest rate swaps, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2018 and December 31, 2017, the Company pledged $0 and $210, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $2,580 and $980 at March 31, 2018 and December 31, 2017, respectively. The Company estimates there will be approximately $91 of cash payments and reclassification from accumulated other comprehensive income to interest expense through the 12 months ending March 31, 2019. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2018 and December 31, 2017.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2018
Interest rate swap	$30,000	$256	Other Assets	2.53%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,423	Other Assets	—	4.81%	9/30/2026
Interest rate swap(2)	60,000	713	Other Assets	—	2.31%	12/31/2025
December 31, 2017
Interest rate swap	$30,000	$(86)	Other Liabilities	1.95%	2.52%	9/21/2020
Interest rate swap(1)	20,000	895	Other Assets	—	4.81%	9/30/2026

(1)	This swap is a forward-starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.

(2)	This swap is a forward-starting swap with a weighted average pay rate of 2.31 percent beginning December 31, 2018. No interest payments are required related to this swap until January 31, 2019.

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2018 and 2017.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain Recognized in OCI
				Amount of Loss
	Three months ended March 31,			Three months ended March 31,
	2018	2017	Category	2018	2017
Interest rate swaps	$1,545	9	Interest Expense	$(60)	(117)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law. The Tax Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent. The lower federal corporate income tax rate became effective for the Company on January 1, 2018. The enactment of the legislation and the reduction in the federal income tax rate resulted in a revaluation of deferred tax assets and liabilities in December 2017.

Net deferred tax assets consisted of the following as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$4,116	$4,108
Net unrealized losses on securities available for sale	2,563	902
Intangibles	51	101
Accrued expenses	215	176
Restricted stock compensation	285	544
State net operating loss carryforward	1,420	1,379
Other	81	86
	8,731	7,296
Deferred tax liabilities:
Net deferred loan fees and costs	188	193
Net unrealized gains on interest rate swaps	541	139
Premises and equipment	809	792
Other	148	148
	1,686	1,272
Net deferred tax assets before valuation allowance	7,045	6,024
Valuation allowance	(1,420)	(1,379)
Net deferred tax assets	$5,625	$4,645
The Company has recorded a valuation allowance against the tax effect of state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2019 and thereafter.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017.

	Unrealized	Unrealized	Accumulated
	(Losses)	Gains	Other
	on	on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive income before reclassifications	996	6	1,002
Amounts reclassified from accumulated other comprehensive income	(2)	72	70
Net current period other comprehensive income	994	78	1,072
Balance, March 31, 2017	$(178)	$208	$30

Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(5,225)	1,159	(4,066)
Amounts reclassified from accumulated other comprehensive income	(25)	44	19
Net current period other comprehensive income (loss)	(4,977)	1,203	(3,774)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, March 31, 2018	$(7,689)	$1,653	$(6,036)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Commitments to extend credit	$612,165	$617,949
Standby letters of credit	5,785	5,996
	$617,950	$623,945
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At March 31, 2018, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $68. The outstanding balance of mortgage loans sold under the MPF Program was $90,842 and $94,292 at March 31, 2018 and December 31, 2017, respectively.

Contractual commitments: The Company has remaining commitments to invest in qualified affordable housing projects totaling $6,097 and $6,130 as of March 31, 2018 and December 31, 2017, respectively.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2018.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities. If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable. The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. Level 1 securities would include U.S. Treasuries, if any were held. Level 2 securities include U.S. government and agency securities, collateralized mortgage obligations, mortgage-backed securities, asset-backed securities, state and political subdivision securities, one trust preferred security and corporate notes. The Company currently holds no investment securities classified as Level 3.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent investment portfolio management firm and comparing the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, prices are further validated by management, with assistance from an independent investment portfolio management firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$187,673	$—	$187,673	$—
Collateralized mortgage obligations	152,455	—	152,455	—
Mortgage-backed securities	57,454	—	57,454	—
Asset-backed securities	43,305	—	43,305	—
Trust preferred security	2,000	—	2,000	—
Corporate notes	39,900	—	39,900	—
Derivative instruments, interest rate swaps	2,392	—	2,392	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$146,313	$—	$146,313	$—
Collateralized mortgage obligations	159,932	—	159,932	—
Mortgage-backed securities	60,429	—	60,429	—
Asset-backed securities	45,195	—	45,195	—
Trust preferred security	2,006	—	2,006	—
Corporate notes	30,344	—	30,344	—
Derivative instrument, interest rate swap	895	—	895	—

Financial liabilities:
Derivative instrument, interest rate swap	$86	$—	$86	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2018 and December 31, 2017, impaired loans with a net book value of $0 and $0, respectively, for which a fair value adjustment was recorded were classified as level 3.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2018 and December 31, 2017.

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$36,978	$36,978	$34,952	$34,952
Federal funds sold	Level 1	488	488	12,997	12,997
Investment securities available for sale	Level 2	482,787	482,787	444,219	444,219
Investment securities held to maturity	Level 2	—	—	45,527	45,890
Federal Home Loan Bank stock	Level 1	10,130	10,130	9,174	9,174
Loans, net	Level 2	1,485,818	1,470,260	1,494,070	1,490,166
Accrued interest receivable	Level 1	7,287	7,287	7,344	7,344
Interest rate swaps	Level 2	2,392	2,392	895	895
Financial liabilities:
Deposits	Level 2	$1,738,158	$1,737,541	$1,810,813	$1,810,924
Federal funds purchased	Level 1	51,820	51,820	545	545
Subordinated notes, net	Level 2	20,415	15,489	20,412	15,357
Federal Home Loan Bank advances, net	Level 2	76,751	76,751	76,382	76,382
Long-term debt	Level 2	21,639	21,585	22,917	22,860
Accrued interest payable	Level 1	854	854	736	736
Interest rate swap	Level 2	—	—	86	86
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission (the SEC). The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Both measures are considered standard measures of comparison within the banking industry. Management believes the presentation of the efficiency ratio provides supplemental useful information for proper understanding of the financial results, as it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis and efficiency ratio on an adjusted and FTE basis to GAAP.

	Three Months Ended March 31,
	2018	2017
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,416	$14,389
Tax-equivalent adjustment (1)	289	618
Net interest income on an FTE basis (non-GAAP)	$15,705	$15,007
Average interest-earning assets	$2,012,694	$1,746,525
Net interest margin on an FTE basis (non-GAAP)	3.16%	3.48%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$15,705	$15,007
Noninterest income	1,913	2,160
Adjustment for realized investment securities losses, net	—	3
Adjusted income	$17,618	$17,170
Noninterest expense	$8,287	$8,043
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	47.04%	46.84%

(1)
Computed on a tax-equivalent basis using a federal income tax rate of 21 percent in 2018 and 35 percent in 2017, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

(2)	Efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses.

THREE MONTHS ENDED MARCH 31, 2018

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which was liquidated in March 2018). Results of operations for the three months ended March 31, 2018 are compared to the results for the same period in 2017, and the consolidated financial condition of the Company as of March 31, 2018 is compared to December 31, 2017. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended March 31, 2018 was $7,384, or $0.45 per diluted common share, compared to $6,106, or $0.37 per diluted common share, for the three months ended March 31, 2017. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2018 were 1.42 percent and 16.79 percent, respectively, compared to 1.35 percent and 14.80 percent, respectively, for the first three months of 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The increase in net income for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher net interest income and a decrease in income taxes, partially offset by increases in provision for loan losses and noninterest expense. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent effective for 2018 and future years. The enactment of the legislation and the reduction in the federal income tax rate resulted in a decrease in income taxes for the three months ended March 31, 2018 compared to the same period in 2017.

Net interest income for the three months ended March 31, 2018 grew $1,027, or 7.1 percent, compared to the three months ended March 31, 2017. The increase in net interest income was primarily due to a $175,556 increase in average investments and $77,851 increase in average loans outstanding for the first three months of 2018 compared to the first three months of 2017. During the three months ended March 31, 2018, interest expense on deposits increased $1,817 compared to the three months ended March 31, 2017, mainly due to a $331,051 increase in average deposit balances and increases to interest rates on certain money market deposit products and certificates of deposit as a result of rising market rates. The Company recorded a $150 provision for loan losses for the three months ended March 31, 2018 compared to no provision in the three months ended March 31, 2017.

Noninterest income declined $247 during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to a nonrecurring gain from bank-owned life insurance in 2017. Noninterest expense grew $244, or 3.0 percent, during the first three months of 2018 compared to the same time period in 2017, primarily due to increases in salaries and benefit costs and occupancy expenses.

Total loans outstanding declined $8,217, or 0.5 percent, during the first three months of 2018. Management believes the loan pipeline is strong and that loan growth will continue in all three of our markets during the remainder of 2018. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 1.08 percent as of March 31, 2018. As of March 31, 2018, the allowance for loan losses was 1.10 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio.

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of Midwestern, publicly traded peer financial institutions. During the third quarter of 2017, one peer was removed from the group due to a merger, resulting in a group of 15 as of December 31, 2017 which included BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc. and Waterstone Financial, Inc. Effective January 1, 2018, First Internet Bancorp was added to bring the peer group back up to 16 financial institutions. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the year ended December 31, 2017 (latest data available), the Company's metrics for the year ended December 31, 2017 were better than those of each company in the peer group as shown in the table below, except for one peer that had a higher return on average assets. The Company's return on average assets and return on average equity ratios for the three months ended March 31, 2018 were positively affected by the reduction in the federal income tax rates in 2018 and therefore are not comparable to ratios as of December 31, 2017. Management expects peer results for the three months ended March 31, 2018 to be similarly affected by this change.

	West Bancorporation, Inc.		Peer Group Range
	Three months ended March 31, 2018	Year ended December 31, 2017	Year ended December 31, 2017
Return on average assets	1.42%	1.18%	0.56% - 1.43%
Return on average equity	16.79%	13.29%	4.44% - 11.51%
Efficiency ratio(1) (2)	47.04%	45.39%	53.34% - 75.03%
Texas ratio(2)	1.08%	0.32%	2.31% - 16.31%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In March 2018, the Company was recognized as a Raymond James Community Bankers Cup winner. West Bank was ranked 7th overall based on six profitability, operational efficiency and balance sheet metrics that measured performance for 2017. The study recognizes the top performing exchange-traded banks with assets between $500 million and $10 billion.

At its meeting on April 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend is payable on May 23, 2018, to stockholders of record on May 9, 2018. The quarterly dividend was increased from the last dividend amount by $0.02 to the $0.20 level, an 11 percent increase, and represents the highest quarterly dividend ever paid by the Company.

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2018 compared with the same period in 2017.

	Three Months Ended March 31,
	2018	2017	Change	Change %
Net income	$7,384	$6,106	$1,278	20.93%
Average assets	2,102,876	1,839,301	263,575	14.33%
Average stockholders' equity	178,392	167,288	11,104	6.64%

Return on average assets	1.42%	1.35%	0.07%
Return on average equity	16.79%	14.80%	1.99%
Net interest margin (1)	3.16%	3.48%	(0.32)%
Efficiency ratio (1) (2)	47.04%	46.84%	0.2%
Dividend payout ratio	39.53%	44.92%	(5.39)%
Average equity to average assets ratio	8.48%	9.10%	(0.62)%

	As of March 31,
	2018	2017	Change
Texas ratio (2)	1.08%	0.49%	0.59%
Equity to assets ratio	8.52%	9.09%	(0.57)%
Tangible common equity ratio	8.52%	9.09%	(0.57)%
(1) Amounts are presented on an FTE basis. These are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2018	2017	Change	Change- %	2018	2017	Change	Change- %	2018	2017	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$326,710	$336,317	$(9,607)	(2.86)%	$3,680	$3,478	$202	5.81%	4.57%	4.19%	0.38%
Real estate (3)	1,163,372	1,074,179	89,193	8.30%	12,805	11,642	1,163	9.99%	4.46%	4.40%	0.06%
Consumer and other	6,549	8,284	(1,735)	(20.94)%	68	82	(14)	(17.07)%	4.18%	4.00%	0.18%
Total loans	1,496,631	1,418,780	77,851	5.49%	16,553	15,202	1,351	8.89%	4.49%	4.35%	0.14%

Investment securities:
Taxable	304,564	206,582	97,982	47.43%	1,813	1,027	786	76.53%	2.38%	1.99%	0.39%
Tax-exempt (3)	190,160	112,586	77,574	68.90%	1,572	1,163	409	35.17%	3.31%	4.13%	(0.82)%
Total investment securities	494,724	319,168	175,556	55.00%	3,385	2,190	1,195	54.57%	2.74%	2.74%	—%

Federal funds sold	21,339	8,577	12,762	148.79%	81	17	64	376.47%	1.54%	0.80%	0.74%
Total interest-earning assets (3)	$2,012,694	$1,746,525	$266,169	15.24%	20,019	17,409	2,610	14.99%	4.03%	4.04%	(0.01)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,213,290	$937,297	$275,993	29.45%	2,541	977	1,564	160.08%	0.85%	0.42%	0.43%
Time deposits	173,010	117,952	55,058	46.68%	471	218	253	116.06%	1.10%	0.75%	0.35%
Total deposits	1,386,300	1,055,249	331,051	31.37%	3,012	1,195	1,817	152.05%	0.88%	0.46%	0.42%
Other borrowed funds	125,650	147,609	(21,959)	(14.88)%	1,302	1,207	95	7.87%	4.20%	3.32%	0.88%
Total interest-bearing
liabilities	$1,511,950	$1,202,858	$309,092	25.70%	4,314	2,402	1,912	79.60%	1.16%	0.81%	0.35%

Net interest income (FTE) (4)					$15,705	$15,007	$698	4.65%
Net interest spread (FTE)									2.87%	3.23%	(0.36)%
Net interest margin (FTE) (4)									3.16%	3.48%	(0.32)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using a federal income tax rate of 21 percent in 2018 and 35 percent in 2017 and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(4)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by 25 basis points in March 2018 and each of March, June and December 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2018 declined 32 basis points compared to the three months ended March 31, 2017. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on certain deposit categories and an increase in the variable rates paid on other borrowed funds, partially offset by an increase in yield on loans. Also impacting the net interest margin was the decline in the federal income tax rate to 21 percent in 2018, from 35 percent in 2017, which is used in the calculation of the tax-equivalent interest income on tax-exempt loans and securities. The change in the federal income tax rate used in the tax-equivalent adjustment to net interest income accounted for approximately 10 basis points of the decline in net interest margin for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Despite the decline in the net interest margin, tax-equivalent net interest income for the three months ended March 31, 2018 increased $698 compared to the same time period in 2017. The increase in net interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was largely due to an increase in average outstanding loans and securities, partially offset by an increase in average deposit balances and an increase in rates on deposits and other borrowed funds. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2018.

For the three months ended March 31, 2018, tax-equivalent interest income on loans increased $1,351 compared to the same time period in 2017. The improvement was primarily due to the increase in average loan balances outstanding. The average yield on loans increased by 14 basis points for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was higher during the three months ended March 31, 2018 than during the same period in 2017 as a result of significant investment purchase activity during 2017. The purchase activity in 2017 focused on higher yielding bonds within the existing risk profile and was the result of growth in deposits and the reinvestment of proceeds from sales and principal paydowns of investment securities. In certain cases, securities were sold and the funds were reinvested in securities with higher rates while slightly extending the duration of the portfolio. The change in the federal income tax rate used in the tax-equivalent adjustment of tax-exempt securities accounted for an approximately 78 basis point reduction in the yield on tax-exempt investment securities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was offset by improvements in the yield on taxable investment securities which resulted in the overall portfolio yield remaining the same at 2.74 percent for both the three months ended March 31, 2018 and 2017.

The average balance of interest-bearing demand, savings and money market deposits increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in average balances of money market accounts, including public funds from municipalities. In addition, approximately $76,000 of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits for the three months ended March 31, 2018 increased 43 basis points compared to the three months ended March 31, 2017. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rate. The average balance of time deposits increased for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to the shift of demand and savings account balances to higher interest rate time deposits. Interest rates on time deposits increased 35 basis points for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average rate paid on other borrowed funds increased 88 basis points for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in the average rate paid was due to increases in rates for variable rate FHLB advances, subordinated notes and long-term debt. The average balance of other borrowed funds declined for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to lower average balances of federal funds purchased and the December 2017 payoff of a $25,000 FHLB advance.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the most recent quarterly evaluation, a $150 provision was recorded for the three months ended March 31, 2018 compared to no provision recorded for the three months ended March 31, 2017.

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

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction and land development loans.  West Bank's typical commercial borrower is a small- or medium-sized, privately owned business entity.  Compared to residential mortgages or consumer loans, commercial loans typically have larger balances, and repayment usually depends on the borrowers' successful business operations.  Commercial loans generally are not fully repaid over the loan period and, thus, may require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2018 and 2017 and related ratios.

	Three Months Ended March 31,
	2018	2017	Change
Balance at beginning of period	$16,430	$16,112	$318
Charge-offs	(196)	(60)	(136)
Recoveries	81	375	(294)
Net (charge-offs) recoveries	(115)	315	(430)
Provision for loan losses charged to operations	150	—	150
Balance at end of period	$16,465	$16,427	$38

Average loans outstanding	$1,496,631	$1,418,780

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	(0.03)%	0.09%

Ratio of allowance for loan losses to average loans outstanding	1.10%	1.16%

Ratio of allowance for loan losses to total loans at end of period	1.10%	1.14%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In general, the U.S. economy is growing at a moderate pace. Average monthly job growth for the first three months of 2018 was approximately 201,000 based on preliminary estimates, while the national unemployment rate remained low at 4.1 percent as of March 31, 2018. Activity in the housing market continues at a moderate pace. Interest rates are expected to continue to gradually rise. The economic environments in Iowa and Minnesota continue to improve. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2017. In the first three months of 2018, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $42 to a total of $16,333, or 1.09 percent, as of March 31, 2018 compared to $16,291, or 1.08 percent, as of December 31, 2017. Management believed the resulting allowance for loan losses as of March 31, 2018 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest income:	2018	2017	Change	Change %
Service charges on deposit accounts	$649	$600	$49	8.17%
Debit card usage fees	399	440	(41)	(9.32)%
Trust services	445	392	53	13.52%
Increase in cash value of bank-owned life insurance	158	154	4	2.60%
Gain from bank-owned life insurance	—	307	(307)	(100.00)%
Realized investment securities losses, net	—	(3)	3	100.00%
Other income:
Discount on purchased income tax credits	12	16	(4)	(25.00)%
All other income	250	254	(4)	(1.57)%
Total other income	262	270	(8)	(2.96)%
Total noninterest income	$1,913	$2,160	$(247)	(11.44)%
The increase in service charges on deposit accounts for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven primarily by the March and April 2017 realignment and simplification of the retail checking account products provided to our customers. We expect retail service charge income for the remainder of 2018 to remain comparable to the same periods in 2017. During the three months ended March 31, 2018, nonsufficient funds fees declined $27 and debit card usage fees declined $41 compared to the same time period in 2017. These declines are consistent with recent trends.

Revenue from trust services was higher during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the combination of higher amounts of one-time estate fees and asset growth.

Gain from bank-owned life insurance was recognized for the three months ended March 31, 2017 as the result of a single policy event.

The Company recognizes revenue from discounts on purchased transferable State of Iowa income tax credits. The Company reviews opportunities to acquire transferable State of Iowa income tax credits at favorable discounts as they are presented and as they are aligned with our projected ability to utilize them. The Company expects to recognize total income from discounts on current purchased tax credits of approximately $46 for the year ended December 31, 2018.

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

	Three Months Ended March 31,
Noninterest expense:	2018	2017	Change	Change %
Salaries and employee benefits	$4,513	$4,337	$176	4.06%
Occupancy	1,223	1,097	126	11.49%
Data processing	676	688	(12)	(1.74)%
FDIC insurance	162	213	(51)	(23.94)%
Professional fees	234	293	(59)	(20.14)%
Director fees	249	211	38	18.01%
Other expenses:
Marketing	45	68	(23)	(33.82)%
Business development	218	172	46	26.74%
Insurance expense	92	90	2	2.22%
Investment advisory fees	16	41	(25)	(60.98)%
Charitable contributions	75	—	75	N/A
Postage and courier	69	86	(17)	(19.77)%
Subscriptions	91	65	26	40.00%
Trust	93	105	(12)	(11.43)%
Consulting fees	65	61	4	6.56%
Low income housing projects amortization	134	116	18	15.52%
All other	332	400	(68)	(17.00)%
Total other	1,230	1,204	26	2.16%
Total noninterest expense	$8,287	$8,043	$244	3.03%
Salaries and employee benefits increased for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, mainly as the result of standard increases in salaries and related payroll taxes plus additional taxes related to the vesting of restricted stock units.

When compared with the three months ended March 31, 2017, occupancy costs increased for the three months ended March 31, 2018, partially due to a periodic indexed rent adjustment in accordance with the terms of the lease for the Company's main office.

Data processing primarily includes fees paid for our core applications systems, ongoing enhancement and monitoring tools for maintaining security and one-time costs associated with implementation of new applications. Data processing expense declined for the three months ended March 31, 2018 compared to the same time period in 2017, primarily because of varying one-time costs associated with the implementation of new applications in each period.

FDIC insurance expense declined for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The FDIC assessment rate calculation includes a series of risk-based factors. As a result of the May 2017 capital injection of $40,000 into West Bank, our capital ratio component improved enough to reduce the assessment rate to the minimum base assessment level established by the FDIC. Management expects the assessment rate to remain at or near the minimum level during 2018.

Professional fees decreased for the three months ended March 31, 2018 compared to the same time period in 2017, primarily due to lower legal fees at West Bank and one-time costs incurred in 2017 associated with the preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan.

Director fees increased for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, mainly due to the addition of a new director effective January 1, 2018 and higher stock-based compensation costs.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The decrease in marketing expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to costs associated with the retail checking account product updates that occurred in 2017.

The increase in business development expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was the result of additional sponsorships of community events and efforts to cultivate new and expanded customer relationships.

Investment advisory fees declined for the three months ended March 31, 2018 as contrasted with the same time period in 2017, mainly as a result of lower administrative fees paid to an investment management firm for the administration of public company floating rate commercial loans. That administrative fee has declined as the result of a lower volume of loans in that portfolio. The Company does not plan to add any additional public company floating rate commercial loans to the portfolio.

Charitable contributions increased for the three months ended March 31, 2018 compared to the same time period in 2017 due to the accrual of the annual contribution to the West Bancorporation Foundation.

Subscriptions increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in subscription services utilized and timing of renewals.

Income Tax Expense

The Company recorded income tax expense of $1,508 (17.0 percent of pre-tax income) for the three months ended March 31, 2018, compared with $2,400 (28.2 percent of pre-tax income) for the three months ended March 31, 2017. The decline in the percentage of income tax expense to pre-tax income was the result of enactment of the Tax Cuts and Jobs Act on December 22, 2017. This legislation lowered the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent in 2017. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each respective period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, and state income taxes.

In addition, for the three months ended March 31, 2018 and 2017, a tax benefit of $238 and $193, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rate for the first three months of 2018 and 2017 was also impacted by year-to-date federal low income housing tax credits of approximately $125 and $103, respectively.

FINANCIAL CONDITION

The Company had total assets of $2,092,025 as of March 31, 2018, a decrease of 1.1 percent compared to total assets of $2,114,377 as of December 31, 2017. The most significant changes in the balance sheet were declines in federal funds sold, loans and deposits, and an increase in federal funds purchased. A summary of changes in the balance sheet components is provided below.

Investment Securities

On January 1, 2018, the Company elected to transfer all securities classified as held to maturity to available for sale. At the date of reclassification, the held to maturity securities portfolio was carried at an amortized cost of $45,527. The reclassification of securities between categories was accounted for at fair value. At the date of reclassification, the securities had a fair value of $45,890 and unrealized holding gains of $273 which were recorded net of tax in other comprehensive income. The transfer enhanced liquidity and increased flexibility with regard to asset-liability management and balance sheet composition.

The balance of investment securities available for sale, subsequent to the transfer of held to maturity securities, decreased by $6,959 during the three months ended March 31, 2018. State and political subdivision securities decreased by $4,530 during the three months ended March 31, 2018, primarily due to declines in fair value. Corporate notes increased by $9,556 during the three months ended March 31, 2018 due to purchases of securities. Government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities decreased by a total of $12,342 during the three months ended March 31, 2018, primarily due to normal principal paydowns.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

As of March 31, 2018, approximately 50 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding decreased $8,217, from $1,510,500 as of December 31, 2017 to $1,502,283 as of March 31, 2018. Changes in the loan portfolio during the first three months of 2018 included decreases of $31,294 in commercial loans and $33,956 in construction real estate loans, partially offset by an increase of $57,953 in commercial real estate loans. The commercial and commercial real estate loan portfolios were impacted by a $28,568 payoff when our customer was acquired by an out-of-state buyer. The Company continues to focus on business development efforts in all its markets. Management believes loan growth will occur in all three of our markets during the remainder of 2018.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 1.08 percent as of March 31, 2018, compared to 0.32 percent as of December 31, 2017. The ratio for both dates was significantly better than the December 31, 2017 peer group average (latest data available), which was approximately 7.96 percent, according to data in the December 2017 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2018	December 31, 2017	Change
Nonaccrual loans	$2,107	$622	$1,485
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	2,107	622	1,485
Other real estate owned	—	—	—
Total nonperforming assets	$2,107	$622	$1,485

Nonperforming loans to total loans	0.14%	0.04%	0.10%
Nonperforming assets to total assets	0.10%	0.03%	0.07%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There was one TDR loan as of March 31, 2018 and December 31, 2017 with a balance of $191 and $220, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Note 4 to the financial statements.

Deposits

Deposits declined $72,655 during the first three months of 2018, or 4.0 percent, compared to December 31, 2017.  Interest-bearing demand accounts declined $80,506 while savings accounts, which include money market accounts, increased $4,725 from December 31, 2017 to March 31, 2018. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $4,914 during the first three months of 2018. As of March 31, 2018, a significant related party relationship maintained total deposit balances with West Bank of approximately $158,000.

Borrowings

Federal funds purchased increased to $51,820 as of March 31, 2018 from $545 as of December 31, 2017. The need for overnight funding is primarily dependent on corporate customer deposit fluctuations, loan fundings and loan repayments.

Long-term debt declined $1,278 during the first three months of 2018, as the Company made principal repayments on the outstanding debt.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $37,466 as of March 31, 2018 compared with $47,949 as of December 31, 2017.

As of March 31, 2018, West Bank had additional borrowing capacity available from the FHLB of approximately $319,000, as well as approximately $35,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $9,573 to liquidity for the three months ended March 31, 2018.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2018.

The Company's total stockholders' equity increased to $178,242 at March 31, 2018 from $178,098 at December 31, 2017.  The increase was primarily the result of net income less dividends paid, and was partially offset by a decline in accumulated other comprehensive income. At March 31, 2018, the Company's tangible common equity as a percent of tangible assets was 8.52 percent compared to 8.42 percent as of December 31, 2017.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$220,743	12.01%	$146,993	8.00%	$181,444	9.875%	N/A	N/A
West Bank	238,603	13.00%	146,831	8.00%	181,244	9.875%	$183,538	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	204,278	11.12%	110,245	6.00%	144,696	7.875%	N/A	N/A
West Bank	222,138	12.10%	110,123	6.00%	144,536	7.875%	146,831	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	184,278	10.03%	82,683	4.50%	117,135	6.375%	N/A	N/A
West Bank	222,138	12.10%	82,592	4.50%	117,006	6.375%	119,300	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	204,278	9.68%	84,391	4.00%	84,391	4.00%	N/A	N/A
West Bank	222,138	10.54%	84,326	4.00%	84,326	4.00%	105,407	5.00%

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,420	11.76%	$147,169	8.00%	$170,164	9.25%	N/A	N/A
West Bank	235,570	12.82%	147,049	8.00%	170,026	9.25%	$183,812	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	199,990	10.87%	110,377	6.00%	133,372	7.25%	N/A	N/A
West Bank	219,140	11.92%	110,287	6.00%	133,263	7.25%	147,049	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	179,990	9.78%	82,783	4.50%	105,778	5.75%	N/A	N/A
West Bank	219,140	11.92%	82,715	4.50%	105,692	5.75%	119,478	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	199,990	9.60%	83,326	4.00%	83,326	4.00%	N/A	N/A
West Bank	219,140	10.52%	83,287	4.00%	83,287	4.00%	104,109	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2018 is 1.875 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2018, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2017 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2018. The Company has not experienced any material changes to its interest rate risk position since December 31, 2017. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first three months of 2018 materially changed compared to those in the year ended December 31, 2017.

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

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

West Bancorporation, Inc.
(Registrant)

April 26, 2018	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 26, 2018	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 26, 2018	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)