Form 10-Q
period 2018-06-30
WEST BANCORPORATION INC
filed 2018-07-26
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Yes  ☐                      No  ☒

As of July 25, 2018, there were 16,295,494 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$36,964	$34,952
Federal funds sold	28,139	12,997
Cash and cash equivalents	65,103	47,949
Investment securities available for sale, at fair value	526,793	444,219
Investment securities held to maturity, at amortized cost (fair value $45,890 at December 31, 2017)	—	45,527
Federal Home Loan Bank stock, at cost	9,202	9,174
Loans	1,534,404	1,510,500
Allowance for loan losses	(16,518)	(16,430)
Loans, net	1,517,886	1,494,070
Premises and equipment, net	22,053	23,022
Accrued interest receivable	7,864	7,344
Bank-owned life insurance	33,928	33,618
Deferred tax assets, net	5,826	4,645
Other assets	8,511	4,809
Total assets	$2,197,166	$2,114,377

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$381,281	$395,888
Interest-bearing demand	326,567	395,052
Savings	1,004,926	850,216
Time of $250 or more	29,382	16,965
Other time	149,773	152,692
Total deposits	1,891,929	1,810,813
Federal funds purchased	860	545
Subordinated notes, net	20,418	20,412
Federal Home Loan Bank advances, net	77,124	76,382
Long-term debt	19,611	22,917
Accrued expenses and other liabilities	4,872	5,210
Total liabilities	2,014,814	1,936,279
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,295,494 and 16,215,672 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,000	3,000
Additional paid-in capital	23,653	23,463
Retained earnings	161,867	153,527
Accumulated other comprehensive loss	(6,168)	(1,892)
Total stockholders' equity	182,352	178,098
Total liabilities and stockholders' equity	$2,197,166	$2,114,377
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$17,168	$16,042	$33,642	$31,011
Investment securities:
Taxable	1,886	1,239	3,699	2,266
Tax-exempt	1,306	815	2,668	1,593
Federal funds sold	177	70	258	87
Total interest income	20,537	18,166	40,267	34,957
Interest expense:
Deposits	3,798	1,781	6,810	2,976
Federal funds purchased	52	23	79	69
Subordinated notes	284	223	532	435
Federal Home Loan Bank advances	907	948	1,739	1,865
Long-term debt	197	98	392	130
Total interest expense	5,238	3,073	9,552	5,475
Net interest income	15,299	15,093	30,715	29,482
Provision for loan losses	—	—	150	—
Net interest income after provision for loan losses	15,299	15,093	30,565	29,482
Noninterest income:
Service charges on deposit accounts	627	631	1,276	1,231
Debit card usage fees	433	458	832	898
Trust services	575	436	1,020	828
Increase in cash value of bank-owned life insurance	152	163	310	317
Gain from bank-owned life insurance	—	—	—	307
Realized investment securities gains (losses), net	(25)	229	(25)	226
Other income	261	399	523	669
Total noninterest income	2,023	2,316	3,936	4,476
Noninterest expense:
Salaries and employee benefits	4,775	4,449	9,288	8,786
Occupancy	1,258	1,131	2,481	2,228
Data processing	674	708	1,350	1,396
FDIC insurance	165	150	327	363
Professional fees	178	248	412	541
Director fees	261	246	510	457
Write-down of premises	333	—	333	—
Other expenses	1,314	1,240	2,544	2,444
Total noninterest expense	8,958	8,172	17,245	16,215
Income before income taxes	8,364	9,237	17,256	17,743
Income taxes	1,600	2,872	3,108	5,272
Net income	$6,764	$6,365	$14,148	$12,471

Basic earnings per common share	$0.42	$0.39	$0.87	$0.77
Diluted earnings per common share	$0.41	$0.39	$0.86	$0.76
Cash dividends declared per common share	$0.20	$0.18	$0.38	$0.35
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$6,764	$6,365	$14,148	$12,471
Other comprehensive income (loss) :
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(1,226)	2,218	(8,191)	3,825
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	—	363	—
Plus: reclassification adjustment for net (gains) losses realized in net income	25	(229)	25	(226)
Less: other reclassification adjustment	—	(193)	(36)	(200)
Income tax benefit (expense)	301	(683)	1,962	(1,292)
Other comprehensive income (loss) on investment securities	(900)	1,113	(5,877)	2,107
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	1,003	(356)	2,548	(347)
Plus: reclassification adjustment for net (gain) loss on derivatives realized in net income	(2)	79	35	169
Plus: reclassification adjustment for amortization of derivative termination costs	24	27	47	54
Income tax benefit (expense)	(257)	95	(659)	47
Other comprehensive income (loss) on derivatives	768	(155)	1,971	(77)
Total other comprehensive income (loss)	(132)	958	(3,906)	2,030
Comprehensive income	$6,632	$7,323	$10,242	$14,501

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	12,471	—	12,471
Other comprehensive income, net of tax	—	—	—	—	—	2,030	2,030
Cash dividends declared, $0.35 per common share	—	—	—	—	(5,661)	—	(5,661)
Stock-based compensation costs	—	—	—	1,223	—	—	1,223
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	73,162	—	(553)	—	—	(553)
Balance, June 30, 2017	$—	16,211,161	$3,000	$22,132	$148,766	$988	$174,886

Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	14,148	—	14,148
Other comprehensive loss, net of tax	—	—	—	—	—	(3,906)	(3,906)
Cash dividends declared, $0.38 per common share	—	—	—	—	(6,178)	—	(6,178)
Stock-based compensation costs	—	—	—	1,266	—	—	1,266
Issuance of common stock upon vesting of restricted
stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, June 30, 2018	$—	16,295,494	$3,000	$23,653	$161,867	$(6,168)	$182,352

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$14,148	$12,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Net amortization and accretion	2,528	1,835
Investment securities (gains) losses, net	25	(226)
Stock-based compensation	1,266	1,223
Increase in cash value of bank-owned life insurance	(310)	(317)
Gain from bank-owned life insurance	—	(307)
Depreciation	703	673
Write-down of premises	333	—
Deferred income taxes	122	690
Change in assets and liabilities:
Increase in accrued interest receivable	(520)	(72)
Increase in other assets	(1,204)	(257)
Decrease in accrued expenses and other liabilities	(254)	(1,114)
Net cash provided by operating activities	16,987	14,599
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	9,216	53,020
Proceeds from maturities and calls of investment securities	20,937	28,122
Purchases of securities available for sale	(76,796)	(138,436)
Purchases of Federal Home Loan Bank stock	(6,854)	(12,074)
Proceeds from redemption of Federal Home Loan Bank stock	6,826	11,764
Net increase in loans	(23,966)	(35,135)
Purchases of premises and equipment	(67)	(431)
Proceeds of principal and earnings from bank-owned life insurance	—	451
Net cash used in investing activities	(70,704)	(92,719)
Cash Flows from Financing Activities:
Net increase in deposits	81,116	28,470
Net increase in federal funds purchased	315	5,470
Proceeds from long-term debt	—	22,000
Principal payments on long-term debt	(3,306)	(1,656)
Common stock dividends paid	(6,178)	(5,661)
Restricted stock units withheld for payroll taxes	(1,076)	(553)
Net cash provided by financing activities	70,871	48,070
Net increase (decrease) in cash and cash equivalents	17,154	(30,050)
Cash and Cash Equivalents:
Beginning	47,949	76,836
Ending	$65,103	$46,786

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$9,457	$5,361
Income taxes	2,020	3,780

Supplemental Disclosure of Noncash Investing Activities:
Transfer of investment securities held to maturity to available for sale	$45,527	$—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2018 and December 31, 2017, net income and comprehensive income for the three and six months ended June 30, 2018 and 2017, and changes in stockholders' equity and cash flows for the six months ended June 30, 2018 and 2017.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. The core principle is that a company should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public companies, this update was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. The implementation of the new standard did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment to opening retained earnings was recorded. The Company's revenue is primarily composed of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of Topic 606. Also excluded from the scope of Topic 606 is revenue from bank-owned life insurance, loan fees and letter of credit fees. Approximately 90 percent of the Company's revenue is outside the scope of this update. Topic 606 is applicable to deposit account related fees, including general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer or overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services. Topic 606 is also applicable to trust services, which include periodic fees earned from trusts and investment management agency accounts, estate administration, custody accounts, individual retirement accounts, and other related services. Fees are charged based on standard agreements or by statute and are recognized over the period of time the Company provides the contracted services.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company currently leases its main location and space for six other branch offices and operational departments under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the update. The amount of assets and liabilities added to the balance sheet are estimated to be approximately $10,000 which does not have a material impact on the Company's consolidated financial statements.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$6,764	$6,365	$14,148	$12,471

Weighted average common shares outstanding	16,289	16,204	16,254	16,173
Weighted average effect of restricted stock units outstanding	102	106	146	131
Diluted weighted average common shares outstanding	16,391	16,310	16,400	16,304

Basic earnings per common share	$0.42	$0.39	$0.87	$0.77
Diluted earnings per common share	$0.41	$0.39	$0.86	$0.76
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	130	1	69	8

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
U.S. Treasuries	$39,535	$—	$(31)	$39,504
State and political subdivisions	179,445	281	(3,822)	175,904
Collateralized mortgage obligations (1)	167,778	11	(4,950)	162,839
Mortgage-backed securities (1)	56,421	—	(1,391)	55,030
Asset-backed securities (2)	42,071	—	(609)	41,462
Trust preferred security	2,144	—	(144)	2,000
Corporate notes	50,852	135	(933)	50,054
	$538,246	$427	$(11,880)	$526,793

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$146,331	$928	$(946)	$146,313
Collateralized mortgage obligations (1)	162,631	28	(2,727)	159,932
Mortgage-backed securities (1)	60,956	20	(547)	60,429
Asset-backed securities (2)	45,539	8	(352)	45,195
Trust preferred security	2,134	—	(128)	2,006
Corporate notes	30,278	331	(265)	30,344
	$447,869	$1,315	$(4,965)	$444,219

Securities held to maturity:
State and political subdivisions	$45,527	$460	$(97)	$45,890

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

Investment securities with an amortized cost of approximately $142,522 and $120,338 as of June 30, 2018 and December 31, 2017, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of June 30, 2018, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$19,904	$19,889
Due after one year through five years	22,887	22,853
Due after five years through ten years	86,692	85,373
Due after ten years	142,493	139,347
	271,976	267,462
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	266,270	259,331
	$538,246	$526,793
The details of the sales of investment securities available for sale for the three and six months ended June 30, 2018 and 2017 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$9,216	$44,021	$9,216	$53,020
Gross gains on sales	34	291	34	330
Gross losses on sales	59	62	59	104

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
U.S. Treasuries	$39,504	$(31)	$—	$—	$39,504	$(31)
State and political subdivisions	141,075	(3,520)	8,983	(302)	150,058	(3,822)
Collateralized mortgage obligations	99,125	(2,650)	55,565	(2,300)	154,690	(4,950)
Mortgage-backed securities	46,113	(1,305)	8,015	(86)	54,128	(1,391)
Asset-backed securities	33,110	(305)	8,352	(304)	41,462	(609)
Trust preferred security	—	—	2,000	(144)	2,000	(144)
Corporate notes	36,823	(745)	2,312	(188)	39,135	(933)
	$395,750	$(8,556)	$85,227	$(3,324)	$480,977	$(11,880)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$86,750	$(946)	$—	$—	$86,750	$(946)
Collateralized mortgage obligations	107,526	(1,583)	46,396	(1,144)	153,922	(2,727)
Mortgage-backed securities	53,974	(547)	—	—	53,974	(547)
Asset-backed securities	38,652	(352)	—	—	38,652	(352)
Trust preferred security	—	—	2,006	(128)	2,006	(128)
Corporate notes	14,735	(265)	—	—	14,735	(265)
	$301,637	$(3,693)	$48,402	$(1,272)	$350,039	$(4,965)

Securities held to maturity:
State and political subdivisions	$12,611	$(70)	$1,740	$(27)	$14,351	$(97)
As of June 30, 2018, the available for sale securities with unrealized losses included two U.S. Treasuries, 204 state and political subdivision securities, 44 collateralized mortgage obligation securities, 16 mortgage-backed securities, seven asset-backed securities, one trust preferred security and 15 corporate notes. The Company believed the unrealized losses on investments available for sale as of June 30, 2018 were due to market conditions rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these investments to have other than temporary impairment as of June 30, 2018.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commercial	$326,820	$347,482
Real estate:
Construction, land and land development	182,681	207,451
1-4 family residential first mortgages	49,679	51,044
Home equity	13,859	13,811
Commercial	956,810	886,114
Consumer and other	6,524	6,363
	1,536,373	1,512,265
Net unamortized fees and costs	(1,969)	(1,765)
	$1,534,404	$1,510,500
Real estate loans of approximately $750,000 and $810,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2018 and December 31, 2017, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $724 and $220 as of June 30, 2018 and December 31, 2017, respectively, and were included in the nonaccrual category. There was one loan modification considered to be TDR, with a pre- and post-modification recorded investment of $560, that occurred during the three and six months ended June 30, 2018. There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2017. No TDR loans that were modified within the twelve months preceding June 30, 2018 and June 30, 2017 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$990	$990	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	116	116	—	91	91	—
Home equity	172	172	—	172	172	—
Commercial	724	724	—	220	220	—
Consumer and other	—	—	—	—	—	—
	2,002	2,002	—	483	483	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	16	16	16	21	21	21
Commercial	109	109	109	118	118	118
Consumer and other	—	—	—	—	—	—
	125	125	125	139	139	139
Total:
Commercial	990	990	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	116	116	—	91	91	—
Home equity	188	188	16	193	193	21
Commercial	833	833	109	338	338	118
Consumer and other	—	—	—	—	—	—
	$2,127	$2,127	$125	$622	$622	$139

The balance of impaired loans at June 30, 2018 and December 31, 2017 was composed of seven and five different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$902	$—	$35	$—	$543	$—	$35	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	119	—	101	—	117	—	104	—
Home equity	172	—	29	—	172	—	34	—
Commercial	768	—	290	—	529	—	305	—
Consumer and other	—	—	—	—	—	—	—	—
	1,961	—	455	—	1,361	—	478	—
With an allowance recorded:
Commercial	—	—	85	—	—	—	87	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	17	—	247	—	18	—	258	—
Commercial	112	—	130	—	114	—	132	—
Consumer and other	—	—	—	—	—	—	—	—
	129	—	462	—	132	—	477	—
Total:
Commercial	902	—	120	—	543	—	122	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	119	—	101	—	117	—	104	—
Home equity	189	—	276	—	190	—	292	—
Commercial	880	—	420	—	643	—	437	—
Consumer and other	—	—	—	—	—	—	—	—
	$2,090	$—	$917	$—	$1,493	$—	$955	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$65	$—	$—	$65	$325,765	$990	$326,820
Real estate:
Construction, land and
land development	—	—	—	—	182,681	—	182,681
1-4 family residential
first mortgages	—	—	—	—	49,563	116	49,679
Home equity	30	—	—	30	13,641	188	13,859
Commercial	—	—	—	—	955,977	833	956,810
Consumer and other	—	—	—	—	6,524	—	6,524
Total	$95	$—	$—	$95	$1,534,151	$2,127	$1,536,373

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$40	$20	$—	$60	$347,422	$—	$347,482
Real estate:
Construction, land and
land development	—	—	—	—	207,451	—	207,451
1-4 family residential
first mortgages	—	75	—	75	50,878	91	51,044
Home equity	—	—	—	—	13,618	193	13,811
Commercial	—	—	—	—	885,776	338	886,114
Consumer and other	—	—	—	—	6,363	—	6,363
Total	$40	$95	$—	$135	$1,511,508	$622	$1,512,265

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$321,507	$3,307	$2,006	$—	$326,820
Real estate:
Construction, land and land development	181,452	1,229	—	—	182,681
1-4 family residential first mortgages	48,692	791	196	—	49,679
Home equity	13,491	80	288	—	13,859
Commercial	928,223	19,374	9,213	—	956,810
Consumer and other	6,493	—	31	—	6,524
Total	$1,499,858	$24,781	$11,734	$—	$1,536,373

	December 31, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,586	$901	$1,995	$—	$347,482
Real estate:
Construction, land and land development	206,719	732	—	—	207,451
1-4 family residential first mortgages	49,905	890	249	—	51,044
Home equity	13,466	54	291	—	13,811
Commercial	856,789	20,574	8,751	—	886,114
Consumer and other	6,327	36	—	—	6,363
Total	$1,477,792	$23,187	$11,286	$—	$1,512,265
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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,582	$1,853	$320	$186	$10,442	$82	$16,465
Charge-offs	(13)	—	—	—	—	—	(13)
Recoveries	51	—	3	5	4	3	66
Provision (1)	53	58	(19)	(9)	(77)	(6)	—
Ending balance	$3,673	$1,911	$304	$182	$10,369	$79	$16,518

	Three Months Ended June 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,800	$2,914	$315	$447	$8,848	$103	$16,427
Charge-offs	(133)	—	—	—	—	—	(133)
Recoveries	81	95	1	7	3	5	192
Provision (1)	54	(457)	34	(82)	456	(5)	—
Ending balance	$3,802	$2,552	$350	$372	$9,307	$103	$16,486

	Six Months Ended June 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(1)	—	—	(209)
Recoveries	110	—	7	11	7	12	147
Provision (1)	(95)	(302)	(22)	(14)	592	(9)	150
Ending balance	$3,673	$1,911	$304	$182	$10,369	$79	$16,518

	Six Months Ended June 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(193)	—	—	—	—	—	(193)
Recoveries	140	398	2	15	6	6	567
Provision (1)	(26)	(485)	31	(121)	604	(3)	—
Ending balance	$3,802	$2,552	$350	$372	$9,307	$103	$16,486

(1)
The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$16	$109	$—	$125
Collectively evaluated for impairment	3,673	1,911	304	166	10,260	79	16,393
Total	$3,673	$1,911	$304	$182	$10,369	$79	$16,518

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$21	$118	$—	$139
Collectively evaluated for impairment	3,866	2,213	319	165	9,652	76	16,291
Total	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$990	$—	$116	$188	$833	$—	$2,127
Collectively evaluated for impairment	325,830	182,681	49,563	13,671	955,977	6,524	1,534,246
Total	$326,820	$182,681	$49,679	$13,859	$956,810	$6,524	$1,536,373

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$91	$193	$338	$—	$622
Collectively evaluated for impairment	347,482	207,451	50,953	13,618	885,776	6,363	1,511,643
Total	$347,482	$207,451	$51,044	$13,811	$886,114	$6,363	$1,512,265

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company uses interest rate swap agreements to manage the interest rate risk related to the variability in interest payments due to changes in interest rates. The Company entered into two forward-starting interest rate swap transactions to effectively convert variable rate debt instruments to fixed rate instruments. These two swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments on $50,000 of debt instruments. In January 2018, the Company entered into an interest rate swap agreement that effectively converts certain customer deposits with variable rates based on the federal funds upper target rate to fixed rate instruments. This swap transaction has a notional amount of $60,000 with a forward-starting date in December 2018 and is designated as a cash flow hedge of the risk of changes in total cash flows paid on certain customer deposits. The Company is exposed to credit risk in the event of nonperformance by counterparties to the interest rate swaps, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2018 and December 31, 2017, the Company pledged $0 and $210, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $3,160 and $980 at June 30, 2018 and December 31, 2017, respectively. The Company estimates there will be approximately $37 of cash receipts and reclassification from accumulated other comprehensive income to interest expense through the 12 months ending June 30, 2019. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020. Approximately $95 of termination fees will be reclassified to interest expense through the 12 months ended June 30, 2019.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2018 and December 31, 2017.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2018
Interest rate swap	$30,000	$360	Other Assets	2.64%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,625	Other Assets	—	4.81%	9/30/2026
Interest rate swap(2)	60,000	1,408	Other Assets	—	2.31%	12/31/2025
December 31, 2017
Interest rate swap	$30,000	$(86)	Other Liabilities	1.95%	2.52%	9/21/2020
Interest rate swap(1)	20,000	895	Other Assets	—	4.81%	9/30/2026

(1)	This swap is a forward-starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.

(2)	This swap is a forward-starting swap with a weighted average pay rate of 2.31 percent beginning December 31, 2018. No interest payments are required related to this swap until January 31, 2019.

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2018 and 2017.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Loss
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Category	2018	2017
Interest rate swaps	$2,548	(347)	Interest Expense	$(82)	(223)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act (Tax Act), was signed into law. The Tax Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent. The lower federal corporate income tax rate became effective for the Company on January 1, 2018. The enactment of the legislation and the reduction in the federal income tax rate resulted in a revaluation of deferred tax assets and liabilities in December 2017.

Net deferred tax assets consisted of the following as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$4,129	$4,108
Net unrealized losses on securities available for sale	2,864	902
Intangibles	—	101
Accrued expenses	260	176
Restricted stock compensation	335	544
State net operating loss carryforward	1,458	1,379
Other	76	86
	9,122	7,296
Deferred tax liabilities:
Net deferred loan fees and costs	186	193
Net unrealized gains on interest rate swaps	798	139
Premises and equipment	711	792
Other	143	148
	1,838	1,272
Net deferred tax assets before valuation allowance	7,284	6,024
Valuation allowance	(1,458)	(1,379)
Net deferred tax assets	$5,826	$4,645
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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018 and 2017.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive income (loss) before reclassifications	2,372	(215)	2,157
Amounts reclassified from accumulated other comprehensive income	(265)	138	(127)
Net current period other comprehensive income (loss)	2,107	(77)	2,030
Balance, June 30, 2017	$935	$53	$988

Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(6,143)	1,911	(4,232)
Amounts reclassified from accumulated other comprehensive income	(7)	60	53
Net current period other comprehensive income (loss)	(5,877)	1,971	(3,906)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, June 30, 2018	$(8,589)	$2,421	$(6,168)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commitments to extend credit	$657,434	$617,949
Standby letters of credit	4,848	5,996
	$662,282	$623,945
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At June 30, 2018, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $41. The outstanding balance of mortgage loans sold under the MPF Program was $86,651 and $94,292 at June 30, 2018 and December 31, 2017, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $4,707 and $6,130 as of June 30, 2018 and December 31, 2017, respectively.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2018.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities (Level 1). If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable (Level 2). The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
U.S. Treasuries	$39,504	$39,504	$—	$—
State and political subdivisions	175,904	—	175,904	—
Collateralized mortgage obligations	162,839	—	162,839	—
Mortgage-backed securities	55,030	—	55,030	—
Asset-backed securities	41,462	—	41,462	—
Trust preferred security	2,000	—	2,000	—
Corporate notes	50,054	—	50,054	—
Derivative instruments, interest rate swaps	3,393	—	3,393	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$146,313	$—	$146,313	$—
Collateralized mortgage obligations	159,932	—	159,932	—
Mortgage-backed securities	60,429	—	60,429	—
Asset-backed securities	45,195	—	45,195	—
Trust preferred security	2,006	—	2,006	—
Corporate notes	30,344	—	30,344	—
Derivative instrument, interest rate swap	895	—	895	—

Financial liabilities:
Derivative instrument, interest rate swap	$86	$—	$86	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both June 30, 2018 and December 31, 2017, impaired loans for which a fair value adjustment was recorded were recorded at a net value of $0.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2018 and December 31, 2017.

		June 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$36,964	$36,964	$34,952	$34,952
Federal funds sold	Level 1	28,139	28,139	12,997	12,997
Investment securities available for sale	See previous table	526,793	526,793	444,219	444,219
Investment securities held to maturity	Level 2	—	—	45,527	45,890
Federal Home Loan Bank stock	Level 1	9,202	9,202	9,174	9,174
Loans, net	Level 2	1,517,886	1,495,204	1,494,070	1,490,166
Accrued interest receivable	Level 1	7,864	7,864	7,344	7,344
Interest rate swaps	Level 2	3,393	3,393	895	895
Financial liabilities:
Deposits	Level 2	$1,891,929	$1,891,198	$1,810,813	$1,810,924
Federal funds purchased	Level 1	860	860	545	545
Subordinated notes, net	Level 2	20,418	15,141	20,412	15,357
Federal Home Loan Bank advances, net	Level 2	77,124	77,124	76,382	76,382
Long-term debt	Level 2	19,611	19,562	22,917	22,860
Accrued interest payable	Level 1	831	831	736	736
Interest rate swap	Level 2	—	—	86	86
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; and any other risks described in the “Risk Factors” sections of other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,299	$15,093	$30,715	$29,482
Tax-equivalent adjustment (1)	236	597	525	1,215
Net interest income on an FTE basis (non-GAAP)	$15,535	$15,690	$31,240	$30,697
Average interest-earning assets	$2,044,821	$1,832,132	$2,028,846	$1,789,565
Net interest margin on an FTE basis (non-GAAP)	3.05%	3.44%	3.11%	3.46%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$15,535	$15,690	$31,240	$30,697
Noninterest income	2,023	2,316	3,936	4,476
Adjustment for realized investment securities (gains) losses, net	25	(229)	25	(226)
Plus: losses on disposal of premises and equipment, net	—	15	—	15
Adjusted income	$17,583	$17,792	$35,201	$34,962
Noninterest expense	$8,958	$8,172	$17,245	$16,215
Adjustment for write-down of premises	(333)	—	(333)	—
Adjusted expense	$8,625	$8,172	$16,912	$16,215
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	49.05%	45.93%	48.05%	46.38%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND SIX MONTHS ENDED JUNE 30, 2018

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which was liquidated in March 2018). Results of operations for the three and six months ended June 30, 2018 are compared to the results for the same periods in 2017, and the consolidated financial condition of the Company as of June 30, 2018 is compared to December 31, 2017. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended June 30, 2018 was $6,764 or $0.41 per diluted common share, compared to $6,365, or $0.39 per diluted common share, for the three months ended June 30, 2017. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2018 were 1.27 percent and 15.15 percent, respectively, compared to 1.33 percent and 14.86 percent, respectively, for the three months ended June 30, 2017.

The increase in net income for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher net interest income and a decrease in income taxes, partially offset by an increase in noninterest expense and decrease in noninterest income. On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent effective for 2018 and future years. The enactment of the legislation and the reduction in the federal income tax rate was the primary driver of the decrease in income taxes for the three months ended June 30, 2018 compared to the same period in 2017.

Net interest income for the three months ended June 30, 2018 grew $206 compared to the three months ended June 30, 2017. The increase in net interest income was primarily due to a $145,792 increase in average investments and a $55,543 increase in average loans outstanding for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, interest expense on deposits increased $2,017 compared to the three months ended June 30, 2017, mainly due to a $210,885 increase in average deposit balances and increases to interest rates on various deposit products as a result of rising market rates. The Company recorded no provision for loan losses for each of the three months ended June 30, 2018 and 2017.

Noninterest income declined $293 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly due to net realized investment securities gains in 2017. Noninterest expense grew $786 during the three months ended June 30, 2018 compared to the same time period in 2017, primarily due to a write-down of premises and an increase in salaries and benefits. To meet the changing needs of customers and improve the efficiency of resources, the Company will consolidate the Iowa City and Coralville branches in the fall of 2018. Accordingly, the Company recognized a write-down of premises of $333 during the three months ended June 30, 2018 related to the Iowa City branch facility. Eastern Iowa customers will continue to be served by our team at the Coralville branch and through our online and mobile banking platforms.

Net income for the six months ended June 30, 2018 was $14,148, or $0.86 per diluted common share, compared to $12,471, or $0.76 per diluted common share, for the six months ended June 30, 2017. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2018 were 1.34 percent and 15.96 percent, respectively, compared to 1.34 percent and 14.83 percent, respectively, for the first six months of 2017.

The increase in net income for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher net interest income and a decrease in income taxes, partially offset by increases in provision for loan losses and noninterest expense, and lower noninterest income.

Net interest income for the six months ended June 30, 2018 grew $1,233, or 4.2 percent, compared to the six months ended June 30, 2017. The increase in net interest income was primarily due to a $160,592 increase in average investments and a $66,635 increase in average loans outstanding for the first six months of 2018 compared to the first six months of 2017. During the six months ended June 30, 2018, interest expense on deposits increased $3,834 compared to the six months ended June 30, 2017, mainly due to a $270,637 increase in average deposit balances and increases to interest rates on various deposit products as a result of rising market rates. The Company recorded a $150 provision for loan losses for the six months ended June 30, 2018 compared to no provision in the six months ended June 30, 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Noninterest income declined $540 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to a nonrecurring gain from bank-owned life insurance and net realized investment securities gains in 2017. Noninterest expense grew $1,030 during the six months ended June 30, 2018 compared to the same time period in 2017, primarily due to the write-down of premises in 2018 and an increase in salaries and benefits.

Total loans outstanding increased $23,904, or 1.6 percent, during the first six months of 2018. Management believes the loan pipeline is strong and that loan growth will continue in all three of our markets during the remainder of 2018. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 1.07 percent as of June 30, 2018. As of June 30, 2018, the allowance for loan losses was 1.08 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio as of that date.

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 Midwestern, publicly traded peer financial institutions. The peer group includes BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Internet Bancorp, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc. and Waterstone Financial, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group's metrics for the three months ended March 31, 2018 (latest data available), the Company's metrics for the six months ended June 30, 2018 were better than those of each company in the peer group as shown in the table below, except for four peers that had a higher return on average assets.

	West Bancorporation, Inc.	Peer Group Range
	Six Months Ended June 30, 2018	Three months ended March 31, 2018
Return on average assets	1.34%	0.77% - 1.58%
Return on average equity	15.96%	6.80% - 12.55%
Efficiency ratio(1) (2)	48.05%	53.84% - 77.67%
Texas ratio(2)	1.07%	1.82% - 19.34%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.

At its meeting on July 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend is payable on August 22, 2018, to stockholders of record on August 8, 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2018 compared with the same periods in 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Net income	$6,764	$6,365	$399	6.27%	$14,148	$12,471	$1,677	13.45%
Average assets	2,140,649	1,923,893	216,756	11.27%	2,121,867	1,881,831	240,036	12.76%
Average stockholders' equity	179,100	171,786	7,314	4.26%	178,748	169,549	9,199	5.43%

Return on average assets	1.27%	1.33%	(0.06)%		1.34%	1.34%	—%
Return on average equity	15.15%	14.86%	0.29%		15.96%	14.83%	1.13%
Net interest margin (1)	3.05%	3.44%	(0.39)%		3.11%	3.46%	(0.35)%
Efficiency ratio (1) (2)	49.05%	45.93%	3.12%		48.05%	46.38%	1.67%
Dividend payout ratio	48.18%	45.85%	2.33%		43.67%	45.40%	(1.73)%
Average equity to average assets ratio	8.37%	8.93%	(0.56)%		8.42%	9.01%	(0.59)%

					As of June 30,
					2018	2017	Change
Texas ratio (2)					1.07%	0.43%	0.64%
Equity to assets ratio					8.30%	9.12%	(0.82)%
Tangible common equity ratio					8.30%	9.12%	(0.82)%
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

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense and write-down of premises) divided by noninterest income (excluding net securities gains (losses) and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2018	2017	Change	Change- %	2018	2017	Change	Change- %	2018	2017	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$321,897	$333,674	$(11,777)	(3.53)%	$3,821	$3,626	$195	5.38%	4.76%	4.36%	0.40%
Real estate (3)	1,186,686	1,117,973	68,713	6.15%	13,344	12,547	797	6.35%	4.51%	4.50%	0.01%
Consumer and other	6,854	8,247	(1,393)	(16.89)%	68	81	(13)	(16.05)%	3.98%	3.98%	—%
Total loans	1,515,437	1,459,894	55,543	3.80%	17,233	16,254	979	6.02%	4.56%	4.47%	0.09%

Investment securities:
Taxable	306,983	223,795	83,188	37.17%	1,886	1,239	647	52.22%	2.46%	2.21%	0.25%
Tax-exempt (3)	184,142	121,538	62,604	51.51%	1,477	1,200	277	23.08%	3.21%	3.95%	(0.74)%
Total investment securities	491,125	345,333	145,792	42.22%	3,363	2,439	924	37.88%	2.74%	2.82%	(0.08)%

Federal funds sold	38,259	26,905	11,354	42.20%	177	70	107	152.86%	1.85%	1.04%	0.81%
Total interest-earning assets (3)	$2,044,821	$1,832,132	$212,689	11.61%	20,773	18,763	2,010	10.71%	4.07%	4.11%	(0.04)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,245,738	$1,070,180	$175,558	16.40%	3,203	1,444	1,759	121.81%	1.03%	0.54%	0.49%
Time deposits	176,857	141,530	35,327	24.96%	595	337	258	76.56%	1.35%	0.96%	0.39%
Total deposits	1,422,595	1,211,710	210,885	17.40%	3,798	1,781	2,017	113.25%	1.07%	0.59%	0.48%
Other borrowed funds	128,646	141,558	(12,912)	(9.12)%	1,440	1,292	148	11.46%	4.49%	3.66%	0.83%
Total interest-bearing
liabilities	$1,551,241	$1,353,268	$197,973	14.63%	5,238	3,073	2,165	70.45%	1.35%	0.91%	0.44%

Tax-equivalent net interest income (FTE) (4)					$15,535	$15,690	$(155)	(0.99)%
Net interest spread (FTE)									2.72%	3.20%	(0.48)%
Net interest margin (FTE) (4)									3.05%	3.44%	(0.39)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2018	2017	Change	Change- %	2018	2017	Change	Change- %	2018	2017	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$324,291	$334,988	$(10,697)	(3.19)%	$7,501	$7,104	$397	5.59%	4.66%	4.28%	0.38%
Real estate (3)	1,175,093	1,096,198	78,895	7.20%	26,149	24,189	1,960	8.10%	4.49%	4.45%	0.04%
Consumer and other	6,702	8,265	(1,563)	(18.91)%	136	163	(27)	(16.56)%	4.08%	3.99%	0.09%
Total loans	1,506,086	1,439,451	66,635	4.63%	33,786	31,456	2,330	7.41%	4.52%	4.41%	0.11%

Investment securities:
Taxable	305,780	215,236	90,544	42.07%	3,699	2,266	1,433	63.24%	2.42%	2.11%	0.31%
Tax-exempt (3)	187,135	117,087	70,048	59.83%	3,049	2,363	686	29.03%	3.26%	4.04%	(0.78)%
Total investment securities	492,915	332,323	160,592	48.32%	6,748	4,629	2,119	45.78%	2.74%	2.79%	(0.05)%

Federal funds sold	29,845	17,791	12,054	67.75%	258	87	171	196.55%	1.74%	0.98%	0.76%
Total interest-earning assets (3)	$2,028,846	$1,789,565	$239,281	13.37%	40,792	36,172	4,620	12.77%	4.05%	4.08%	(0.03)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,229,604	$1,004,105	$225,499	22.46%	5,744	2,421	3,323	137.26%	0.94%	0.49%	0.45%
Time deposits	174,944	129,806	45,138	34.77%	1,066	555	511	92.07%	1.23%	0.86%	0.37%
Total deposits	1,404,548	1,133,911	270,637	23.87%	6,810	2,976	3,834	128.83%	0.98%	0.53%	0.45%
Other borrowed funds	127,156	144,567	(17,411)	(12.04)%	2,742	2,499	243	9.72%	4.35%	3.49%	0.86%
Total interest-bearing
liabilities	$1,531,704	$1,278,478	$253,226	19.81%	9,552	5,475	4,077	74.47%	1.26%	0.86%	0.40%

Net interest income (FTE) (4)					$31,240	$30,697	$543	1.77%
Net interest spread (FTE)									2.79%	3.22%	(0.43)%
Net interest margin (FTE) (4)									3.11%	3.46%	(0.35)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by 25 basis points in each of March and June 2018 and each of March, June and December 2017. We believe the Board of Governors of the Federal Reserve System will increase the targeted federal funds interest rate by 25 basis points at least one more time in 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2018 declined 39 and 35 basis points, respectively, compared to the three and six months ended June 30, 2017. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on deposits and an increase in the variable rates paid on other borrowed funds, partially offset by an increase in yield on loans. Also impacting the net interest margin was the decline in the federal income tax rate to 21 percent in 2018, from 35 percent in 2017, which is used in the calculation of the tax-equivalent interest income on tax-exempt loans and securities on a non-GAAP basis. The change in the federal income tax rate used in the tax-equivalent adjustment to net interest income accounted for approximately 10 basis points of the decline in net interest margin for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Despite the decline in the net interest margin, tax-equivalent net interest income for the six months ended June 30, 2018 increased $543 compared to the same time period in 2017. The increase in net interest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was largely due to an increase in average outstanding loans and securities, partially offset by an increase in average deposit balances and an increase in rates on deposits and other borrowed funds. Tax-equivalent net interest income for the three months ended June 30, 2018 declined $155 compared to the same time period in 2017. The decline in net interest income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was largely due to an increase in average deposit balances and an increase in rates on deposits and other borrowed funds that exceeded the impact of an increase in average outstanding loans and securities. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2018, particularly if the U.S. Treasury yield curve continues to flatten.

Tax-equivalent interest income on loans increased $979 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, tax-equivalent interest income on loans increased $2,330 compared to the same time period in 2017. The improvement for both time periods was primarily due to the increase in average loan balances outstanding. The average yield on loans increased by 9 and 11 basis points, respectively, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, which is less than the increase in the cost of deposits due to the relatively flat yield curve. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was higher during the three and six months ended June 30, 2018 than during the same periods in 2017 as a result of significant investment purchase activity during the second half of 2017. The purchase activity in 2017 focused on higher yielding bonds within the existing risk profile and was the result of growth in deposits and the reinvestment of proceeds from sales and principal paydowns of investment securities. In certain cases, securities were sold and the funds were reinvested in securities with higher rates while slightly extending the duration of the portfolio. The change in the federal income tax rate used in the tax-equivalent adjustment of tax-exempt securities accounted for an approximately 78 basis point reduction in the yield on tax-exempt investment securities for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. This was offset by improvements of 25 and 31 basis points, respectively, in the yield on taxable investment securities for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to an increase in average balances of money market accounts. In addition, approximately $76,000 of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits for the three and six months ended June 30, 2018 increased 49 and 45 basis points, respectively, compared to the three and six months ended June 30, 2017. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rate. The average balance of time deposits increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase was primarily due to the shift of demand and savings account balances to higher interest rate time deposits. Interest rates on time deposits increased 39 and 37 basis points, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The average rate paid on other borrowed funds increased 83 and 86 basis points, respectively, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The increase in the average rate paid was due to increases in rates for variable rate FHLB advances, subordinated notes and long-term debt. The average balance of other borrowed funds declined for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to lower average balances of federal funds purchased and the December 2017 payoff of a $25,000 FHLB advance, partially offset by a $22,000 increase in long-term debt in May 2017.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the most recent evaluation, no provision was recorded for the three months ended June 30, 2018. The provision recorded for the six months ended June 30, 2018 was $150. No provision was recorded for the three and six months ended June 30, 2017.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2018 and 2017 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Balance at beginning of period	$16,465	$16,427	$38	$16,430	$16,112	$318
Charge-offs	(13)	(133)	120	(209)	(193)	(16)
Recoveries	66	192	(126)	147	567	(420)
Net (charge-offs) recoveries	53	59	(6)	(62)	374	(436)
Provision for loan losses charged to operations	—	—	—	150	—	150
Balance at end of period	$16,518	$16,486	$32	$16,518	$16,486	$32

Average loans outstanding	$1,515,437	$1,459,894		$1,506,086	$1,439,451

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	0.02%		(0.01)%	0.05%

Ratio of allowance for loan losses to average loans outstanding	1.09%	1.13%		1.10%	1.15%

Ratio of allowance for loan losses to total loans at end of period	1.08%	1.15%		1.08%	1.15%
In general, the U.S. economy is growing at a moderate pace. Average monthly job growth for the first six months of 2018 was approximately 215,000 based on preliminary estimates, while the national unemployment rate remained low at 4.0 percent as of June 30, 2018. Activity in the housing market continues at a moderate pace. Short-term interest rates are expected to continue to gradually rise. Based on the current economic indicators, the Company decided to maintain the economic factors within the allowance for loan losses evaluation at the same levels used in 2017. In the first six months of 2018, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $102 to a total of $16,393, or 1.07 percent, as of June 30, 2018 compared to $16,291, or 1.08 percent, as of December 31, 2017. Management believed the resulting allowance for loan losses as of June 30, 2018 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended June 30,
Noninterest income:	2018	2017	Change	Change %
Service charges on deposit accounts	$627	$631	$(4)	(0.63)%
Debit card usage fees	433	458	(25)	(5.46)%
Trust services	575	436	139	31.88%
Increase in cash value of bank-owned life insurance	152	163	(11)	(6.75)%
Realized investment securities gains (losses), net	(25)	229	(254)	(110.92)%
Other income:
Discount on purchased income tax credits	15	65	(50)	(76.92)%
Gain on sale of other assets	—	88	(88)	(100.00)%
All other income	246	246	—	—%
Total other income	261	399	(138)	(34.59)%
Total noninterest income	$2,023	$2,316	$(293)	(12.65)%

	Six Months Ended June 30,
Noninterest income:	2018	2017	Change	Change %
Service charges on deposit accounts	$1,276	$1,231	$45	3.66%
Debit card usage fees	832	898	(66)	(7.35)%
Trust services	1,020	828	192	23.19%
Increase in cash value of bank-owned life insurance	310	317	(7)	(2.21)%
Gain from bank-owned life insurance	—	307	(307)	(100.00)%
Realized investment securities gains (losses), net	(25)	226	(251)	(111.06)%
Other income:
Discount on purchased income tax credits	27	81	(54)	(66.67)%
Gain on sale of other assets	—	88	(88)	(100.00)%
All other income	496	500	(4)	(0.80)%
Total other income	523	669	(146)	(21.82)%
Total noninterest income	$3,936	$4,476	$(540)	(12.06)%
The increase in service charges on deposit accounts for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven primarily by the March and April 2017 realignment and simplification of the retail checking account products provided to our customers. During the three and six months ended June 30, 2018, nonsufficient funds fees declined $35 and $58, respectively, and debit card usage fees declined $25 and $66, respectively, compared to the same time periods in 2017. These declines are consistent with recent trends.

Revenue from trust services was higher during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to the combination of higher amounts of one-time estate fees and asset growth.

Gain from bank-owned life insurance was recognized for the six months ended June 30, 2017 as the result of a single policy event.

The Company recognizes revenue from discounts on purchased transferable State of Iowa income tax credits. The Company reviews opportunities to acquire transferable State of Iowa income tax credits at favorable discounts as they are presented and as they are aligned with our projected ability to utilize them. The Company expects to recognize total income from discounts on purchased tax credits of approximately $50 for the year ended December 31, 2018.

Gain on sale of other assets for the three and six months ended June 30, 2017 included a nonrecurring gain related to the final payment received from the 2015 sale of SmartyPig, LLC.

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

	Three Months Ended June 30,
Noninterest expense:	2018	2017	Change	Change %
Salaries and employee benefits	$4,775	$4,449	$326	7.33%
Occupancy	1,258	1,131	127	11.23%
Data processing	674	708	(34)	(4.80)%
FDIC insurance expense	165	150	15	10.00%
Professional fees	178	248	(70)	(28.23)%
Director fees	261	246	15	6.10%
Write-down of premises	333	—	333	N/A
Other expenses:
Marketing	50	51	(1)	(1.96)%
Business development	269	246	23	9.35%
Insurance expense	85	88	(3)	(3.41)%
Charitable contributions	75	—	75	N/A
Postage and courier	71	80	(9)	(11.25)%
Subscriptions	80	66	14	21.21%
Trust	96	110	(14)	(12.73)%
Consulting fees	60	92	(32)	(34.78)%
Low income housing projects amortization	130	104	26	25.00%
All other	398	403	(5)	(1.24)%
Total other	1,314	1,240	74	5.97%
Total noninterest expense	$8,958	$8,172	$786	9.62%

	Six Months Ended June 30,
Noninterest expense:	2018	2017	Change	Change %
Salaries and employee benefits	$9,288	$8,786	$502	5.71%
Occupancy	2,481	2,228	253	11.36%
Data processing	1,350	1,396	(46)	(3.30)%
FDIC insurance	327	363	(36)	(9.92)%
Professional fees	412	541	(129)	(23.84)%
Director fees	510	457	53	11.60%
Write-down of premises	333	—	333	N/A
Other expenses:
Marketing	95	119	(24)	(20.17)%
Business development	487	418	69	16.51%
Insurance expense	177	178	(1)	(0.56)%
Charitable contributions	150	—	150	N/A
Postage and courier	140	166	(26)	(15.66)%
Subscriptions	171	131	40	30.53%
Trust	189	215	(26)	(12.09)%
Consulting fees	125	153	(28)	(18.30)%
Low income housing projects amortization	264	220	44	20.00%
All other	746	844	(98)	(11.61)%
Total other	2,544	2,444	100	4.09%
Total noninterest expense	$17,245	$16,215	$1,030	6.35%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017, mainly as the result of increases in benefit costs, salaries and related payroll taxes, and additional payroll taxes related to the vesting of restricted stock units.

When compared with the three and six months ended June 30, 2017, occupancy costs increased for the three and six months ended June 30, 2018, partially due to a periodic indexed rent adjustment in accordance with the terms of the lease for the Company's main office.

Data processing primarily includes fees paid for our core applications systems, ongoing enhancement and monitoring tools for maintaining security, and one-time costs associated with implementation of new applications. Data processing expense declined for the three and six months ended June 30, 2018 compared to the same time periods in 2017, primarily because of varying one-time costs associated with the implementation of new applications in each period.

FDIC insurance expense declined for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The FDIC assessment rate calculation includes a series of risk-based factors. As a result of the May 2017 capital injection of $40,000 into West Bank, our capital ratio component improved enough to reduce the assessment rate to the minimum base assessment level established by the FDIC. Management expects the assessment rate to remain at or near the minimum level during 2018. FDIC insurance expense increased for the three months ended June 30, 2018 compared to the same period in 2017 due to growth in average assets.

Professional fees declined for the three and six months ended June 30, 2018 compared to the same time periods in 2017, primarily due to lower legal fees at West Bank and one-time costs incurred in 2017 associated with the preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan.

Director fees increased for the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017, mainly due to higher stock-based compensation costs and an increase in annual retainer fees effective April 2018.

The Company recognized a $333 write-down of premises during the three and six months ended June 30, 2018 related to the Iowa City branch facility. The Company plans to consolidate the Iowa City and Coralville branches in the fall of 2018.

The increase in business development expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was the result of additional sponsorships of community events and efforts to cultivate new and expanded customer relationships.

Charitable contributions increased for the three and six months ended June 30, 2018 compared to the same time periods in 2017 due to the timing of contributions to the West Bancorporation Foundation.

Income Tax Expense

The Company recorded income tax expense of $1,600 (19.1 percent of pre-tax income) and $3,108 (18.0 percent of pre-tax income) for the three and six months ended June 30, 2018, respectively, compared with $2,872 (31.1 percent of pre-tax income) and $5,272 (29.7 percent of pre-tax income) for the three and six months ended June 30, 2017, respectively. The decline in the percentage of income tax expense to pre-tax income was the result of the enactment of the Tax Act on December 22, 2017. This legislation lowered the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent in 2017. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each respective period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, and state income taxes.

In addition, for the six months ended June 30, 2018 and 2017, a tax benefit of $261 and $244, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rate for the first six months of 2018 and 2017 was also impacted by year-to-date federal low income housing tax credits of approximately $250 and $205, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $2,197,166 as of June 30, 2018, an increase of 3.9 percent compared to total assets of $2,114,377 as of December 31, 2017. The most significant changes in the balance sheet were increases in investments, loans and deposits. A summary of changes in the balance sheet components is provided below.

Investment Securities

On January 1, 2018, the Company elected to transfer all securities classified as held to maturity to available for sale. At the date of reclassification, the held to maturity securities portfolio was carried at an amortized cost of $45,527. The reclassification of securities between categories was accounted for at fair value. At the date of reclassification, the securities had a fair value of $45,890 and unrealized holding gains of $273, which were recorded net of tax in other comprehensive income. The transfer enhanced liquidity and increased flexibility with regard to asset-liability management and balance sheet composition.

The balance of investment securities available for sale, subsequent to the transfer of held to maturity securities, increased by $37,047 during the six months ended June 30, 2018. U.S. Treasuries increased $39,504 and corporate notes increased $19,710 during the six months ended June 30, 2018, primarily due to purchases of securities, which were funded by growth in deposits and securities sales. State and political subdivision securities declined by $15,936 during the six months ended June 30, 2018, primarily due to the sale of securities for reinvestment in higher yielding bonds with minimal impact on the portfolio's risk profile and duration. Government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities declined by a total of $6,225 during the six months ended June 30, 2018, primarily due to normal principal paydowns. The market value of the investment portfolio declined $7,803 during the six months ended June 30, 2018. The Company believed the unrealized losses on investments available for sale as of June 30, 2018 were due to interest rate and market conditions rather than reduced estimated cash flows.

As of June 30, 2018, approximately 50 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $23,904, from $1,510,500 as of December 31, 2017 to $1,534,404 as of June 30, 2018. Changes in the loan portfolio during the first six months of 2018 included an increase of $70,696 in commercial real estate loans, partially offset by reductions of $20,662 in commercial loans and $24,770 in construction real estate loans. The commercial and commercial real estate loan portfolios were impacted by a $28,568 payoff when a customer was acquired by an out-of-state buyer in the first quarter of 2018. The Company continues to focus on business development efforts in all its markets. Management believes loan growth will occur in all three of our markets during the remainder of 2018.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 1.07 percent as of June 30, 2018, compared to 0.32 percent as of December 31, 2017. The increase in the Texas ratio was due to the increase in nonaccrual loans related to two customers. The ratio for both dates was significantly better than the March 31, 2018 peer group average (latest data available), which was approximately 8.03 percent, according to data in the March 2018 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	June 30, 2018	December 31, 2017	Change
Nonaccrual loans	$2,127	$622	$1,505
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	2,127	622	1,505
Other real estate owned	—	—	—
Total nonperforming assets	$2,127	$622	$1,505

Nonperforming loans to total loans	0.14%	0.04%	0.10%
Nonperforming assets to total assets	0.10%	0.03%	0.07%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of June 30, 2018 and one TDR loan as of December 31, 2017 with balances of $724 and $220, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Note 4 to the financial statements.

Deposits

Deposits increased $81,116 during the first six months of 2018, or 4.5 percent, compared to December 31, 2017.  Interest-bearing demand accounts declined $68,485, while savings accounts, which include money market accounts, increased $154,710 from December 31, 2017 to June 30, 2018. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $9,498 during the first six months of 2018. As of June 30, 2018, a significant related party relationship maintained total deposit balances with West Bank of approximately $160,586.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $65,103 as of June 30, 2018 compared with $47,949 as of December 31, 2017.

As of June 30, 2018, West Bank had additional borrowing capacity available from the FHLB of approximately $342,000, as well as approximately $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $16,987 to liquidity for the six months ended June 30, 2018.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2018.

The Company's total stockholders' equity increased to $182,352 at June 30, 2018 from $178,098 at December 31, 2017.  The increase was primarily the result of net income less dividends paid, and was partially offset by a decline in accumulated other comprehensive income. At June 30, 2018, the Company's tangible common equity as a percent of tangible assets was 8.30 percent compared to 8.42 percent as of December 31, 2017.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$225,038	12.08%	$149,072	8.00%	$184,010	9.875%	N/A	N/A
West Bank	240,701	12.93%	148,896	8.00%	183,794	9.875%	$186,120	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	208,520	11.19%	111,804	6.00%	146,742	7.875%	N/A	N/A
West Bank	224,183	12.05%	111,672	6.00%	146,570	7.875%	148,896	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	188,520	10.12%	83,853	4.50%	118,791	6.375%	N/A	N/A
West Bank	224,183	12.05%	83,754	4.50%	118,652	6.375%	120,978	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	208,520	9.69%	86,091	4.00%	86,091	4.00%	N/A	N/A
West Bank	224,183	10.42%	86,018	4.00%	86,018	4.00%	107,522	5.00%

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,420	11.76%	$147,169	8.00%	$170,164	9.25%	N/A	N/A
West Bank	235,570	12.82%	147,049	8.00%	170,026	9.25%	$183,812	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	199,990	10.87%	110,377	6.00%	133,372	7.25%	N/A	N/A
West Bank	219,140	11.92%	110,287	6.00%	133,263	7.25%	147,049	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	179,990	9.78%	82,783	4.50%	105,778	5.75%	N/A	N/A
West Bank	219,140	11.92%	82,715	4.50%	105,692	5.75%	119,478	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	199,990	9.60%	83,326	4.00%	83,326	4.00%	N/A	N/A
West Bank	219,140	10.52%	83,287	4.00%	83,287	4.00%	104,109	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2018 is 1.875 percent and was 1.25 percent in 2017. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2018, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2017 was presented in the Company's Form 10-K filed with the SEC on March 1, 2018. The Company has not experienced any material changes to its interest rate risk position since December 31, 2017. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first six months of 2018 materially changed compared to those in the year ended December 31, 2017.

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

West Bancorporation, Inc.
(Registrant)

July 26, 2018	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 26, 2018	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 26, 2018	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)