Form 10-Q
period 2018-09-30
WEST BANCORPORATION INC
filed 2018-10-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Yes  ☒                      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                      No  ☒

As of October 24, 2018, there were 16,295,494 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$26,406	$34,952
Federal funds sold	876	12,997
Cash and cash equivalents	27,282	47,949
Investment securities available for sale, at fair value	470,331	444,219
Investment securities held to maturity, at amortized cost (fair value $45,890 at December 31, 2017)	—	45,527
Federal Home Loan Bank stock, at cost	10,061	9,174
Loans	1,600,817	1,510,500
Allowance for loan losses	(16,673)	(16,430)
Loans, net	1,584,144	1,494,070
Premises and equipment, net	21,722	23,022
Accrued interest receivable	7,782	7,344
Bank-owned life insurance	34,086	33,618
Deferred tax assets, net	6,901	4,645
Other assets	9,357	4,809
Total assets	$2,171,666	$2,114,377

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$396,079	$395,888
Interest-bearing demand	313,916	395,052
Savings	943,717	850,216
Time of $250 or more	33,752	16,965
Other time	151,828	152,692
Total deposits	1,839,292	1,810,813
Federal funds purchased	26,245	545
Subordinated notes, net	20,422	20,412
Federal Home Loan Bank advances, net	77,501	76,382
Long-term debt	17,582	22,917
Accrued expenses and other liabilities	6,006	5,210
Total liabilities	1,987,048	1,936,279
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,295,494 and 16,215,672 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,000	3,000
Additional paid-in capital	24,391	23,463
Retained earnings	165,741	153,527
Accumulated other comprehensive loss	(8,514)	(1,892)
Total stockholders' equity	184,618	178,098
Total liabilities and stockholders' equity	$2,171,666	$2,114,377
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$18,347	$15,854	$51,989	$46,865
Investment securities:
Taxable	2,296	1,489	5,995	3,755
Tax-exempt	1,199	1,081	3,867	2,674
Federal funds sold	78	136	336	223
Total interest income	21,920	18,560	62,187	53,517
Interest expense:
Deposits	4,768	2,108	11,578	5,084
Federal funds purchased	61	13	140	82
Subordinated notes	287	232	819	667
Federal Home Loan Bank advances	930	972	2,669	2,837
Long-term debt	187	204	579	334
Total interest expense	6,233	3,529	15,785	9,004
Net interest income	15,687	15,031	46,402	44,513
Provision for loan losses	(400)	—	(250)	—
Net interest income after provision for loan losses	16,087	15,031	46,652	44,513
Noninterest income:
Service charges on deposit accounts	649	715	1,925	1,946
Debit card usage fees	422	435	1,254	1,333
Trust services	445	436	1,465	1,264
Increase in cash value of bank-owned life insurance	158	167	468	484
Gain from bank-owned life insurance	—	—	—	307
Realized investment securities gains (losses), net	(78)	197	(103)	423
Other income	518	314	1,041	983
Total noninterest income	2,114	2,264	6,050	6,740
Noninterest expense:
Salaries and employee benefits	4,774	4,430	14,062	13,216
Occupancy	1,250	1,087	3,731	3,315
Data processing	670	635	2,020	2,031
FDIC insurance	172	151	499	514
Professional fees	196	184	608	725
Director fees	248	240	758	697
Write-down of premises	—	—	333	—
Other expenses	1,251	1,293	3,795	3,737
Total noninterest expense	8,561	8,020	25,806	24,235
Income before income taxes	9,640	9,275	26,896	27,018
Income taxes	2,507	2,870	5,615	8,142
Net income	$7,133	$6,405	$21,281	$18,876

Basic earnings per common share	$0.44	$0.40	$1.31	$1.17
Diluted earnings per common share	$0.43	$0.39	$1.30	$1.16
Cash dividends declared per common share	$0.20	$0.18	$0.58	$0.53
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$7,133	$6,405	$21,281	$18,876
Other comprehensive income (loss) :
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(4,182)	(1,316)	(12,373)	2,509
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	—	363	—
Plus: reclassification adjustment for net (gains) losses realized in net income	78	(197)	103	(423)
Less: other reclassification adjustment	—	(34)	(36)	(234)
Income tax benefit (expense)	1,026	588	2,988	(704)
Other comprehensive income (loss) on investment securities	(3,078)	(959)	(8,955)	1,148
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	964	(29)	3,512	(376)
Plus: reclassification adjustment for net (gain) loss on derivatives realized in net income	(10)	70	25	239
Plus: reclassification adjustment for amortization of derivative termination costs	24	28	71	82
Income tax benefit (expense)	(246)	(26)	(905)	21
Other comprehensive income (loss) on derivatives	732	43	2,703	(34)
Total other comprehensive income (loss)	(2,346)	(916)	(6,252)	1,114
Comprehensive income	$4,787	$5,489	$15,029	$19,990

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2018	$—	16,295,494	$3,000	$23,653	$161,867	$(6,168)	$182,352
Net income	—	—	—	—	7,133	—	7,133
Other comprehensive loss, net of tax	—	—	—	—	—	(2,346)	(2,346)
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,259)	—	(3,259)
Stock-based compensation costs	—	—	—	738	—	—	738
Balance, September 30, 2018	$—	16,295,494	$3,000	$24,391	$165,741	$(8,514)	$184,618

	Three Months Ended September 30, 2017
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2017	$—	16,211,161	$3,000	$22,132	$148,766	$988	$174,886
Net income	—	—	—	—	6,405	—	6,405
Other comprehensive loss, net of tax	—	—	—	—	—	(916)	(916)
Cash dividends declared, $0.18 per common share	—	—	—	—	(2,919)	—	(2,919)
Stock-based compensation costs	—	—	—	709	—	—	709
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	4,511	—	(78)	—	—	(78)
Balance, September 30, 2017	$—	16,215,672	$3,000	$22,763	$152,252	$72	$178,087

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	21,281	—	21,281
Other comprehensive loss, net of tax	—	—	—	—	—	(6,252)	(6,252)
Cash dividends declared, $0.58 per common share	—	—	—	—	(9,437)	—	(9,437)
Stock-based compensation costs	—	—	—	2,004	—	—	2,004
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, September 30, 2018	$—	16,295,494	$3,000	$24,391	$165,741	$(8,514)	$184,618

	Nine Months Ended September 30, 2017
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	18,876	—	18,876
Other comprehensive income, net of tax	—	—	—	—	—	1,114	1,114
Cash dividends declared, $0.53 per common share	—	—	—	—	(8,580)	—	(8,580)
Stock-based compensation costs	—	—	—	1,932	—	—	1,932
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	77,673	—	(631)	—	—	(631)
Balance, September 30, 2017	$—	16,215,672	$3,000	$22,763	$152,252	$72	$178,087

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$21,281	$18,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(250)	—
Net amortization and accretion	3,715	2,921
Investment securities (gains) losses, net	103	(423)
Stock-based compensation	2,004	1,932
Increase in cash value of bank-owned life insurance	(468)	(484)
Gain from bank-owned life insurance	—	(307)
Depreciation	1,053	1,007
Write-down of premises	333	—
Deferred income taxes	(173)	413
Change in assets and liabilities:
Increase in accrued interest receivable	(438)	(1,315)
Increase in other assets	(1,095)	(125)
Increase (decrease) in accrued expenses and other liabilities	881	(516)
Net cash provided by operating activities	26,946	21,979
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	66,140	74,224
Proceeds from maturities and calls of investment securities	34,883	38,529
Purchases of securities available for sale	(96,170)	(267,133)
Purchases of Federal Home Loan Bank stock	(10,634)	(16,794)
Proceeds from redemption of Federal Home Loan Bank stock	9,747	15,309
Net increase in loans	(89,824)	(56,789)
Purchases of premises and equipment	(86)	(866)
Proceeds of principal and earnings from bank-owned life insurance	—	451
Net cash used in investing activities	(85,944)	(213,069)
Cash Flows from Financing Activities:
Net increase in deposits	28,479	104,661
Net increase in federal funds purchased	25,700	39,235
Proceeds from long-term debt	—	22,000
Principal payments on long-term debt	(5,335)	(2,934)
Common stock dividends paid	(9,437)	(8,580)
Restricted stock units withheld for payroll taxes	(1,076)	(631)
Net cash provided by financing activities	38,331	153,751
Net decrease in cash and cash equivalents	(20,667)	(37,339)
Cash and Cash Equivalents:
Beginning	47,949	76,836
Ending	$27,282	$39,497

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$15,471	$8,667
Income taxes	4,822	6,410

Supplemental Disclosure of Noncash Investing Activities:
Transfer of investment securities held to maturity to available for sale	$45,527	$—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2018 and December 31, 2017, net income, comprehensive income and changes in stockholders' equity for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. The Company currently leases its main location and space for six other branch offices and operational departments under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the update. The amount of assets and liabilities added to the balance sheet are estimated to be approximately $10,000, which will not have a material impact on the Company's consolidated financial statements. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases. This update provides for an adoption option that will not require earlier periods to be restated at the adoption date.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update make targeted changes to the existing hedge accounting model to better align the accounting rules with a company’s risk management activities, and to simplify the application of the hedge accounting model. The update expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, and simplifies the way assessments of hedge ineffectiveness may be performed. The update also permits a one-time reclassification of prepayable debt securities from held to maturity classification to available for sale. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted, including in an interim period. The amendments' presentation and disclosure guidance is required on a prospective basis. The Company adopted the guidance effective January 1, 2018. The requirements of this update related to the Company's hedging activities did not have any impact on the Company's consolidated financial statements. Upon adoption, the Company elected to transfer all its held to maturity securities portfolio to available for sale. The transferred securities had an amortized cost basis of $45,527 and a fair value of $45,890. Upon transfer, the Company recorded an adjustment of $273 to accumulated other comprehensive income (loss), net of deferred income taxes, for the unrealized gains and losses related to the transferred securities.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of Public Law 115-97, commonly known as the Tax Cut and Jobs Act (Tax Act), which reduced the federal corporate income tax rate and became effective in 2018. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company adopted the amendment effective January 1, 2018, using the beginning of period method. The reclassified amount was $370.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$7,133	$6,405	$21,281	$18,876

Weighted average common shares outstanding	16,295	16,213	16,268	16,186
Weighted average effect of restricted stock units outstanding	106	118	132	127
Diluted weighted average common shares outstanding	16,401	16,331	16,400	16,313

Basic earnings per common share	$0.44	$0.40	$1.31	$1.17
Diluted earnings per common share	$0.43	$0.39	$1.30	$1.16
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	137	24	92	14

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$161,888	$40	$(6,154)	$155,774
Collateralized mortgage obligations (1)	168,296	—	(5,651)	162,645
Mortgage-backed securities (1)	62,225	—	(1,737)	60,488
Asset-backed securities (2)	39,465	—	(694)	38,771
Trust preferred security	2,148	—	(148)	2,000
Corporate notes	51,866	21	(1,234)	50,653
	$485,888	$61	$(15,618)	$470,331

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$146,331	$928	$(946)	$146,313
Collateralized mortgage obligations (1)	162,631	28	(2,727)	159,932
Mortgage-backed securities (1)	60,956	20	(547)	60,429
Asset-backed securities (2)	45,539	8	(352)	45,195
Trust preferred security	2,134	—	(128)	2,006
Corporate notes	30,278	331	(265)	30,344
	$447,869	$1,315	$(4,965)	$444,219

Securities held to maturity:
State and political subdivisions	$45,527	$460	$(97)	$45,890

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

Investment securities with an amortized cost of approximately $129,578 and $120,338 as of September 30, 2018 and December 31, 2017, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2018, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2018
	Amortized Cost	Fair Value
Due in one year or less	$115	$115
Due after one year through five years	3,616	3,562
Due after five years through ten years	83,586	81,587
Due after ten years	128,585	123,163
	215,902	208,427
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	269,986	261,904
	$485,888	$470,331
The details of the sales of investment securities available for sale for the three and nine months ended September 30, 2018 and 2017 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$56,924	$21,204	$66,140	$74,224
Gross gains on sales	64	197	98	527
Gross losses on sales	142	—	201	104

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$102,773	$(3,594)	$48,632	$(2,560)	$151,405	$(6,154)
Collateralized mortgage obligations	52,539	(428)	110,106	(5,223)	162,645	(5,651)
Mortgage-backed securities	33,041	(869)	26,759	(868)	59,800	(1,737)
Asset-backed securities	21,040	(204)	17,731	(490)	38,771	(694)
Trust preferred security	—	—	2,000	(148)	2,000	(148)
Corporate notes	30,192	(390)	14,155	(844)	44,347	(1,234)
	$239,585	$(5,485)	$219,383	$(10,133)	$458,968	$(15,618)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$86,750	$(946)	$—	$—	$86,750	$(946)
Collateralized mortgage obligations	107,526	(1,583)	46,396	(1,144)	153,922	(2,727)
Mortgage-backed securities	53,974	(547)	—	—	53,974	(547)
Asset-backed securities	38,652	(352)	—	—	38,652	(352)
Trust preferred security	—	—	2,006	(128)	2,006	(128)
Corporate notes	14,735	(265)	—	—	14,735	(265)
	$301,637	$(3,693)	$48,402	$(1,272)	$350,039	$(4,965)

Securities held to maturity:
State and political subdivisions	$12,611	$(70)	$1,740	$(27)	$14,351	$(97)
As of September 30, 2018, the available for sale securities with unrealized losses included 208 state and political subdivision securities, 45 collateralized mortgage obligation securities, 18 mortgage-backed securities, seven asset-backed securities, one trust preferred security and 19 corporate notes. The Company believed the unrealized losses on securities available for sale as of September 30, 2018 were due to market conditions rather than reduced estimated cash flows. At this time, the Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of September 30, 2018.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commercial	$316,467	$347,482
Real estate:
Construction, land and land development	204,891	207,451
1-4 family residential first mortgages	49,411	51,044
Home equity	14,103	13,811
Commercial	1,011,809	886,114
Consumer and other	6,293	6,363
	1,602,974	1,512,265
Net unamortized fees and costs	(2,157)	(1,765)
	$1,600,817	$1,510,500
Real estate loans of approximately $800,000 and $810,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2018 and December 31, 2017, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $687 and $220 as of September 30, 2018 and December 31, 2017, respectively, and were included in the nonaccrual category. There was one loan modification considered to be TDR, with a pre- and post-modification recorded investment of $560, that occurred during the nine months ended September 30, 2018. There were no loan modifications considered to be TDR that occurred during the three months ended September 30, 2018 or during the three and nine months ended September 30, 2017.

One TDR loan that was modified within the twelve months preceding September 30, 2018, with a recorded investment of $552, has subsequently had a payment default. No TDR loans that were modified within the twelve months preceding September 30, 2017 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$930	$930	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	110	110	—	91	91	—
Home equity	—	—	—	172	172	—
Commercial	687	687	—	220	220	—
Consumer and other	—	—	—	—	—	—
	1,727	1,727	—	483	483	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	14	14	14	21	21	21
Commercial	105	105	105	118	118	118
Consumer and other	—	—	—	—	—	—
	119	119	119	139	139	139
Total:
Commercial	930	930	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	110	110	—	91	91	—
Home equity	14	14	14	193	193	21
Commercial	792	792	105	338	338	118
Consumer and other	—	—	—	—	—	—
	$1,846	$1,846	$119	$622	$622	$139

The balance of impaired loans at September 30, 2018 and December 31, 2017 was composed of six and five different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$950	$—	$—	$—	$661	$—	$24	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	113	—	97	—	115	—	101	—
Home equity	129	6	29	—	155	6	33	—
Commercial	707	—	262	—	581	—	291	—
Consumer and other	—	—	—	—	—	—	—	—
	1,899	6	388	—	1,512	6	449	—
With an allowance recorded:
Commercial	—	—	62	—	—	—	78	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	15	—	157	—	17	—	223	—
Commercial	107	—	125	—	112	—	130	—
Consumer and other	—	—	—	—	—	—	—	—
	122	—	344	—	129	—	431	—
Total:
Commercial	950	—	62	—	661	—	102	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	113	—	97	—	115	—	101	—
Home equity	144	6	186	—	172	6	256	—
Commercial	814	—	387	—	693	—	421	—
Consumer and other	—	—	—	—	—	—	—	—
	$2,021	$6	$732	$—	$1,641	$6	$880	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$75	$—	$—	$75	$315,462	$930	$316,467
Real estate:
Construction, land and
land development	—	—	—	—	204,891	—	204,891
1-4 family residential
first mortgages	174	—	—	174	49,127	110	49,411
Home equity	30	—	—	30	14,059	14	14,103
Commercial	—	—	—	—	1,011,017	792	1,011,809
Consumer and other	—	—	—	—	6,293	—	6,293
Total	$279	$—	$—	$279	$1,600,849	$1,846	$1,602,974

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$40	$20	$—	$60	$347,422	$—	$347,482
Real estate:
Construction, land and
land development	—	—	—	—	207,451	—	207,451
1-4 family residential
first mortgages	—	75	—	75	50,878	91	51,044
Home equity	—	—	—	—	13,618	193	13,811
Commercial	—	—	—	—	885,776	338	886,114
Consumer and other	—	—	—	—	6,363	—	6,363
Total	$40	$95	$—	$135	$1,511,508	$622	$1,512,265

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$295,080	$19,379	$2,008	$—	$316,467
Real estate:
Construction, land and land development	203,461	1,430	—	—	204,891
1-4 family residential first mortgages	47,929	1,311	171	—	49,411
Home equity	13,911	78	114	—	14,103
Commercial	982,212	27,837	1,760	—	1,011,809
Consumer and other	6,265	—	28	—	6,293
Total	$1,548,858	$50,035	$4,081	$—	$1,602,974

	December 31, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,586	$901	$1,995	$—	$347,482
Real estate:
Construction, land and land development	206,719	732	—	—	207,451
1-4 family residential first mortgages	49,905	890	249	—	51,044
Home equity	13,466	54	291	—	13,811
Commercial	856,789	20,574	8,751	—	886,114
Consumer and other	6,327	36	—	—	6,363
Total	$1,477,792	$23,187	$11,286	$—	$1,512,265
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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,673	$1,911	$304	$182	$10,369	$79	$16,518
Charge-offs	—	—	—	—	—	—	—
Recoveries	539	—	7	6	2	1	555
Provision (1)	(907)	185	(23)	—	346	(1)	(400)
Ending balance	$3,305	$2,096	$288	$188	$10,717	$79	$16,673

	Three Months Ended September 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,802	$2,552	$350	$372	$9,307	$103	$16,486
Charge-offs	(3)	—	—	(176)	—	—	(179)
Recoveries	34	—	8	5	3	1	51
Provision (1)	(165)	170	(24)	16	1	2	—
Ending balance	$3,668	$2,722	$334	$217	$9,311	$106	$16,358

	Nine Months Ended September 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(1)	—	—	(209)
Recoveries	649	—	14	17	9	13	702
Provision (1)	(1,002)	(117)	(45)	(14)	938	(10)	(250)
Ending balance	$3,305	$2,096	$288	$188	$10,717	$79	$16,673

	Nine Months Ended September 30, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(196)	—	—	(176)	—	—	(372)
Recoveries	174	398	10	20	9	7	618
Provision (1)	(191)	(315)	7	(105)	605	(1)	—
Ending balance	$3,668	$2,722	$334	$217	$9,311	$106	$16,358

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$14	$105	$—	$119
Collectively evaluated for impairment	3,305	2,096	288	174	10,612	79	16,554
Total	$3,305	$2,096	$288	$188	$10,717	$79	$16,673

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$21	$118	$—	$139
Collectively evaluated for impairment	3,866	2,213	319	165	9,652	76	16,291
Total	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$930	$—	$110	$14	$792	$—	$1,846
Collectively evaluated for impairment	315,537	204,891	49,301	14,089	1,011,017	6,293	1,601,128
Total	$316,467	$204,891	$49,411	$14,103	$1,011,809	$6,293	$1,602,974

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$91	$193	$338	$—	$622
Collectively evaluated for impairment	347,482	207,451	50,953	13,618	885,776	6,363	1,511,643
Total	$347,482	$207,451	$51,044	$13,811	$886,114	$6,363	$1,512,265

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company uses interest rate swap agreements to manage the interest rate risk related to the variability in interest payments due to changes in interest rates. The Company entered into two forward-starting interest rate swap transactions to effectively convert variable rate debt instruments to fixed rate instruments. These two swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments on $50,000 of debt instruments. In January 2018, the Company entered into an interest rate swap agreement that effectively converts certain customer deposits with variable rates based on the federal funds upper target rate to fixed rate instruments. This swap transaction has a notional amount of $60,000 with a forward-starting date in December 2018 and is designated as a cash flow hedge of the risk of changes in total cash flows paid on certain customer deposits. The Company is exposed to credit risk in the event of nonperformance by counterparties to the interest rate swaps, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2018 and December 31, 2017, the Company pledged $0 and $210, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $4,440 and $980 at September 30, 2018 and December 31, 2017, respectively. The Company estimates there will be approximately $43 of cash receipts and reclassification from accumulated other comprehensive income to interest expense through the 12 months ending September 30, 2019. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020. Approximately $95 of termination fees will be reclassified to interest expense through the 12 months ended September 30, 2019.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2018 and December 31, 2017.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2018
Interest rate swap	$30,000	$414	Other Assets	2.66%	2.52%	9/21/2020
Interest rate swap(1)	20,000	1,851	Other Assets	5.45%	4.81%	9/30/2026
Interest rate swap(2)	60,000	2,082	Other Assets	—	2.31%	12/31/2025
December 31, 2017
Interest rate swap	$30,000	$(86)	Other Liabilities	1.95%	2.52%	9/21/2020
Interest rate swap(1)	20,000	895	Other Assets	—	4.81%	9/30/2026

(1)	This swap is a forward-starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments are required related to this swap until December 30, 2018.

(2)	This swap is a forward-starting swap with a weighted average pay rate of 2.31 percent beginning December 31, 2018. No interest payments are required related to this swap until January 31, 2019.

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2018 and 2017.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Loss
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Category	2018	2017
Interest rate swaps	$3,512	(376)	Interest Expense	$(96)	(321)

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

Net deferred tax assets consisted of the following as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$4,168	$4,108
Net unrealized losses on securities available for sale	3,890	902
Intangibles	—	101
Accrued expenses	305	176
Restricted stock compensation	519	544
State net operating loss carryforward	1,496	1,379
Other	72	86
	10,450	7,296
Deferred tax liabilities:
Net deferred loan fees and costs	182	193
Net unrealized gains on interest rate swaps	1,044	139
Premises and equipment	690	792
Other	137	148
	2,053	1,272
Net deferred tax assets before valuation allowance	8,397	6,024
Valuation allowance	(1,496)	(1,379)
Net deferred tax assets	$6,901	$4,645
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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2018 and 2017.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(9,281)	2,634	(6,647)
Amounts reclassified from accumulated other comprehensive income	53	69	122
Net current period other comprehensive income (loss)	(8,955)	2,703	(6,252)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, September 30, 2018	$(11,667)	$3,153	$(8,514)

Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive income (loss) before reclassifications	1,556	(233)	1,323
Amounts reclassified from accumulated other comprehensive income	(408)	199	(209)
Net current period other comprehensive income (loss)	1,148	(34)	1,114
Balance, September 30, 2017	$(24)	$96	$72
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commitments to extend credit	$591,283	$617,949
Standby letters of credit	6,035	5,996
	$597,318	$623,945
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. At September 30, 2018, the liability represented by the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments was approximately $16. The outstanding balance of mortgage loans sold under the MPF Program was $82,139 and $94,292 at September 30, 2018 and December 31, 2017, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $4,672 and $6,130 as of September 30, 2018 and December 31, 2017, respectively. The Company also has a commitment to invest $5,149 in a federal new market tax credit project as of September 30, 2018.

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2018.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities (Level 1). If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable (Level 2). The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. For the corporate bond portfolio, the Company has elected to use a matrix pricing model as a practical expedient to individually quoted market prices.

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent investment portfolio management firm and comparing the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, prices are further validated by management, with assistance from an independent investment portfolio management firm, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$155,774	$—	$155,774	$—
Collateralized mortgage obligations	162,645	—	162,645	—
Mortgage-backed securities	60,488	—	60,488	—
Asset-backed securities	38,771	—	38,771	—
Trust preferred security	2,000	—	2,000	—
Corporate notes	50,653	—	50,653	—
Derivative instruments, interest rate swaps	4,347	—	4,347	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$146,313	$—	$146,313	$—
Collateralized mortgage obligations	159,932	—	159,932	—
Mortgage-backed securities	60,429	—	60,429	—
Asset-backed securities	45,195	—	45,195	—
Trust preferred security	2,006	—	2,006	—
Corporate notes	30,344	—	30,344	—
Derivative instrument, interest rate swap	895	—	895	—

Financial liabilities:
Derivative instrument, interest rate swap	$86	$—	$86	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both September 30, 2018 and December 31, 2017, impaired loans for which a fair value adjustment was recorded were recorded at a net value of $0.  Impaired loans are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2018 and December 31, 2017.

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$26,406	$26,406	$34,952	$34,952
Federal funds sold	Level 1	876	876	12,997	12,997
Investment securities available for sale	See previous table	470,331	470,331	444,219	444,219
Investment securities held to maturity	Level 2	—	—	45,527	45,890
Federal Home Loan Bank stock	Level 1	10,061	10,061	9,174	9,174
Loans, net	Level 2	1,584,144	1,553,283	1,494,070	1,490,166
Accrued interest receivable	Level 1	7,782	7,782	7,344	7,344
Interest rate swaps	Level 2	4,347	4,347	895	895
Financial liabilities:
Deposits	Level 2	$1,839,292	$1,838,548	$1,810,813	$1,810,924
Federal funds purchased	Level 1	26,245	26,245	545	545
Subordinated notes, net	Level 2	20,422	16,277	20,412	15,357
Federal Home Loan Bank advances, net	Level 2	77,501	77,501	76,382	76,382
Long-term debt	Level 2	17,582	17,537	22,917	22,860
Accrued interest payable	Level 1	1,050	1,050	736	736
Interest rate swap	Level 2	—	—	86	86
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,687	$15,031	$46,402	$44,513
Tax-equivalent adjustment (1)	49	677	574	1,892
Net interest income on an FTE basis (non-GAAP)	$15,736	$15,708	$46,976	$46,405
Average interest-earning assets	$2,118,129	$1,882,837	$2,058,934	$1,820,997
Net interest margin on an FTE basis (non-GAAP)	2.95%	3.31%	3.05%	3.41%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$15,736	$15,708	$46,976	$46,405
Noninterest income	2,114	2,264	6,050	6,740
Adjustment for realized investment securities (gains) losses, net	78	(197)	103	(423)
Plus: losses on disposal of premises and equipment, net	14	10	14	25
Adjusted income	$17,942	$17,785	$53,143	$52,747
Noninterest expense	$8,561	$8,020	$25,806	$24,235
Adjustment for write-down of premises	—	—	(333)	—
Adjusted expense	$8,561	$8,020	$25,473	$24,235
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	47.71%	45.10%	47.93%	45.95%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's wholly owned subsidiary WB Funding Corporation (which was liquidated in March 2018). Results of operations for the three and nine months ended September 30, 2018 are compared to the results for the same periods in 2017, and the consolidated financial condition of the Company as of September 30, 2018 is compared to December 31, 2017. The Company operates in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area.

Net income for the three months ended September 30, 2018 was $7,133, or $0.43 per diluted common share, compared to $6,405, or $0.39 per diluted common share, for the three months ended September 30, 2017. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2018 were 1.28 percent and 15.40 percent, respectively, compared to 1.29 percent and 14.41 percent, respectively, for the three months ended September 30, 2017.

The increase in net income for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher net interest income, a negative provision for loan losses and a decrease in income taxes, partially offset by an increase in noninterest expense and a decrease in noninterest income. On December 22, 2017, the Tax Act was enacted, and it reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent effective for 2018 and future years. The reduction in the federal income tax rate was the primary driver of the decrease in income taxes for the three months ended September 30, 2018 compared to the same period in 2017. The benefit of the lower federal income tax rate in 2018 was partially offset by additional income tax expense of $492 recorded in the three months ended September 30, 2018 related to the correction of taxable income from January 1, 2014 through June 30, 2018. In August 2018, the Company became aware that interest income on one loan had been incorrectly treated as tax exempt and was excluded from taxable income during the period from January 1, 2014 through June 30, 2018.

Net interest income for the three months ended September 30, 2018 grew $656 compared to the three months ended September 30, 2017. The increase in net interest income was primarily due to a $113,381 increase in average investments and a $148,643 increase in average loans outstanding for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, interest expense on deposits increased $2,660 compared to the three months ended September 30, 2017, mainly due to a $256,497 increase in average interest-bearing deposit balances and increases in interest rates on various deposit products as a result of rising market rates. The Company recorded a negative provision for loan losses of $400 for the three months ended September 30, 2018 compared to no provision for loan losses for the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company recovered $508 on one previously charged-off commercial loan.

Noninterest income declined $150 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, mainly due to net realized investment securities losses in 2018 compared to net realized investment securities gains in 2017, partially offset by credit-related default guarantee fees recorded in 2018, which is included in other income. Noninterest expense grew $541 during the three months ended September 30, 2018 compared to the same time period in 2017, primarily due to an increase in salaries and benefits and occupancy costs.

Net income for the nine months ended September 30, 2018 was $21,281, or $1.30 per diluted common share, compared to $18,876, or $1.16 per diluted common share, for the nine months ended September 30, 2017. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2018 were 1.32 percent and 15.77 percent, respectively, compared to 1.32 percent and 14.69 percent, respectively, for the first nine months of 2017.

The increase in net income for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher net interest income, a negative provision for loan losses and a decrease in income taxes, partially offset by an increase in noninterest expense and lower noninterest income.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest income for the nine months ended September 30, 2018 grew $1,889, or 4.2 percent, compared to the nine months ended September 30, 2017. The increase in net interest income was primarily due to a $144,682 increase in average investments and a $94,272 increase in average loans outstanding for the first nine months of 2018 compared to the first nine months of 2017. During the nine months ended September 30, 2018, interest expense on deposits increased $6,494 compared to the nine months ended September 30, 2017, mainly due to a $265,871 increase in average interest bearing deposit balances and increases in interest rates on various deposit products as a result of rising market rates. The Company recorded a negative provision for loan losses of $250 for the nine months ended September 30, 2018 compared to no provision in the nine months ended September 30, 2017.

Noninterest income declined $690 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to a nonrecurring gain from bank-owned life insurance in 2017 and net realized investment securities losses in 2018 compared to net realized investment securities gains in 2017, partially offset by an increase in trust services income and credit-related default guarantee fees recorded in 2018, which is included in other income. Noninterest expense grew $1,571 during the nine months ended September 30, 2018 compared to the same time period in 2017, primarily due to an increase in salaries and benefits, an increase in occupancy costs and a write-down of premises in 2018. To meet the changing needs of customers and improve the efficiency of resources, the Company will consolidate the Iowa City and Coralville branches before the end of 2018. Accordingly, the Company recognized a write-down of premises of $333 during the nine months ended September 30, 2018 related to the Iowa City branch facility. Eastern Iowa customers will continue to be served by our team at the Coralville branch and through our online and mobile banking platforms.

Total loans outstanding increased $90,317, or 6.0 percent, during the first nine months of 2018. Management believes the loan pipeline is strong and that loan growth will continue in all three of our markets during the remainder of 2018. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 0.92 percent as of September 30, 2018. As of September 30, 2018, the allowance for loan losses was 1.04 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio as of that date.

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 Midwestern, publicly traded peer financial institutions. The peer group includes BankFinancial Corporation, Farmers Capital Bank Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Internet Bancorp, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc. and Waterstone Financial, Inc. Farmers Capital Bank Corporation was merged into another company in the third quarter of 2018 and therefore will drop out of our peer group going forward. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	Nine Months Ended September 30, 2018	Six months ended June 30, 2018
Return on average assets	1.32%	0.74% - 1.79%
Return on average equity	15.77%	7.00% - 12.10%
Efficiency ratio(1) (2)	47.93%	54.28% - 75.65%
Texas ratio(2)	0.92%	1.40% - 19.16%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.

At its meeting on October 24, 2018, the Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend is payable on November 21, 2018, to stockholders of record on November 7, 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2018 compared with the same periods in 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Net income	$7,133	$6,405	$728	11.37%	$21,281	$18,876	$2,405	12.74%
Average assets	2,211,263	1,969,547	241,716	12.27%	2,151,993	1,911,391	240,602	12.59%
Average stockholders' equity	183,835	176,308	7,527	4.27%	180,462	171,827	8,635	5.03%

Return on average assets	1.28%	1.29%	(0.01)%		1.32%	1.32%	—%
Return on average equity	15.40%	14.41%	0.99%		15.77%	14.69%	1.08%
Net interest margin (1)	2.95%	3.31%	(0.36)%		3.05%	3.41%	(0.36)%
Efficiency ratio (1) (2)	47.71%	45.10%	2.61%		47.93%	45.95%	1.98%
Dividend payout ratio	45.69%	45.57%	0.12%		44.34%	45.46%	(1.12)%
Average equity to average assets ratio	8.31%	8.95%	(0.64)%		8.39%	8.99%	(0.60)%

					As of September 30,
					2018	2017	Change
Texas ratio (2)					0.92%	0.27%	0.65%
Equity to assets ratio					8.50%	8.77%	(0.27)%
Tangible common equity ratio					8.50%	8.77%	(0.27)%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2018	2017	Change	Change- %	2018	2017	Change	Change- %	2018	2017	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$323,648	$308,585	$15,063	4.88%	$3,938	$3,452	$486	14.08%	4.83%	4.44%	0.39%
Real estate (3)	1,244,540	1,109,041	135,499	12.22%	14,334	12,503	1,831	14.64%	4.57%	4.47%	0.10%
Consumer and other	6,570	8,489	(1,919)	(22.61)%	71	88	(17)	(19.32)%	4.29%	4.09%	0.20%
Total loans	1,574,758	1,426,115	148,643	10.42%	18,343	16,043	2,300	14.34%	4.62%	4.46%	0.16%

Investment securities:
Taxable	360,672	259,225	101,447	39.13%	2,296	1,489	807	54.20%	2.55%	2.30%	0.25%
Tax-exempt (3)	166,768	154,834	11,934	7.71%	1,252	1,569	(317)	(20.20)%	3.01%	4.05%	(1.04)%
Total investment securities	527,440	414,059	113,381	27.38%	3,548	3,058	490	16.02%	2.69%	2.95%	(0.26)%

Federal funds sold	15,931	42,663	(26,732)	(62.66)%	78	136	(58)	(42.65)%	1.96%	1.27%	0.69%
Total interest-earning assets (3)	$2,118,129	$1,882,837	$235,292	12.50%	21,969	19,237	2,732	14.20%	4.12%	4.05%	0.07%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,313,645	$1,081,227	$232,418	21.50%	4,060	1,686	2,374	140.81%	1.23%	0.62%	0.61%
Time deposits	184,028	159,949	24,079	15.05%	708	422	286	67.77%	1.53%	1.04%	0.49%
Total deposits	1,497,673	1,241,176	256,497	20.67%	4,768	2,108	2,660	126.19%	1.26%	0.67%	0.59%
Other borrowed funds	127,196	150,548	(23,352)	(15.51)%	1,465	1,421	44	3.10%	4.57%	3.75%	0.82%
Total interest-bearing
liabilities	$1,624,869	$1,391,724	$233,145	16.75%	6,233	3,529	2,704	76.62%	1.52%	1.01%	0.51%

Tax-equivalent net interest income (FTE) (4)					$15,736	$15,708	$28	0.18%
Net interest spread (FTE)									2.60%	3.04%	(0.44)%
Net interest margin (FTE) (4)									2.95%	3.31%	(0.36)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2018	2017	Change	Change- %	2018	2017	Change	Change- %	2018	2017	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$324,074	$326,090	$(2,016)	(0.62)%	$11,439	$10,556	$883	8.36%	4.72%	4.33%	0.39%
Real estate (3)	1,198,497	1,100,526	97,971	8.90%	40,483	36,692	3,791	10.33%	4.52%	4.46%	0.06%
Consumer and other	6,657	8,340	(1,683)	(20.18)%	207	251	(44)	(17.53)%	4.15%	4.02%	0.13%
Total loans	1,529,228	1,434,956	94,272	6.57%	52,129	47,499	4,630	9.75%	4.56%	4.43%	0.13%

Investment securities:
Taxable	324,279	230,060	94,219	40.95%	5,995	3,755	2,240	59.65%	2.46%	2.18%	0.28%
Tax-exempt (3)	180,271	129,808	50,463	38.88%	4,301	3,932	369	9.38%	3.18%	4.04%	(0.86)%
Total investment securities	504,550	359,868	144,682	40.20%	10,296	7,687	2,609	33.94%	2.72%	2.85%	(0.13)%

Federal funds sold	25,156	26,173	(1,017)	(3.89)%	336	223	113	50.67%	1.79%	1.14%	0.65%
Total interest-earning assets (3)	$2,058,934	$1,820,997	$237,937	13.07%	62,761	55,409	7,352	13.27%	4.08%	4.07%	0.01%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,257,925	$1,030,095	$227,830	22.12%	9,804	4,107	5,697	138.71%	1.04%	0.53%	0.51%
Time deposits	178,005	139,964	38,041	27.18%	1,774	977	797	81.58%	1.33%	0.93%	0.40%
Total deposits	1,435,930	1,170,059	265,871	22.72%	11,578	5,084	6,494	127.73%	1.08%	0.58%	0.50%
Other borrowed funds	127,170	146,583	(19,413)	(13.24)%	4,207	3,920	287	7.32%	4.42%	3.58%	0.84%
Total interest-bearing
liabilities	$1,563,100	$1,316,642	$246,458	18.72%	15,785	9,004	6,781	75.31%	1.35%	0.91%	0.44%

Net interest income (FTE) (4)					$46,976	$46,405	$571	1.23%
Net interest spread (FTE)									2.73%	3.16%	(0.43)%
Net interest margin (FTE) (4)									3.05%	3.41%	(0.36)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by a total of 75 basis points in the nine months ended September 30, 2018 and a total of 75 basis points in 2017. We expect the Board of Governors of the Federal Reserve System will increase the targeted federal funds interest rate by 25 basis points one more time in 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2018 declined 36 basis points, for each period, compared to the three and nine months ended September 30, 2017. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on deposits and an increase in the variable rates paid on other borrowed funds, partially offset by an increase in yield on loans. Also impacting the net interest margin was the decline in the federal income tax rate to 21 percent in 2018, from 35 percent in 2017, which is used in the calculation of the tax-equivalent interest income on tax-exempt loans and securities on a non-GAAP basis. The change in the federal income tax rate used in the tax-equivalent adjustment to net interest income accounted for approximately 8 and 9 basis points, respectively, of the decline in net interest margin for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and nine months ended September 30, 2018 increased $28 and $571, respectively, compared to the same time periods in 2017. The increase in net interest income for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was largely due to an increase in average outstanding loans and securities, partially offset by an increase in average deposit balances and an increase in rates on deposits and other borrowed funds. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2018, particularly if the U.S. Treasury yield curve continues to flatten.

Tax-equivalent interest income on loans increased $2,300 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, tax-equivalent interest income on loans increased $4,630 compared to the same time period in 2017. The improvement for both time periods was primarily due to the increase in average loan balances outstanding. The average yield on loans increased by 16 and 13 basis points, respectively, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, which is less than the increase in the cost of deposits due to the relatively flat yield curve. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was higher during the three and nine months ended September 30, 2018 than during the same periods in 2017 as a result of significant investment purchase activity during the second half of 2017. The purchase activity in 2017 focused on higher yielding bonds within the existing risk profile and was the result of growth in deposits and the reinvestment of proceeds from sales and principal paydowns of investment securities. In certain cases, securities were sold and the funds were reinvested in securities with higher rates while slightly extending the duration of the portfolio. The change in the federal income tax rate used in the tax-equivalent adjustment of tax-exempt securities accounted for an approximately 78 basis point reduction in the yield on tax-exempt investment securities for both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. This was partially offset by improvements of 25 and 28 basis points, respectively, in the yield on taxable investment securities for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to an increase in average balances of money market accounts. In addition, approximately $76,000 of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits for the three and nine months ended September 30, 2018 increased 61 and 51 basis points, respectively, compared to the three and nine months ended September 30, 2017. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rate. The average balance of time deposits also increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase was primarily due to the shift of demand and savings account balances to higher interest rate time deposits. Interest rates on time deposits increased 49 and 40 basis points, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The average rate paid on other borrowed funds increased 82 and 84 basis points, respectively, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The increase in the average rate paid was due to increases in rates for variable rate FHLB advances, subordinated notes and long-term debt. The average balance of other borrowed funds declined for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to the December 2017 payoff of a $25,000 FHLB advance, partially offset by a $22,000 increase in long-term debt in May 2017.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the most recent evaluation, a negative provision for loan losses of $400 was recorded for the three months ended September 30, 2018. The negative provision recorded for the nine months ended September 30, 2018 was $250. No provision was recorded for the three and nine months ended September 30, 2017. During the three months ended September 30, 2018, the Company recovered $508 on a previously charged off commercial loan.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Balance at beginning of period	$16,518	$16,486	$32	$16,430	$16,112	$318
Charge-offs	—	(179)	179	(209)	(372)	163
Recoveries	555	51	504	702	618	84
Net (charge-offs) recoveries	555	(128)	683	493	246	247
Provision for loan losses charged to operations	(400)	—	(400)	(250)	—	(250)
Balance at end of period	$16,673	$16,358	$315	$16,673	$16,358	$315

Average loans outstanding	$1,574,758	$1,426,115		$1,529,228	$1,434,956

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.14%	(0.04)%		0.04%	0.02%

Ratio of allowance for loan losses to average loans outstanding	1.06%	1.15%		1.09%	1.14%

Ratio of allowance for loan losses to total loans at end of period	1.04%	1.15%		1.04%	1.15%
In general, the growth rate of the U.S. economy has increased the past two quarters. Average monthly job growth for the first nine months of 2018 exceeded 200,000 based on preliminary estimates, while the national unemployment rate remained low at 3.7 percent as of September 30, 2018. Gross domestic product increased at an annual rate of 4.2 percent in the second quarter of 2018, the highest amount since 2015. Activity in the housing market continues at a moderate pace. Short-term interest rates are expected to continue to gradually rise. Based on the current economic indicators, the Company decided to reduce the economic factors within the allowance for loan losses evaluation by five basis points. In the first nine months of 2018, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $263 to a total of $16,554, or 1.03 percent, as of September 30, 2018 compared to $16,291, or 1.08 percent, as of December 31, 2017. Management believed the resulting allowance for loan losses as of September 30, 2018 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended September 30,
Noninterest income:	2018	2017	Change	Change %
Service charges on deposit accounts	$649	$715	$(66)	(9.23)%
Debit card usage fees	422	435	(13)	(2.99)%
Trust services	445	436	9	2.06%
Increase in cash value of bank-owned life insurance	158	167	(9)	(5.39)%
Realized investment securities gains (losses), net	(78)	197	(275)	(139.59)%
Other income:
Guarantee fees	254	—	254	N/A
All other income	264	314	(50)	(15.92)%
Total other income	518	314	204	64.97%
Total noninterest income	$2,114	$2,264	$(150)	(6.63)%

	Nine Months Ended September 30,
Noninterest income:	2018	2017	Change	Change %
Service charges on deposit accounts	$1,925	$1,946	$(21)	(1.08)%
Debit card usage fees	1,254	1,333	(79)	(5.93)%
Trust services	1,465	1,264	201	15.90%
Increase in cash value of bank-owned life insurance	468	484	(16)	(3.31)%
Gain from bank-owned life insurance	—	307	(307)	(100.00)%
Realized investment securities gains (losses), net	(103)	423	(526)	(124.35)%
Other income:
Gain on sale of other assets	—	88	(88)	(100.00)%
Guarantee fees	254	—	254	N/A
All other income	787	895	(108)	(12.07)%
Total other income	1,041	983	58	5.90%
Total noninterest income	$6,050	$6,740	$(690)	(10.24)%
The decrease in service charges on deposit accounts for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was driven primarily by the continued decline in nonsufficient funds fees. For the first nine months of 2018 compared to the same time period of 2017, the decline in nonsufficient funds fees was partially offset by an increase in service charges on retail deposit accounts resulting from the realignment and simplification of the retail checking account products in March and April 2017. During the three and nine months ended September 30, 2018, nonsufficient funds fees declined $26 and $86, respectively, and debit card usage fees declined $13 and $79, respectively, compared to the same time periods in 2017. These declines are consistent with recent trends.

Revenue from trust services was higher during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to higher amounts of one-time estate fees. A moderate increase in trust assets since December 31, 2017 also contributed to the increase in trust service fees. Gain from bank-owned life insurance was recognized for the nine months ended September 30, 2017 as the result of a single policy event. The net losses and gains on sales of investment securities during 2018 and 2017 primarily resulted from the Company's strategy to reposition certain components of the investment portfolio into higher yielding securities without significantly increasing the risk profiles and only slightly increasing durations. Sales also occurred in the three months ended September 30, 2018 for liquidity purposes.

Nonrecurring credit-related default guarantee fees were recognized in other income for the three and nine months ended September 30, 2018. Gain on sale of other assets for the nine months ended September 30, 2017 included a nonrecurring gain of $88 related to the final payment received from the 2015 sale of SmartyPig, LLC, which was previously a subsidiary of the Company.

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

	Three Months Ended September 30,
Noninterest expense:	2018	2017	Change	Change %
Salaries and employee benefits	$4,774	$4,430	$344	7.77%
Occupancy	1,250	1,087	163	15.00%
Data processing	670	635	35	5.51%
FDIC insurance expense	172	151	21	13.91%
Professional fees	196	184	12	6.52%
Director fees	248	240	8	3.33%
Other expenses:
Marketing	46	57	(11)	(19.30)%
Business development	205	191	14	7.33%
Insurance expense	92	89	3	3.37%
Charitable contributions	—	180	(180)	(100.00)%
Postage and courier	72	72	—	—%
Subscriptions	80	81	(1)	(1.23)%
Trust	102	124	(22)	(17.74)%
Consulting fees	67	60	7	11.67%
Low income housing projects amortization	130	102	28	27.45%
All other	457	337	120	35.61%
Total other	1,251	1,293	(42)	(3.25)%
Total noninterest expense	$8,561	$8,020	$541	6.75%

	Nine Months Ended September 30,
Noninterest expense:	2018	2017	Change	Change %
Salaries and employee benefits	$14,062	$13,216	$846	6.40%
Occupancy	3,731	3,315	416	12.55%
Data processing	2,020	2,031	(11)	(0.54)%
FDIC insurance	499	514	(15)	(2.92)%
Professional fees	608	725	(117)	(16.14)%
Director fees	758	697	61	8.75%
Write-down of premises	333	—	333	N/A
Other expenses:
Marketing	141	176	(35)	(19.89)%
Business development	692	609	83	13.63%
Insurance expense	269	267	2	0.75%
Charitable contributions	150	180	(30)	(16.67)%
Postage and courier	212	238	(26)	(10.92)%
Subscriptions	251	212	39	18.40%
Trust	291	339	(48)	(14.16)%
Consulting fees	192	213	(21)	(9.86)%
Low income housing projects amortization	394	322	72	22.36%
All other	1,203	1,181	22	1.86%
Total other	3,795	3,737	58	1.55%
Total noninterest expense	$25,806	$24,235	$1,571	6.48%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017, mainly as the result of increases in benefit costs, salaries and related payroll taxes, and additional payroll taxes related to the vesting of restricted stock units.

When compared with the three and nine months ended September 30, 2017, occupancy costs increased for the three and nine months ended September 30, 2018, primarily due to a periodic indexed rent adjustment in accordance with the terms of the lease for the Company's main office and an increase in property taxes.

FDIC insurance expense declined for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The FDIC assessment rate calculation includes a series of risk-based factors. As a result of the May 2017 capital injection of $40,000 into West Bank, our capital ratio component improved enough to reduce the assessment rate to the minimum base assessment level established by the FDIC. Management expects the assessment rate to remain at or near the minimum level during the remainder of 2018. FDIC insurance expense increased for the three months ended September 30, 2018 compared to the same period in 2017 due to growth in average assets.

Professional fees declined for the nine months ended September 30, 2018 compared to the same time period in 2017, primarily due to lower legal fees at West Bank and one-time costs incurred in 2017 associated with the preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan.

Director fees increased for the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017, mainly due to higher stock-based compensation costs and an increase in annual retainer fees effective April 2018.

The Company recognized a $333 write-down of premises during the nine months ended September 30, 2018 related to the Iowa City branch facility. The Company plans to consolidate the Iowa City and Coralville branches before the end of 2018.

The increase in business development expense for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was the result of additional sponsorships of community events and efforts to cultivate new and expand existing customer relationships.

Charitable contributions decreased for the three and nine months ended September 30, 2018 compared to the same time periods in 2017 due to the timing of contributions to the West Bancorporation Foundation.

All other expenses increased for the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017, mainly due to $97 of income tax penalties and interest recorded in the three months ended September 30, 2018 related to the correction of taxable income from January 1, 2014 through December 31, 2016.

Income Tax Expense

The Company recorded income tax expense of $2,507 (26.0 percent of pre-tax income) and $5,615 (20.9 percent of pre-tax income) for the three and nine months ended September 30, 2018, respectively, compared with $2,870 (30.9 percent of pre-tax income) and $8,142 (30.1 percent of pre-tax income) for the three and nine months ended September 30, 2017, respectively. The decline in the percentage of income tax expense to pre-tax income was the result of the enactment of the Tax Act on December 22, 2017. This legislation lowered the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent in 2017. The benefit of the lower tax rate in 2018 was partially offset by additional income taxes of $492 recorded in September 2018 related to the correction of taxable income from January 1, 2014 through June 30, 2018. In August 2018, the Company became aware that interest income on one loan had been incorrectly excluded from taxable income during the period from January 1, 2014 through June 30, 2018. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each respective period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, and state income taxes.

In addition, for the nine months ended September 30, 2018 and 2017, a tax benefit of $261 and $285, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rate for the first nine months of 2018 and 2017 was also impacted by year-to-date federal low income housing tax credits of approximately $375 and $308, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $2,171,666 as of September 30, 2018, an increase of 2.7 percent compared to total assets of $2,114,377 as of December 31, 2017. The most significant changes in the balance sheet were increases in loans and deposits and a decrease in investments. A summary of changes in the balance sheet components is provided below.

Investment Securities

On January 1, 2018, the Company elected to transfer all securities classified as held to maturity to available for sale. At the date of reclassification, the held to maturity securities portfolio was carried at an amortized cost of $45,527. The reclassification of securities between categories was accounted for at fair value. At the date of reclassification, the securities had a fair value of $45,890 and unrealized holding gains of $273, which were recorded net of tax in other comprehensive income (loss). The transfer enhanced liquidity and increased flexibility with regard to asset-liability management and balance sheet composition.

The balance of investment securities available for sale, subsequent to the transfer of held to maturity securities, declined by $19,415 during the nine months ended September 30, 2018. Corporate notes increased $20,309 during the nine months ended September 30, 2018. State and political subdivision securities declined by $36,429 during the nine months ended September 30, 2018. Government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities declined by a total of $3,652 during the nine months ended September 30, 2018. The net unrealized losses in the investment portfolio increased $11,907 during the nine months ended September 30, 2018. The Company believed the unrealized losses on investment securities available for sale as of September 30, 2018 were due to interest rate and market conditions rather than reduced estimated cash flows.

As of September 30, 2018, approximately 56 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $90,317 from $1,510,500 as of December 31, 2017 to $1,600,817 as of September 30, 2018. Changes in the loan portfolio during the first nine months of 2018 included an increase of $125,695 in commercial real estate loans, partially offset by a reduction of $31,015 in commercial loans. The commercial and commercial real estate loan portfolios were impacted by a $28,568 payoff when a customer was acquired by an out-of-state buyer in the first quarter of 2018. The Company continues to focus on business development efforts in all its markets. Management believes organic loan growth will occur in all three of our markets during the remainder of 2018.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.92 percent as of September 30, 2018, compared to 0.32 percent as of December 31, 2017. The increase in the Texas ratio during the nine months ended September 30, 2018 was due to the increase in nonaccrual loans related to two customers. The ratio for both dates was significantly better than the June 30, 2018 peer group average (latest data available), which was approximately 7.75 percent, according to data in the June 2018 Bank Holding Company Performance Report prepared by the Division of Supervision and Regulation of the Federal Reserve.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	September 30, 2018	December 31, 2017	Change
Nonaccrual loans	$1,846	$622	$1,224
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	1,846	622	1,224
Other real estate owned	—	—	—
Total nonperforming assets	$1,846	$622	$1,224

Nonperforming loans to total loans	0.12%	0.04%	0.08%
Nonperforming assets to total assets	0.09%	0.03%	0.06%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of September 30, 2018 and one TDR loan as of December 31, 2017 with balances of $687 and $220, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Note 4 to the financial statements.

Deposits

Deposits increased $28,479 during the first nine months of 2018, or 1.6 percent, compared to December 31, 2017.  Interest-bearing demand accounts declined $81,136, while savings accounts, which include money market accounts, increased $93,501 from December 31, 2017 to September 30, 2018. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $15,923 during the first nine months of 2018. As of September 30, 2018, a significant related party relationship maintained total deposit balances with West Bank of approximately $168,986.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $27,282 as of September 30, 2018 compared with $47,949 as of December 31, 2017.

As of September 30, 2018, West Bank had additional borrowing capacity available from the FHLB of approximately $343,000, as well as approximately $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $26,946 to liquidity for the nine months ended September 30, 2018.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2018.

The Company's total stockholders' equity increased to $184,618 at September 30, 2018 from $178,098 at December 31, 2017.  The increase was primarily the result of net income less dividends paid, and was partially offset by a decline in accumulated other comprehensive income. At September 30, 2018, the Company's tangible common equity as a percent of tangible assets was 8.50 percent compared to 8.42 percent as of December 31, 2017.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2018.
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$229,805	11.95%	$153,819	8.00%	$189,870	9.875%	N/A	N/A
West Bank	243,370	12.67%	153,628	8.00%	189,634	9.875%	$192,035	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	213,132	11.08%	115,364	6.00%	151,416	7.875%	N/A	N/A
West Bank	226,697	11.81%	115,221	6.00%	151,227	7.875%	153,628	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	193,132	10.04%	86,523	4.50%	122,574	6.375%	N/A	N/A
West Bank	226,697	11.81%	86,416	4.50%	122,422	6.375%	124,822	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	213,132	9.59%	88,922	4.00%	88,922	4.00%	N/A	N/A
West Bank	226,697	10.21%	88,851	4.00%	88,851	4.00%	111,064	5.00%

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,420	11.76%	$147,169	8.00%	$170,164	9.25%	N/A	N/A
West Bank	235,570	12.82%	147,049	8.00%	170,026	9.25%	$183,812	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	199,990	10.87%	110,377	6.00%	133,372	7.25%	N/A	N/A
West Bank	219,140	11.92%	110,287	6.00%	133,263	7.25%	147,049	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	179,990	9.78%	82,783	4.50%	105,778	5.75%	N/A	N/A
West Bank	219,140	11.92%	82,715	4.50%	105,692	5.75%	119,478	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	199,990	9.60%	83,326	4.00%	83,326	4.00%	N/A	N/A
West Bank	219,140	10.52%	83,287	4.00%	83,287	4.00%	104,109	5.00%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2018 is 1.875 percent and was 1.25 percent in 2017. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2018, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2017 was presented in the Company's Form 10-K filed with the SEC on March 1, 2018. The Company has not experienced any material changes to its interest rate risk position since December 31, 2017. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first nine months of 2018 materially changed compared to those in the year ended December 31, 2017.

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 1, 2018.

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

West Bancorporation, Inc.
(Registrant)

October 25, 2018	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 25, 2018	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 25, 2018	By:	/s/ Marie I. Roberts
Date		Marie I. Roberts
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)