Form 10-K
period 2018-12-31
WEST BANCORPORATION INC
filed 2019-02-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2018

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
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2018, was approximately $396,500,665.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 27, 2019.

16,295,494 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on February 28, 2019, is incorporated by reference into Part III hereof to the extent indicated in such Part.

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

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa.  West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2018 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

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

The Company’s financial performance goal is to be in the top quartile of our benchmarking peer group, which at the end of 2018 consisted of 15 Midwestern, publicly traded financial institutions. The Company and West Bank achieved strong results in the fiscal year ended December 31, 2018, as measured by the following four key metrics:

●	Return on average assets:	1.31%
●	Return on average equity:	15.68%
●	Efficiency ratio (1):	48.92%
●	Texas ratio:	0.93%
(1) As presented, this is a non-GAAP financial measure. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

Based on peer group analysis using data from the nine months ended September 30, 2018, which is the latest available data, the Company’s results and ratios for the fiscal year 2018 were better than those of each member of our defined peer group for each of the measures shown above, except for five peers that had a higher return on average assets. We currently believe our fiscal year 2018 results will similarly compare with the results of our peer group once comparable peer results are available for the fiscal year 2018.

2018 was a year of milestones for the Company. West Bancorporation reported record net income and total assets in 2018 and paid its highest level of dividends in the Company’s history. West Bank celebrated 125 years of building strong relationships with individuals, families and businesses who value our dedication to community banking. West Bank also celebrated five years of serving the Rochester, Minnesota market.

During 2018, the Company received a number of financial performance recognitions, including the following:

•
West Bancorporation received national recognition from investment bank and research firm Raymond James in the annual Raymond James Community Bankers Cup, which identifies America’s top performing publicly traded community banks with assets between $500 million and $10 billion. The Raymond James Community Bankers Cup recognizes the top 10% of exchange-traded community banks based on various profitability, operational efficiency, and balance sheet metrics. Raymond James ranked West Bancorporation number seven in the nation for 2017. This is the fifth consecutive year we have made this list.

•
West Bancorporation was ranked number 12 among the publicly traded banks with assets between $1 billion and $5 billion in Bank Director Magazine’s 2017 Bank Performance Scorecard. In addition to this ranking, West Bancorporation was ranked number 21 in the nation across banks of all sizes in the same Bank Performance Scorecard. The rankings were based on five measures related to profitability, capitalization and asset quality. This is the sixth consecutive year we have made this list.

The Company continued to grow in 2018, as loans outstanding at the end of 2018 totaled $1.72 billion compared to $1.51 billion at the end of 2017, an increase of 14.0 percent. Total deposits grew 4.6 percent at December 31, 2018 from the balances as of December 31, 2017. We believe the pipeline for new business is good, as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships. We are confident in our ability to cultivate quality relationships and deliver excellent service.

To meet the changing needs of customers and improve the efficiency of resources, the Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018. Accordingly, the Company recognized a write-down of premises of $333 thousand related to the Iowa City branch facility. Eastern Iowa customers will continue to be served by our team at the Coralville branch and through our online and mobile banking platforms.

One of the keys to our 2018 operating success was an improvement in net interest income as a result of an increase in the average volume of interest-earning assets. Also contributing to our higher 2018 earnings was the continued low level of nonperforming assets. As of December 31, 2018, total nonperforming assets were $1.9 million, or 0.08 percent of total assets, compared to $0.6 million, or 0.03 percent of total assets, as of December 31, 2017. The Company also benefited in 2018 from the lower federal income tax rate.

The Company declared and paid cash dividends on common stock totaling $0.78 per share in 2018 and declared a $0.20 quarterly dividend on January 23, 2019, payable on February 20, 2019 to stockholders of record on February 6, 2019. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company was strong at December 31, 2018. At December 31, 2018, the Company’s tangible common equity ratio at was 8.32 percent. As of December 31, 2018, the Company had no intangible assets or preferred stock.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the Des Moines, Coralville and Iowa City, Iowa, and Rochester, Minnesota, metropolitan areas. West Bank has eight offices in the Des Moines area, one office in Coralville and one office in Rochester. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans.  West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

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

The economies in our market areas are fairly diversified. The Des Moines, Iowa, metropolitan area has a population of approximately 635,000 and an unemployment rate of 2.3 percent. The major sources of employment in this area include financial services companies, healthcare providers and agribusiness industries along with local school districts and federal, state and local governments. Major employers include Wells Fargo & Co., Mercy Medical Center, UnityPoint Health, Hy-Vee Inc., Principal Financial Group and federal, state and local governments. The Iowa City, Iowa, metropolitan area has a population of approximately 97,000 and an unemployment rate of 2.1 percent. The major sources of employment in this area include educational institutions, healthcare providers, and local schools and governments. Major employers include the University of Iowa and University of Iowa Hospitals and Clinics. The Rochester, Minnesota, metropolitan area has a population of approximately 116,000 and an unemployment rate of 2.3 percent. The major sources of employment in this area include healthcare providers, technology and agribusiness industries, and local schools and government. Major employers include Mayo Clinic and IBM, and local schools and governments.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, many of which are subsidiaries of other bank holding companies, credit unions, mortgage companies and other financial service providers. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits, as of June 30, 2018, there were 36 banks operating within Polk County, Iowa, where seven of West Bank’s offices are located.  As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Polk County.  As of June 30, 2018, there were 16 banks within Johnson County, Iowa, which includes the Coralville office. As of the same date, West Bank ranked fourth based on total deposits of all banking offices in Johnson County.  West Bank also has one office located in Dallas County, Iowa, and as of June 30, 2018, had 2.1 percent of the deposits in Dallas County, Iowa.  For the entire state of Iowa, West Bank ranked seventh in terms of deposit size as of June 30, 2018. As previously mentioned, West Bank also has one office located in Rochester, Minnesota, and as of June 30, 2018, had 1.1 percent of the deposits in Olmsted County, Minnesota.

Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers.

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

The Company and West Bank had approximately 163 full-time equivalent employees as of December 31, 2018.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; reserve requirements; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (Regulatory Relief Act) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make our capital requirements less complex. For a discussion of capital requirements, see “The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock, and disallow certain funds from being included in capital determinations.  These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, which holding companies could issue as capital, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0 percent to 100 percent based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100 percent risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as “Basel III”, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like the Company, are considered small bank holding companies for this purpose, we have securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel IIII Rule on January 1, 2015 and its requirements were fully phased-in as of January 1, 2019.

The Basel III Rule impacts both the definitions of the various forms of capital used to calculate the ratios and how assets will be weighted for the purpose of calculating such ratios. It increased the required quantity and quality of capital and required more detailed categories of risk weights of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk-weight amounts.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7 percent for Common Equity Tier 1 Capital, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital.

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

As of December 31, 2018: (i) West Bank was not subject to a directive from the FDIC to increase its capital; and (ii) West Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the fully phased-in Basel III Rule requirements.

Prompt Corrective Action. The concept of being “well-capitalized” is part of a regulatory regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rates that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (CBLR) of between 8 and 10 percent. On November 21, 2018, the agencies proposed setting the CBLR at 9 percent of tangible equity to total assets for a qualifying bank to be well-capitalized. Under the proposal, a community banking organization would be eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9 percent. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

We are in the process of considering the CBLR proposal and will await the final regulation to determine whether we will elect the framework.

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of West Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA). We are legally obligated to act as a source of financial and managerial strength to West Bank and to commit resources to support West Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding our operations as the Federal Reserve may require.

Acquisitions and Activities/Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (CRA) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that West Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2018, we retained our election as a financial holding company, but we have not engaged in any activity and did not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. Control is conclusively presumed to exist upon the acquisition of 25 percent or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10 percent and 24.99 percent ownership.

Capital Requirements. We have been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. federal banking agencies approved its implementation effective January 1, 2015. Only qualifying small bank holding companies were excluded from compliance with the Basel III Rule by virtue of the Federal Reserve’s “Small Bank Holding Company Policy Statement”. Prior to 2018, our assets were in excess of the maximum permitted in the definition of a small bank holding company for this purpose; however, the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets they may hold to $3 billion, and the Federal Reserve issued an interim final rule, effective August 30, 2018, to bring the policy statement in line with the law. As a result, qualifying holding companies with assets of less than $3 billion are not subject to the capital requirements of the Basel III Rule and are deemed to be “well-capitalized”. However, one of the qualifications for this treatment is that the holding company not have securities registered with the SEC. We are a public reporting company and have shares registered with the SEC. As such, we do not meet the qualifications of the Small Bank Holding Company Policy Statement. For a discussion of capital requirements, see “The Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.

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

Deposit Insurance. As an FDIC-insured institution, West Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions, like West Bank, that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF have been calculated since effectiveness of the Dodd-Frank Act is based on its average consolidated total assets less its average tangible equity.  This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36 percent as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35 percent. The FDIC will provide assessment credits to insured depository institutions, like West Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15 percent and 1.35 percent. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38 percent to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (FICO) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratios (LCR) in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.

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

Safety and Soundness Standards/Risk Management. FDIC-insured institutions are expected to operate in a safe and sound manner. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of such institutions that address internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3 percent of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10 percent of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. CRA requires West Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess West Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of West Bank’s effectiveness in meeting its CRA requirements.

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

Privacy and Cybersecurity. West Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require West Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact West Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, West Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years; or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

West Bank has historically exceeded, and continues to exceed, the 300 percent guideline for commercial real estate loans. Additional monitoring processes have been implemented to manage this increased risk.

Consumer Financial Services. The historical structure of federal consumer protection regulations applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including West Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like West Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd Frank Act imposed new standards for mortgage loan originations on all lenders in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages”. The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages West Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

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

West Bank’s loan portfolio includes a significant amount of commercial real estate loans, construction and land development loans, commercial lines of credit and commercial term loans. West Bank’s typical commercial borrower is a small- or medium-sized, privately owned Iowa or Minnesota business entity. Commercial loans often have large balances, and repayment usually depends on the borrowers’ successful business operations. Commercial loans also are generally not fully repaid over the loan period and thus may require refinancing or a large payoff at maturity. If the general economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2018. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 100 percent and 453 percent, respectively, as of December 31, 2018. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

The FASB issued a new accounting standard that will be effective for the Company for the fiscal year beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing for loan losses that are probable, and may require us to increase our allowance for loan losses and to greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be difficult to predict and could have a material adverse impact on our financial condition and results of operations.

If a significant portion of any unrealized losses in our portfolio of investment securities were to become other than temporarily impaired with credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

Factors beyond our control can significantly influence the fair value of investment securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking and core deposit and loan recordkeeping systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain the confidence of our customers. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our customers, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our customers, loss of business or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Furthermore, there has been heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, retention and safeguarding of customer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could adversely affect our business, financial condition or results of operations.

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

In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses or through the hiring of teams of bankers from other financial institutions that we believe provide a strategic fit with our business, or by opening new branches or loan production offices. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our overall levels of reported net income, return on average equity and return on average assets. To the extent we hire teams of bankers from other financial institutions, our salaries and employee benefits expense will likely increase, which may have an adverse effect on our net income, without any guarantee that the new lending team will be successful in generating new business. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. The Federal Reserve has raised the target federal funds rate by 200 basis points since November 2016. If interest rates continue to increase, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may occur faster than increases in rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income. See Item 7A of this Form 10-K for a discussion of the Company’s interest rate risk management.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it intends to phase out the use of LIBOR by the end of 2021. The Company currently has variable-rate loans, securities and long-term borrowings, and interest rate swap agreements that are tied to LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Cuts and Jobs Act was signed into law in December 2017, reforming the U.S. tax code. The legislation included lowering the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. The legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth.

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, international trade wars or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to the impact these risk factors have on our operating results or financial position.

Issuing additional common or preferred stock may adversely affect the market price of our common stock, and capital may not be available when needed.

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through acquisitions. Common shares have been and will be issued through the Company’s 2012 Equity Incentive Plan and the Company’s 2017 Equity Incentive Plan as grants of restricted stock units vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, on acceptable terms.

The holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2018, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  West Bank leases its main office, including a full-service bank location that includes drive-up facilities, one automated teller machine and one interactive teller machine.  In addition to its main office, West Bank also leases bank buildings and space for six branch offices located in the Des Moines, Iowa, metropolitan area and office space for operational departments.  Three branch offices are full-service locations with drive-up facilities and an automated teller machine.  The other three branch offices are drive-up only, express locations and offer drive-up services and an automated teller machine. West Bank also owns three full-service banking locations in Coralville and Waukee, Iowa, and Rochester, Minnesota. We believe each of our facilities is adequate to meet our needs.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 180 holders of record of the Company’s common stock as of February 15, 2019, and an estimated 3,100 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $22.85 on February 15, 2019.

In the aggregate, cash dividends paid to common stockholders in 2018 and 2017 were $0.78 and $0.71 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly.  The ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company.

The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by S&P Global Market Intelligence. The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2013, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance

200
150
100
50
Index Value
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
West Bancorporation, Inc.	100.00	111.20	133.27	172.88	181.47	142.39
Nasdaq Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Midwest Bank	100.00	108.71	110.36	147.46	158.46	135.31
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	As of and for the Years Ended December 31
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating Results
Interest income	$84,793	$73,034	$64,994	$60,147	$55,301
Interest expense	22,735	12,977	7,876	5,993	6,156
Net interest income	62,058	60,057	57,118	54,154	49,145
Provision for loan losses	(250)	—	1,000	850	750
Net interest income after provision for loan losses	62,308	60,057	56,118	53,304	48,395
Noninterest income	7,752	8,648	7,982	8,203	10,296
Noninterest expense	34,992	32,267	31,148	30,068	32,002
Income before income taxes	35,068	36,438	32,952	31,439	26,689
Income taxes	6,560	13,368	9,936	9,697	6,649
Net income	$28,508	$23,070	$23,016	$21,742	$20,040

Dividends and Per Share Data
Cash dividends	$12,696	$11,499	$10,800	$9,952	$7,842
Cash dividends per common share	0.78	0.71	0.67	0.62	0.49
Basic earnings per common share	1.75	1.42	1.43	1.35	1.25
Diluted earnings per common share	1.74	1.41	1.42	1.35	1.25
Closing stock price per common share	19.09	25.15	24.70	19.75	17.02
Book value per common share	11.72	10.98	10.25	9.49	8.75
Average common shares outstanding	16,275	16,194	16,117	16,050	16,004

Year-End and Average Balances
Total assets	$2,296,568	$2,114,377	$1,854,204	$1,748,396	$1,615,566
Average assets	2,169,399	1,954,242	1,806,250	1,675,652	1,512,506
Investment securities	465,795	498,920	319,794	384,420	339,208
Loans	1,721,830	1,510,500	1,399,870	1,246,688	1,184,045
Allowance for loan losses	(16,689)	(16,430)	(16,112)	(14,967)	(13,607)
Deposits	1,894,529	1,810,813	1,546,605	1,440,729	1,270,462
Borrowings	185,343	119,711	125,410	127,175	129,916
Stockholders’ equity	191,023	178,098	165,376	152,377	140,175
Average stockholders’ equity	181,757	173,568	160,420	146,089	131,924

Performance Ratios
Average equity to average assets ratio	8.38%	8.88%	8.88%	8.72%	8.72%
Return on average assets	1.31%	1.18%	1.27%	1.30%	1.32%
Return on average equity	15.68%	13.29%	14.35%	14.88%	15.19%
Efficiency ratio (1)(2)	48.92%	45.39%	46.03%	46.30%	49.93%
Texas ratio (1)	0.93%	0.32%	0.56%	0.87%	2.71%
Net interest margin (2)	3.02%	3.37%	3.49%	3.59%	3.59%
Dividend payout ratio	44.53%	49.84%	46.92%	45.77%	39.13%
Dividend yield	4.09%	2.82%	2.71%	3.14%	2.88%
Definition of ratios:

•	Average equity to average assets ratio - average equity divided by average assets.

•	Return on average assets - net income divided by average assets.

•	Return on average equity - net income divided by average equity.

•
Efficiency ratio - noninterest expense (excluding other real estate owned expense and write-down of premises) divided by noninterest income (excluding net securities gains/losses and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.

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
(2) As presented, this is a non-GAAP financial measure. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s 2018 net income was $28,508 compared to $23,070 in 2017. Net income for 2018 was a record for the Company. Basic and diluted earnings per common share for 2018 were $1.75 and $1.74, respectively, compared to $1.42 and $1.41, respectively, in 2017. During 2018, we paid our common stockholders $12,696 ($0.78 per common share) in dividends compared to $11,499 ($0.71 per common share) in 2017. The dividend declared and paid in the first quarter of 2019 was $0.20 per common share, the same amount as paid in the fourth quarter of 2018, and is the highest quarterly dividend ever paid by the Company.

Pre-tax net income for 2018 decreased $1,370 compared to 2017, mainly due to the combination of a decrease in noninterest income and increase in noninterest expense. These were partially offset by an increase in net interest income in 2018 compared to 2017.

Income tax expense for 2017 included a one-time adjustment to net deferred tax assets as a result of the enactment of Public Law 115-97, commonly known as the Tax Cuts and Jobs Act (Tax Act). The Tax Act lowered the federal corporate income tax rate to 21 percent in 2018 from a maximum rate of 35 percent in 2017. This reduction in the federal corporate income tax rate required the Company to revalue the Company’s net deferred tax assets as of December 31, 2017, in accordance with GAAP, based upon the future lower income tax rate, and in turn caused the one-time increase in tax expense. This adjustment did not increase the amount of income taxes actually paid by the Company. The Tax Act is also the primary driver of the lower income tax expense in 2018 compared to 2017.

Our loan portfolio grew to $1,721,830 as of December 31, 2018, from $1,510,500 at the end of 2017. Deposits increased to $1,894,529 as of December 31, 2018, from $1,810,813 as of December 31, 2017. The growth in both was the result of our bankers working with existing customers to provide them with additional products and services, as well as business development efforts targeted at new customers. Our loan portfolio continues to have a high level of credit quality, as nonperforming assets remained at a historically low level. As shown in the table below, our Texas ratio remains lower than that of any financial institution in our defined peer group.

The Company has a quantitative peer analysis program in place for evaluating its results. The Company's benchmarking peer group of 15 financial institutions is selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. The group of 15 Midwestern, publicly traded, peer financial institutions against which we compared our performance for 2018 consisted of BankFinancial Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Internet Bancorporation, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc. and Waterstone Financial, Inc. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets (ROA), return on average equity (ROE), efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. When contrasted with the peer group’s metrics for the nine months ended September 30, 2018 (latest data available), the Company’s metrics for the year ended December 31, 2018 were better than those of each company in the peer group as shown in the table below, except for five peers that had a higher ROA. We expect that trend to have continued through the end of 2018.

	West Bancorporation, Inc.	Peer Group Range
	Year ended December 31, 2018	Nine months ended September 30, 2018
Return on average assets	1.31%	0.77% - 1.80%
Return on average equity	15.68%	7.22% - 11.94%
Efficiency ratio* (1)	48.92%	52.99% - 75.83%
Texas ratio*	0.93%	1.23% - 21.25%
* A lower ratio is better.

(1)	As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

Our earnings outlook is positive and we have strong capital resources. We anticipate the Company will be profitable in 2019 at a level that compares with that of our peers. The amount of our future profit is also dependent, in large part, on our ability to continue to grow the loan portfolio, the amount of loan losses we incur, fluctuations in market interest rates, and the strength of the local and national economy.

(dollars in thousands, except per share amounts)

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2018 are compared to the results for the year ended December 31, 2017, results of operations for the year ended December 31, 2017 are compared to the results for the year ended December 31, 2016, and the consolidated financial condition of the Company as of December 31, 2018 is compared to December 31, 2017.

CRITICAL ACCOUNTING POLICIES

This report is based on the Company’s audited consolidated financial statements that have been prepared in accordance with GAAP established by the FASB.  The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

	As and for the Years Ended December 31
	2018	2017	2016	2015	2014
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$62,058	$60,057	$57,118	$54,154	$49,145
Tax-equivalent adjustment (1)	661	2,677	2,623	2,604	2,205
Net interest income on an FTE basis (non-GAAP)	$62,719	$62,734	$59,741	$56,758	$51,350
Average interest-earning assets	$2,075,372	$1,863,791	$1,711,612	$1,583,059	$1,429,593
Net interest margin on an FTE basis (non-GAAP)	3.02%	3.37%	3.49%	3.59%	3.59%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$62,719	$62,734	$59,741	$56,758	$51,350
Noninterest income	7,752	8,648	7,982	8,203	10,296
Adjustment for realized investment securities (gains) losses, net	263	(326)	(66)	(47)	(223)
Adjustment for (gains) losses on disposal of premises and equipment, net	109	25	4	6	(1,069)
Adjusted income	$70,843	$71,081	$67,661	$64,920	$60,354
Noninterest expense	$34,992	$32,267	$31,148	$30,068	$32,002
Less: Other real estate owned expenses	—	—	—	(10)	(1,865)
Adjustment for write-down of premises	(333)	—	—	—	—
Adjusted expense	$34,659	$32,267	$31,148	$30,058	$30,137
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	48.92%	45.39%	46.03%	46.30%	49.93%
(1) Computed on a tax-equivalent basis using a federal income tax rate of 21 percent in 2018 and 35 percent in 2014 through 2017, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.
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

RESULTS OF OPERATIONS - 2018 COMPARED TO 2017

OVERVIEW

Key performance measures of our 2018 operations compared to 2017 included:

•	ROA was 1.31 percent compared to 1.18 percent in 2017.

•	ROE was 15.68 percent compared to 13.29 percent in 2017.

•	Efficiency ratio was 48.92 percent compared to 45.39 percent in 2017.

•	Texas ratio was 0.93 percent compared to 0.32 percent in 2017.

•	The loan portfolio grew 14.0 percent during 2018.

•	Deposits increased by 4.6 percent during 2018.

Net income for the year ended December 31, 2018, was $28,508, compared to $23,070 for the year ended December 31, 2017. Basic and diluted earnings per common share for 2018 were $1.75 and $1.74, respectively, and were $1.42 and $1.41, respectively, for 2017.

(dollars in thousands, except per share amounts)

The increase in 2018 net income compared to 2017 was primarily the result of higher net interest income, a negative provision for loan losses and a decrease in income taxes, partially offset by an increase in noninterest expense and lower noninterest income. Net interest income grew $2,001, or 3.3 percent, in 2018 compared to 2017. The increase in net interest income was primarily due to a $109,788 increase in average loans outstanding and a $103,934 increase in average investments in 2018 compared to 2017. This was partially offset by a $236,524 increase in average interest-bearing deposits and an increase in average rates paid on deposits in 2018 compared to 2017.

The Company recorded a negative provision for loan losses of $250 in 2018 compared to no provision in 2017. Noninterest income declined $896, or 10.4 percent, in 2018 compared to 2017, mainly due to a nonrecurring gain from bank-owned life insurance in 2017 and net realized investment securities gains in 2017 compared to net realized investment securities losses in 2018, partially offset by credit related default guarantee fees, included in other income, recorded in 2018 and an increase in trust services. Noninterest expense grew $2,725 in 2018, primarily due to an increase in salaries and benefits, an increase in occupancy costs, the write-down of premises in 2018 and amortization expense related to an investment in a new markets tax credit project, included in other expenses, in the fourth quarter of 2018.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2018, the Company’s efficiency ratio increased to 48.92 percent from the prior year’s ratio of 45.39 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense and write-down of premises) by the sum of tax-equivalent net interest income plus noninterest income (excluding net investment securities gains or losses and gains or losses on disposition of premises and equipment). The ratio for 2018 was significantly better than those of our identified peer group, which ranged from 52.99 percent to 75.83 percent for the nine months ended September 30, 2018 (most recent available data).

The Texas ratio, which is the ratio of nonperforming assets to tangible common equity plus the allowance for loan losses, increased to 0.93 percent as of December 31, 2018, compared to 0.32 percent as of December 31, 2017. A lower Texas ratio indicates a stronger credit quality condition. The ratio for 2018 was significantly better than those of our identified peer group, which ranged from 1.23 percent to 21.25 percent for the nine months ended September 30, 2018 (most recent available data). For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Loan Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income increased to $62,058 for 2018 from $60,057 for 2017, as the impact of the growth of interest-earning assets and increases in average yields exceeded the effect of an increase in the average balance and average rate paid on interest-bearing liabilities. The net interest margin for 2018 declined 35 basis points to 3.02 percent compared to 3.37 percent for 2017. The average yield on earning assets increased by 6 basis points, while the rate paid on interest-bearing liabilities increased by 49 basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 2.68 percent in 2018 from 3.11 percent in 2017. Management expects there to be continued pressure on the net interest margin in 2019. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $16,689 as of December 31, 2018, represented 0.97 percent of total loans and 865.6 percent of nonperforming loans at year end, compared to 1.09 percent and 2,641.5 percent, respectively, as of December 31, 2017. A negative provision for loan losses of $250 was recorded in 2018 compared to no provision in 2017. Net recoveries in 2018 included the recovery of $508 on a previously charged-off commercial loan. As a result, the net recoveries in 2018 exceeded the need for increases in the allowance for loan losses for loan growth and credit quality, therefore resulting in the negative provision. The net recoveries in 2017 were sufficient to increase the allowance for loan losses to a level deemed appropriate in relation to the 2017 loan growth and strong credit quality. Net recoveries were 0.03 percent of average loans for 2018 compared to net recoveries of 0.02 percent for 2017.

Nonperforming loans at December 31, 2018 totaled $1,928, or 0.11 percent of total loans, up from $622, or 0.04 percent of total loans, at December 31, 2017. The increase in nonperforming loans at December 31, 2018, compared to December 31, 2017, is primarily due to one borrower with commercial operating and commercial real estate loans that were put on nonaccrual status. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers’ financial difficulties. The Company held no other real estate properties as of December 31, 2018 or 2017.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2018	2017	Change	Change %
Service charges on deposit accounts	$2,541	$2,632	$(91)	(3.46)%
Debit card usage fees	1,681	1,754	(73)	(4.16)%
Trust services	1,921	1,705	216	12.67%
Increase in cash value of bank-owned life insurance	631	652	(21)	(3.22)%
Gain from bank-owned life insurance	—	307	(307)	(100.00)%
Realized investment securities gains (losses), net	(263)	326	(589)	(180.67)%
Other income:
Loan fees	87	74	13	17.57%
Letter of credit fees	76	73	3	4.11%
Credit card fees	236	250	(14)	(5.60)%
Gain on sale of other assets	—	88	(88)	(100.00)%
Discount on purchased income tax credits	22	153	(131)	(85.62)%
Guarantee fees	254	—	254	N/A
All other	566	634	(68)	(10.73)%
Total other income	1,241	1,272	(31)	(2.44)%
Total noninterest income	$7,752	$8,648	$(896)	(10.36)%
The decrease in service charges on deposit accounts for 2018 compared to 2017 was driven primarily by the continued decline in nonsufficient funds fees. Nonsufficient funds fees declined $108 in 2018 compared to 2017, consistent with the trend of the past several years. This decline was partially offset by an increase in service charges on retail deposit accounts, resulting from the realignment and simplification of the retail checking account products in March and April 2017. Revenue from trust services was higher in 2018 than in 2017 primarily due to higher amounts of one-time estate fees. Gain from bank-owned life insurance was recognized in 2017 as the result of a single policy event.

The net losses and gains on sales of investment securities during 2018 and 2017 primarily resulted from the Company’s strategy to reposition certain components of the investment portfolio into higher yielding securities without significantly increasing the risk profiles and only slightly increasing durations. Another contributing factor for these sales in 2018 was liquidity needs to support loan growth in the second half of the year.

Total revenue from discounts on purchased State of Iowa transferable income tax credits were lower in 2018 than in 2017 because the Company entered into additional agreements to purchase tax credits at a discount in the prior year that did not recur in 2018. The Company reviews opportunities to acquire transferable State of Iowa income tax credits at favorable discounts as they are presented and as they are aligned with our projected ability to utilize them.

Nonrecurring credit related default guarantee fees were recognized in other income in 2018. Gain on sale of other assets in 2017 included a nonrecurring gain related to a final payment received from the 2015 sale of WB Funding’s investment in SmartyPig, LLC.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2018	2017	Change	Change %
Salaries and employee benefits	$18,791	$17,633	$1,158	6.57%
Occupancy	4,996	4,406	590	13.39%
Data processing	2,682	2,677	5	0.19%
FDIC insurance	685	677	8	1.18%
Professional fees	840	1,075	(235)	(21.86)%
Director fees	1,014	950	64	6.74%
Write-down of premises	333	—	333	N/A
Other expenses:
Marketing	195	224	(29)	(12.95)%
Business development	824	779	45	5.78%
Insurance expense	361	355	6	1.69%
Subscriptions	341	297	44	14.81%
Trust	400	432	(32)	(7.41)%
Consulting fees	256	297	(41)	(13.80)%
Postage and courier	289	303	(14)	(4.62)%
Supplies	241	267	(26)	(9.74)%
Low income housing projects amortization	541	435	106	24.37%
New market tax credit project amortization	647	—	647	N/A
All other	1,556	1,460	96	6.58%
Total other	5,651	4,849	802	16.54%
Total noninterest expense	$34,992	$32,267	$2,725	8.45%

Salaries and employee benefits increased in 2018 compared to 2017, mainly as a result of increases in benefit costs, salaries and related payroll taxes, and additional payroll taxes related to the vesting of restricted stock units. Occupancy costs increased for 2018 compared to 2017, primarily due to a periodic indexed rent adjustment in accordance with terms of the lease for the Company’s main office, an increase in property taxes, and an increase in service contracts. Professional fees declined for 2018 compared to 2017, primarily due to lower legal fees at West Bank and one-time costs incurred in 2017 associated with the preparation and adoption of the West Bancorporation, Inc. 2017 Equity Incentive Plan. Director fees increased in 2018 from 2017 due to higher stock-based compensation costs and an increase in annual retainer fees effective April 2018.

The Company recognized a $333 write-down of premises during 2018 related to the Iowa City branch facility. To meet the changing needs of customers and improve the efficiency of resources, the Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018. The Iowa City branch facility was sold in January 2019.

The increase in low income housing projects amortization in 2018 compared to 2017 was related to the Company commitment to an additional project in the second half of 2017. The Company recognized amortization expense related to an investment in a new markets tax credit project in the fourth quarter of 2018. This amortization is expected to be a recurring expense through the seven year term of the tax credit.

(dollars in thousands, except per share amounts)

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2018 and 2017 was approximately $4,735 and $11,349, respectively, while state income tax expense was approximately $1,825 and $2,019, respectively. The effective rate of income tax expense as a percent of income before income taxes was 18.7 percent and 36.7 percent, respectively, for 2018 and 2017.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense, stock compensation and state income taxes. The effective tax rate for both 2018 and 2017 was also impacted by federal income tax credits, including low income housing tax credits, of approximately $500 and $410, respectively. In addition, a federal new markets tax credit was generated by West Bank’s 2018 investment in a qualified community development entity. The credit, which totals $6,318, is being recognized over a seven-year period beginning in 2018.

The effective income tax rate for 2017 included a one-time increase in federal income tax expense related to the enactment of the Tax Act. The reduction in the corporate tax rate from the maximum rate of 35 percent to a flat tax rate of 21 percent required the Company to reduce net deferred tax assets as of December 31, 2017 by $2,340 and in turn caused the one-time increase in tax expense in 2017.

The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards, as management believes it is likely that such carryforwards will expire without being utilized.

RESULTS OF OPERATIONS - 2017 COMPARED TO 2016

OVERVIEW

Key performance measures of our 2017 operations compared to 2016 included:

•	ROA was 1.18% percent compared to 1.27% percent in 2016.

•	ROE was 13.29% percent compared to 14.35% percent in 2016.

•	Efficiency ratio was 45.39% percent compared to 46.03% percent in 2016.

•	Texas ratio was 0.32% percent compared to 0.56% percent in 2016.

•	The loan portfolio grew 7.9 percent during 2017.

•	Deposits increased by 17.1 percent during 2017.

Net income for the year ended December 31, 2017, was $23,070, compared to $23,016 for the year ended December 31, 2016. Basic and diluted earnings per common share for 2017 were $1.42 and $1.41, respectively, and were $1.43 and $1.42, respectively, for 2016.

The improvement in 2017 net income compared to 2016 was primarily the result of an increase in interest income due to growth in average interest-earning assets, which exceeded the increase in interest expense on deposits and borrowed funds. The Company recorded no provision for loan losses in 2017 compared to $1,000 in 2016. Noninterest income increased $666, or 8.3 percent, in 2017 compared to 2016, mainly as the result of an increase in revenue from trust services, net gains on sales of investment securities and higher service charges on deposit accounts. Partially offsetting these positive changes for 2017 was a $1,119, or 3.6 percent, increase in noninterest expense. Noninterest expense grew primarily due to increases in salaries and benefits. As previously mentioned, 2017 income tax expense was impacted by a one-time increase of $2,340 due to the enactment of the Tax Act.

(dollars in thousands, except per share amounts)

For the year ended December 31, 2017, the Company’s efficiency ratio improved slightly to 45.39 percent from the prior year’s ratio of 46.03 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense and write-down of premises) by the sum of tax-equivalent net interest income plus noninterest income (excluding net investment securities gains or losses and gains or losses on disposition of premises and equipment). The ratio for both years was significantly better than the respective averages of our peer group, which were approximately 67 percent and 68 percent, respectively, according to data in the December 2017 and December 2016 Bank Holding Company Performance Reports, which are prepared by the Federal Reserve Board’s Division of Banking Supervision and Regulation.

The Texas ratio, which is the ratio of nonperforming assets to tangible common equity plus the allowance for loan losses, improved to 0.32 percent as of December 31, 2017, compared to 0.56 percent as of December 31, 2016. A lower Texas ratio indicates a stronger credit quality condition. The ratio for both years was significantly better than peer group averages, which were approximately 8 percent and 10 percent, respectively, according to data in the December 2017 and December 2016 Bank Holding Company Performance Reports.

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

Revenue from trust services was higher in 2017 than in 2016 due to the combination of a higher amount of one-time estate fees and asset growth achieved through ongoing business development efforts and strong financial markets.

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

All other expenses declined for 2017 compared to 2016, primarily due to the elimination of certain costs related to a retail deposit product and lower loan-related costs. Additionally, the first quarter of 2016 included a one-time cost associated with a bank-owned life insurance claim.

Income Taxes

Federal income tax expense for 2017 and 2016 was approximately $11,349 and $8,335, respectively, while state income tax expense was approximately $2,019 and $1,601, respectively. The effective rate of income tax expense as a percent of income before income taxes was 36.7 percent and 30.2 percent, respectively, for 2017 and 2016.

Income tax expense for 2017 included a one-time increase in federal income tax expense related to the enactment of the Tax Act. This legislation reduced the federal corporate income tax rate for 2018 and future years from the previous maximum rate of 35 percent to a flat tax rate of 21 percent. This future reduction in the corporate tax rate required the Company to reduce net deferred tax assets as of December 31, 2017 by $2,340 and in turn caused the one-time increase in tax expense in 2017. Exclusive of the one-time increase in federal income tax expense in 2017, the effective income tax rate differs from the federal statutory income tax rate primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, tax-exempt gain on bank-owned life insurance, disallowed interest expense and state income taxes.

Two other items significantly impacted the effective tax rate for 2017 compared to 2016. The first item was the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), effective January 1, 2017, which simplified the recording of income taxes related to vesting of equity compensation. Beginning in 2017, the impact of an increase in the fair value of restricted stock over the vesting period was recorded as a reduction in income tax expense rather than as additional paid-in capital. During 2017, a tax benefit of $285 was recorded as a result of this change in accounting method. By comparison, the tax benefit recorded in additional paid-in capital for 2016 was $105. The second item impacting the effective tax rate for both years was federal income tax credits, including low income housing tax credits, of approximately $410 and $405 for 2017 and 2016, respectively.

(dollars in thousands, except per share amounts)

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES; AND INTEREST DIFFERENTIAL

Average Balances and an Analysis of Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rate by category of average interest-earning assets or interest-bearing liabilities for the years indicated.  Interest income and the resulting net interest income are shown on a fully taxable basis. Interest expense includes the effect of interest rate swaps, if applicable.

	2018			2017			2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$321,395	$15,315	4.77%	$327,673	$14,279	4.36%	$354,790	$14,854	4.19%
Real estate (3)	1,225,665	55,757	4.55%	1,108,062	49,481	4.47%	972,571	43,193	4.44%
Consumer and other	6,613	282	4.26%	8,150	330	4.05%	8,795	348	3.95%
Total loans	1,553,673	71,354	4.59%	1,443,885	64,090	4.44%	1,336,156	58,395	4.37%
Investment securities:
Taxable	322,795	8,124	2.52%	248,698	5,501	2.21%	236,770	4,201	1.77%
Tax-exempt (3)	173,449	5,489	3.16%	143,612	5,789	4.03%	118,622	4,913	4.14%
Total investment securities	496,244	13,613	2.74%	392,310	11,290	2.88%	355,392	9,114	2.56%
Federal funds sold	25,455	487	1.91%	27,596	331	1.20%	20,064	108	0.54%
Total interest-earning assets (3)	2,075,372	85,454	4.12%	1,863,791	75,711	4.06%	1,711,612	67,617	3.95%
Noninterest-earning assets:
Cash and due from banks	33,934			34,477			44,875
Premises and equipment, net	22,271			23,088			18,843
Other, less allowance for
loan losses	37,822			32,886			30,920
Total noninterest-earning assets	94,027			90,451			94,638
Total assets	$2,169,399			$1,954,242			$1,806,250

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$1,266,534	14,369	1.13%	$1,067,164	6,166	0.58%	$917,774	2,610	0.28%
Time	184,386	2,695	1.46%	147,232	1,456	0.99%	110,407	781	0.71%
Total deposits	1,450,920	17,064	1.18%	1,214,396	7,622	0.63%	1,028,181	3,391	0.33%
Other borrowed funds	127,836	5,671	4.44%	146,577	5,355	3.65%	136,535	4,485	3.28%
Total interest-bearing liabilities	1,578,756	22,735	1.44%	1,360,973	12,977	0.95%	1,164,716	7,876	0.68%
Noninterest-bearing liabilities:
Demand deposits	401,778			412,078			473,380
Other liabilities	7,108			7,623			7,734
Stockholders’ equity	181,757			173,568			160,420
Total liabilities and
stockholders’ equity	$2,169,399			$1,954,242			$1,806,250

Net interest income (4)/net interest spread (3)		$62,719	2.68%		$62,734	3.11%		$59,741	3.27%
Net interest margin (3) (4)			3.02%			3.37%			3.49%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using a federal income tax rate of 21 percent in 2018 and 35 percent in 2017 and 2016 and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(4)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP financial measures. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  The Federal Reserve increased the targeted federal funds interest rate by a total of 100 basis points in 2018, compared to an increase of 75 basis points in 2017. We expect the rate of increases to slow in 2019.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2018, 2017 and 2016, the Company’s net interest margin on a tax-equivalent basis was 3.02, 3.37 and 3.49 percent, respectively.  There was a decrease of $15 in tax-equivalent net interest income in 2018 compared to 2017. This was primarily due to an increase in rates on deposits and borrowed funds, which was partially offset by an increase in the average balance of interest earning assets. Also impacting the net interest margin was the decline in the federal income tax rate to 21 percent in 2018, from 35 percent in 2017. The change in the federal income tax rate used in the tax-equivalent adjustment to net interest income accounted for approximately nine basis points of the decline in net interest margin for the year ended December 31, 2018 compared to the year ended December 31, 2017. Applying the 21 percent tax rate to the tax-equivalent adjustment reduced tax-equivalent net interest income by $1,804 for the year ended December 31, 2018, in comparison to the 35 percent tax rate.

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

	2018 Compared to 2017			2017 Compared to 2016
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(278)	$1,314	$1,036	$(1,166)	$591	$(575)
Real estate (2)	5,335	941	6,276	6,049	239	6,288
Consumer and other	(65)	17	(48)	(26)	8	(18)
Total loans (including fees)	4,992	2,272	7,264	4,857	838	5,695
Investment securities:
Taxable	1,793	830	2,623	220	1,080	1,300
Tax-exempt (2)	1,076	(1,376)	(300)	1,010	(134)	876
Total investment securities	2,869	(546)	2,323	1,230	946	2,176
Federal funds sold	(27)	183	156	52	171	223
Total interest income (2)	7,834	1,909	9,743	6,139	1,955	8,094
Interest Expense
Deposits:
Savings, interest-bearing
demand and money market	1,332	6,871	8,203	485	3,071	3,556
Time	428	811	1,239	308	367	675
Total deposits	1,760	7,682	9,442	793	3,438	4,231
Other borrowed funds	(740)	1,056	316	345	525	870
Total interest expense	1,020	8,738	9,758	1,138	3,963	5,101
Net interest income (2) (3)	$6,814	$(6,829)	$(15)	$5,001	$(2,008)	$2,993

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 21 percent in 2018 and 35 percent in 2017 and 2016 and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(3)	Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $7,264 for the year ended December 31, 2018 compared to 2017. The average balance of loans increased $109,788 in 2018 compared to 2017, as West Bank lenders in each of our markets focused on business development. The average yield on loans increased 15 basis points in 2018 compared to 2017. The increase in average yield on loans in 2018 is less than the increase in the cost of deposits due to the relatively flat yield curve. The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of investment securities in 2018 was $103,934 higher than in 2017, as a result of significant investment purchase activity during the second half of 2017. The purchase activity in 2017 focused on higher yielding bonds within the existing risk profile and was the result of growth in deposits and the reinvestment of proceeds from sales and principal paydowns of investment securities. In certain cases, securities were sold and the funds were reinvested in securities with higher rates while slightly extending the duration of the portfolio. The change in the federal income tax rate used in the tax-equivalent adjustment of tax-exempt securities accounted for an approximately 78 basis point reduction in the yield on tax-exempt investment securities for 2018 compared to 2017. This was partially offset by an improvement of 31 basis points in the yield on taxable investment securities for 2018 compared to 2017.

The average balance of interest-bearing demand, savings and money market deposits increased $199,370 in 2018 compared to 2017. The increase was primarily due to an increase in average balances of money market accounts. In addition, approximately $76,000 of noninterest-bearing accounts were reclassified to interest-bearing accounts in April 2017 as part of a retail deposit product restructuring in which we realigned and simplified the retail checking account products provided to our customers. The average rate paid on interest-bearing demand, savings and money market deposits in 2018 increased to 1.13 percent from 0.58 percent for 2017. The related increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rates. The average balance of time deposits increased $37,154 in 2018 compared to 2017. The growth was primarily due to customers responding to interest rate increases. Interest rates on time deposits increased 47 basis points in 2018 compared to 2017, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average rate paid on other borrowed funds increased 79 basis points in 2018 compared to 2017, and the average balance decreased $18,741 between the same time periods. The increase in the average rate paid was due to increases in rates for variable-rate FHLB advances, subordinated notes and long-term debt. The average balance of other borrowed funds declined from 2017 to 2018 primarily due to the December 2017 payoff of a $25,000 FHLB advance, partially offset by a $22,000 increase in long-term debt in May 2017.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated.

	As of December 31
	2018	2017	2016
Securities available for sale, at fair value:
U.S. government agencies and corporations	$—	$—	$2,593
State and political subdivisions	149,156	146,313	64,336
Collateralized mortgage obligations	157,004	159,932	101,950
Mortgage-backed securities	63,378	60,429	80,158
Asset-backed securities	31,903	45,195	—
Trust preferred security	1,900	2,006	1,250
Corporate notes	50,417	30,344	10,350
Total securities available for sale	$453,758	$444,219	$260,637

Securities held to maturity, at amortized cost:
State and political subdivisions	$—	$45,527	$48,386

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2018.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have monthly paydowns that are not reflected in the table.

Investments as of December 31, 2018	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$1,350	$31,441	$116,365	$149,156
Collateralized mortgage obligations	—	6,207	14,546	136,251	157,004
Mortgage-backed securities	—	—	22,917	40,461	63,378
Asset-backed securities	—	—	—	31,903	31,903
Trust preferred security	—	—	—	1,900	1,900
Corporate notes	—	1,987	48,430	—	50,417
Total	$—	$9,544	$117,334	$326,880	$453,758

Weighted average yield:
State and political subdivisions (1)	—%	2.43%	2.66%	3.22%
Collateralized mortgage obligations	—	2.61%	2.52%	2.55%
Mortgage-backed securities	—	—	2.58%	2.99%
Asset-backed securities	—	—	—	3.28%
Trust preferred security	—	—	—	5.75%
Corporate notes	—	4.19%	4.27%	—
Total	—%	2.91%	3.30%	2.94%

(1)
Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K.

As of December 31, 2018, the existing gross unrealized losses of $11,113 were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows. The Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. However, management may decide to sell securities with unrealized losses at a future date for liquidity purposes, to manage interest rate risk or to enhance interest income.

As of December 31, 2018, approximately 56 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. In the current interest rate environment, those securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows. All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA), and commercial mortgage pass-through securities guaranteed by the Small Business Administration (SBA). Pass-through asset-backed securities are guaranteed by the SBA and represent participating interests in pools of commercial working capital and equipment loans. The debt obligations were all within the credit ratings acceptable under West Bank’s investment policy.

The securities issued by state and political subdivisions were diversified in 27 states. As of December 31, 2018, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders’ equity.

(dollars in thousands, except per share amounts)

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company’s loan portfolio by segment as of the dates indicated.

	As of December 31
	2018	2017	2016	2015	2014
Commercial	$358,763	$347,482	$334,014	$349,051	$316,908
Real estate:
Construction, land and land development	245,810	207,451	205,610	174,602	154,490
1-4 family residential first mortgages	49,052	51,044	47,184	51,370	53,497
Home equity	14,469	13,811	18,057	21,749	24,500
Commercial	1,050,025	886,114	788,000	644,176	625,938
Consumer and other	6,211	6,363	8,355	6,801	9,318
Total loans	1,724,330	1,512,265	1,401,220	1,247,749	1,184,651
Deferred loan fees, net	(2,500)	(1,765)	(1,350)	(1,061)	(606)
Total loans, net of deferred fees	$1,721,830	$1,510,500	$1,399,870	$1,246,688	$1,184,045

As of December 31, 2018, total loans were approximately 91 percent of total deposits and 75 percent of total assets.  As of December 31, 2018, the majority of all loans were originated directly by West Bank to borrowers within West Bank’s principal market areas.

Loans outstanding at the end of 2018 increased 14.0 percent compared to the end of 2017. The growth was primarily in the commercial, construction, land and land development, and commercial real estate segments. Management believes the growth was the result of continued improvement in our local economies and the Company’s overall business development efforts in all of our operating markets. Management believes the business development efforts are strong throughout the organization, and additional growth is expected in 2019.

For a description of the loan segments, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. The interest rates charged on loans vary with the degree of risk and the amount and terms of the loan. Competitive pressures, the creditworthiness of the borrower, market interest rates, the availability of funds, and government regulations further influence the rate charged on a loan.

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

Loans Secured by Real Estate

The commercial real estate market continues to be a significant source of business for West Bank. Management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. The Company has an established lending policy which includes a number of underwriting factors to be considered in making a commercial real estate loan, including, but not limited to, location, loan-to-value ratio (LTV), cash flow, collateral and the credit history of the borrower. The lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards.

Although repayment risk exists on all loans, different factors influence repayment risk for each type of loan. The primary risks associated with commercial real estate loans are the quality of the borrower’s management and the health of the national and regional economies. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the borrower. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in underwriting because these determine the ultimate value of the property and the ability to service debt. Therefore, in most commercial real estate projects, we generally require a minimum stabilized debt service coverage ratio of 1.20 to 1.35, depending on the real estate type. Exceptions to this policy can be made for certain borrowers that exhibit other credit quality strength. Exceptions to policy are monitored by management. Our strategy with respect to the management of these types of risks is to consistently follow prudent loan policies and underwriting practices.

(dollars in thousands, except per share amounts)

The Company recognizes that a diversified loan portfolio contributes to reducing risk. The specific loan portfolio mix is subject to change based on loan demand, the business environment and various economic factors. The Company actively monitors concentrations within the loan portfolio to ensure appropriate diversification is maintained. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied commercial real estate loans. Owner occupied commercial real estate loans are generally considered to have less risk.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the Company’s loan portfolio is heavily concentrated in real estate and its real estate portfolio levels exceed these regulatory guidelines, it has established risk management policies and procedures to regularly monitor the commercial real estate portfolio.

Commercial loans secured by real estate, including construction, land and land development totaled $1,295,835 or 75 percent of total loans at December 31, 2018. This loan category included concentrations of approximately $209,022 of loans for medical-related facilities and approximately $213,475 of loans secured by multifamily residential properties.

Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2018 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31, 2018
Non-owner occupied commercial real estate	Balance	% of CRE Portfolio	Weighted Average LTV
Multifamily	$213,475	19.8%	72%
Medical	188,710	17.5%	66%
Warehouse	120,560	11.2%	73%
Hotel	123,318	11.4%	71%
Mixed use	116,857	10.8%	67%
Offices	108,294	10.0%	74%
Land for development	75,307	7.0%	65%
All other	132,928	12.3%	not available
Total	$1,079,449	100.0%

The following table summarizes non-owner occupied commercial real estate loans by property type and risk rating as of December 31, 2018. Risk ratings are defined in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	As of December 31, 2018
	Risk Rating
	Total	1-3	4	5	6	7	8
Multifamily	$213,475	$30,788	$168,202	$3,625	$10,860	$—	$—
Medical	188,710	116,803	50,676	21,231	—	—	—
Warehouse	120,560	55,111	58,756	6,593	—	—	100
Hotel	123,318	45,019	78,299	—	—	—	—
Mixed use	116,857	37,322	60,566	18,969	—	—	—
Offices	108,294	11,420	89,515	7,359	—	—	—
Land for development	75,307	8,892	56,762	9,653	—	—	—
All other	132,928	64,643	64,983	2,210	1,092	—	—
Total	$1,079,449	$369,998	$627,759	$69,640	$11,952	$—	$100

As of December 31, 2018, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2018	Within one year	After one but within five years	After five years	Total
Commercial	$127,300	$155,893	$75,570	$358,763
Real estate:
Construction, land and land development	101,978	109,317	34,515	245,810
1-4 family residential first mortgages	6,364	38,025	4,663	49,052
Home equity	5,005	9,435	29	14,469
Commercial	86,596	472,168	491,261	1,050,025
Consumer and other	1,980	4,231	—	6,211
Total loans	$329,223	$789,069	$606,038	$1,724,330

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$650,945	$375,877
Variable rates		138,124	230,161
		$789,069	$606,038
Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2018	2017	2016	2015	2014
Nonaccrual loans	$1,928	$622	$1,022	$1,381	$1,561
Loans past due 90 days and still accruing interest	—	—	—	—	—
Troubled debt restructured loans (1)	—	—	—	80	376
Total nonperforming loans	1,928	622	1,022	1,461	1,937
Other real estate owned	—	—	—	—	2,235
Total nonperforming assets	$1,928	$622	$1,022	$1,461	$4,172

Nonperforming loans to total loans	0.11%	0.04%	0.07%	0.12%	0.16%
Nonperforming assets to total assets	0.08%	0.03%	0.06%	0.08%	0.26%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Credit quality of the Company’s assets remains strong, as nonperforming assets continued to be at historically low levels during 2018. The increase in nonperforming loans at December 31, 2018, compared to December 31, 2017, is primarily due to one borrower with commercial operating and commercial real estate loans that were put on nonaccrual status. The Company’s Texas ratio, which is computed by dividing nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.93 percent as of December 31, 2018, compared to 0.32 percent as of December 31, 2017.

(dollars in thousands, except per share amounts)

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2018, 2017 and 2016, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $96, $47 and $72, respectively. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

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

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan’s collateral. The average balance of all impaired loans during 2018 was approximately $1,698.  Interest income recognized on impaired loans in 2018, 2017 and 2016 was approximately $6, $10 and $1, respectively.

As of December 31, 2018, West Bank had identified approximately $863 in loans to two commercial and commercial real estate customers as potential problem loans. None of these loans were in default at the end of the year. It is not now possible to predict the degree of problems these loans may develop. However, West Bank is closely monitoring each loan.

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2018	2017	2016	2015	2014
Balance at beginning of period	$16,430	$16,112	$14,967	$13,607	$13,791
Charge-offs:
Commercial	(208)	(199)	(125)	(408)	(836)
Real estate:
Construction, land and land development	—	—	(141)	—	—
1-4 family residential first mortgages	—	—	(93)	(23)	(131)
Home equity	(24)	(176)	—	(2)	(138)
Commercial	—	—	—	—	(112)
Consumer and other	(3)	—	(47)	(6)	—
Total charge-offs	(235)	(375)	(406)	(439)	(1,217)
Recoveries:
Commercial	673	232	218	579	116
Real estate:
Construction, land and land development	—	398	217	250	8
1-4 family residential first mortgages	18	15	59	7	45
Home equity	24	28	36	87	99
Commercial	13	13	13	12	11
Consumer and other	16	7	8	14	4
Total recoveries	744	693	551	949	283
Net (charge-offs) recoveries	509	318	145	510	(934)
Provision for loan losses charged to operations	(250)	—	1,000	850	750
Balance at end of period	$16,689	$16,430	$16,112	$14,967	$13,607
Average loans outstanding	$1,553,673	$1,443,885	$1,336,156	$1,213,429	$1,063,528
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding	0.03%	0.02%	0.01%	0.04%	(0.09)%
Ratio of allowance for loan losses to
average loans outstanding	1.07%	1.14%	1.21%	1.23%	1.28%
Ratio of allowance for loan losses to total
loans at the end of period	0.97%	1.09%	1.15%	1.20%	1.15%

(dollars in thousands, except per share amounts)

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses by loan segment as of the dates indicated.

	As of December 31
	2018		2017		2016		2015		2014
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$3,508	20.81%	$3,866	22.98%	$3,881	23.84%	$4,369	27.97%	$4,415	26.75%
Real estate:
Construction, land
and land development	2,384	14.26%	2,213	13.72%	2,639	14.67%	2,338	13.99%	2,151	13.04%
1-4 family residential
first mortgages	250	2.84%	319	3.38%	317	3.37%	508	4.12%	466	4.51%
Home equity	171	0.84%	186	0.91%	478	1.29%	481	1.74%	534	2.07%
Commercial	10,301	60.89%	9,770	58.59%	8,697	56.23%	7,254	51.63%	6,013	52.84%
Consumer and other	75	0.36%	76	0.42%	100	0.60%	17	0.55%	28	0.79%
	$16,689	100.00%	$16,430	100.00%	$16,112	100.00%	$14,967	100.00%	$13,607	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management’s assessment of economic factors that may influence potential losses in the loan portfolio. Growth in the U.S. economy has continued during 2018, although it appears to have slowed slightly in the fourth quarter of 2018. Average monthly jobs growth in the last quarter of 2018 was approximately 254,000, while the national unemployment rate increased slightly to 3.9 percent as of December 2018 and growth estimates for gross domestic product for the fourth quarter of 2018 have declined to 2.6 percent. Activity in the housing market continued at a moderate pace. Short term interest rate increases are expected to be slower in 2019 than what was experienced in 2018. The economic environments in Iowa and Minnesota continued to improve. Based on the current economic indicators, the Company decided to reduce the economic factors used in the allowance for loan losses at December 31, 2018 by five basis points compared to the economic factors used at December 31, 2017. The Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16- or 20-quarter period. Management believes that using the highest of these time periods will select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative. Loss experience factors continued to decline in 2018 in all loan segments, except for home equity loans which experienced an insignificant increase.

The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $283 to a total of $16,574, or 0.96 percent, as of December 31, 2018 compared to $16,291, or 1.08 percent, as of December 31, 2017. Based upon the quarterly evaluations, management determined a negative provision for loan losses of $250 was appropriate for the year ended December 31, 2018. The net recoveries in 2018 included the recovery of $508 on a previously charged-off commercial loan. Net recoveries in 2018 exceeded the need for increases in the allowance for loan losses related to loan growth and credit quality, therefore resulting in a negative provision. Management believes the resulting allowance for loan losses as of December 31, 2018 was adequate to absorb the losses inherent in the loan portfolio.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $1,894,529 as of December 31, 2018, which was 4.6 percent higher than the total as of December 31, 2017. The increase in deposits was due to the combination of business development efforts and normal fluctuations as corporate and municipal customers’ liquidity needs vary at any given time. West Bank continues to offer the Insured Cash Sweep interest-bearing checking and money market products, which is a reciprocal program providing FDIC insurance coverage for all participating deposits. As of December 31, 2018, a significant related party relationship maintained total deposit balances with West Bank of approximately $152,000.

The volume of time deposits grew during 2018, primarily as a result of interest rate increases. West Bank continues to offer the Certificate of Deposit Account Registry Service (CDARS) program. The CDARS program is also a reciprocal program providing FDIC insurance coverage for all participating deposits. CDARS time deposits made up approximately 45 percent of total time deposits at December 31, 2018.

Approximately 78 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed. In the event a substantial volume of time deposits is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2018.

3 months or less	$45,211
Over 3 through 6 months	55,831
Over 6 through 12 months	38,557
Over 12 months	32,179
$171,778
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$401,778	—	$412,078	—	$473,380	—
Interest-bearing demand:
Reward Me checking	51,460	0.26%	59,797	0.26%	78,219	0.29%
Insured cash sweep	69,588	0.67%	74,730	0.28%	77,489	0.27%
Other interest-bearing demand	195,964	0.23%	188,946	0.18%	95,171	0.07%
Money market:
Insured cash sweep	246,360	1.59%	181,203	0.78%	143,869	0.32%
Other money market	580,543	1.53%	463,925	0.85%	435,996	0.37%
Savings	122,619	0.42%	98,563	0.12%	87,030	0.05%
Time	184,386	1.46%	147,232	0.99%	110,407	0.71%
	$1,852,698		$1,626,474		$1,501,561
Management anticipates the average interest rates on money market and insured cash sweep demand deposits in 2019 will be higher than the average rates paid in 2018 because of multiple interest rate increases made by the Company during 2018 and the sensitivity of certain money market accounts to changes in the targeted federal funds rates. To limit the Company’s exposure to market interest rate increases, an interest rate swap is in place on $60,000 of deposit balances that effectively converts certain customer deposits with variable rates based on the federal funds upper target rate to fixed-rate instruments. This interest rate swap became effective in December 2018. Management does not expect interest rates on other interest-bearing demand, savings and time deposits in 2019 to be significantly different from the average rates paid in 2018, unless market factors would dictate a change.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount or debt issuance costs, and the weighted average effective rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2018		2017		2016
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased	$19,985	2.61%	$545	1.00%	$9,690	0.47%
Subordinated notes, net (1)	20,425	4.88%	20,412	4.81%	20,398	4.11%
FHLB advances, net (1)	137,878	3.97%	76,382	4.22%	99,886	3.56%
Long-term debt, net	27,040	2.92%	22,917	3.34%	5,126	2.48%
	$205,328	3.79%	$120,256	4.14%	$135,100	3.38%
(1) The effective interest rates include the effects of interest rate swaps and amortization of origination and discount fees.
The following tables set forth the average principal balance, net of any discount or debt issuance costs, the average effective rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased	$9,139	2.06%	$10,103	0.98%	$10,364	0.46%
Subordinated notes, net (1)	20,418	5.27%	20,405	4.42%	20,391	3.57%
FHLB advances, net (1)	78,673	4.64%	99,656	3.85%	99,114	3.60%
Long-term debt, net	19,606	3.86%	16,413	3.16%	6,666	2.17%
	$127,836	4.44%	$146,577	3.65%	$136,535	3.28%
(1) The effective interest rates include the effects of interest rate swaps and amortization of origination and discount fees.

	2018	2017	2016
Maximum amount outstanding at any
month-end during the year:
Federal funds purchased	$51,820	$48,925	$50,840
Subordinated notes, net	20,425	20,412	20,398
FHLB advances, net	137,878	101,255	99,886
Long-term debt, net	27,040	25,483	8,405
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

In October 2016, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $20,000 to effectively convert its variable-rate subordinated notes to fixed-rate debt as of the forward-starting date. The forward-starting date of this swap was September 30, 2018.

During December 2012, $80,000 of the FHLB advances were modified and converted to variable-rate advances tied to the three- month LIBOR interest rate. To limit the Company’s exposure to market interest rate increases, an interest rate swap is in place on $30,000 of the variable-rate FHLB advances. These FHLB advances have maturity dates of 2019 through 2020. In December 2018, the Company entered into two 30-day FHLB advances totaling $60,000 to fund loan growth. Subsequent to year-end, these advances were replaced with $50,000 of 90-day advances.

On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $3,000. The additional borrowing was used to make a capital injection into West Bank in 2017. Principal and interest under the term note are payable quarterly over five years. Required quarterly principal payments are $625, with the balance due at maturity. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate.

(dollars in thousands, except per share amounts)

During June 2013, the company purchased commercial lots in Coralville for a new eastern Iowa main office. A portion of the land purchase was financed with a $765, nine year variable-payment contract with a fixed interest rate of 1.25 percent.

In December 2018, West Bank’s special purpose subsidiary entered into a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of 1.00 percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of the Company’s contractual obligations by maturity period as of December 31, 2018.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$207,409	$161,204	$35,877	$10,328	$—
Federal funds purchased	19,985	19,985	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	140,000	85,000	55,000	—	—
Long-term debt	27,040	2,615	5,153	7,786	11,486
Noncancelable operating lease commitments	11,310	1,534	3,013	2,905	3,858
Total	$426,363	$270,338	$99,043	$21,019	$35,963

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed securities and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy.

As of December 31, 2018, West Bank had additional borrowing capacity available from the FHLB of approximately $289,000. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding under those unsecured federal funds lines as of December 31, 2018.  Amounts reported as federal funds purchased include overnight borrowings from FHLB. Net cash from continuing operating activities contributed $34,744, $29,357 and $30,298 to liquidity for the years ended December 31, 2018, 2017 and 2016, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2018.

(dollars in thousands, except per share amounts)

The Company’s total stockholders’ equity increased to $191,023 as of December 31, 2018 from $178,098 as of December 31, 2017. The increase was primarily the result of net income less dividends paid, partially offset by a decrease in AOCI. At December 31, 2018, tangible common equity as a percent of tangible assets was 8.32 percent compared to 8.42 percent as of December 31, 2017. As of December 31, 2018 and 2017, the Company had no intangible assets.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2018, and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under prompt corrective action provisions. Also, as of December 31, 2018, the ratios for the Company and West Bank were sufficient to meet the fully phased-in capital conservation buffer.

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

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 1998.

Des Moines, Iowa
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company and our report dated February 27, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP
Des Moines, Iowa
February 27, 2019

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2018 and 2017

(dollars in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$46,369	$34,952
Federal funds sold	1,105	12,997
Cash and cash equivalents	47,474	47,949
Investment securities available for sale, at fair value	453,758	444,219
Investment securities held to maturity, at amortized cost (fair value $45,890 at December 31, 2017)	—	45,527
Federal Home Loan Bank stock, at cost	12,037	9,174
Loans	1,721,830	1,510,500
Allowance for loan losses	(16,689)	(16,430)
Loans, net	1,705,141	1,494,070
Premises and equipment, net	21,491	23,022
Accrued interest receivable	7,631	7,344
Bank-owned life insurance	34,249	33,618
Deferred tax assets, net	6,518	4,645
Other assets	8,269	4,809
Total assets	$2,296,568	$2,114,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$400,530	$395,888
Interest-bearing demand	336,089	395,052
Savings	950,501	850,216
Time of $250 or more	55,745	16,965
Other time	151,664	152,692
Total deposits	1,894,529	1,810,813
Federal funds purchased	19,985	545
Subordinated notes, net	20,425	20,412
Federal Home Loan Bank advances, net	137,878	76,382
Long-term debt	27,040	22,917
Accrued expenses and other liabilities	5,688	5,210
Total liabilities	2,105,545	1,936,279
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,295,494 and 16,215,672 shares issued and outstanding at December 31, 2018 and 2017, respectively	3,000	3,000
Additional paid-in capital	25,128	23,463
Retained earnings	169,709	153,527
Accumulated other comprehensive loss	(6,814)	(1,892)
Total stockholders’ equity	191,023	178,098
Total liabilities and stockholders’ equity	$2,296,568	$2,114,377

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except per share data)	2018	2017	2016
Interest income:
Loans, including fees	$71,189	$63,242	$57,419
Investment securities:
Taxable	8,124	5,501	4,201
Tax-exempt	4,993	3,960	3,266
Federal funds sold	487	331	108
Total interest income	84,793	73,034	64,994
Interest expense:
Deposits	17,064	7,622	3,391
Federal funds purchased	188	99	47
Subordinated notes	1,076	901	728
Federal Home Loan Bank advances	3,650	3,836	3,565
Long-term debt	757	519	145
Total interest expense	22,735	12,977	7,876
Net interest income	62,058	60,057	57,118
Provision for loan losses	(250)	—	1,000
Net interest income after provision for loan losses	62,308	60,057	56,118
Noninterest income:
Service charges on deposit accounts	2,541	2,632	2,461
Debit card usage fees	1,681	1,754	1,825
Trust services	1,921	1,705	1,310
Increase in cash value of bank-owned life insurance	631	652	647
Gain from bank-owned life insurance	—	307	443
Realized investment securities gains (losses), net	(263)	326	66
Other income	1,241	1,272	1,230
Total noninterest income	7,752	8,648	7,982
Noninterest expense:
Salaries and employee benefits	18,791	17,633	16,731
Occupancy	4,996	4,406	4,033
Data processing	2,682	2,677	2,510
FDIC insurance	685	677	937
Professional fees	840	1,075	774
Director fees	1,014	950	888
Write-down of premises	333	—	—
Other expenses	5,651	4,849	5,275
Total noninterest expense	34,992	32,267	31,148
Income before income taxes	35,068	36,438	32,952
Income taxes	6,560	13,368	9,936
Net income	$28,508	$23,070	$23,016

Basic earnings per common share	$1.75	$1.42	$1.43
Diluted earnings per common share	$1.74	$1.41	$1.42
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)	2018	2017	2016
Net income	$28,508	$23,070	$23,016
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	(7,807)	(1,124)	(2,249)
Unrealized gains on investment securities transferred from held to maturity to available for sale	363	—	—
Plus: reclassification adjustment for net (gains) losses realized in net income	263	(326)	(66)
Less: other reclassification adjustment	(36)	(268)	(128)
Income tax benefit	1,806	653	929
Other comprehensive loss on available for sale securities	(5,411)	(1,065)	(1,514)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	1,044	(66)	882
Plus: reclassification adjustment for net gain on derivatives realized in net income	10	304	464
Plus: reclassification adjustment for amortization of derivative termination costs, realized in interest expense	95	109	109
Income tax expense	(290)	(132)	(553)
Other comprehensive income on derivatives	859	215	902
Total other comprehensive loss	(4,552)	(850)	(612)
Comprehensive income	$23,956	$22,220	$22,404

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2015	$—	16,064,435	$3,000	$20,067	$129,740	$(430)	$152,377
Net income	—	—	—	—	23,016	—	23,016
Other comprehensive loss, net of tax	—	—	—	—	—	(612)	(612)
Cash dividends declared, $0.67 per common share	—	—	—	—	(10,800)	—	(10,800)
Stock-based compensation costs	—	—	—	1,684	—	—	1,684
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	73,564	—	(394)	—	—	(394)
Excess tax benefits from vesting of restricted stock units	—	—	—	105	—	—	105
Balance, December 31, 2016	—	16,137,999	3,000	21,462	141,956	(1,042)	165,376
Net income	—	—	—	—	23,070	—	23,070
Other comprehensive loss, net of tax	—	—	—	—	—	(850)	(850)
Cash dividends declared, $0.71 per common share	—	—	—	—	(11,499)	—	(11,499)
Stock-based compensation costs	—	—	—	2,632	—	—	2,632
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	77,673	—	(631)	—	—	(631)
Balance, December 31, 2017	—	16,215,672	3,000	23,463	153,527	(1,892)	178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	28,508	—	28,508
Other comprehensive loss, net of tax	—	—	—	—	—	(4,552)	(4,552)
Cash dividends declared, $0.78 per common share	—	—	—	—	(12,696)	—	(12,696)
Stock-based compensation costs	—	—	—	2,741	—	—	2,741
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$28,508	$23,070	$23,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(250)	—	1,000
Net amortization and accretion	4,945	4,155	4,290
Investment securities (gains) losses, net	263	(326)	(66)
Stock-based compensation	2,741	2,632	1,684
Increase in cash value of bank-owned life insurance	(631)	(652)	(647)
Gain from bank-owned life insurance	—	(307)	(443)
Depreciation	1,408	1,347	1,046
Write-down of premises	333	—	—
Deferred income taxes	(359)	2,833	89
Change in assets and liabilities:
Increase in accrued interest receivable	(287)	(2,023)	(633)
(Increase) decrease in other assets	(2,490)	131	(85)
Increase (decrease) in accrued expenses and other liabilities	563	(1,503)	1,047
Net cash provided by operating activities	34,744	29,357	30,298
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	75,401	108,584	3,054
Proceeds from maturities and calls of investment securities	45,937	47,781	58,358
Purchases of investment securities available for sale	(96,170)	(341,012)	(3,500)
Purchases of Federal Home Loan Bank stock	(16,334)	(19,414)	(17,407)
Proceeds from redemption of Federal Home Loan Bank stock	13,471	21,011	19,083
Net increase in loans	(210,821)	(110,312)	(153,037)
Purchases of premises and equipment	(210)	(1,055)	(12,802)
Proceeds of principal and earnings from bank-owned life insurance	—	452	812
Net cash used in investing activities	(188,726)	(293,965)	(105,439)
Cash Flows from Financing Activities:
Net increase in deposits	83,716	264,208	105,876
Net increase (decrease) in federal funds purchased	19,440	(9,145)	(12,070)
Proceeds from long-term debt	11,486	22,000	—
Proceeds from Federal Home Loan Bank advances	60,000	—	—
Principal payments on long-term debt	(7,363)	(4,212)	(3,286)
Principal payments on Federal Home Loan Bank advances	—	(25,000)	—
Common stock dividends paid	(12,696)	(11,499)	(10,800)
Restricted stock units withheld for payroll taxes	(1,076)	(631)	(394)
Net cash provided by financing activities	153,507	235,721	79,326
Net increase (decrease) in cash and cash equivalents	(475)	(28,887)	4,185
Cash and Cash Equivalents:
Beginning	47,949	76,836	72,651
Ending	$47,474	$47,949	$76,836

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$22,154	$12,520	$7,940
Income taxes	7,312	9,300	7,870
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is a state chartered bank and has its main office in West Des Moines, Iowa, with seven additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Coralville, Iowa, and one office located in Rochester, Minnesota.  As used herein, the term “Company” refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

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

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank and West Bank’s special purpose subsidiaries (which facilitate an investment in new market tax credit activity in 2018) and WB Funding Corporation (which was liquidated in March 2018). All significant intercompany transactions and balances have been eliminated in consolidation.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities. In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

Segment information: An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision-maker. As a community-oriented financial institution, substantially all of West Bank’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community banking activities, which constitutes the Company’s only operating segment for financial reporting purposes.

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI).  OCI consists of the net change in unrealized gains and losses on the Company’s investment securities available for sale, including the noncredit-related portion of unrealized gains (losses) of other than temporarily impaired (OTTI) securities, if any, and the effective portion of the change in fair value of derivative instruments. OCI also includes the amortization of derivative termination costs and the amortization of unrealized gains on investment securities transferred from available for sale to held to maturity.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and federal funds sold to be cash and cash equivalents.  Cash inflows and outflows from loans, deposits and federal funds purchased are reported on a net basis.

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

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2018. All shares of FHLB stock are issued and redeemed at par value.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2018 and 2017, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $300,722 as of December 31, 2018, compared to assets totaling $306,974 as of December 31, 2017.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments (which consist of interest rate swaps) to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. The Company documents the strategy for entering into the transactions and the method of assessing ongoing effectiveness. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge that is effective, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. All of the Company’s cash flow hedges qualify for hedge accounting and are considered highly effective.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged. To determine fair value, the Company uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date. The Company does not use derivative instruments for trading or speculative purposes.

The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

Stock-based compensation: The Company’s current and previous equity incentive plans were approved by the stockholders as a means to attract, retain and reward selected participants. The plans are administered by the Compensation Committee of the Board of Directors. Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period, or until the participant reaches full retirement age if less than the vesting period, using the fair value of the award at the time of the grant. The restricted stock unit (RSU) participants do not have dividend rights prior to vesting, so the fair value of nonvested RSUs is equal to the fair market value of the underlying common stock at the grant date, reduced by the present value of the dividends expected to be paid on the underlying shares during the vesting period. Prior to January 1, 2017, the Company assumed no projected forfeitures on its stock-based compensation, since all RSUs were expected to vest and no forfeitures had occurred as of December 31, 2016. Upon adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) on January 1, 2017, the Company made the accounting policy election to account for forfeitures as they occur.

Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. As of December 31, 2018, no individuals had chosen to participate in the Plan.

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

Current accounting developments:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. The core principle is that a company should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public companies, this update was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. The implementation of the new standard did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment to opening retained earnings was recorded. The Company's revenue is primarily composed of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of Topic 606. Also excluded from the scope of the update is revenue from bank-owned life insurance, loan fees and letter of credit fees. Approximately 90 percent of the Company’s revenue is outside the scope of this update. Topic 606 is applicable to deposit account related fees, including general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer or overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services. Topic 606 is also applicable to trust services, which include periodic fees earned from trusts and investment management agency accounts, estate administration, custody accounts, individual retirement accounts, and other related services. Fees are charged based on standard agreements or by statute and are recognized over the period of time the Company provides the contracted services.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Upon adoption, the fair value of the Company’s loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases to provide for an adoption option that will not require earlier periods to be restated at the adoption date. The Company currently leases its main location and space for six other branch offices and operational departments under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the updates. The Company adopted this guidance effective January 1, 2019 and recorded a right-of-use asset of $9,604 and lease liability of $9,841.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not plan to early adopt this standard, but is working through implementation. The Company continues collecting and retaining historical loan and credit data and is currently evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update make targeted changes to the existing hedge accounting model to better align the accounting rules with a company’s risk management activities, and to simplify the application of the hedge accounting model. The update expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, and simplifies the way assessments of hedge ineffectiveness may be performed. The update also permits a one-time reclassification of prepayable debt securities from held to maturity classification to available for sale. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted, including in an interim period. The amendments’ presentation and disclosure guidance is required on a prospective basis. The Company adopted the guidance effective January 1, 2018. The requirements of this update related to the Company’s hedging activities did not have any impact on the Company’s consolidated financial statements. Upon adoption, the Company elected to transfer all its held to maturity securities portfolio to available for sale. The transferred securities had an amortized cost basis of $45,527and a fair value of $45,890. Upon transfer, the Company recorded an adjustment of $273 to accumulated other comprehensive income (loss), net of deferred income taxes, for the unrealized gains and losses related to the transferred securities.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until the fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2018, 2017 and 2016.

(in thousands, except per share data)	2018	2017	2016
Net income	$28,508	$23,070	$23,016

Weighted average common shares outstanding	16,275	16,194	16,117
Weighted average effect of restricted stock units outstanding	125	141	54
Diluted weighted average common shares outstanding	16,400	16,335	16,171

Basic earnings per common share	$1.75	$1.42	$1.43
Diluted earnings per common share	$1.74	$1.41	$1.42
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	103	—	102

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 3. Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of December 31, 2018 and 2017.

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$152,293	$156	$(3,293)	$149,156
Collateralized mortgage obligations (1)	161,392	—	(4,388)	157,004
Mortgage-backed securities (1)	64,813	—	(1,435)	63,378
Asset-backed securities (2)	32,076	2	(175)	31,903
Trust preferred security	2,153	—	(253)	1,900
Corporate notes	51,862	124	(1,569)	50,417
	$464,589	$282	$(11,113)	$453,758

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$146,331	$928	$(946)	$146,313
Collateralized mortgage obligations (1)	162,631	28	(2,727)	159,932
Mortgage-backed securities (1)	60,956	20	(547)	60,429
Asset-backed securities (2)	45,539	8	(352)	45,195
Trust preferred security	2,134	—	(128)	2,006
Corporate notes	30,278	331	(265)	30,344
	$447,869	$1,315	$(4,965)	$444,219

Securities held to maturity:
State and political subdivisions	$45,527	$460	$(97)	$45,890

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities and real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.

(2)	Pass-through asset-backed securities guaranteed by the SBA, representing participating interests in pools of commercial working capital and equipment loans.

Investment securities with an amortized cost of approximately $126,531 and $120,338 as of December 31, 2018 and 2017, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of December 31, 2018, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	2018
	Amortized Cost	Fair Value
Due after one year through five years	$3,371	$3,337
Due after five years through ten years	81,619	79,870
Due after ten years	121,318	118,266
	206,308	201,473
Collateralized mortgage obligations, mortgage-backed and asset-backed securities	258,281	252,285
	$464,589	$453,758
The details of the sales of investment securities for the years ended December 31, 2018, 2017 and 2016 are summarized in the following table.

	2018	2017	2016
Proceeds from sales	$75,401	$108,584	$3,054
Gross gains on sales	101	752	66
Gross losses on sales	364	426	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2018 and 2017.

	2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$21,264	$(221)	$102,853	$(3,072)	$124,117	$(3,293)
Collateralized mortgage obligations	32,230	(250)	124,775	(4,138)	157,005	(4,388)
Mortgage-backed securities	10,960	(103)	51,823	(1,332)	62,783	(1,435)
Asset-backed securities	6,668	(31)	16,486	(144)	23,154	(175)
Trust preferred security	—	—	1,900	(253)	1,900	(253)
Corporate notes	19,470	(611)	19,041	(958)	38,511	(1,569)
	$90,592	$(1,216)	$316,878	$(9,897)	$407,470	$(11,113)

	2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$86,750	$(946)	$—	$—	$86,750	$(946)
Collateralized mortgage obligations	107,526	(1,583)	46,396	(1,144)	153,922	(2,727)
Mortgage-backed securities	53,974	(547)	—	—	53,974	(547)
Asset-backed securities	38,652	(352)	—	—	38,652	(352)
Trust preferred security	—	—	2,006	(128)	2,006	(128)
Corporate notes	14,735	(265)	—	—	14,735	(265)
	$301,637	$(3,693)	$48,402	$(1,272)	$350,039	$(4,965)

Securities held to maturity:
State and political subdivisions	$12,611	$(70)	$1,740	$(27)	$14,351	$(97)
As of December 31, 2018, the available for sale investment securities with unrealized losses included 171 state and political subdivision securities, 45 collateralized mortgage obligations, 18 mortgage-backed securities, six asset-backed securities, one trust preferred security and 15 corporate notes. The Company believes the unrealized losses on investment securities available for sale as of December 31, 2018 were due to market conditions, including interest rate fluctuations, rather than reduced estimated cash flows.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI as of December 31, 2018.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2018 and 2017.

	2018	2017
Commercial	$358,763	$347,482
Real estate:
Construction, land and land development	245,810	207,451
1-4 family residential first mortgages	49,052	51,044
Home equity	14,469	13,811
Commercial	1,050,025	886,114
Consumer and other	6,211	6,363
	1,724,330	1,512,265
Net unamortized fees and costs	(2,500)	(1,765)
	$1,721,830	$1,510,500
The loan portfolio included $1,142,413 and $997,642 of fixed-rate loans and $581,917 and $514,623 of variable-rate loans as of December 31, 2018 and 2017, respectively.

Real estate loans of approximately $800,000 and $810,000 were pledged as security for FHLB advances as of December 31, 2018 and 2017, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Loan transactions with related parties were as follows for the years ended December 31, 2018 and 2017.

	2018	2017
Balance, beginning of year	$165,097	$191,697
New loans	9,387	28,975
Repayments	(21,008)	(55,575)
Balance, end of year	$153,476	$165,097

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,014	$1,014	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	106	106	—	91	91	—
Home equity	41	41	—	172	172	—
Commercial	652	652	—	220	220	—
Consumer and other	—	—	—	—	—	—
	1,813	1,813	—	483	483	—
With an allowance recorded:
Commercial	15	15	15	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	21	21	21
Commercial	100	100	100	118	118	118
Consumer and other	—	—	—	—	—	—
	115	115	115	139	139	139
Total:
Commercial	1,029	1,029	15	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	106	106	—	91	91	—
Home equity	41	41	—	193	193	21
Commercial	752	752	100	338	338	118
Consumer and other	—	—	—	—	—	—
Total impaired loans	$1,928	$1,928	$115	$622	$622	$139

The balance of impaired loans at December 31, 2018 was composed of loans to ten different borrowers, and the balance of impaired loans at December 31, 2017 was composed of loans to five different borrowers.  As of December 31, 2018, $250 of total impaired loans to four of the borrowers was also considered impaired as of December 31, 2017. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2018, 2017 and 2016.

	December 31, 2018		December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$738	$—	$19	$—	$3	$—
Real estate:
Construction, land and
land development	—	—	—	—	8	—
1-4 family residential first mortgages	113	—	99	—	212	1
Home equity	122	6	39	2	3	—
Commercial	600	—	276	—	393	—
Consumer and other	—	—	—	—	—	—
	1,573	6	433	2	619	1
With an allowance recorded:
Commercial	1	—	60	7	127	—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	15	—	177	1	263	—
Commercial	109	—	127	—	145	—
Consumer and other	—	—	—	—	—	—
	125	—	364	8	535	—
Total:
Commercial	739	—	79	7	130	—
Real estate:
Construction, land and
land development	—	—	—	—	8	—
1-4 family residential first mortgages	113	—	99	—	212	1
Home equity	137	6	216	3	266	—
Commercial	709	—	403	—	538	—
Consumer and other	—	—	—	—	—	—
Total impaired loans	$1,698	$6	$797	$10	$1,154	$1
Interest income forgone on impaired loans was $96, $47 and $72, respectively, during the years ended December 31, 2018, 2017 and 2016.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2018 and 2017.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$54	$—	$—	$54	$357,680	$1,029	$358,763
Real estate:
Construction, land and
land development	—	—	—	—	245,810	—	245,810
1-4 family residential
first mortgages	157	—	—	157	48,789	106	49,052
Home equity	—	—	—	—	14,428	41	14,469
Commercial	—	—	—	—	1,049,273	752	1,050,025
Consumer and other	—	—	—	—	6,211	—	6,211
Total	$211	$—	$—	$211	$1,722,191	$1,928	$1,724,330

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$40	$20	$—	$60	$347,422	$—	$347,482
Real estate:
Construction, land and
land development	—	—	—	—	207,451	—	207,451
1-4 family residential
first mortgages	—	75	—	75	50,878	91	51,044
Home equity	—	—	—	—	13,618	193	13,811
Commercial	—	—	—	—	885,776	338	886,114
Consumer and other	—	—	—	—	6,363	—	6,363
Total	$40	$95	$—	$135	$1,511,508	$622	$1,512,265

TDR loans totaled $652 and $220 as of December 31, 2018 and 2017, respectively, and were included in the nonaccrual category. There was one loan modification considered to be TDR that occurred during the year ended December 31, 2018 and no loan modifications considered to be TDR that occurred during the years ended December 31, 2017 and 2016. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2018, 2017 and 2016, totaled $560, $0 and $0, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

TDR loans that have been modified within the twelve months ended December 31, 2018, 2017 and 2016, which have subsequently had a payment default, totaled $544, $0 and $0, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2018 and 2017.

	December 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$336,861	$19,886	$2,016	$—	$358,763
Real estate:
Construction, land and land development	245,810	—	—	—	245,810
1-4 family residential first mortgages	47,923	963	166	—	49,052
Home equity	14,352	46	71	—	14,469
Commercial	1,019,256	29,063	1,706	—	1,050,025
Consumer and other	6,186	—	25	—	6,211
Total	$1,670,388	$49,958	$3,984	$—	$1,724,330

	December 31, 2017
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$344,586	$901	$1,995	$—	$347,482
Real estate:
Construction, land and land development	206,719	732	—	—	207,451
1-4 family residential first mortgages	49,905	890	249	—	51,044
Home equity	13,466	54	291	—	13,811
Commercial	856,789	20,574	8,751	—	886,114
Consumer and other	6,327	36	—	—	6,363
Total	$1,477,792	$23,187	$11,286	$—	$1,512,265
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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2018, 2017 and 2016.

	2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(24)	—	(3)	(235)
Recoveries	673	—	18	24	13	16	744
Provision (1)	(823)	171	(87)	(15)	518	(14)	(250)
Ending balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689

	2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(199)	—	—	(176)	—	—	(375)
Recoveries	232	398	15	28	13	7	693
Provision (1)	(48)	(824)	(13)	(144)	1,060	(31)	—
Ending balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430

	2016
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,369	$2,338	$508	$481	$7,254	$17	$14,967
Charge-offs	(125)	(141)	(93)	—	—	(47)	(406)
Recoveries	218	217	59	36	13	8	551
Provision (1)	(581)	225	(157)	(39)	1,430	122	1,000
Ending balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2018 and 2017.

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$15	$—	$—	$—	$100	$—	$115
Collectively evaluated for impairment	3,493	2,384	250	171	10,201	75	16,574
Total	$3,508	$2,384	$250	$171	$10,301	$75	$16,689

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$21	$118	$—	$139
Collectively evaluated for impairment	3,866	2,213	319	165	9,652	76	16,291
Total	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2018 and 2017.

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,029	$—	$106	$41	$752	$—	$1,928
Collectively evaluated for impairment	357,734	245,810	48,946	14,428	1,049,273	6,211	1,722,402
Total	$358,763	$245,810	$49,052	$14,469	$1,050,025	$6,211	$1,724,330

	December 31, 2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$91	$193	$338	$—	$622
Collectively evaluated for impairment	347,482	207,451	50,953	13,618	885,776	6,363	1,511,643
Total	$347,482	$207,451	$51,044	$13,811	$886,114	$6,363	$1,512,265

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2018 and 2017.

	2018	2017
Land	$4,323	$4,323
Buildings	14,120	14,423
Leasehold improvements	3,941	3,880
Furniture and equipment	7,927	7,946
	30,311	30,572
Accumulated depreciation	(8,820)	(7,550)
	$21,491	$23,022

Note 6. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2018.

2019	$161,204
2020	26,598
2021	9,279
2022	6,091
2023	4,237
$207,409
Time deposits as of December 31, 2018 and 2017, included $92,315 and $100,091, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2018 and 2017, were $94,203 and $117,990, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $232,146 and $213,587, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Note 7. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2018, the interest rate was 5.85 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2018, including amortization of issuance costs, was 5.92 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures are reported net of unamortized debt issuance costs of $194 and $207 as of December 31, 2018 and 2017, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate. See Note 10 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 8. Federal Home Loan Bank and Other Borrowings

The following table presents the terms of all FHLB advances as of December 31, 2018 and 2017.

		December 31, 2018			December 31, 2017
Maturity		Interest	Effective		Interest	Effective
Date	Variable/Fixed	Rate	Rate (1)	Balance	Rate	Rate (1)	Balance
1/18/2019	Fixed	2.66%	2.66%	$30,000	—	—	$—
1/25/2019	Fixed	2.64%	2.64%	30,000	—	—	—
12/23/2019	Variable	3.08%	5.03%	25,000	1.93%	3.90%	25,000
6/22/2020	Variable	3.10%	5.20%	25,000	1.95%	4.09%	25,000
9/21/2020	Variable	3.10%	4.44%	30,000	1.95%	4.44%	30,000
				140,000			80,000
Discount for modification				(2,122)			(3,618)
Total FHLB advances, net of discount				$137,878			$76,382

(1)	The effective interest rate for the variable-rate advances includes the effects of the discount fee amortization and interest rate swaps, if applicable.

FHLB advances totaling $80,000 were modified on December 21, 2012, to extend their terms and to convert the borrowings to a variable rate that is tied to 3-month LIBOR. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2018, 2017 and 2016, the Company amortized $1,496, $1,496 and $1,501, respectively, of interest expense related to the discount. Interest is payable quarterly on the FHLB advances. The Company also has an interest rate swap contract that effectively converts the $30,000 variable-rate advance to a fixed rate. See Note 10 for additional information on the interest rate swap.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $289,000 at the FHLB as of December 31, 2018.

As of December 31, 2018, West Bank had arrangements that would allow it to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2018, there were no amounts outstanding under these arrangements.

Note 9. Long-Term Debt

In May 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining outstanding principal balance of $3,000. The additional borrowing was used to make a capital injection into West Bank in May 2017. Principal and interest under the term note are payable quarterly over five years . Required quarterly principal payments are $625, with the balance due at maturity. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent plus 30-day LIBOR, which totaled 4.33 percent as of December 31, 2018. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding balance was $15,250 and $22,500 as of December 31, 2018 and 2017, respectively. The note is secured by 100 percent of West Bank’s stock.

In June 2013, a portion of the property purchased for the branch office in Coralville, Iowa, was financed with a $765, nine year variable-payment contract with a fixed interest rate of 1.25 percent. The outstanding balance on the contract was $304 and $417 as of December 31, 2018 and 2017, respectively.

In December 2018, West Bank’s special purpose subsidiary entered into a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of 1.00 percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2018.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Future required principal payments for long-term debt as of December 31, 2018 are shown in the table below.

2019	$2,615
2020	2,616
2021	2,537
2022	7,786
2023	—
Thereafter	11,486
$27,040
Note 10. Derivatives

The Company uses interest rate swap agreements to manage the interest rate risk related to the variability of interest payments. The Company has variable-rate borrowings and deposits, which create exposure to variability in interest payments due to changes in interest rates. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company has two interest rate swaps that effectively convert variable-rate FHLB advances and junior subordinated notes to fixed-rate debt. The swap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the underlying debt with quarterly interest rate reset dates. One of these swaps had a forward starting date of September 30, 2018. In January 2018, the Company entered into an interest rate swap agreement that effectively converts certain customer deposits with variable rates based on the federal funds upper target rate to fixed-rate instruments. This swap transaction has a notional amount of $60,000 with a forward starting date of December 31, 2018 and is designated as a cash flow hedge of the risk of changes in total cash flows paid on certain customer deposits. Additionally, in January 2019, the Company entered into two new interest rate swap agreements that effectively convert certain borrowings to fixed rate instruments. These swap transactions have a notional amount of $25,000 each with fixed rates of 2.57 percent and 2.62 percent and mature in February 2024 and January 2026.

Interest rate swaps, with a total notional amount of $70,000, were terminated in prior years, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based or fed funds-based interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 17 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective. The Company estimates there will be approximately $404 reclassified from AOCI to interest expense through December 31, 2019. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. The Company was required to pledge $0 and $210 of cash as collateral to the counterparty as of December 31, 2018 and 2017, respectively. The Company’s counterparty was required to pledge $2,410 and $980 at December 31, 2018 and 2017, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments designated as cash flow hedges as of December 31, 2018 and 2017.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2018
Interest rate swap	$30,000	$221	Other Assets	3.10%	2.52%	9/21/2020
Interest rate swap (1)	20,000	1,199	Other Assets	5.85%	4.81%	9/30/2026
Interest rate swap (2)	60,000	443	Other Assets	2.50%	2.31%	12/31/2025

December 31, 2017
Interest rate swap	$30,000	$(86)	Other Liabilities	1.95%	2.52%	9/21/2020
Interest rate swap (1)	20,000	895	Other Assets	—%	4.81%	9/30/2026
(1) This swap is a forward-starting swap with a weighted average pay rate of 4.81 percent beginning September 30, 2018. No interest payments were required related to this swap until December 30, 2018.
(2) This swap is a forward-starting swap with a weighted average pay rate of 2.31 percent beginning December 31, 2018. No interest payments are required related to this swap until January 31, 2019.
The following table identifies the pretax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016.

	Amount of Pretax	Reclassified from AOCI into Income
	Gain (Loss)
Years Ended:	Recognized in OCI	Category	Amount of Loss
December 31, 2018	$1,044	Interest Expense	$(105)
December 31, 2017	$(66)	Interest Expense	$(413)
December 31, 2016	$882	Interest Expense	$(573)
Note 11. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2015 through 2018 remain open to examination by federal and state taxing authorities.  No material income tax related interest or penalties were recognized during the years ended December 31, 2018, 2017 or 2016.

The following table shows the components of income taxes for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Current:
Federal	$5,012	$8,822	$8,220
State	1,907	1,713	1,627
Deferred:
Federal	(277)	2,527	115
State	(82)	306	(26)
Income taxes	$6,560	$13,368	$9,936

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Total income taxes for the year ended December 31, 2018 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, and for the years ended December 31, 2017 and 2016, total income taxes differed by the amount computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as shown in the following table.

	2018		2017		2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$7,364	21.0%	$12,753	35.0%	$11,533	35.0%
State income tax expense, net of
federal income tax benefit	1,425	4.1%	1,146	3.2%	1,004	3.0%
Tax-exempt interest income	(1,390)	(4.0)%	(2,023)	(5.6)%	(1,823)	(5.5)%
Nondeductible interest expense to
own tax-exempt securities	231	0.7%	152	0.4%	58	0.2%
Tax-exempt increase in cash value of
life insurance and gains	(132)	(0.4)%	(336)	(0.9)%	(381)	(1.2)%
Stock compensation	(219)	(0.6)%	(261)	(0.7)%	—	—
Effect of change in federal
income tax rate	—	—	2,340	6.4%	—	—
Amended tax returns	222	0.6%	—	—	—	—
Federal income tax credits	(1,140)	(3.3)%	(410)	(1.1)%	(405)	(1.2)%
Other, net	199	0.6%	7	—	(50)	(0.1)%
Income taxes	$6,560	18.7%	$13,368	36.7%	$9,936	30.2%
On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent effective for 2018 and future years. The enactment of the legislation and the reduction in the federal income tax rate required a one-time reduction in net deferred tax assets and an increase in tax expense of $2,340 as shown in the table above for the year ended December 31, 2017.
Net deferred tax assets consisted of the following components as of December 31, 2018 and 2017.

	2018	2017
Deferred tax assets:
Allowance for loan losses	$4,172	$4,108
Net unrealized losses on securities available for sale	2,708	902
Intangibles	—	101
Accrued expenses	346	176
Restricted stock unit compensation	704	544
State net operating loss carryforward	1,021	1,379
Other	67	86
	9,018	7,296
Deferred tax liabilities:
Deferred loan costs	183	193
Net unrealized gains on interest rate swaps	429	139
Premises and equipment	694	792
Other	173	148
	1,479	1,272
Net deferred tax assets before valuation allowance	7,539	6,024
Valuation allowance for deferred tax assets	(1,021)	(1,379)
Net deferred tax assets	$6,518	$4,645

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

As of December 31, 2018, the parent Company had approximately $25,526 of Iowa net operating loss carryforwards available to offset future Iowa taxable income.  The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. The Iowa net operating loss carryforwards expire in 2020 and thereafter.

Note 12. Stock Compensation Plans

The West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan) was approved by the stockholders in April 2017. The 2017 Plan replaced the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan). Upon approval of the 2017 Plan, the 2012 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2012 Plan will continue pursuant to their terms and provisions. The Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2017 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2018, 639,500 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

Under the 2017 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2018 under the 2017 and 2012 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2017 and 2012 Plans.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	339,300	$19.55	307,268	$17.46	261,833	$16.67
Granted	136,500	25.81	138,500	22.06	141,000	18.44
Vested	(121,450)	19.05	(106,468)	16.79	(95,565)	16.74
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	354,350	$22.13	339,300	$19.55	307,268	$17.46
The fair value of RSU awards that vested during 2018, 2017 and 2016 was $3,144, $2,371 and $1,730, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,741, $2,632, and $1,684 for the years ended December 31, 2018, 2017 and 2016, respectively. The tax benefit related to vesting of RSUs totaled $261, $285 and $105, respectively, for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there was $4,235 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.5 years.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 13. Employee Savings and Stock Ownership Plan

The Company has an employee savings and stock ownership plan covering substantially all of its employees.  The plan consists of two components.  One component is an employee stock ownership plan.  The other component is a discretionary contribution plan.  Both components have a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k).  Matching and discretionary contributions are determined annually by the Board of Directors.  The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the years ended December 31, 2018, 2017 and 2016.  Total matching and discretionary contribution expense for the years ended December 31, 2018, 2017 and 2016, totaled $1,040, $961 and $1,023, respectively.

As of December 31, 2018 and 2017, the plan held 306,678 and 294,423 shares, respectively, of the Company’s common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2018, 2017 and 2016.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2015	$342	$(772)	$(430)
Other comprehensive income (loss) before reclassifications	(1,394)	547	(847)
Amounts reclassified from accumulated other
comprehensive income	(120)	355	235
Net current period other comprehensive income (loss)	(1,514)	902	(612)
Balance, December 31, 2016	(1,172)	130	(1,042)
Other comprehensive (loss) before reclassifications	(697)	(41)	(738)
Amounts reclassified from accumulated other
comprehensive income	(368)	256	(112)
Net current period other comprehensive income (loss)	(1,065)	215	(850)
Balance, December 31, 2017	(2,237)	345	(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(5,856)	784	(5,072)
Amounts reclassified from accumulated other
comprehensive income	172	75	247
Net current period other comprehensive income (loss)	(5,411)	859	(4,552)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 15. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements.  The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2018.

The Company’s and West Bank’s capital amounts and ratios are presented in the following table as of December 31, 2018 and 2017.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$234,526	11.50%	$163,213	8.00%	$201,466	9.875%	N/A	N/A
West Bank	245,962	12.07%	163,076	8.00%	201,297	9.875%	$203,845	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	217,837	10.68%	122,410	6.00%	160,663	7.875%	N/A	N/A
West Bank	229,273	11.25%	122,307	6.00%	160,528	7.875%	163,076	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	197,837	9.70%	91,807	4.50%	130,060	6.375%	N/A	N/A
West Bank	229,273	11.25%	91,730	4.50%	129,951	6.375%	132,499	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	217,837	9.74%	89,485	4.00%	89,485	4.00%	N/A	N/A
West Bank	229,273	10.26%	89,410	4.00%	89,410	4.00%	111,762	5.00%

As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,420	11.76%	$147,169	8.00%	$170,164	9.250%	N/A	N/A
West Bank	235,570	12.82%	147,049	8.00%	170,026	9.250%	$183,812	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	199,990	10.87%	110,377	6.00%	133,372	7.250%	N/A	N/A
West Bank	219,140	11.92%	110,287	6.00%	133,263	7.250%	147,049	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	179,990	9.78%	82,783	4.50%	105,778	5.750%	N/A	N/A
West Bank	219,140	11.92%	82,715	4.50%	105,692	5.750%	119,478	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	199,990	9.60%	83,326	4.00%	83,326	4.00%	N/A	N/A
West Bank	219,140	10.52%	83,287	4.00%	83,287	4.00%	104,109	5.00%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III Rule and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer was 1.875 percent during 2018 and 1.25 percent during 2017. A banking organization with a conservation buffer of less than the required phase-in amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of December 31, 2018, the ratios for the Company and West Bank were sufficient to meet the fully phased-in conservation buffer.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no restrictions on such dividends, besides the general restrictions imposed on all Iowa state-chartered banks by applicable law.

The Company’s tangible common equity ratio was 8.32 percent and 8.42 percent at December 31, 2018 and 2017, respectively.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2018 and 2017, the Company had no intangible assets or preferred stock.

Note 16. Commitments and Contingencies

The Company leases real estate under a number of noncancelable operating lease agreements.  Rent expense related to these leases was $1,540, $1,344 and $1,293, for the years ended December 31, 2018, 2017 and 2016, respectively.

Total estimated minimum rental commitments were as follows as of December 31, 2018.

2019	$1,534
2020	1,534
2021	1,479
2022	1,448
2023	1,457
Thereafter	3,858
$11,310
The Company had commitments to invest in qualified affordable housing projects totaling $4,421 and $6,130 as of December 31, 2018 and 2017, respectively.

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $4,527 and $6,086 as of December 31, 2018 and 2017, respectively.

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments.  Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following approximate amounts as of December 31, 2018 and 2017.

	2018	2017
Commitments to extend credit	$641,581	$617,949
Standby letters of credit	6,631	5,996
	$648,212	$623,945

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year.  Commitments to extend credit of approximately $90,781 at December 31, 2018, expire beyond one year.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2018 and 2017, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  The outstanding balance of mortgage loans sold under the MPF Program was $78,024 and $94,292 at December 31, 2018 and 2017, respectively.

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

The Company’s policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2018 or 2017.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities (Level 1). If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable (Level 2). The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from market makers and live trading systems. For the corporate bond portfolio, the Company has elected to use a matrix pricing model as a practical expedient to individual quoted market prices.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2018 and 2017.

	2018
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$149,156	$—	$149,156	$—
Collateralized mortgage obligations	157,004	—	157,004	—
Mortgage-backed securities	63,378	—	63,378	—
Asset-backed securities	31,903	—	31,903	—
Trust preferred security	1,900	—	1,900	—
Corporate notes	50,417	—	50,417	—
Derivative instrument, interest rate swaps	1,863	—	1,863	—

	2017
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$146,313	$—	$146,313	$—
Collateralized mortgage obligations	159,932	—	159,932	—
Mortgage-backed securities	60,429	—	60,429	—
Asset-backed securities	45,195	—	45,195	—
Trust preferred security	2,006	—	2,006	—
Corporate notes	30,344	—	30,344	—
Derivative instrument, interest rate swap	895	—	895	—

Financial liabilities:
Derivative instrument, interest rate swap	$86	$—	$86	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of both December 31, 2018 and 2017, impaired loans with a fair value adjustment had a net book value of $0. Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management’s opinions concerning market developments or the client’s business.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2018 and 2017.

		2018		2017
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$46,369	$46,369	$34,952	$34,952
Federal funds sold	Level 1	1,105	1,105	12,997	12,997
Investment securities available for sale	Level 2	453,758	453,758	444,219	444,219
Investment securities held to maturity	Level 2	—	—	45,527	45,890
Federal Home Loan Bank stock	Level 1	12,037	12,037	9,174	9,174
Loans, net	Level 2	1,705,141	1,688,700	1,494,070	1,490,166
Accrued interest receivable	Level 1	7,631	7,631	7,344	7,344
Interest rate swaps	Level 2	1,863	1,863	895	895
Financial liabilities:
Deposits	Level 2	$1,894,529	$1,893,621	$1,810,813	$1,810,924
Federal funds purchased	Level 1	19,985	19,985	545	545
Subordinated notes, net	Level 2	20,425	15,498	20,412	15,357
Federal Home Loan Bank advances, net	Level 2	137,878	137,878	76,382	76,382
Long-term debt, net	Level 2	27,040	27,000	22,917	22,860
Accrued interest payable	Level 1	1,317	1,317	736	736
Interest rate swap	Level 2	—	—	86	86
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 18. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2018 and 2017
	2018	2017
ASSETS
Cash	$3,951	$3,226
Investment in West Bank	221,559	216,693
Investment in West Bancorporation Capital Trust I	619	619
Other assets	1,232	1,034
Total assets	$227,361	$221,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$663	$562
Subordinated notes, net	20,425	20,412
Long-term debt	15,250	22,500
Total liabilities	36,338	43,474
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	25,128	23,463
Retained earnings	169,709	153,527
Accumulated other comprehensive loss	(6,814)	(1,892)
Total stockholders’ equity	191,023	178,098
Total liabilities and stockholders’ equity	$227,361	$221,572

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Income
Years Ended December 31, 2018, 2017 and 2016
	2018	2017	2016
Operating income:
Equity in net income of West Bank	$30,282	$23,933	$23,544
Equity in net income of West Bancorporation Capital Trust I	33	27	23
Intercompany rental income	—	333	503
Other rental income	—	21	50
Total operating income	30,315	24,314	24,120
Operating expenses:
Interest on subordinated notes	1,076	901	728
Interest on long-term debt	750	517	145
Occupancy	—	187	280
Other expenses	530	602	443
Total operating expenses	2,356	2,207	1,596
Income before income taxes	27,959	22,107	22,524
Income tax benefits	(549)	(963)	(492)
Net income	$28,508	$23,070	$23,016

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$28,508	$23,070	$23,016
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(30,282)	(23,933)	(23,544)
Equity in net income of West Bancorporation Capital Trust I	(33)	(27)	(23)
Dividends received from West Bank	22,300	16,800	14,400
Dividends received from West Bancorporation Capital Trust I	33	27	23
Amortization	13	17	20
Depreciation	—	178	244
Deferred income tax (benefits)	—	(240)	97
Change in assets and liabilities:
(Increase) decrease in other assets	107	50	(79)
Increase (decrease) in accrued expenses and other liabilities	25	(549)	641
Net cash provided by operating activities	20,671	15,393	14,795
Cash Flows from Investing Activities:
Proceeds from sales of premises	—	18,032	—
Purchases of premises	—	(16)	(10,539)
Capital contribution to West Bank	—	(40,000)	—
Net cash (used in) investing activities	—	(21,984)	(10,539)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	22,000	—
Principal payments on long-term debt	(7,250)	(4,629)	(3,286)
Common stock cash dividends	(12,696)	(11,499)	(10,800)
Net cash provided by (used in) financing activities	(19,946)	5,872	(14,086)
Net increase (decrease) in cash	725	(719)	(9,830)
Cash:
Beginning	3,226	3,945	13,775
Ending	$3,951	$3,226	$3,945

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. Selected Quarterly Financial Data (unaudited)

	2018
Three months ended	March 31	June 30	September 30	December 31
Interest income	$19,730	$20,537	$21,920	$22,606
Interest expense	4,314	5,238	6,233	6,950
Net interest income	15,416	15,299	15,687	15,656
Provision for loan losses	150	—	(400)	—
Net interest income after provision for loan losses	15,266	15,299	16,087	15,656
Noninterest income	1,913	2,023	2,114	1,702
Noninterest expense	8,287	8,958	8,561	9,186
Income before income taxes	8,892	8,364	9,640	8,172
Income taxes	1,508	1,600	2,507	945
Net income	$7,384	$6,764	$7,133	$7,227

Basic earnings per common share	$0.46	$0.42	$0.44	$0.44
Diluted earnings per common share	$0.45	$0.41	$0.43	$0.44

	2017
Three months ended	March 31	June 30	September 30	December 31
Interest income	$16,791	$18,166	$18,560	$19,517
Interest expense	2,402	3,073	3,529	3,973
Net interest income	14,389	15,093	15,031	15,544
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	14,389	15,093	15,031	15,544
Noninterest income	2,160	2,316	2,264	1,908
Noninterest expense	8,043	8,172	8,020	8,032
Income before income taxes	8,506	9,237	9,275	9,420
Income taxes	2,400	2,872	2,870	5,226
Net income	$6,106	$6,365	$6,405	$4,194

Basic earnings per common share	$0.38	$0.39	$0.40	$0.26
Diluted earnings per common share	$0.37	$0.39	$0.39	$0.26

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2018 that appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 28, 2019, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and persons who own more than 10 percent of the Company’s common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has not received any Section 16(a) forms indicating that any one person owns more than 10 percent of the Company’s stock, and the Company does not know of any one stockholder who owns more than 10 percent of the Company’s stock. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2018 were filed on a timely basis.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2020 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 28, 2019, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Steven T. Schuler, Chair, David R. Milligan, James W. Noyce and Philip Jason Worth. The Board of Directors has determined that Mr. Schuler and Mr. Noyce are audit committee financial experts.  The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402 and Item 407(e)(4) of Regulation S-K can be found under the captions “Governance and Board of Directors—2018 Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 28, 2019, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2017 annual meeting of stockholders, the West Bancorporation, Inc. 2017 Equity Incentive Plan (2017 Plan) was adopted by the Board of Directors and approved by our stockholders. The prior 2012 Equity Incentive Plan (2012 Plan) was frozen with respect to future grants upon approval of the 2017 Plan. At the time the 2012 Plan was frozen, 232,318 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2012 Plan will remain subject to the 2012 Plan as long as they remain outstanding. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted under either plan. Additional information regarding our equity incentive plans is presented in “Note 12. Stock Compensation Plans” in the notes to the consolidated financial statements pursuant to Item 8. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2018.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by stockholders (1)	354,350	—	639,500	(2)
Equity compensation plans not
approved by stockholders	—	—	—
Total	354,350	—	639,500

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

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Change in Control Agreements” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 28, 2019, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 28, 2019, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 28, 2019, and is incorporated herein by reference.

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

3. Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-K on March 1, 2017)
3.2	Amended and Restated Bylaws of West Bancorporation, Inc. as of January 23, 2019 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on January 24, 2019)
10.1*	West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
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

10.15*	First Amendment to the West Bancorporation, Inc. 2012 Equity Incentive Plan dated April 26, 2017 (incorporated herein by reference to Exhibit 10.15 filed with the Form 10-K on March 1, 2018)
10.16	Amended and Restated Lease Agreement Dated February 20, 2018 (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 1, 2018)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

February 28, 2019	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2019	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 28, 2019	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 28, 2019	By:	/s/ Jane M. Funk
Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

BOARD OF DIRECTORS

February 28, 2019	By:	/s/ James W. Noyce
James W. Noyce
Chairman of the Board

February 28, 2019	By:	/s/ Steven K. Gaer
Steven K. Gaer

February 28, 2019	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

February 28, 2019	By:	/s/ Kaye R. Lozier
Kaye R. Lozier

February 28, 2019	By:	/s/ Sean P. McMurray
Sean P. McMurray

February 28, 2019	By:	/s/ David R. Milligan
David R. Milligan

February 28, 2019	By:	/s/ George D. Milligan
George D. Milligan

February 28, 2019	By:	/s/ Robert G. Pulver
Robert G. Pulver

February 28, 2019	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

February 28, 2019	By:	/s/ Steven T. Schuler
Steven T. Schuler

February 28, 2019	By:	/s/ Philip Jason Worth
Philip Jason Worth