Form 10-Q
period 2019-03-31
WEST BANCORPORATION INC
filed 2019-04-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Yes  ☐                      No  ☒

As of April 24, 2019, there were 16,357,752 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$45,461	$46,369
Federal funds sold	2,078	1,105
Cash and cash equivalents	47,539	47,474
Investment securities available for sale, at fair value	433,963	453,758
Federal Home Loan Bank stock, at cost	11,639	12,037
Loans	1,748,830	1,721,830
Allowance for loan losses	(16,737)	(16,689)
Loans, net	1,732,093	1,705,141
Premises and equipment, net	30,510	21,491
Accrued interest receivable	8,577	7,631
Bank-owned life insurance	34,401	34,249
Deferred tax assets, net	5,374	6,518
Other assets	7,995	8,269
Total assets	$2,312,091	$2,296,568

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$388,686	$400,530
Interest-bearing demand	309,975	336,089
Savings	1,007,634	950,501
Time of $250 or more	40,689	55,745
Other time	161,339	151,664
Total deposits	1,908,323	1,894,529
Federal funds purchased	17,735	19,985
Subordinated notes, net	20,428	20,425
Federal Home Loan Bank advances, net	128,247	137,878
Long-term debt	25,011	27,040
Accrued expenses and other liabilities	16,077	5,688
Total liabilities	2,115,821	2,105,545
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,357,752 and 16,295,494 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	24,898	25,128
Retained earnings	173,349	169,709
Accumulated other comprehensive loss	(4,977)	(6,814)
Total stockholders' equity	196,270	191,023
Total liabilities and stockholders' equity	$2,312,091	$2,296,568
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest income:
Loans, including fees	$20,388	$16,474
Investment securities:
Taxable	2,328	1,813
Tax-exempt	837	1,362
Federal funds sold	98	81
Total interest income	23,651	19,730
Interest expense:
Deposits	5,964	3,012
Federal funds purchased	87	27
Subordinated notes	252	248
Federal Home Loan Bank advances	1,273	832
Long-term debt	186	195
Total interest expense	7,762	4,314
Net interest income	15,889	15,416
Provision for loan losses	—	150
Net interest income after provision for loan losses	15,889	15,266
Noninterest income:
Service charges on deposit accounts	611	649
Debit card usage fees	375	399
Trust services	483	445
Increase in cash value of bank-owned life insurance	152	158
Realized investment securities losses, net	(88)	—
Other income	586	262
Total noninterest income	2,119	1,913
Noninterest expense:
Salaries and employee benefits	5,460	4,513
Occupancy	1,233	1,223
Data processing	680	676
FDIC insurance	219	162
Professional fees	234	234
Director fees	251	249
Other expenses	1,467	1,230
Total noninterest expense	9,544	8,287
Income before income taxes	8,464	8,892
Income taxes	1,565	1,508
Net income	$6,899	$7,384

Basic earnings per common share	$0.42	$0.46
Diluted earnings per common share	$0.42	$0.45
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$6,899	$7,384
Other comprehensive income (loss) :
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	4,917	(6,965)
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	363
Plus: reclassification adjustment for net losses realized in net income	88	—
Less: other reclassification adjustment	—	(36)
Income tax benefit (expense)	(1,251)	1,661
Other comprehensive income (loss) on investment securities	3,754	(4,977)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(2,441)	1,545
Plus: reclassification adjustment for net (gain) loss on derivatives realized in net income	(137)	37
Plus: reclassification adjustment for amortization of derivative termination costs	23	23
Income tax benefit (expense)	638	(402)
Other comprehensive income (loss) on derivatives	(1,917)	1,203
Total other comprehensive income (loss)	1,837	(3,774)
Comprehensive income	$8,736	$3,610

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	6,899	—	6,899
Other comprehensive income, net of tax	—	—	—	—	—	1,837	1,837
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,259)		(3,259)
Stock-based compensation costs	—	—	—	631	—	—	631
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	62,258	—	(861)	—	—	(861)
Balance, March 31, 2019	$—	16,357,752	$3,000	$24,898	$173,349	$(4,977)	$196,270

	Three Months Ended March 31, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	7,384	—	7,384
Other comprehensive loss, net of tax	—	—	—	—	—	(3,774)	(3,774)
Cash dividends declared, $0.18 per common share	—	—	—	—	(2,919)	—	(2,919)
Stock-based compensation costs	—	—	—	529	—	—	529
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	55,822	—	(1,076)	—	—	(1,076)
Balance, March 31, 2018	$—	16,271,494	$3,000	$22,916	$158,362	$(6,036)	$178,242

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$6,899	$7,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	150
Net amortization and accretion	1,020	1,252
Investment securities losses, net	88	—
Stock-based compensation	631	529
Increase in cash value of bank-owned life insurance	(152)	(158)
Gain on sale of premises	(307)	—
Depreciation	345	353
Deferred income taxes	531	279
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(946)	57
Increase in other assets	(782)	(149)
Decrease in accrued expenses and other liabilities	(682)	(124)
Net cash provided by operating activities	6,645	9,573
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	62,274	—
Proceeds from maturities and calls of investment securities	8,882	9,464
Purchases of securities available for sale	(47,068)	(10,000)
Purchases of Federal Home Loan Bank stock	(11,539)	(2,134)
Proceeds from redemption of Federal Home Loan Bank stock	11,937	1,178
Net (increase) decrease in loans	(26,952)	8,102
Proceeds from sale of premises	604	—
Purchases of premises and equipment	(113)	(13)
Net cash provided by (used in) investing activities	(1,975)	6,597
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	13,794	(72,655)
Net increase (decrease) in federal funds purchased	(2,250)	51,275
Principal payments on Federal Home Loan Bank advances	(60,000)	—
Proceeds from Federal Home Loan Bank advances	50,000	—
Principal payments on long-term debt	(2,029)	(1,278)
Common stock dividends paid	(3,259)	(2,919)
Restricted stock units withheld for payroll taxes	(861)	(1,076)
Net cash used in financing activities	(4,605)	(26,653)
Net increase (decrease) in cash and cash equivalents	65	(10,483)
Cash and Cash Equivalents:
Beginning	47,474	47,949
Ending	$47,539	$37,466

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,414	$4,196
Income taxes	—	—

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liability and right-of-use asset	$10,092	$—
Transfer of investment securities held to maturity to available for sale	—	45,527
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2019 and December 31, 2018, and net income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank, West Bank's special purpose subsidiaries and West Bank's wholly-owned subsidiary WB Funding Corporation (which was liquidated in March 2018).  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

Current accounting developments:  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. For public companies, this update was effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related nonlease components as a single lease component. The Company has also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases. Implementation of the guidance resulted in the recording of a right-of-use asset and lease liability on the balance sheet; however it does not have a material impact on the Company's other consolidated financial statements. See additional disclosures in Note 9.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company is developing its approach for determining the expected credit losses under the new guidance.  The Company continues collecting and retaining historical loan and credit data and is currently evaluating alternative loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, risk characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date. We expect that the new guidance will result in an increase to the allowance for loan losses given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under the current accounting standard.  The magnitude of this increase is still being evaluated.  We are also reviewing the impact of additional disclosures required under ASU 2016-13 on our ongoing financial reporting procedures.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2019 and 2018 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net income	$6,899	$7,384

Weighted average common shares outstanding	16,300	16,219
Weighted average effect of restricted stock units outstanding	80	189
Diluted weighted average common shares outstanding	16,380	16,408

Basic earnings per common share	$0.42	$0.46
Diluted earnings per common share	$0.42	$0.45
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	225	8

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$89,788	$63	$(1,088)	$88,763
Collateralized mortgage obligations (1)	183,630	14	(2,788)	180,856
Mortgage-backed securities (1)	61,596	37	(802)	60,831
Asset-backed securities (2)	30,872	24	(114)	30,782
Collateralized loan obligations	19,888	—	(1)	19,887
Trust preferred security	2,156	—	(156)	2,000
Corporate notes	51,859	113	(1,128)	50,844
	$439,789	$251	$(6,077)	$433,963

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$152,293	$156	$(3,293)	$149,156
Collateralized mortgage obligations (1)	161,392	—	(4,388)	157,004
Mortgage-backed securities (1)	64,813	—	(1,435)	63,378
Asset-backed securities (2)	32,076	2	(175)	31,903
Trust preferred security	2,153	—	(253)	1,900
Corporate notes	51,862	124	(1,569)	50,417
	$464,589	$282	$(11,113)	$453,758

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by FHLMC or FNMA, real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.

(2)	Pass-through asset-backed securities guaranteed by the SBA.

Investment securities with an amortized cost of approximately $100,467 and $126,531 as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of March 31, 2019, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2019
	Amortized Cost	Fair Value
Due after one year through five years	$16,473	$16,567
Due after five years through ten years	62,206	61,069
Due after ten years	85,012	83,858
	163,691	161,494
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	276,098	272,469
	$439,789	$433,963
The details of the sales of investment securities available for sale for the three months ended March 31, 2019 and 2018 are summarized in the following table.

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$62,274	$—
Gross gains on sales	133	—
Gross losses on sales	221	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$1,700	$(5)	$71,800	$(1,083)	$73,500	$(1,088)
Collateralized mortgage obligations	19,637	(170)	124,232	(2,618)	143,869	(2,788)
Mortgage-backed securities	7,009	(4)	48,125	(798)	55,134	(802)
Asset-backed securities	—	—	20,232	(114)	20,232	(114)
Collateralized loan obligations	19,887	(1)	—	—	19,887	(1)
Trust preferred security	—	—	2,000	(156)	2,000	(156)
Corporate notes	21,720	(338)	19,209	(790)	40,929	(1,128)
	$69,953	$(518)	$285,598	$(5,559)	$355,551	$(6,077)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$21,264	$(221)	$102,853	$(3,072)	$124,117	$(3,293)
Collateralized mortgage obligations	32,230	(250)	124,775	(4,138)	157,005	(4,388)
Mortgage-backed securities	10,960	(103)	51,823	(1,332)	62,783	(1,435)
Asset-backed securities	6,668	(31)	16,486	(144)	23,154	(175)
Trust preferred security	—	—	1,900	(253)	1,900	(253)
Corporate notes	19,470	(611)	19,041	(958)	38,511	(1,569)
	$90,592	$(1,216)	$316,878	$(9,897)	$407,470	$(11,113)
As of March 31, 2019, the available for sale securities with unrealized losses included 102 state and political subdivision securities, 43 collateralized mortgage obligation securities, 16 mortgage-backed securities, five asset-backed securities, four collateralized loan obligation securities, one trust preferred security and 16 corporate notes. The Company believes the unrealized losses on securities available for sale as of March 31, 2019 were due to market conditions rather than reduced estimated cash flows. At this time, the Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of March 31, 2019.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commercial	$366,654	$358,763
Real estate:
Construction, land and land development	270,322	245,810
1-4 family residential first mortgages	48,929	49,052
Home equity	13,723	14,469
Commercial	1,044,922	1,050,025
Consumer and other	6,758	6,211
	1,751,308	1,724,330
Net unamortized fees and costs	(2,478)	(2,500)
	$1,748,830	$1,721,830
Real estate loans of approximately $820,000 and $800,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2019 and December 31, 2018, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $616 and $652 as of March 31, 2019 and December 31, 2018, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2019 and 2018. One TDR loan that was modified within the twelve months preceding March 31, 2019, with a recorded investment of $537, has subsequently had a payment default. No TDR loans that were modified within the twelve months preceding March 31, 2018 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$962	$962	$—	$1,014	$1,014	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	100	100	—	106	106	—
Home equity	39	39	—	41	41	—
Commercial	616	616	—	652	652	—
Consumer and other	—	—	—	—	—	—
	1,717	1,717	—	1,813	1,813	—
With an allowance recorded:
Commercial	14	14	14	15	15	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	96	96	96	100	100	100
Consumer and other	—	—	—	—	—	—
	110	110	110	115	115	115
Total:
Commercial	976	976	14	1,029	1,029	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	100	100	—	106	106	—
Home equity	39	39	—	41	41	—
Commercial	712	712	96	752	752	100
Consumer and other	—	—	—	—	—	—
	$1,827	$1,827	$110	$1,928	$1,928	$115

The balance of impaired loans at March 31, 2019 and December 31, 2018 was composed of ten different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$989	$—	$270	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	103	—	115	—
Home equity	40	—	172	—
Commercial	634	—	357	—
Consumer and other	—	—	—	—
	1,766	—	914	—
With an allowance recorded:
Commercial	14	—	—	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	—	—	20	—
Commercial	98	—	116	—
Consumer and other	—	—	—	—
	112	—	136	—
Total:
Commercial	1,003	—	270	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	103	—	115	—
Home equity	40	—	192	—
Commercial	732	—	473	—
Consumer and other	—	—	—	—
	$1,878	$—	$1,050	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$365,678	$976	$366,654
Real estate:
Construction, land and
land development	—	—	—	—	270,322	—	270,322
1-4 family residential
first mortgages	172	—	—	172	48,657	100	48,929
Home equity	—	—	—	—	13,684	39	13,723
Commercial	—	—	—	—	1,044,210	712	1,044,922
Consumer and other	—	—	—	—	6,758	—	6,758
Total	$172	$—	$—	$172	$1,749,309	$1,827	$1,751,308

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$54	$—	$—	$54	$357,680	$1,029	$358,763
Real estate:
Construction, land and
land development	—	—	—	—	245,810	—	245,810
1-4 family residential
first mortgages	157	—	—	157	48,789	106	49,052
Home equity	—	—	—	—	14,428	41	14,469
Commercial	—	—	—	—	1,049,273	752	1,050,025
Consumer and other	—	—	—	—	6,211	—	6,211
Total	$211	$—	$—	$211	$1,722,191	$1,928	$1,724,330

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$345,485	$19,231	$1,938	$—	$366,654
Real estate:
Construction, land and land development	270,322	—	—	—	270,322
1-4 family residential first mortgages	47,715	1,055	159	—	48,929
Home equity	13,611	43	69	—	13,723
Commercial	1,014,417	28,854	1,651	—	1,044,922
Consumer and other	6,758	—	—	—	6,758
Total	$1,698,308	$49,183	$3,817	$—	$1,751,308

	December 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$336,861	$19,886	$2,016	$—	$358,763
Real estate:
Construction, land and land development	245,810	—	—	—	245,810
1-4 family residential first mortgages	47,923	963	166	—	49,052
Home equity	14,352	46	71	—	14,469
Commercial	1,019,256	29,063	1,706	—	1,050,025
Consumer and other	6,186	—	25	—	6,211
Total	$1,670,388	$49,958	$3,984	$—	$1,724,330
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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	—	—	—	—	—	—	—
Recoveries	21	—	3	20	4	—	48
Provision (1)	(1)	213	(17)	(29)	(176)	10	—
Ending balance	$3,528	$2,597	$236	$162	$10,129	$85	$16,737

	Three Months Ended March 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(195)	—	—	(1)	—	—	(196)
Recoveries	59	—	4	6	3	9	81
Provision (1)	(148)	(360)	(3)	(5)	669	(3)	150
Ending balance	$3,582	$1,853	$320	$186	$10,442	$82	$16,465

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2019 and December 31, 2018.

	March 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$14	$—	$—	$—	$96	$—	$110
Collectively evaluated for impairment	3,514	2,597	236	162	10,033	85	16,627
Total	$3,528	$2,597	$236	$162	$10,129	$85	$16,737

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$15	$—	$—	$—	$100	$—	$115
Collectively evaluated for impairment	3,493	2,384	250	171	10,201	75	16,574
Total	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2019 and December 31, 2018.

	March 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$976	$—	$100	$39	$712	$—	$1,827
Collectively evaluated for impairment	365,678	270,322	48,829	13,684	1,044,210	6,758	1,749,481
Total	$366,654	$270,322	$48,929	$13,723	$1,044,922	$6,758	$1,751,308

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,029	$—	$106	$41	$752	$—	$1,928
Collectively evaluated for impairment	357,734	245,810	48,946	14,428	1,049,273	6,211	1,722,402
Total	$358,763	$245,810	$49,052	$14,469	$1,050,025	$6,211	$1,724,330

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company has entered into various interest rate swaps as part of its interest rate risk management strategy. The Company uses interest rate swap agreements to manage its exposures to the variability in interest payments due to interest rate movements. The interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. The Company has three interest rate swaps hedging the variable interest payments on certain borrowings and customer deposits. In January 2019, the Company entered into two additional interest rate swaps to hedge the interest payments of rolling fixed-rate three-month funding consisting of FHLB advances or brokered deposits. These interest rate swaps are designated as cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by counterparties to the interest rate swaps, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2019 and December 31, 2018, the Company pledged $1,780 and $0, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $720 and $2,410 at March 31, 2019 and December 31, 2018, respectively. The Company estimates there will be approximately $391 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending March 31, 2020. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of March 31, 2019 and December 31, 2018.

	Notional Amount	Fair Value	Balance Sheet Category	Receive Floating Rate	Pay Fixed Rate	Maturity
March 31, 2019
Interest rate swap	$30,000	$97	Other Assets	2.92%	2.52%	9/21/2020
Interest rate swap	20,000	712	Other Assets	5.64%	4.81%	9/30/2026
Interest rate swap	60,000	(605)	Other Liabilities	2.50%	2.31%	12/31/2025
Interest rate swap	25,000	(375)	Other Liabilities	2.70%	2.57%	2/8/2024
Interest rate swap	25,000	(544)	Other Liabilities	2.78%	2.62%	1/8/2026
December 31, 2018
Interest rate swap	$30,000	$221	Other Assets	3.10%	2.52%	9/21/2020
Interest rate swap	20,000	1,199	Other Assets	5.58%	4.81%	9/30/2026
Interest rate swap	60,000	443	Other Assets	2.50%	2.31%	12/31/2025
The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2019 and 2018.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Gain (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Category	2019	2018
Interest rate swaps	$(2,441)	1,545	Interest Expense	$114	(60)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$4,184	$4,172
Net unrealized losses on securities available for sale	1,457	2,708
Net unrealized losses on interest rate swaps	209	—
Lease liability	2,446	—
Accrued expenses	134	346
Restricted stock compensation	375	704
State net operating loss carryforward	1,053	1,021
Capital loss carryforward	3	—
Other	67	67
	9,928	9,018
Deferred tax liabilities:
Right-of-use asset	2,387	—
Net deferred loan fees and costs	177	183
Net unrealized gains on interest rate swaps	—	429
Premises and equipment	751	694
Other	183	173
	3,498	1,479
Net deferred tax assets before valuation allowance	6,430	7,539
Valuation allowance	(1,056)	(1,021)
Net deferred tax assets	$5,374	$6,518
The Company has recorded a valuation allowance against the tax effect of capital loss and state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2020 and thereafter. The capital loss carryforward expires in 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	3,688	(1,831)	1,857
Amounts reclassified from accumulated other comprehensive income	66	(86)	(20)
Net current period other comprehensive income (loss)	3,754	(1,917)	1,837
Balance, March 31, 2019	$(4,369)	$(608)	$(4,977)

Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(5,225)	1,159	(4,066)
Amounts reclassified from accumulated other comprehensive income	(25)	44	19
Net current period other comprehensive income (loss)	(4,977)	1,203	(3,774)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, March 31, 2018	$(7,689)	$1,653	$(6,036)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commitments to extend credit	$646,762	$641,581
Standby letters of credit	6,112	6,631
	$652,874	$648,212
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $75,623 and $78,024 at March 31, 2019 and December 31, 2018, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,275 and $4,421 as of March 31, 2019 and December 31, 2018, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

9. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2019, the Company leases real estate for its main office, six branch offices, one loan production office and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2021 to February 2033, some of which include options for multiple five- and ten-year extensions. The weighted average remaining life of the lease term for these leases was 8.34 years as of March 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.18% as of March 31, 2019.

The total operating lease costs were $384 for the three months ended March 31, 2019. The right-of-use asset, included in premises and equipment, and lease liabilities, included in other liabilities, were $9,549 and $9,785 as of March 31, 2019, respectively.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2019.

2019	$1,195
2020	1,594
2021	1,540
2022	1,510
2023	1,518
Thereafter	3,873
$11,230

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of March 31, 2019, is shown below.

Undiscounted cash flows	$11,230
Discount effect of cash flows	(1,445)
$9,785

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2019.

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent financial market data vendor and comparing the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, prices are further validated by management by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$88,763	$—	$88,763	$—
Collateralized mortgage obligations	180,856	—	180,856	—
Mortgage-backed securities	60,831	—	60,831	—
Asset-backed securities	30,782	—	30,782	—
Collateralized loan obligations	19,887	—	19,887	—
Trust preferred security	2,000	—	2,000	—
Corporate notes	50,844	—	50,844	—
Derivative instruments, interest rate swaps	809	—	809	—

Financial liabilities:
Derivative instruments, interest rate swaps	$1,524	$—	$1,524	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$149,156	$—	$149,156	$—
Collateralized mortgage obligations	157,004	—	157,004	—
Mortgage-backed securities	63,378	—	63,378	—
Asset-backed securities	31,903	—	31,903	—
Trust preferred security	1,900	—	1,900	—
Corporate notes	50,417	—	50,417	—
Derivative instrument, interest rate swap	1,863	—	1,863	—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both March 31, 2019 and December 31, 2018, impaired loans with a fair value adjustment had a net book value of $0.  Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2019 and December 31, 2018.

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$45,461	$45,461	$46,369	$46,369
Federal funds sold	Level 1	2,078	2,078	1,105	1,105
Investment securities available for sale	Level 2	433,963	433,963	453,758	453,758
Federal Home Loan Bank stock	Level 1	11,639	11,639	12,037	12,037
Loans, net	Level 2	1,732,093	1,727,175	1,705,141	1,688,700
Accrued interest receivable	Level 1	8,577	8,577	7,631	7,631
Interest rate swaps	Level 2	809	809	1,863	1,863
Financial liabilities:
Deposits	Level 2	$1,908,323	$1,907,849	$1,894,529	$1,893,621
Federal funds purchased	Level 1	17,735	17,735	19,985	19,985
Subordinated notes, net	Level 2	20,428	15,466	20,425	15,498
Federal Home Loan Bank advances, net	Level 2	128,247	128,247	137,878	137,878
Long-term debt	Level 2	25,011	24,977	27,040	27,000
Accrued interest payable	Level 1	1,665	1,665	1,317	1,317
Interest rate swaps	Level 2	1,524	1,524	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Both measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on an FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results.

The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis and efficiency ratio on an adjusted and FTE basis to their most directly comparable measures under GAAP.

	Three Months Ended March 31,
	2019	2018
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$15,889	$15,416
Tax-equivalent adjustment (1)	43	289
Net interest income on an FTE basis (non-GAAP)	15,932	15,705
Average interest-earning assets	2,188,567	2,012,694
Net interest margin on an FTE basis (non-GAAP)	2.95%	3.16%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$15,932	$15,705
Noninterest income	2,119	1,913
Adjustment for realized investment securities losses, net	88	—
Adjustment for gain on sale of premises	(307)	—
Adjusted income	17,832	17,618
Noninterest expense	9,544	8,287
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	53.52%	47.04%

(1)
Computed on a tax-equivalent basis using a federal income tax rate of 21 percent, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

(2)	Efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE MONTHS ENDED MARCH 31, 2019

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which invested in new market tax credit activities in 2018) and WB Funding Corporation (which was liquidated in March 2018). Results of operations for the three months ended March 31, 2019 are compared to the results for the same period in 2018, and the consolidated financial condition of the Company as of March 31, 2019 is compared to December 31, 2018. The Company has full service operations in three markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area. In March 2019, the Company expanded into three new Minnesota markets with loan production activities in Owatonna, Mankato and St. Cloud, Minnesota.

As announced on March 4, 2019, the Company's new growth initiative in three select Minnesota markets is expected to cost approximately $3,000 on an annual basis. Eleven employees have been hired in these three markets. It is difficult to project the timing of attracting new business in these markets and, as a result, the time frame it will take to reach break even.

Net income for the three months ended March 31, 2019 was $6,899, or $0.42 per diluted common share, compared to $7,384, or $0.45 per diluted common share, for the three months ended March 31, 2018. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2019 were 1.22 percent and 14.49 percent, respectively, compared to 1.42 percent and 16.79 percent, respectively, for the first three months of 2018.

The decline in net income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase in noninterest expense, partially offset by higher net interest income, no provision for loan losses and higher noninterest income.

Net interest income for the three months ended March 31, 2019 grew $473, or 3.1 percent, compared to the three months ended March 31, 2018, as the impact of increases in the average balance and average yield of interest-earning assets exceeded the effect of increases in the average balance and average rate paid on interest-bearing liabilities. Average interest-earning assets for the first three months of 2019 were $175,873 higher than the average interest-earning assets for the first three months of 2018. Average interest-bearing liabilities for the three months ended March 31, 2019 were $194,381 higher than the average interest-bearing liabilities for the three months ended March 31, 2018. Rising market interest rates in 2018 resulted in increases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities for the first three months of 2019 compared to the first three months of 2018. The Company recorded no provision for loan losses for the three months ended March 31, 2019 compared to a provision of $150 in the three months ended March 31, 2018.

Noninterest income increased $206 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to a nonrecurring gain from the sale of the Iowa City branch facility in 2019 and an increase in trust services, partially offset by net realized investment securities losses in 2019 and a decline in service charges and debit card usage fees. Noninterest expense grew $1,257 during the three months ended March 31, 2019 compared to the same time period in 2018, primarily due to increases in salaries and employee benefits and FDIC insurance and the amortization of the investment in a new market tax credit project in 2019.

Total loans outstanding increased $27,000, or 1.6 percent, during the first three months of 2019. Management believes the loan pipeline is strong and that loan growth will continue in all of our markets, including the new markets of Owatonna, Mankato and St. Cloud, Minnesota, during the remainder of 2019. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 0.86 percent as of March 31, 2019. As of March 31, 2019, the allowance for loan losses was 0.96 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio as of that date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Each quarter throughout the year, the Company's four key performance metrics are compared to those of our identified peer group of 16 Midwestern, publicly traded peer financial institutions. The peer group for 2019 includes BankFinancial Corporation, Bank First National Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Internet Bancorp, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., and Southern Missouri Bancorp, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of this peer group relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range (3)
	Three Months Ended March 31, 2019	Year ended December 31, 2018	Year ended December 31, 2018
Return on average assets	1.22%	1.31%	0.72% - 1.64%
Return on average equity	14.49%	15.68%	7.26% - 12.03%
Efficiency ratio(1) (2)	53.52%	48.92%	52.60% - 77.11%
Texas ratio(2)	0.86%	0.93%	1.30% - 20.03%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) The peer group for 2018 included Waterstone Financial Inc., and excluded Southern Missouri Bancorp, Inc. and Bank First National Corporation.

At its meeting on April 24, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend is payable on May 22, 2019, to stockholders of record on May 8, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2019 compared with the same period in 2018.

	Three Months Ended March 31,
	2019	2018	Change	Change %
Net income	$6,899	$7,384	$(485)	(6.57)%
Average assets	2,292,798	2,102,876	189,922	9.03%
Average stockholders' equity	193,128	178,392	14,736	8.26%

Return on average assets	1.22%	1.42%	(0.20)%
Return on average equity	14.49%	16.79%	(2.30)%
Net interest margin (1)	2.95%	3.16%	(0.21)%
Efficiency ratio (1) (2)	53.52%	47.04%	6.48%
Dividend payout ratio	47.24%	39.53%	7.71%
Average equity to average assets ratio	8.42%	8.48%	(0.06)%

	As of March 31,
	2019	2018	Change
Texas ratio (2)	0.86%	1.08%	(0.22)%
Equity to assets ratio	8.49%	8.52%	(0.03)%
Tangible common equity ratio	8.49%	8.52%	(0.03)%
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2019	2018	Change	Change- %	2019	2018	Change	Change- %	2019	2018	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$364,264	$326,710	$37,554	11.49%	$4,617	$3,680	$937	25.46%	5.14%	4.57%	0.57%
Real estate (3)	1,364,088	1,163,372	200,716	17.25%	15,708	12,805	2,903	22.67%	4.67%	4.46%	0.21%
Consumer and other	6,435	6,549	(114)	(1.74)%	77	68	9	13.24%	4.89%	4.18%	0.71%
Total loans	1,734,787	1,496,631	238,156	15.91%	20,402	16,553	3,849	23.25%	4.77%	4.49%	0.28%

Investment securities:
Taxable	320,892	304,564	16,328	5.36%	2,328	1,813	515	28.41%	2.90%	2.38%	0.52%
Tax-exempt (3)	116,750	190,160	(73,410)	(38.60)%	866	1,572	(706)	(44.91)%	2.97%	3.31%	(0.34)%
Total investment securities	437,642	494,724	(57,082)	(11.54)%	3,194	3,385	(191)	(5.64)%	2.92%	2.74%	0.18%

Federal funds sold	16,138	21,339	(5,201)	(24.37)%	98	81	17	20.99%	2.46%	1.54%	0.92%
Total interest-earning assets (3)	$2,188,567	$2,012,694	$175,873	8.74%	23,694	20,019	3,675	18.36%	4.39%	4.03%	0.36%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,320,548	$1,213,290	$107,258	8.84%	5,027	2,541	2,486	97.84%	1.54%	0.85%	0.69%
Time deposits	199,587	173,010	26,577	15.36%	937	471	466	98.94%	1.90%	1.10%	0.80%
Total deposits	1,520,135	1,386,300	133,835	9.65%	5,964	3,012	2,952	98.01%	1.59%	0.88%	0.71%
Other borrowed funds	186,196	125,650	60,546	48.19%	1,798	1,302	496	38.10%	3.92%	4.20%	(0.28)%
Total interest-bearing
liabilities	$1,706,331	$1,511,950	$194,381	12.86%	7,762	4,314	3,448	79.93%	1.84%	1.16%	0.68%

Net interest income (FTE) (4)					$15,932	$15,705	$227	1.45%
Net interest spread (FTE)									2.55%	2.87%	(0.32)%
Net interest margin (FTE) (4)									2.95%	3.16%	(0.21)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using a federal income tax rate of 21 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(4)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by a total of 100 basis points in 2018. The current expectation is for the targeted federal funds interest rate to be unchanged in 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2019 declined 21 basis points compared to the three months ended March 31, 2018. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on deposits, partially offset by an increase in yield on loans and investments and a decrease in the rate paid on other borrowed funds. Despite the decline in the net interest margin, tax-equivalent net interest income for the three months ended March 31, 2019 increased $227 compared to the same time period in 2018. The increase in net interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was largely due to an increase in average outstanding loans, partially offset by a decrease in average investments, an increase in average deposit balances and other borrowed funds and an increase in rates on deposits. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2019, particularly if the U.S. Treasury yield curve remains flat or inverted.

For the three months ended March 31, 2019, tax-equivalent interest income on loans increased $3,849 compared to the same time period in 2018. The improvement was due to the increase in average loan balances outstanding and the average yield on loans. The average yield on loans increased by 28 basis points for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, which is less than the increase in the cost of deposits due to the flattening of the yield curve. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balance of investment securities was lower during the three months ended March 31, 2019 than during the same period in 2018. The Company periodically evaluates the bond portfolio and may sell lower performing bonds for reinvestment into higher yielding bonds with similar risk profiles and duration, or for funding loan growth.

The average balance of interest-bearing demand, savings and money market deposits increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in average balances of money market accounts. The average rate paid on interest-bearing demand, savings and money market deposits for the three months ended March 31, 2019 increased 69 basis points compared to the three months ended March 31, 2018. The increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rate throughout 2018. The average balance of time deposits also increased for the three months ended March 31, 2019 compared to the same period in 2018. Interest rates on time deposits increased 80 basis points for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average balance of other borrowed funds increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in short-term FHLB funding. The short-term funding also resulted in a decrease in the average rate paid on borrowed funds, which declined 28 basis points for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  Based upon the most recent evaluation, no provision for loan losses was recorded for the three months ended March 31, 2019. A provision of $150 was recorded for the three months ended March 31, 2018.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2019 and 2018 and related ratios.

	Three Months Ended March 31,
	2019	2018	Change
Balance at beginning of period	$16,689	$16,430	$259
Charge-offs	—	(196)	196
Recoveries	48	81	(33)
Net (charge-offs) recoveries	48	(115)	163
Provision for loan losses charged to operations	—	150	(150)
Balance at end of period	$16,737	$16,465	$272

Average loans outstanding	$1,734,787	$1,496,631

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	(0.03)%

Ratio of allowance for loan losses to average loans outstanding	0.96%	1.10%

Ratio of allowance for loan losses to total loans at end of period	0.96%	1.10%
In general, the growth rate of the U.S. economy appears to be decelerating, but remains relatively stable. Monthly job growth for the first three months of 2019 averaged approximately 180,000 based on preliminary estimates, compared to an average of over 220,000 in all of 2018. The national unemployment rate remained low at 3.8 percent as of March 31, 2019. Gross domestic product increased at an annual rate of 2.2 percent in the fourth quarter of 2018. Activity in the housing market continues at a moderate pace. Short-term interest rates are currently expected to remain unchanged in 2019. Based on the current economic indicators, the Company decided to make no changes to the economic factors within the allowance for loan losses evaluation. In the first three months of 2019, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $53 to a total of $16,627, or 0.95 percent, as of March 31, 2019 compared to $16,574, or 0.96 percent, as of December 31, 2018. Management believed the resulting allowance for loan losses as of March 31, 2019 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended March 31,
Noninterest income:	2019	2018	Change	Change %
Service charges on deposit accounts	$611	$649	$(38)	(5.86)%
Debit card usage fees	375	399	(24)	(6.02)%
Trust services	483	445	38	8.54%
Increase in cash value of bank-owned life insurance	152	158	(6)	(3.80)%
Realized investment securities losses, net	(88)	—	(88)	N/A
Other income:
Gain on sale of premises	307	—	307	N/A
All other income	279	262	17	6.49%
Total other income	586	262	324	123.66%
Total noninterest income	$2,119	$1,913	$206	10.77%
The net losses on sales of investment securities during 2019 primarily resulted from the Company's strategy to reposition certain components of the investment portfolio into higher yielding securities without increasing the risk profile of the portfolio and liquidity needed for loan funding. The Company recognized a gain on sale of premises during 2019 related to the sale of the Iowa City branch facility. The Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2019	2018	Change	Change %
Salaries and employee benefits	$5,460	$4,513	$947	20.98%
Occupancy	1,233	1,223	10	0.82%
Data processing	680	676	4	0.59%
FDIC insurance	219	162	57	35.19%
Professional fees	234	234	—	—%
Director fees	251	249	2	0.80%
Other expenses:
Marketing	47	45	2	4.44%
Business development	268	218	50	22.94%
Insurance expense	93	92	1	1.09%
Charitable contributions	45	75	(30)	(40.00)%
Postage and courier	73	69	4	5.80%
Subscriptions	91	91	—	—%
Trust	97	93	4	4.30%
Consulting fees	62	65	(3)	(4.62)%
Low income housing projects amortization	71	134	(63)	(47.01)%
New market tax credit project amortization	230	—	230	N/A
All other	390	348	42	12.07%
Total other	1,467	1,230	237	19.27%
Total noninterest expense	$9,544	$8,287	$1,257	15.17%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, partially due to our expansion in Minnesota. In the first quarter of 2019, West Bank added 11 full time employees for our new loan production activities in three Minnesota markets, of which nine were hired in March 2019. As a result, salaries and employee benefits is expected to increase in subsequent quarters due to subsequent quarters reflecting salaries and employee benefits for the new employees for the full quarter. Other increases in salaries and employee benefits were normal operating increases. Occupancy expense is also expected to increase during the remainder of 2019, as three locations for the new loan production offices in Minnesota have been identified and leases have been signed for either three or five year terms. For the first three months of 2019, compensation, professional fees and occupancy costs related to the Company's new growth strategy totaled $453 on a pre-tax basis.
FDIC insurance expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The FDIC assessment rate calculation includes a series of risk-based factors. Changes in West Bank's loan mix and asset growth have had the most significant impact on the FDIC insurance assessment compared to last year. In January 2019, West Bank was notified by the FDIC regarding eligibility for small bank assessment credits. The FDIC will automatically apply small bank assessment credits to offset regular deposit insurance assessments for assessment periods where the Deposit Insurance Fund reserve ratio is at or above 1.38 percent until all credits are used. The Deposit Insurance Fund reserve ratio was 1.36 percent as of December 31, 2018. West Bank's small bank assessment credit is $498. When the Deposit Insurance Fund reserve ratio reaches 1.38 percent, the credits will be applied, and our FDIC insurance expense will be reduced.

The Company recognized amortization expense related to an investment in a new market tax credit project in the first quarter of 2019. The amortization is expected to be a recurring expense through the seven-year term of the tax credit.

Income Tax Expense

The Company recorded income tax expense of $1,565 (18.5 percent of pre-tax income) for the three months ended March 31, 2019, compared with $1,508 (17.0 percent of pre-tax income) for the three months ended March 31, 2018. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the three months ended March 31, 2019 and 2018, a tax benefit of $37 and $238, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first three months of 2019 and 2018 were also impacted by year-to-date federal low income housing tax credits and new markets tax credit of approximately $316 and $125, respectively.

FINANCIAL CONDITION

The Company had total assets of $2,312,091 as of March 31, 2019, compared to total assets of $2,296,568 as of December 31, 2018. Fluctuations in the balance sheet included increases in loans, premises and equipment, other liabilities and deposits, and decreases in investments and FHLB advances. A summary of changes in the balance sheet components is provided below.

Investment Securities

The balance of investment securities available for sale declined by $19,795 during the three months ended March 31, 2019. State and political subdivision securities declined by $60,393 during the three months ended March 31, 2019. State and political subdivision securities were sold during the first quarter of 2019, and the proceeds were used for liquidity purposes or for reinvestment into collateralized mortgage obligations which was part of a reinvestment strategy to improve yield without significantly changing the risk profile of the portfolio. Government agency guaranteed collateralized mortgage obligations increased by $23,852. In addition, the Company invested $19,887 in collateralized loan obligations (CLOs) during the first quarter of 2019. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At March 31, 2019, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA.

As of March 31, 2019, approximately 63 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Loans and Nonperforming Assets

Loans outstanding increased $27,000 from $1,721,830 as of December 31, 2018 to $1,748,830 as of March 31, 2019. Changes in the loan portfolio during the first three months of 2019 included increases of $24,512 in construction, land and land development loans and $7,891 in commercial loans, partially offset by a reduction of $5,103 in commercial real estate loans. The Company continues to focus on business development efforts in all of its markets. Loan production activities began in Owatonna, Mankato and St. Cloud, Minnesota during March of 2019. Management believes organic loan growth will occur in all of our markets during the remainder of 2019.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.86 percent as of March 31, 2019, compared to 0.93 percent as of December 31, 2018.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the Company's loan portfolio is heavily concentrated in real estate and its real estate portfolio levels exceed these regulatory guidelines, it has established risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2018 was presented in the Company's Form 10-K filed with the SEC on February 28, 2019 and the Company has not experienced any material changes to that analysis since December 31, 2018.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2019	December 31, 2018	Change
Nonaccrual loans	$1,827	$1,928	$(101)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	1,827	1,928	(101)
Other real estate owned	—	—	—
Total nonperforming assets	$1,827	$1,928	$(101)

Nonperforming loans to total loans	0.10%	0.11%	(0.01)%
Nonperforming assets to total assets	0.08%	0.08%	—%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of March 31, 2019 and December 31, 2018 with balances of $616 and $652, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Note 4 to the financial statements.

Premises and Equipment

In the first quarter of 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This guidance requires the recognition of certain leases on the balance sheet as right-of-use assets and lease liabilities. As of March 31, 2019, the Company leases real estate for its main office, six branch offices, one loan production office and office space for operations departments under various operating lease agreements. The right-of-use assets, included in premises and equipment, and lease liabilities, included in other liabilities, were $9,549,000 and $9,785,000 as of March 31, 2019, respectively. Subsequent to March 31, 2019, two additional leases will commence for loan production offices in Minnesota.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Deposits

Deposits increased $13,794 during the first three months of 2019.  Noninterest-bearing and interest-bearing demand accounts declined $11,844 and $26,114, respectively, while savings accounts, which include money market accounts, increased $57,133 from December 31, 2018 to March 31, 2019. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits decreased $5,381 during the first three months of 2019.

Borrowed Funds

In the first three months of 2019, $60,000 of short-term FHLB advances matured. In a strategy to manage its exposures to the variability in interest payments due to interest rate movements, the Company entered into two interest rate swaps in January 2019 with a total notional amount of $50,000 to hedge the interest payments of rolling fixed-rate three-month funding consisting of FHLB advances or brokered deposits. As part of this strategy, the Company entered into two fixed-rate three-month FHLB advances totaling $50,000 in the first quarter of 2019.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $47,539 as of March 31, 2019 compared with $47,474 as of December 31, 2018.

As of March 31, 2019, West Bank had additional borrowing capacity available from the FHLB of approximately $314,000, as well as approximately $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $6,645 to liquidity for the three months ended March 31, 2019.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2019.

The Company's total stockholders' equity increased to $196,270 at March 31, 2019 from $191,023 at December 31, 2018.  The increase was primarily the result of net income less dividends paid, and an increase in accumulated other comprehensive income. At March 31, 2019, the Company's tangible common equity as a percent of tangible assets was 8.49 percent compared to 8.32 percent as of December 31, 2018.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$237,984	11.49%	$165,696	8.00%	$217,476	10.50%	N/A	N/A
West Bank	247,315	11.95%	165,582	8.00%	217,327	10.50%	$206,978	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	221,247	10.68%	124,272	6.00%	176,052	8.50%	N/A	N/A
West Bank	230,578	11.14%	124,187	6.00%	175,931	8.50%	165,582	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	201,247	9.72%	93,204	4.50%	144,984	7.00%	N/A	N/A
West Bank	230,578	11.14%	93,140	4.50%	144,885	7.00%	134,536	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	221,247	9.61%	92,110	4.00%	92,110	4.00%	N/A	N/A
West Bank	230,578	10.02%	92,047	4.00%	92,047	4.00%	115,059	5.00%

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$234,526	11.50%	$163,213	8.00%	$201,466	9.875%	N/A	N/A
West Bank	245,962	12.07%	163,076	8.00%	201,297	9.875%	$203,845	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	217,837	10.68%	122,410	6.00%	160,663	7.875%	N/A	N/A
West Bank	229,273	11.25%	122,307	6.00%	160,528	7.875%	163,076	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	197,837	9.70%	91,807	4.50%	130,060	6.375%	N/A	N/A
West Bank	229,273	11.25%	91,730	4.50%	129,951	6.375%	132,499	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	217,837	9.74%	89,485	4.00%	89,485	4.00%	N/A	N/A
West Bank	229,273	10.26%	89,410	4.00%	89,410	4.00%	111,762	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2018 was 1.875 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2019, the ratios for the Company and West Bank were sufficient to meet the conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on February 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
3.1	Amended and Restated Bylaws of West Bancorporation, Inc. as of January 23, 2019 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on January 24, 2019)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

April 25, 2019	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 25, 2019	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 25, 2019	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)