Form 10-Q
period 2019-06-30
WEST BANCORPORATION INC
filed 2019-07-25
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  0-49677

WEST BANCORPORATION, INC.
(Exact Name of Registrant as Specified in its Charter)

IOWA	42-1230603
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 22nd Street, West Des Moines, Iowa	50266
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (515) 222-2300

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	WTBA	The Nasdaq Global Select Market

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

Yes  ☐                      No  ☒

As of July 24, 2019, there were 16,379,752 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$45,286	$46,369
Federal funds sold	47,278	1,105
Cash and cash equivalents	92,564	47,474
Investment securities available for sale, at fair value	398,534	453,758
Federal Home Loan Bank stock, at cost	10,826	12,037
Loans	1,792,718	1,721,830
Allowance for loan losses	(16,737)	(16,689)
Loans, net	1,775,981	1,705,141
Premises and equipment, net	30,447	21,491
Accrued interest receivable	7,937	7,631
Bank-owned life insurance	34,563	34,249
Deferred tax assets, net	4,901	6,518
Other assets	7,123	8,269
Total assets	$2,362,876	$2,296,568

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$373,627	$400,530
Interest-bearing demand	321,747	336,089
Savings	974,769	950,501
Time of $250 or more	50,980	55,745
Other time	244,664	151,664
Total deposits	1,965,787	1,894,529
Federal funds purchased	2,280	19,985
Subordinated notes, net	20,432	20,425
Federal Home Loan Bank advances, net	128,621	137,878
Long-term debt	22,982	27,040
Accrued expenses and other liabilities	20,839	5,688
Total liabilities	2,160,941	2,105,545
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,379,752 and 16,295,494 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	25,691	25,128
Retained earnings	176,567	169,709
Accumulated other comprehensive loss	(3,323)	(6,814)
Total stockholders' equity	201,935	191,023
Total liabilities and stockholders' equity	$2,362,876	$2,296,568
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$21,108	$17,168	$41,496	$33,642
Investment securities:
Taxable	2,632	1,886	4,960	3,699
Tax-exempt	485	1,306	1,322	2,668
Federal funds sold	110	177	208	258
Total interest income	24,335	20,537	47,986	40,267
Interest expense:
Deposits	6,670	3,798	12,634	6,810
Federal funds purchased	115	52	202	79
Subordinated notes	256	284	508	532
Federal Home Loan Bank advances	1,093	907	2,366	1,739
Long-term debt	163	197	349	392
Total interest expense	8,297	5,238	16,059	9,552
Net interest income	16,038	15,299	31,927	30,715
Provision for loan losses	—	—	—	150
Net interest income after provision for loan losses	16,038	15,299	31,927	30,565
Noninterest income:
Service charges on deposit accounts	600	627	1,211	1,276
Debit card usage fees	434	433	809	832
Trust services	481	575	964	1,020
Increase in cash value of bank-owned life insurance	162	152	314	310
Realized investment securities gains (losses), net	23	(25)	(65)	(25)
Other income	299	261	885	523
Total noninterest income	1,999	2,023	4,118	3,936
Noninterest expense:
Salaries and employee benefits	5,424	4,775	10,884	9,288
Occupancy	1,344	1,258	2,577	2,481
Data processing	716	674	1,396	1,350
FDIC insurance	185	165	404	327
Professional fees	209	178	443	412
Director fees	258	261	509	510
Write-down of premises	—	333	—	333
Other expenses	1,614	1,314	3,081	2,544
Total noninterest expense	9,750	8,958	19,294	17,245
Income before income taxes	8,287	8,364	16,751	17,256
Income taxes	1,629	1,600	3,194	3,108
Net income	$6,658	$6,764	$13,557	$14,148

Basic earnings per common share	$0.41	$0.42	$0.83	$0.87
Diluted earnings per common share	$0.41	$0.41	$0.83	$0.86
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$6,658	$6,764	$13,557	$14,148
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	7,050	(1,226)	11,967	(8,191)
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	—	—	363
Plus: reclassification adjustment for net (gains) losses realized in net income	(23)	25	65	25
Less: other reclassification adjustment	—	—	—	(36)
Income tax benefit (expense)	(1,757)	301	(3,008)	1,962
Other comprehensive income (loss) on investment securities	5,270	(900)	9,024	(5,877)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(4,729)	1,003	(7,170)	2,548
Plus: reclassification adjustment for net (gains) losses on derivatives realized in net income	(114)	(2)	(251)	35
Plus: reclassification adjustment for amortization of derivative termination costs	24	24	47	47
Income tax benefit (expense)	1,203	(257)	1,841	(659)
Other comprehensive income (loss) on derivatives	(3,616)	768	(5,533)	1,971
Total other comprehensive income (loss)	1,654	(132)	3,491	(3,906)
Comprehensive income	$8,312	$6,632	$17,048	$10,242

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2019	$—	16,357,752	$3,000	$24,898	$173,349	$(4,977)	$196,270
Net income	—	—	—	—	6,658	—	6,658
Other comprehensive income, net of tax	—	—	—	—	—	1,654	1,654
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,440)	—	(3,440)
Stock-based compensation costs	—	—	—	793	—	—	793
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	22,000	—	—	—	—	—
Balance, June 30, 2019	$—	16,379,752	$3,000	$25,691	$176,567	$(3,323)	$201,935

	Three Months Ended June 30, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2018	$—	16,271,494	$3,000	$22,916	$158,362	$(6,036)	$178,242
Net income	—	—	—	—	6,764	—	6,764
Other comprehensive loss, net of tax	—	—	—	—	—	(132)	(132)
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,259)	—	(3,259)
Stock-based compensation costs	—	—	—	737	—	—	737
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	24,000	—	—	—	—	—
Balance, June 30, 2018	$—	16,295,494	$3,000	$23,653	$161,867	$(6,168)	$182,352

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	13,557	—	13,557
Other comprehensive income, net of tax	—	—	—	—	—	3,491	3,491
Cash dividends declared, $0.41 per common share	—	—	—	—	(6,699)		(6,699)
Stock-based compensation costs	—	—	—	1,424	—	—	1,424
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, June 30, 2019	$—	16,379,752	$3,000	$25,691	$176,567	$(3,323)	$201,935

	Six Months Ended June 30, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	14,148	—	14,148
Other comprehensive loss, net of tax	—	—	—	—	—	(3,906)	(3,906)
Cash dividends declared, $0.38 per common share	—	—	—	—	(6,178)	—	(6,178)
Stock-based compensation costs	—	—	—	1,266	—	—	1,266
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, June 30, 2018	$—	16,295,494	$3,000	$23,653	$161,867	$(6,168)	$182,352

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$13,557	$14,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	150
Net amortization and accretion	2,026	2,528
Investment securities losses, net	65	25
Stock-based compensation	1,424	1,266
Increase in cash value of bank-owned life insurance	(314)	(310)
Gain on sale of premises	(307)	—
Depreciation	698	703
Write-down of premises	—	333
Deferred income taxes	450	122
Change in assets and liabilities:
Increase in accrued interest receivable	(306)	(520)
Increase in other assets	(689)	(1,204)
Increase (decrease) in accrued expenses and other liabilities	9	(254)
Net cash provided by operating activities	16,613	16,987
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	145,342	9,216
Proceeds from maturities and calls of investment securities	19,403	20,937
Purchases of securities available for sale	(98,784)	(76,796)
Purchases of Federal Home Loan Bank stock	(22,378)	(6,854)
Proceeds from redemption of Federal Home Loan Bank stock	23,589	6,826
Net increase in loans	(70,840)	(23,966)
Proceeds from sale of premises	604	—
Purchases of premises and equipment	(394)	(67)
Net cash used in investing activities	(3,458)	(70,704)
Cash Flows from Financing Activities:
Net increase in deposits	71,258	81,116
Net increase (decrease) in federal funds purchased	(17,705)	315
Principal payments on Federal Home Loan Bank advances	(110,000)	—
Proceeds from Federal Home Loan Bank advances	100,000	—
Principal payments on long-term debt	(4,058)	(3,306)
Common stock dividends paid	(6,699)	(6,178)
Restricted stock units withheld for payroll taxes	(861)	(1,076)
Net cash provided by financing activities	31,935	70,871
Net increase in cash and cash equivalents	45,090	17,154
Cash and Cash Equivalents:
Beginning	47,474	47,949
Ending	$92,564	$65,103

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$15,647	$9,457
Income taxes	1,560	2,020

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liability and right-of-use asset	$10,435	$—
Transfer of investment securities held to maturity to available for sale	—	45,527
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2019 and December 31, 2018, net income, comprehensive income and changes in stockholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. For public companies, this update was effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allowed existing leases to retain their classification as operating leases. The Company also elected the option to account for lease and related non-lease components as a single lease component, and the option not to recognize right-of-use assets and lease liabilities arising from short-term leases (leases with terms of twelve months or less). Lease liabilities are measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term. Implementation of the guidance resulted in the recording of a right-of-use asset, included in premises and equipment, and an operating lease liability, included in other liabilities, on the consolidated balance sheet; however it did not have a material impact on the Company's other consolidated financial statements. See additional disclosures in Note 9.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis will be determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses will be added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses will be recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In July 2019, the FASB proposed changes to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB.

The Company is developing its approach for determining the expected credit losses under the new guidance.  The Company continues collecting and retaining historical loan and credit data and is currently evaluating alternative loss estimation models. While the Company currently cannot reasonably estimate the impact of adopting this standard, the Company expects the impact will be influenced by the composition, risk characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to the credit losses will be effective for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$6,658	$6,764	$13,557	$14,148

Weighted average common shares outstanding	16,374	16,289	16,337	16,254
Weighted average effect of restricted stock units outstanding	63	102	76	146
Diluted weighted average common shares outstanding	16,437	16,391	16,413	16,400

Basic earnings per common share	$0.41	$0.42	$0.83	$0.87
Diluted earnings per common share	$0.41	$0.41	$0.83	$0.86
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	166	130	195	69

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$48,608	$1,081	$(11)	$49,678
Collateralized mortgage obligations (1)	194,529	1,339	(685)	195,183
Mortgage-backed securities (1)	55,679	284	(92)	55,871
Asset-backed securities (2)	24,434	59	(38)	24,455
Collateralized loan obligations	54,780	3	(435)	54,348
Corporate notes	19,303	85	(389)	18,999
	$397,333	$2,851	$(1,650)	$398,534

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$152,293	$156	$(3,293)	$149,156
Collateralized mortgage obligations (1)	161,392	—	(4,388)	157,004
Mortgage-backed securities (1)	64,813	—	(1,435)	63,378
Asset-backed securities (2)	32,076	2	(175)	31,903
Trust preferred security	2,153	—	(253)	1,900
Corporate notes	51,862	124	(1,569)	50,417
	$464,589	$282	$(11,113)	$453,758

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by FHLMC or FNMA, real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.

(2)	Pass-through asset-backed securities guaranteed by the SBA.

Investment securities with an amortized cost of approximately $149,025 and $126,531 as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of June 30, 2019, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$2,000	$2,001
Due after one year through five years	4,979	4,981
Due after five years through ten years	68,942	68,215
Due after ten years	46,770	47,828
	122,691	123,025
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	274,642	275,509
	$397,333	$398,534
The details of the sales of investment securities available for sale for the three and six months ended June 30, 2019 and 2018 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$83,068	$9,216	$145,342	$9,216
Gross gains on sales	698	34	831	34
Gross losses on sales	675	59	896	59

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$—	$—	$3,444	$(11)	$3,444	$(11)
Collateralized mortgage obligations	19,157	(193)	72,037	(492)	91,194	(685)
Mortgage-backed securities	—	—	8,981	(92)	8,981	(92)
Asset-backed securities	—	—	14,721	(38)	14,721	(38)
Collateralized loan obligations	49,366	(435)	—	—	49,366	(435)
Corporate notes	1,974	(30)	9,640	(359)	11,614	(389)
	$70,497	$(658)	$108,823	$(992)	$179,320	$(1,650)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$21,264	$(221)	$102,853	$(3,072)	$124,117	$(3,293)
Collateralized mortgage obligations	32,230	(250)	124,775	(4,138)	157,005	(4,388)
Mortgage-backed securities	10,960	(103)	51,823	(1,332)	62,783	(1,435)
Asset-backed securities	6,668	(31)	16,486	(144)	23,154	(175)
Trust preferred security	—	—	1,900	(253)	1,900	(253)
Corporate notes	19,470	(611)	19,041	(958)	38,511	(1,569)
	$90,592	$(1,216)	$316,878	$(9,897)	$407,470	$(11,113)
As of June 30, 2019, the available for sale securities with unrealized losses included seven state and political subdivision securities, 27 collateralized mortgage obligation securities, three mortgage-backed securities, four asset-backed securities, eight collateralized loan obligation securities and four corporate notes. The Company believed the unrealized losses on securities available for sale as of June 30, 2019 were due to market conditions rather than reduced estimated cash flows. At June 30, 2019, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of June 30, 2019.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Commercial	$398,329	$358,763
Real estate:
Construction, land and land development	243,518	245,810
1-4 family residential first mortgages	49,446	49,052
Home equity	11,789	14,469
Commercial	1,085,282	1,050,025
Consumer and other	6,821	6,211
	1,795,185	1,724,330
Net unamortized fees and costs	(2,467)	(2,500)
	$1,792,718	$1,721,830
Real estate loans of approximately $820,000 and $800,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2019 and December 31, 2018, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $580 and $652 as of June 30, 2019 and December 31, 2018, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2019. There was one loan modification considered to be TDR, with a pre- and post-modification recorded investment of $560, that occurred during the three and six months ended June 30, 2018.

No TDR loans that were modified within the twelve months preceding June 30, 2019 have subsequently had a payment default. One TDR loan that was modified within the twelve months preceding June 30, 2018, with a recorded investment of $529, has subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$845	$845	$—	$1,014	$1,014	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	19	19	—	106	106	—
Home equity	36	36	—	41	41	—
Commercial	580	580	—	652	652	—
Consumer and other	—	—	—	—	—	—
	1,480	1,480	—	1,813	1,813	—
With an allowance recorded:
Commercial	—	—	—	15	15	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	91	91	91	100	100	100
Consumer and other	—	—	—	—	—	—
	91	91	91	115	115	115
Total:
Commercial	845	845	—	1,029	1,029	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	19	19	—	106	106	—
Home equity	36	36	—	41	41	—
Commercial	671	671	91	752	752	100
Consumer and other	—	—	—	—	—	—
	$1,571	$1,571	$91	$1,928	$1,928	$115

The balance of impaired loans at June 30, 2019 and December 31, 2018 was composed of seven and ten different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$906	$—	$902	$—	$946	$—	$543	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	40	6	119	—	67	6	117	—
Home equity	30	2	172	—	34	2	172	—
Commercial	598	—	768	—	616	—	529	—
Consumer and other	—	—	—	—	—	—	—	—
	1,574	8	1,961	—	1,663	8	1,361	—
With an allowance recorded:
Commercial	11	—	—	—	6	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	17	—	—	—	18	—
Commercial	93	—	112	—	52	—	114	—
Consumer and other	—	—	—	—	—	—	—	—
	104	—	129	—	58	—	132	—
Total:
Commercial	917	—	902	—	952	—	543	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	40	6	119	—	67	6	117	—
Home equity	30	2	189	—	34	2	190	—
Commercial	691	—	880	—	668	—	643	—
Consumer and other	—	—	—	—	—	—	—	—
	$1,678	$8	$2,090	$—	$1,721	$8	$1,493	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$899	$—	$899	$396,585	$845	$398,329
Real estate:
Construction, land and
land development	—	—	—	—	243,518	—	243,518
1-4 family residential
first mortgages	267	—	—	267	49,160	19	49,446
Home equity	—	—	—	—	11,753	36	11,789
Commercial	—	—	—	—	1,084,611	671	1,085,282
Consumer and other	—	—	—	—	6,821	—	6,821
Total	$267	$899	$—	$1,166	$1,792,448	$1,571	$1,795,185

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$54	$—	$—	$54	$357,680	$1,029	$358,763
Real estate:
Construction, land and
land development	—	—	—	—	245,810	—	245,810
1-4 family residential
first mortgages	157	—	—	157	48,789	106	49,052
Home equity	—	—	—	—	14,428	41	14,469
Commercial	—	—	—	—	1,049,273	752	1,050,025
Consumer and other	—	—	—	—	6,211	—	6,211
Total	$211	$—	$—	$211	$1,722,191	$1,928	$1,724,330

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$376,605	$19,944	$1,780	$—	$398,329
Real estate:
Construction, land and land development	243,518	—	—	—	243,518
1-4 family residential first mortgages	48,320	1,049	77	—	49,446
Home equity	11,712	41	36	—	11,789
Commercial	1,055,112	28,151	2,019	—	1,085,282
Consumer and other	6,821	—	—	—	6,821
Total	$1,742,088	$49,185	$3,912	$—	$1,795,185

	December 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$336,861	$19,886	$2,016	$—	$358,763
Real estate:
Construction, land and land development	245,810	—	—	—	245,810
1-4 family residential first mortgages	47,923	963	166	—	49,052
Home equity	14,352	46	71	—	14,469
Commercial	1,019,256	29,063	1,706	—	1,050,025
Consumer and other	6,186	—	25	—	6,211
Total	$1,670,388	$49,958	$3,984	$—	$1,724,330
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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,528	$2,597	$236	$162	$10,129	$85	$16,737
Charge-offs	(55)	—	—	—	—	—	(55)
Recoveries	38	—	6	3	2	6	55
Provision (1)	221	(311)	(20)	(26)	144	(8)	—
Ending balance	$3,732	$2,286	$222	$139	$10,275	$83	$16,737

	Three Months Ended June 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,582	$1,853	$320	$186	$10,442	$82	$16,465
Charge-offs	(13)	—	—	—	—	—	(13)
Recoveries	51	—	3	5	4	3	66
Provision (1)	53	58	(19)	(9)	(77)	(6)	—
Ending balance	$3,673	$1,911	$304	$182	$10,369	$79	$16,518

	Six Months Ended June 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(55)	—	—	—	—	—	(55)
Recoveries	59	—	9	23	6	6	103
Provision (1)	220	(98)	(37)	(55)	(32)	2	—
Ending balance	$3,732	$2,286	$222	$139	$10,275	$83	$16,737

	Six Months Ended June 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(1)	—	—	(209)
Recoveries	110	—	7	11	7	12	147
Provision (1)	(95)	(302)	(22)	(14)	592	(9)	150
Ending balance	$3,673	$1,911	$304	$182	$10,369	$79	$16,518

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2019 and December 31, 2018.

	June 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$91	$—	$91
Collectively evaluated for impairment	3,732	2,286	222	139	10,184	83	16,646
Total	$3,732	$2,286	$222	$139	$10,275	$83	$16,737

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$15	$—	$—	$—	$100	$—	$115
Collectively evaluated for impairment	3,493	2,384	250	171	10,201	75	16,574
Total	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2019 and December 31, 2018.

	June 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$845	$—	$19	$36	$671	$—	$1,571
Collectively evaluated for impairment	397,484	243,518	49,427	11,753	1,084,611	6,821	1,793,614
Total	$398,329	$243,518	$49,446	$11,789	$1,085,282	$6,821	$1,795,185

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,029	$—	$106	$41	$752	$—	$1,928
Collectively evaluated for impairment	357,734	245,810	48,946	14,428	1,049,273	6,211	1,722,402
Total	$358,763	$245,810	$49,052	$14,469	$1,050,025	$6,211	$1,724,330

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company has entered into various interest rate swaps as part of its interest rate risk management strategy. The Company uses interest rate swap agreements to manage its exposures to the variability in interest payments due to interest rate movements. The interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. The Company has three interest rate swaps hedging the variable interest payments on certain borrowings and customer deposits. In the first half of 2019, the Company entered into four additional interest rate swaps to hedge the interest payments of rolling fixed-rate one or three-month funding consisting of FHLB advances or brokered deposits. The interest rate swaps are designated as cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by counterparties to the interest rate swaps, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2019 and December 31, 2018, the Company pledged $5,650 and $0, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $120 and $2,410 at June 30, 2019 and December 31, 2018, respectively. The Company estimates there will be approximately $398 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending June 30, 2020. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of June 30, 2019 and December 31, 2018.

	Notional Amount	Fair Value	Balance Sheet Category	Receive Floating Rate	Pay Fixed Rate	Maturity
June 30, 2019
Interest rate swap	$30,000	$(109)	Other Liabilities	2.70%	2.52%	9/21/2020
Interest rate swap	20,000	29	Other Assets	5.37%	4.81%	9/30/2026
Interest rate swap	60,000	(2,389)	Other Liabilities	2.49%	2.31%	12/31/2025
Interest rate swap	25,000	(965)	Other Liabilities	2.55%	2.57%	2/8/2024
Interest rate swap	25,000	(1,328)	Other Liabilities	2.58%	2.62%	1/8/2026
Interest rate swap	25,000	(354)	Other Liabilities	2.41%	1.93%	6/10/2027
Interest rate swap	25,000	(441)	Other Liabilities	2.41%	2.01%	6/10/2029
December 31, 2018
Interest rate swap	$30,000	$221	Other Assets	3.10%	2.52%	9/21/2020
Interest rate swap	20,000	1,199	Other Assets	5.58%	4.81%	9/30/2026
Interest rate swap	60,000	443	Other Assets	2.50%	2.31%	12/31/2025
The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2019 and 2018.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Gain (Loss)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Category	2019	2018
Interest rate swaps	$(7,170)	$2,548	Interest Expense	$204	$(82)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$4,184	$4,172
Net unrealized losses on securities available for sale	—	2,708
Net unrealized losses on interest rate swaps	1,412	—
Lease liability	2,449	—
Accrued expenses	186	346
Restricted stock compensation	440	704
State net operating loss carryforward	1,075	1,021
Capital loss carryforward	3	—
Other	62	67
	9,811	9,018
Deferred tax liabilities:
Right-of-use asset	2,390	—
Net deferred loan fees and costs	185	183
Net unrealized gains on securities available for sale	300	—
Net unrealized gains on interest rate swaps	—	429
Premises and equipment	757	694
Other	200	173
	3,832	1,479
Net deferred tax assets before valuation allowance	5,979	7,539
Valuation allowance	(1,078)	(1,021)
Net deferred tax assets	$4,901	$6,518
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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 and 2018.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	8,975	(5,378)	3,597
Amounts reclassified from accumulated other comprehensive income	49	(155)	(106)
Net current period other comprehensive income (loss)	9,024	(5,533)	3,491
Balance, June 30, 2019	$901	$(4,224)	$(3,323)

Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(6,143)	1,911	(4,232)
Amounts reclassified from accumulated other comprehensive income	(7)	60	53
Net current period other comprehensive income (loss)	(5,877)	1,971	(3,906)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, June 30, 2018	$(8,589)	$2,421	$(6,168)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Commitments to extend credit	$650,001	$641,581
Standby letters of credit	7,126	6,631
	$657,127	$648,212
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $71,797 and $78,024 at June 30, 2019 and December 31, 2018, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,241 and $4,421 as of June 30, 2019 and December 31, 2018, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

9. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Company leases real estate for its main office, nine branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2021 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining life of the term of these leases was 8.0 years as of June 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate used in the measurement of the operating lease liability was 3.15% as of June 30, 2019.

The total operating lease costs were $411 and $793 for the three and six months ended June 30, 2019, respectively. The right-of-use asset and lease liability were $9,558 and $9,794 as of June 30, 2019, respectively.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2019.

2019	$841
2020	1,681
2021	1,627
2022	1,583
2023	1,565
Thereafter	3,882
Total lease payments	11,179
Less: interest	(1,385)
Present value of lease liability	$9,794

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$49,678	$—	$49,678	$—
Collateralized mortgage obligations	195,183	—	195,183	—
Mortgage-backed securities	55,871	—	55,871	—
Asset-backed securities	24,455	—	24,455	—
Collateralized loan obligations	54,348	—	54,348	—
Corporate notes	18,999	—	18,999	—
Derivative instruments, interest rate swaps	29	—	29	—

Financial liabilities:
Derivative instruments, interest rate swaps	$5,586	$—	$5,586	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$149,156	$—	$149,156	$—
Collateralized mortgage obligations	157,004	—	157,004	—
Mortgage-backed securities	63,378	—	63,378	—
Asset-backed securities	31,903	—	31,903	—
Trust preferred security	1,900	—	1,900	—
Corporate notes	50,417	—	50,417	—
Derivative instrument, interest rate swap	1,863	—	1,863	—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both June 30, 2019 and December 31, 2018, impaired loans with a fair value adjustment had a net book value of $0.  Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2019 and December 31, 2018.

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$45,286	$45,286	$46,369	$46,369
Federal funds sold	Level 1	47,278	47,278	1,105	1,105
Investment securities available for sale	Level 2	398,534	398,534	453,758	453,758
Federal Home Loan Bank stock	Level 1	10,826	10,826	12,037	12,037
Loans, net	Level 2	1,775,981	1,792,335	1,705,141	1,688,700
Accrued interest receivable	Level 1	7,937	7,937	7,631	7,631
Interest rate swaps	Level 2	29	29	1,863	1,863
Financial liabilities:
Deposits	Level 2	$1,965,787	$1,966,304	$1,894,529	$1,893,621
Federal funds purchased	Level 1	2,280	2,280	19,985	19,985
Subordinated notes, net	Level 2	20,432	16,894	20,425	15,498
Federal Home Loan Bank advances, net	Level 2	128,621	128,621	137,878	137,878
Long-term debt	Level 2	22,982	22,954	27,040	27,000
Accrued interest payable	Level 1	1,729	1,729	1,317	1,317
Interest rate swaps	Level 2	5,586	5,586	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; and any other risks described in the “Risk Factors” sections of other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$16,038	$15,299	$31,927	$30,715
Tax-equivalent adjustment (1)	25	236	68	525
Net interest income on an FTE basis (non-GAAP)	16,063	15,535	31,995	31,240
Average interest-earning assets	2,224,024	2,044,821	2,206,394	2,028,846
Net interest margin on an FTE basis (non-GAAP)	2.90%	3.05%	2.92%	3.11%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$16,063	$15,535	$31,995	$31,240
Noninterest income	1,999	2,023	4,118	3,936
Adjustment for realized investment securities (gains) losses, net	(23)	25	65	25
Adjustment for gain on sale of premises	—	—	(307)	—
Adjusted income	18,039	17,583	35,871	35,201
Noninterest expense	9,750	8,958	19,294	17,245
Adjustment for write-down of premises	—	(333)	—	(333)
Adjusted expense	9,750	8,625	19,294	16,912
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	54.05%	49.05%	53.79%	48.05%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which invested in new market tax credit activities in 2018) and WB Funding Corporation (which was liquidated in March 2018). Results of operations for the three and six months ended June 30, 2019 are compared to the results for the same periods in 2018, and the consolidated financial condition of the Company as of June 30, 2019 is compared to December 31, 2018. The Company operates in these primary markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville, Iowa; and the Rochester, Minnesota area. In March 2019, the Company expanded into three new Minnesota markets which include Owatonna, Mankato and St. Cloud, Minnesota. In May 2019, West Bank received regulatory approval for full branch office operations in these three new locations.

As announced on March 4, 2019, the Company's growth initiative in these three Minnesota markets is expected to cost approximately $3,000 on an annual basis. Twelve new employees have been hired to support this growth initiative. It is difficult to project the timing of attracting new business in these markets and, as a result, the time frame it will take to reach break-even.

Net income for the three months ended June 30, 2019 was $6,658, or $0.41per diluted common share, compared to $6,764, or $0.41 per diluted common share, for the three months ended June 30, 2018. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2019 were 1.14 percent and 13.49 percent, respectively, compared to 1.27 percent and 15.15 percent, respectively, for the three months ended June 30, 2018.

The slight decline in net income for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase in noninterest expense and income taxes and a decrease in noninterest income, partially offset by an increase in net interest income.

Net interest income for the three months ended June 30, 2019 grew $739 compared to the three months ended June 30, 2018. The increase in net interest income was primarily due to a $253,158 increase in average loans outstanding for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, interest expense on deposits increased $2,872 compared to the three months ended June 30, 2018, mainly due to a $156,107 increase in average deposit balances and increases to interest rates on various deposit products as a result of rising market rates throughout 2018. The Company recorded no provision for loan losses for the three months ended June 30, 2019 and 2018.

Noninterest income declined $24 during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mainly due to a decline in trust services and service charges on deposit accounts, partially offset by net realized investment securities gains in 2019. Noninterest expense grew $792 during the three months ended June 30, 2019 compared to the same period in 2018, primarily due to increases in salaries and employee benefits, occupancy costs and the amortization of the investment in a new market tax credit project in 2019, partially offset by a write-down of premises in the 2018 period.

Net income for the six months ended June 30, 2019 was $13,557, or $0.83 per diluted common share, compared to $14,148, or $0.86 per diluted common share, for the six months ended June 30, 2018. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2019 were 1.18 percent and 13.98 percent, respectively, compared to 1.34 percent and 15.96 percent, respectively, for the first six months of 2018.

The decline in net income for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase in noninterest expense and income taxes, partially offset by higher net interest income, lower provision for loan losses and higher noninterest income.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest income for the six months ended June 30, 2019 grew $1,212, or 3.9 percent, compared to the six months ended June 30, 2018, as the impact of increases in the average balance and average yield of total interest-earning assets exceeded the effect of increases in the average balance and average rate paid on total interest-bearing liabilities. Average interest-earning assets for the first six months of 2019 were $177,548 higher than the average interest-earning assets for the first six months of 2018. Average interest-bearing liabilities for the six months ended June 30, 2019 were $193,177 higher than the average interest-bearing liabilities for the six months ended June 30, 2018. Rising market interest rates in 2018 resulted in increases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities for the first six months of 2019 compared to the first six months of 2018. The Company recorded no provision for loan losses for the six months ended June 30, 2019 compared to a provision of $150 in the six months ended June 30, 2018.

Noninterest income increased $182 during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, mainly due to a nonrecurring gain from the sale of the Iowa City branch facility in the first quarter of 2019, partially offset by a decrease in trust services and service charges on deposit accounts and an increase in net realized investment securities losses. Noninterest expense grew $2,049 during the six months ended June 30, 2019 compared to the same time period in 2018, primarily due to increases in salaries and employee benefits, occupancy costs and FDIC insurance and the amortization of the investment in a new market tax credit project in 2019, partially offset by a write-down of premises in the 2018 period.

Total loans outstanding increased $70,888, or 4.1 percent, during the first six months of 2019. Management believes the loan pipeline is strong and that loan growth will continue in all of our markets, including the new markets of Owatonna, Mankato and St. Cloud, Minnesota, during the remainder of 2019. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 0.72 percent as of June 30, 2019. As of June 30, 2019, the allowance for loan losses was 0.93 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio as of that date.

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

	West Bancorporation, Inc.	Peer Group Range
	As of and for the six months ended June 30, 2019	As of and for the three months ended March 31, 2019 (3)
Return on average assets	1.18%	0.63% - 1.49%
Return on average equity	13.98%	7.00% - 15.05%
Efficiency ratio(1) (2)	53.79%	50.31% - 79.18%
Texas ratio(2)	0.72%	1.28% - 19.21%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available

At its meeting on July 24, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend is payable on August 21, 2019, to stockholders of record on August 7, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2019 compared with the same periods in 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Net income	$6,658	$6,764	$(106)	(1.57)%	$13,557	$14,148	$(591)	(4.18)%
Average assets	2,332,190	2,140,649	191,541	8.95%	2,312,602	2,121,867	190,735	8.99%
Average stockholders' equity	197,880	179,100	18,780	10.49%	195,518	178,748	16,770	9.38%

Return on average assets	1.14%	1.27%	(0.13)%		1.18%	1.34%	(0.16)%
Return on average equity	13.49%	15.15%	(1.66)%		13.98%	15.96%	(1.98)%
Net interest margin (1)	2.90%	3.05%	(0.15)%		2.92%	3.11%	(0.19)%
Efficiency ratio (1) (2)	54.05%	49.05%	5.00%		53.79%	48.05%	5.74%
Dividend payout ratio	51.67%	48.18%	3.49%		49.41%	43.67%	5.74%
Average equity to average assets ratio	8.48%	8.37%	0.11%		8.45%	8.42%	0.03%

					As of June 30,
					2019	2018	Change
Texas ratio (2)					0.72%	1.07%	(0.35)%
Equity to assets ratio					8.55%	8.30%	0.25%
Tangible common equity ratio					8.55%	8.30%	0.25%
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2019	2018	Change	Change- %	2019	2018	Change	Change- %	2019	2018	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$384,491	$321,897	$62,594	19.45%	$4,923	$3,821	$1,102	28.84%	5.14%	4.76%	0.38%
Real estate (3)	1,377,528	1,186,686	190,842	16.08%	16,115	13,344	2,771	20.77%	4.69%	4.51%	0.18%
Consumer and other	6,576	6,854	(278)	(4.06)%	82	68	14	20.59%	4.96%	3.98%	0.98%
Total loans	1,768,595	1,515,437	253,158	16.71%	21,120	17,233	3,887	22.56%	4.79%	4.56%	0.23%

Investment securities:
Taxable	370,274	306,983	63,291	20.62%	2,632	1,886	746	39.55%	2.84%	2.46%	0.38%
Tax-exempt (3)	65,976	184,142	(118,166)	(64.17)%	498	1,477	(979)	(66.28)%	3.02%	3.21%	(0.19)%
Total investment securities	436,250	491,125	(54,875)	(11.17)%	3,130	3,363	(233)	(6.93)%	2.87%	2.74%	0.13%

Federal funds sold	19,179	38,259	(19,080)	(49.87)%	110	177	(67)	(37.85)%	2.30%	1.85%	0.45%
Total interest-earning assets (3)	$2,224,024	$2,044,821	$179,203	8.76%	24,360	20,773	3,587	17.27%	4.39%	4.07%	0.32%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,316,525	$1,245,738	$70,787	5.68%	5,218	3,203	2,015	62.91%	1.59%	1.03%	0.56%
Time deposits	262,177	176,857	85,320	48.24%	1,452	595	857	144.03%	2.22%	1.35%	0.87%
Total deposits	1,578,702	1,422,595	156,107	10.97%	6,670	3,798	2,872	75.62%	1.69%	1.07%	0.62%
Other borrowed funds	164,525	128,646	35,879	27.89%	1,627	1,440	187	12.99%	3.97%	4.49%	(0.52)%
Total interest-bearing
liabilities	$1,743,227	$1,551,241	$191,986	12.38%	8,297	5,238	3,059	58.40%	1.91%	1.35%	0.56%

Tax-equivalent net interest income (FTE) (4)					$16,063	$15,535	$528	3.40%
Net interest spread (FTE)									2.48%	2.72%	(0.24)%
Net interest margin (FTE) (4)									2.90%	3.05%	(0.15)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2019	2018	Change	Change- %	2019	2018	Change	Change- %	2019	2018	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$374,433	$324,291	$50,142	15.46%	$9,540	$7,501	$2,039	27.18%	5.14%	4.66%	0.48%
Real estate (3)	1,370,845	1,175,093	195,752	16.66%	31,823	26,149	5,674	21.70%	4.68%	4.49%	0.19%
Consumer and other	6,506	6,702	(196)	(2.92)%	159	136	23	16.91%	4.92%	4.08%	0.84%
Total loans	1,751,784	1,506,086	245,698	16.31%	41,522	33,786	7,736	22.90%	4.78%	4.52%	0.26%

Investment securities:
Taxable	345,720	305,780	39,940	13.06%	4,960	3,699	1,261	34.09%	2.87%	2.42%	0.45%
Tax-exempt (3)	91,223	187,135	(95,912)	(51.25)%	1,364	3,049	(1,685)	(55.26)%	2.99%	3.26%	(0.27)%
Total investment securities	436,943	492,915	(55,972)	(11.36)%	6,324	6,748	(424)	(6.28)%	2.89%	2.74%	0.15%

Federal funds sold	17,667	29,845	(12,178)	(40.80)%	208	258	(50)	(19.38)%	2.37%	1.74%	0.63%
Total interest-earning assets (3)	$2,206,394	$2,028,846	$177,548	8.75%	48,054	40,792	7,262	17.80%	4.39%	4.05%	0.34%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,318,526	$1,229,604	$88,922	7.23%	10,245	5,744	4,501	78.36%	1.57%	0.94%	0.63%
Time deposits	231,055	174,944	56,111	32.07%	2,389	1,066	1,323	124.11%	2.09%	1.23%	0.86%
Total deposits	1,549,581	1,404,548	145,033	10.33%	12,634	6,810	5,824	85.52%	1.64%	0.98%	0.66%
Other borrowed funds	175,300	127,156	48,144	37.86%	3,425	2,742	683	24.91%	3.94%	4.35%	(0.41)%
Total interest-bearing
liabilities	$1,724,881	$1,531,704	$193,177	12.61%	16,059	9,552	6,507	68.12%	1.88%	1.26%	0.62%

Net interest income (FTE) (4)					$31,995	$31,240	$755	2.42%
Net interest spread (FTE)									2.51%	2.79%	(0.28)%
Net interest margin (FTE) (4)									2.92%	3.11%	(0.19)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by a total of 100 basis points in 2018. The current expectation is for no increase in the targeted federal funds interest rate, with some possibility for a decrease during the remainder of 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2019 declined 15 and 19 basis points, respectively, compared to the three and six months ended June 30, 2018. The primary drivers of the decline in the net interest margin were an increase in interest rates paid on deposits, partially offset by an increase in yield on loans and investments and a decrease in the rate paid on other borrowed funds. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and six months ended June 30, 2019 increased $528 and $755, respectively, compared to the same time periods in 2018. The increases in net interest income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were largely due to increases in average outstanding loans and yields on loans, partially offset by a decrease in average investments, an increase in average deposit balances and other borrowed funds and an increase in rates on deposits. Management expects the current interest rate environment to continue to put pressure on the net interest margin throughout the remainder of 2019, particularly if the U.S. Treasury yield curve remains flat or inverted.

Tax-equivalent interest income on loans increased $3,887 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, tax-equivalent interest income on loans increased $7,736 compared to the same time period in 2018. The improvement for both time periods was primarily due to the increase in average loan balances outstanding and the average yield on loans. The average yield on loans increased by 23 and 26 basis points, respectively, for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, which was less than the increase in the cost of deposits between the periods due to the flattening of the yield curve. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable rate versus fixed rate loans.

The average balances of investment securities were lower during the three and six months ended June 30, 2019 than during the same periods in 2018. The Company periodically evaluates the bond portfolio and may sell lower yielding bonds for reinvestment into higher yielding bonds with similar risk profiles and duration, or for funding loan growth.

The average balances of interest-bearing demand, savings and money market deposits increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to an increase in average balances of money market accounts. The average rate paid on interest-bearing demand, savings and money market deposits for the three and six months ended June 30, 2019 increased 56 and 63 basis points, respectively, compared to the three and six months ended June 30, 2018. The increase was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rate throughout 2018. The average balance of time deposits also increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. This increase was due primarily to the Company entering into three brokered CDs for a total of $75,000 during the second quarter of 2019 and a general increase in demand for time deposit products. Interest rates on time deposits increased 87 and 86 basis points, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average balance of other borrowed funds increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to an increase in short-term FHLB funding. The increase in short-term funding contributed to the decrease in the average rate paid on borrowed funds, which declined 52 and 41 basis points, respectively, for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  No provision for loan losses was recorded for the three and six months ended June 30, 2019. A provision of $0 and $150 was recorded for the three and six months ended June 30, 2018, respectively.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2019 and 2018 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Balance at beginning of period	$16,737	$16,465	$272	$16,689	$16,430	$259
Charge-offs	(55)	(13)	(42)	(55)	(209)	154
Recoveries	55	66	(11)	103	147	(44)
Net (charge-offs) recoveries	—	53	(53)	48	(62)	110
Provision for loan losses charged to operations	—	—	—	—	150	(150)
Balance at end of period	$16,737	$16,518	$219	$16,737	$16,518	$219

Average loans outstanding	$1,768,595	$1,515,437		$1,751,784	$1,506,086

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.00%	0.01%		0.01%	(0.01)%

Ratio of allowance for loan losses to average loans outstanding	0.95%	1.09%		0.96%	1.10%

Ratio of allowance for loan losses to total loans at end of period	0.93%	1.08%		0.93%	1.08%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In general, the growth rate of the U.S. economy appears to be decelerating, but remains relatively stable. Monthly job growth for the first six months of 2019 averaged approximately 170,000 based on preliminary estimates, compared to an average of over 220,000 in all of 2018. The national unemployment rate remained low at 3.7 percent as of June 30, 2019. Gross domestic product increased at an annual rate of 3.1 percent in the first quarter of 2019. Activity in the housing market continues at a moderate pace. There are indications from both the Federal Reserve and the public markets that short-term interest rates could decline during the remainder of 2019. Based on the current economic indicators, the Company decided to make no changes to the economic factors within the allowance for loan losses evaluation. In the first six months of 2019, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $72 to a total of $16,646, or 0.93 percent of totals loans, as of June 30, 2019 compared to $16,574, or 0.96 percent of total loans, as of December 31, 2018. Management believed the resulting allowance for loan losses as of June 30, 2019 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended June 30,
Noninterest income:	2019	2018	Change	Change %
Service charges on deposit accounts	$600	$627	$(27)	(4.31)%
Debit card usage fees	434	433	1	0.23%
Trust services	481	575	(94)	(16.35)%
Increase in cash value of bank-owned life insurance	162	152	10	6.58%
Realized investment securities gains (losses), net	23	(25)	48	192.00%
Other income:
All other income	299	261	38	14.56%
Total other income	299	261	38	14.56%
Total noninterest income	$1,999	$2,023	$(24)	(1.19)%

	Six Months Ended June 30,
Noninterest income:	2019	2018	Change	Change %
Service charges on deposit accounts	$1,211	$1,276	$(65)	(5.09)%
Debit card usage fees	809	832	(23)	(2.76)%
Trust services	964	1,020	(56)	(5.49)%
Increase in cash value of bank-owned life insurance	314	310	4	1.29%
Realized investment securities losses, net	(65)	(25)	(40)	(160.00)%
Other income:
Gain on sale of premises	307	—	307	N/A
All other income	578	523	55	10.52%
Total other income	885	523	362	69.22%
Total noninterest income	$4,118	$3,936	$182	4.62%
The gains and losses on sales of investment securities during the first half of 2019 primarily resulted from the Company's strategy to reposition certain components of the investment portfolio into higher yielding securities without increasing the risk profile of the portfolio and liquidity needed for loan funding. The Company recognized a gain on sale of premises during the first quarter of 2019 related to the sale of the Iowa City branch facility. The Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018.

The decrease in revenue from trust services in the first half of 2019 was primarily due to one-time estate fees that were received in 2018 and did not recur in the first six months of 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Noninterest Expense
The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown below

	Three Months Ended June 30,
Noninterest expense:	2019	2018	Change	Change %
Salaries and employee benefits	$5,424	$4,775	$649	13.59%
Occupancy	1,344	1,258	86	6.84%
Data processing	716	674	42	6.23%
FDIC insurance expense	185	165	20	12.12%
Professional fees	209	178	31	17.42%
Director fees	258	261	(3)	(1.15)%
Write-down of premises	—	333	(333)	(100.00)%
Other expenses:
Marketing	55	50	5	10.00%
Business development	268	269	(1)	(0.37)%
Insurance expense	96	85	11	12.94%
Charitable contributions	45	75	(30)	(40.00)%
Postage and courier	69	71	(2)	(2.82)%
Subscriptions	94	80	14	17.50%
Trust	114	96	18	18.75%
Consulting fees	69	60	9	15.00%
Low income housing projects amortization	120	130	(10)	(7.69)%
New market tax credit project amortization	229	—	229	N/A
All other	455	398	57	14.32%
Total other	1,614	1,314	300	22.83%
Total noninterest expense	$9,750	$8,958	$792	8.84%

	Six Months Ended June 30,
Noninterest expense:	2019	2018	Change	Change %
Salaries and employee benefits	$10,884	$9,288	$1,596	17.18%
Occupancy	2,577	2,481	96	3.87%
Data processing	1,396	1,350	46	3.41%
FDIC insurance	404	327	77	23.55%
Professional fees	443	412	31	7.52%
Director fees	509	510	(1)	(0.20)%
Write-down of premises	—	333	(333)	(100.00)%
Other expenses:
Marketing	102	95	7	7.37%
Business development	536	487	49	10.06%
Insurance expense	189	177	12	6.78%
Charitable contributions	90	150	(60)	(40.00)%
Postage and courier	142	140	2	1.43%
Subscriptions	185	171	14	8.19%
Trust	211	189	22	11.64%
Consulting fees	131	125	6	4.80%
Low income housing projects amortization	191	264	(73)	(27.65)%
New market tax credit project amortization	459	—	459	N/A
All other	845	746	99	13.27%
Total other	3,081	2,544	537	21.11%
Total noninterest expense	$19,294	$17,245	$2,049	11.88%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018, partially due to the Company's previously announced expansion in Minnesota. In the first half of 2019, West Bank added twelve full time employees to support the new branch offices in three Minnesota markets. As a result, salaries and employee benefits through the remainder of the year are expected to be higher in comparison to 2018. Other increases in salaries and employee benefits were normal operating increases. Occupancy expense during the remainder of 2019 is also expected to be higher in comparison to 2018, as leases have been signed for either three or five year terms for the new Minnesota branch offices. Compensation, professional fees, occupancy and other costs related to the Company's growth strategy in Minnesota totaled $582 and $1,035, respectively, on a pre-tax basis for the three and six months ended June 30, 2019.
FDIC insurance expense increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The FDIC assessment rate calculation includes a series of risk-based factors. Changes in West Bank's loan mix and asset growth have had the most significant impact on the FDIC insurance assessment compared to last year. In January 2019, West Bank was notified by the FDIC regarding eligibility for small bank assessment credits. The FDIC will automatically apply small bank assessment credits to offset regular deposit insurance assessments for assessment periods when the Deposit Insurance Fund reserve ratio is at or above 1.38 percent until all credits are used. The Deposit Insurance Fund reserve ratio was 1.36 percent as of March 31, 2019. West Bank's small bank assessment credit was $498 at June 30, 2019. If the Deposit Insurance Fund reserve ratio reaches 1.38 percent, the credits will be applied, and the Company's FDIC insurance expense will be reduced.

The Company recognized a $333 write-down of premises during the three and six months ended June 30, 2018 related to the Iowa City branch facility which was subsequently sold in the first quarter of 2019.

The Company recognized amortization expense related to an investment in a new market tax credit project in the first half of 2019. The amortization is expected to be a recurring expense through the seven-year term of the tax credit.

Income Tax Expense

The Company recorded income tax expense of $1,629 (19.7 percent of pre-tax income) and $3,194 (19.1 percent of pre-tax income) for the three and six months ended June 30, 2019, compared with $1,600 (19.1 percent of pre-tax income) and $3,108 (18.0 percent of pre-tax income) for the three and six months ended June 30, 2018. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the six months ended June 30, 2019 and 2018, a tax benefit of $15 and $261, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first six months of 2019 and 2018 were also impacted by year-to-date federal low income housing tax credits and new markets tax credit of approximately $633 and $250, respectively.

FINANCIAL CONDITION

The Company had total assets of $2,362,876 as of June 30, 2019, compared to total assets of $2,296,568 as of December 31, 2018. Fluctuations in the balance sheet included increases in loans, premises and equipment, other liabilities and deposits, and decreases in investments and FHLB advances. A summary of changes in the balance sheet components is provided below.

Investment Securities

The balance of investment securities available for sale declined by $55,224 during the six months ended June 30, 2019. State and political subdivision securities and corporate notes declined by $99,478 and $31,418, respectively, during the six months ended June 30, 2019. Securities were sold during the first half of 2019 for liquidity purposes or for reinvestment into collateralized mortgage obligations and collateralized loan obligations, which was part of a reinvestment strategy to improve yield without significantly changing the risk profile of the portfolio. Government agency guaranteed collateralized mortgage obligations increased by $38,179. In addition, the Company invested in $54,348 of collateralized loan obligations (CLOs) during the first six months of 2019. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At June 30, 2019, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

As of June 30, 2019, approximately 69 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $70,888 from $1,721,830 as of December 31, 2018 to $1,792,718 as of June 30, 2019. Changes in the loan portfolio during the first six months of 2019 included increases of $39,566 in commercial loans and $35,257 in commercial real estate loans. The Company continues to focus on business development efforts in all of its markets. Branch offices in Owatonna, Mankato and St. Cloud, Minnesota began operations during the first six months of 2019. Management believes organic loan growth will occur in all of our markets during the remainder of 2019.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.72 percent as of June 30, 2019, compared to 0.93 percent as of December 31, 2018.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the Company's loan portfolio is heavily concentrated in real estate and its real estate portfolio levels exceed these regulatory guidelines, it has established risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2018 was presented in the Company's Form 10-K filed with the SEC on February 28, 2019, and the Company has not experienced any material changes to that analysis since December 31, 2018.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	June 30, 2019	December 31, 2018	Change
Nonaccrual loans	$1,571	$1,928	$(357)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	1,571	1,928	(357)
Other real estate owned	—	—	—
Total nonperforming assets	$1,571	$1,928	$(357)

Nonperforming loans to total loans	0.09%	0.11%	(0.02)%
Nonperforming assets to total assets	0.07%	0.08%	(0.01)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were two TDR loans as of June 30, 2019 and December 31, 2018 with balances of $580 and $652, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Note 4 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Premises and Equipment

In the first quarter of 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This guidance requires the recognition of certain leases on the balance sheet as right-of-use assets and lease liabilities. As of June 30, 2019, the Company leases real estate for its main office, nine branch offices, and office space for operations departments under various operating lease agreements. The right-of-use assets, included in premises and equipment, and lease liabilities, included in other liabilities, were $9,558 and $9,794 as of June 30, 2019, respectively.

Deposits

Deposits increased $71,258 during the first six months of 2019.  Noninterest-bearing and interest-bearing demand accounts declined $26,903 and $14,342, respectively, while savings accounts, which include money market accounts, increased $24,268 from December 31, 2018 to June 30, 2019. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $88,235 during the first six months of 2019 primarily due to the Company obtaining three brokered CDs totaling $75,000 in the second quarter of 2019. $50,000 of brokered CDs were part of an interest rate risk strategy as described below.

Borrowed Funds

In the first six months of 2019, $60,000 of short-term FHLB advances matured. In a strategy to manage its exposures to the variability in interest payments on wholesale funding sources due to interest rate movements, the Company entered into four long term interest rate swap agreements in the first six months of 2019 with a total notional amount of $100,000 to hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits. As part of this strategy, the Company has obtained a fixed-rate one-month FHLB advance totaling $50,000 and two fixed-rate three-month brokered CDs totaling $50,000 as of June 30, 2019.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $92,564 as of June 30, 2019 compared with $47,474 as of December 31, 2018.

The Company is expecting above normal loan growth in the third quarter of 2019 as its growth initiative in Minnesota gains momentum. The Company began funding that expected loan growth in the second quarter of 2019 due to what it considered a favorable interest rate environment. In June 2019, the Company entered into two long term interest rate swaps to lock in its cost of funds. The two swaps have notional amounts of $25 million each, with terms of eight and ten years and fixed rates of 1.93 and 2.01 percent. These swaps are hedges against the interest cash flows of $50 million of underlying funding. In addition, $34 million of corporate notes in the investment portfolio were sold in June 2019. Corporate notes are 100 percent risk weighted for risk-based capital purposes. With the expected loan growth associated with the Minnesota expansion, the corporate notes were sold to provide liquidity to fund that loan growth. The net impact is expected to be a moderate increase in interest income and neutral impact on risk-based capital. Because of the decline in market interest rates, the bonds were sold at a slight gain.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

As of June 30, 2019, West Bank had additional borrowing capacity available from the FHLB of approximately $325,000, as well as approximately $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $16,613 to liquidity for the six months ended June 30, 2019.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2019.

The Company's total stockholders' equity increased to $201,935 at June 30, 2019 from $191,023 at December 31, 2018.  The increase was primarily the result of net income less dividends paid, and an increase in accumulated other comprehensive income. At June 30, 2019, the Company's tangible common equity as a percent of tangible assets was 8.55 percent compared to 8.32 percent as of December 31, 2018.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$241,995	11.67%	$165,835	8.00%	$217,659	10.50%	N/A	N/A
West Bank	249,338	12.03%	165,787	8.00%	217,595	10.50%	$207,233	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	225,258	10.87%	124,377	6.00%	176,200	8.50%	N/A	N/A
West Bank	232,601	11.22%	124,340	6.00%	176,148	8.50%	165,787	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	205,258	9.90%	93,282	4.50%	145,106	7.00%	N/A	N/A
West Bank	232,601	11.22%	93,255	4.50%	145,063	7.00%	134,702	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	225,258	9.64%	93,462	4.00%	93,462	4.00%	N/A	N/A
West Bank	232,601	9.96%	93,425	4.00%	93,425	4.00%	116,781	5.00%

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$234,526	11.50%	$163,213	8.00%	$201,466	9.875%	N/A	N/A
West Bank	245,962	12.07%	163,076	8.00%	201,297	9.875%	$203,845	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	217,837	10.68%	122,410	6.00%	160,663	7.875%	N/A	N/A
West Bank	229,273	11.25%	122,307	6.00%	160,528	7.875%	163,076	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	197,837	9.70%	91,807	4.50%	130,060	6.375%	N/A	N/A
West Bank	229,273	11.25%	91,730	4.50%	129,951	6.375%	132,499	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	217,837	9.74%	89,485	4.00%	89,485	4.00%	N/A	N/A
West Bank	229,273	10.26%	89,410	4.00%	89,410	4.00%	111,762	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2018 was 1.875 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2019, the ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

West Bancorporation, Inc.
(Registrant)

July 25, 2019	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 25, 2019	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 25, 2019	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)