Form 10-Q
period 2019-09-30
WEST BANCORPORATION INC
filed 2019-10-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Yes  ☐                      No  ☒

As of October 23, 2019, there were 16,379,752 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$62,119	$46,369
Federal funds sold	67,168	1,105
Cash and cash equivalents	129,287	47,474
Investment securities available for sale, at fair value	410,371	453,758
Federal Home Loan Bank stock, at cost	11,685	12,037
Loans	1,836,730	1,721,830
Allowance for loan losses	(17,042)	(16,689)
Loans, net	1,819,688	1,705,141
Premises and equipment, net	30,057	21,491
Accrued interest receivable	7,995	7,631
Bank-owned life insurance	34,731	34,249
Deferred tax assets, net	6,085	6,518
Other assets	7,337	8,269
Total assets	$2,457,236	$2,296,568

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$395,925	$400,530
Interest-bearing demand	322,487	336,089
Savings	1,015,443	950,501
Time of $250 or more	71,669	55,745
Other time	219,283	151,664
Total deposits	2,024,807	1,894,529
Federal funds purchased	3,535	19,985
Subordinated notes, net	20,435	20,425
Federal Home Loan Bank advances, net	153,998	137,878
Long-term debt	22,954	27,040
Accrued expenses and other liabilities	27,370	5,688
Total liabilities	2,253,099	2,105,545
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,379,752 and 16,295,494 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	26,475	25,128
Retained earnings	180,654	169,709
Accumulated other comprehensive loss	(5,992)	(6,814)
Total stockholders' equity	204,137	191,023
Total liabilities and stockholders' equity	$2,457,236	$2,296,568
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$22,203	$18,347	$63,699	$51,989
Investment securities:
Taxable	2,445	2,296	7,405	5,995
Tax-exempt	353	1,199	1,675	3,867
Federal funds sold	611	78	819	336
Total interest income	25,612	21,920	73,598	62,187
Interest expense:
Deposits	6,771	4,768	19,405	11,578
Federal funds purchased	17	61	219	140
Subordinated notes	258	287	766	819
Federal Home Loan Bank advances	1,300	930	3,666	2,669
Long-term debt	150	187	499	579
Total interest expense	8,496	6,233	24,555	15,785
Net interest income	17,116	15,687	49,043	46,402
Provision for loan losses	300	(400)	300	(250)
Net interest income after provision for loan losses	16,816	16,087	48,743	46,652
Noninterest income:
Service charges on deposit accounts	630	649	1,841	1,925
Debit card usage fees	426	422	1,235	1,254
Trust services	572	445	1,536	1,465
Increase in cash value of bank-owned life insurance	168	158	482	468
Realized investment securities gains (losses), net	1	(78)	(64)	(103)
Other income	361	518	1,246	1,041
Total noninterest income	2,158	2,114	6,276	6,050
Noninterest expense:
Salaries and employee benefits	5,440	4,774	16,324	14,062
Occupancy	1,379	1,250	3,956	3,731
Data processing	695	670	2,091	2,020
FDIC insurance	—	172	404	499
Professional fees	204	196	647	608
Director fees	233	248	742	758
Write-down of premises	—	—	—	333
Other expenses	1,585	1,251	4,666	3,795
Total noninterest expense	9,536	8,561	28,830	25,806
Income before income taxes	9,438	9,640	26,189	26,896
Income taxes	1,912	2,507	5,106	5,615
Net income	$7,526	$7,133	$21,083	$21,281

Basic earnings per common share	$0.46	$0.44	$1.29	$1.31
Diluted earnings per common share	$0.46	$0.43	$1.28	$1.30
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$7,526	$7,133	$21,083	$21,281
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	1,706	(4,182)	13,673	(12,373)
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	—	—	363
Plus: reclassification adjustment for net (gains) losses realized in net income	(1)	78	64	103
Less: other reclassification adjustment	—	—	—	(36)
Income tax benefit (expense)	(426)	1,026	(3,434)	2,988
Other comprehensive income (loss) on investment securities	1,279	(3,078)	10,303	(8,955)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(5,187)	964	(12,357)	3,512
Plus: reclassification adjustment for net (gains) losses on derivatives realized in net income	(100)	(10)	(351)	25
Plus: reclassification adjustment for amortization of derivative termination costs	24	24	71	71
Income tax benefit (expense)	1,315	(246)	3,156	(905)
Other comprehensive income (loss) on derivatives	(3,948)	732	(9,481)	2,703
Total other comprehensive income (loss)	(2,669)	(2,346)	822	(6,252)
Comprehensive income	$4,857	$4,787	$21,905	$15,029

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2019	$—	16,379,752	$3,000	$25,691	$176,567	$(3,323)	$201,935
Net income	—	—	—	—	7,526	—	7,526
Other comprehensive loss, net of tax	—	—	—	—	—	(2,669)	(2,669)
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,439)	—	(3,439)
Stock-based compensation costs	—	—	—	784	—	—	784
Balance, September 30, 2019	$—	16,379,752	$3,000	$26,475	$180,654	$(5,992)	$204,137

	Three Months Ended September 30, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2018	$—	16,295,494	$3,000	$23,653	$161,867	$(6,168)	$182,352
Net income	—	—	—	—	7,133	—	7,133
Other comprehensive loss, net of tax	—	—	—	—	—	(2,346)	(2,346)
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,259)	—	(3,259)
Stock-based compensation costs	—	—	—	738	—	—	738
Balance, September 30, 2018	$—	16,295,494	$3,000	$24,391	$165,741	$(8,514)	$184,618

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	21,083	—	21,083
Other comprehensive income, net of tax	—	—	—	—	—	822	822
Cash dividends declared, $0.62 per common share	—	—	—	—	(10,138)		(10,138)
Stock-based compensation costs	—	—	—	2,208	—	—	2,208
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, September 30, 2019	$—	16,379,752	$3,000	$26,475	$180,654	$(5,992)	$204,137

	Nine Months Ended September 30, 2018
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	21,281	—	21,281
Other comprehensive loss, net of tax	—	—	—	—	—	(6,252)	(6,252)
Cash dividends declared, $0.58 per common share	—	—	—	—	(9,437)	—	(9,437)
Stock-based compensation costs	—	—	—	2,004	—	—	2,004
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, September 30, 2018	$—	16,295,494	$3,000	$24,391	$165,741	$(8,514)	$184,618

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$21,083	$21,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	(250)
Net amortization and accretion	2,895	3,715
Investment securities losses, net	64	103
Stock-based compensation	2,208	2,004
Increase in cash value of bank-owned life insurance	(482)	(468)
Gain on sale of premises	(307)	—
Depreciation	1,060	1,053
Write-down of premises	—	333
Deferred income taxes	155	(173)
Change in assets and liabilities:
Increase in accrued interest receivable	(364)	(438)
Increase in other assets	(932)	(1,095)
Increase in accrued expenses and other liabilities	1,623	881
Net cash provided by operating activities	27,303	26,946
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	156,437	66,140
Proceeds from maturities and calls of investment securities	33,477	34,883
Purchases of securities available for sale	(134,548)	(96,170)
Purchases of Federal Home Loan Bank stock	(23,378)	(10,634)
Proceeds from redemption of Federal Home Loan Bank stock	23,730	9,747
Net increase in loans	(114,847)	(89,824)
Proceeds from sale of premises	604	—
Purchases of premises and equipment	(708)	(86)
Net cash used in investing activities	(59,233)	(85,944)
Cash Flows from Financing Activities:
Net increase in deposits	130,278	28,479
Net increase (decrease) in federal funds purchased	(16,450)	25,700
Principal payments on Federal Home Loan Bank advances	(160,000)	—
Proceeds from Federal Home Loan Bank advances	175,000	—
Principal payments on long-term debt	(4,086)	(5,335)
Common stock dividends paid	(10,138)	(9,437)
Restricted stock units withheld for payroll taxes	(861)	(1,076)
Net cash provided by financing activities	113,743	38,331
Net increase (decrease) in cash and cash equivalents	81,813	(20,667)
Cash and Cash Equivalents:
Beginning	47,474	47,949
Ending	$129,287	$27,282

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$23,726	$15,471
Income taxes	3,280	4,822

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liability and right-of-use asset	$10,435	$—
Transfer of investment securities held to maturity to available for sale	—	45,527
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2019 and December 31, 2018, net income, comprehensive income and changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis will be determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses will be added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses will be recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment will delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the delay will be applicable to the Company. The final ASU is expected to be issued in November 2019.

The Company is developing its approach for determining the expected credit losses under the new guidance.  The Company continues collecting and retaining historical loan and credit data and is currently evaluating alternative loss estimation models. While the Company currently cannot estimate the impact of adopting this standard, the Company expects the impact will be influenced by the composition, risk characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$7,526	$7,133	$21,083	$21,281

Weighted average common shares outstanding	16,380	16,295	16,352	16,268
Weighted average effect of restricted stock units outstanding	86	106	79	132
Diluted weighted average common shares outstanding	16,466	16,401	16,431	16,400

Basic earnings per common share	$0.46	$0.44	$1.29	$1.31
Diluted earnings per common share	$0.46	$0.43	$1.28	$1.30
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	160	137	183	92

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$46,164	$1,754	$—	$47,918
Collateralized mortgage obligations (1)	202,616	2,055	(469)	204,202
Mortgage-backed securities (1)	50,908	303	(123)	51,088
Asset-backed securities (2)	18,568	63	(28)	18,603
Collateralized loan obligations	71,909	32	(70)	71,871
Corporate notes	17,300	164	(775)	16,689
	$407,465	$4,371	$(1,465)	$410,371

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$152,293	$156	$(3,293)	$149,156
Collateralized mortgage obligations (1)	161,392	—	(4,388)	157,004
Mortgage-backed securities (1)	64,813	—	(1,435)	63,378
Asset-backed securities (2)	32,076	2	(175)	31,903
Trust preferred security	2,153	—	(253)	1,900
Corporate notes	51,862	124	(1,569)	50,417
	$464,589	$282	$(11,113)	$453,758

(1)
All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities guaranteed by FHLMC or FNMA, real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.

(2)	Pass-through asset-backed securities guaranteed by the SBA.

Investment securities with an amortized cost of approximately $138,973 and $126,531 as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2019, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$2,000	$2,001
Due after one year through five years	19,967	19,979
Due after five years through ten years	69,079	68,432
Due after ten years	44,327	46,066
	135,373	136,478
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	272,092	273,893
	$407,465	$410,371
The details of the sales of investment securities available for sale for the three and nine months ended September 30, 2019 and 2018 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$11,095	$56,924	$156,437	$66,140
Gross gains on sales	37	64	868	98
Gross losses on sales	36	142	932	201

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
Collateralized mortgage obligations	$43,662	$(168)	$40,628	$(301)	$84,290	$(469)
Mortgage-backed securities	14,916	(55)	4,821	(68)	19,737	(123)
Asset-backed securities	3,842	(6)	7,618	(22)	11,460	(28)
Collateralized loan obligations	26,890	(70)	—	—	26,890	(70)
Corporate notes	—	—	9,225	(775)	9,225	(775)
	$89,310	$(299)	$62,292	$(1,166)	$151,602	$(1,465)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$21,264	$(221)	$102,853	$(3,072)	$124,117	$(3,293)
Collateralized mortgage obligations	32,230	(250)	124,775	(4,138)	157,005	(4,388)
Mortgage-backed securities	10,960	(103)	51,823	(1,332)	62,783	(1,435)
Asset-backed securities	6,668	(31)	16,486	(144)	23,154	(175)
Trust preferred security	—	—	1,900	(253)	1,900	(253)
Corporate notes	19,470	(611)	19,041	(958)	38,511	(1,569)
	$90,592	$(1,216)	$316,878	$(9,897)	$407,470	$(11,113)
As of September 30, 2019, the available for sale securities with unrealized losses included 27 collateralized mortgage obligation securities, seven mortgage-backed securities, three asset-backed securities, four collateralized loan obligation securities and three corporate notes. The Company believed the unrealized losses on securities available for sale as of September 30, 2019 were due to market conditions rather than reduced estimated cash flows. At September 30, 2019, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of September 30, 2019.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Commercial	$396,202	$358,763
Real estate:
Construction, land and land development	252,242	245,810
1-4 family residential first mortgages	49,460	49,052
Home equity	13,158	14,469
Commercial	1,120,433	1,050,025
Consumer and other	7,423	6,211
	1,838,918	1,724,330
Net unamortized fees and costs	(2,188)	(2,500)
	$1,836,730	$1,721,830
Real estate loans of approximately $850,000 and $800,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2019 and December 31, 2018, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

TDR loans totaled $32 and $652 as of September 30, 2019 and December 31, 2018, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. There was one loan modification considered to be TDR, with a pre- and post-modification recorded investment of $560, that occurred during the nine months ended September 30, 2018.

No TDR loans that were modified within the twelve months preceding September 30, 2019 have subsequently had a payment default. One TDR loan that was modified within the twelve months preceding September 30, 2018, with a recorded investment of $552, has subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$442	$442	$—	$1,014	$1,014	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	13	13	—	106	106	—
Home equity	34	34	—	41	41	—
Commercial	32	32	—	652	652	—
Consumer and other	—	—	—	—	—	—
	521	521	—	1,813	1,813	—
With an allowance recorded:
Commercial	—	—	—	15	15	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	100	100	100
Consumer and other	—	—	—	—	—	—
	—	—	—	115	115	115
Total:
Commercial	442	442	—	1,029	1,029	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	13	13	—	106	106	—
Home equity	34	34	—	41	41	—
Commercial	32	32	—	752	752	100
Consumer and other	—	—	—	—	—	—
	$521	$521	$—	$1,928	$1,928	$115

The balance of impaired loans at September 30, 2019 and December 31, 2018 was composed of six and ten different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$546	$39	$950	$—	$796	$39	$661	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	16	—	113	—	52	6	115	—
Home equity	35	—	129	6	34	2	155	6
Commercial	305	22	707	—	495	22	581	—
Consumer and other	—	—	—	—	—	—	—	—
	902	61	1,899	6	1,377	69	1,512	6
With an allowance recorded:
Commercial	—	—	—	—	9	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	15	—	—	—	17	—
Commercial	45	6	107	—	76	6	112	—
Consumer and other	—	—	—	—	—	—	—	—
	45	6	122	—	85	6	129	—
Total:
Commercial	546	39	950	—	805	39	661	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	16	—	113	—	52	6	115	—
Home equity	35	—	144	6	34	2	172	6
Commercial	350	28	814	—	571	28	693	—
Consumer and other	—	—	—	—	—	—	—	—
	$947	$67	$2,021	$6	$1,462	$75	$1,641	$6

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$395,760	$442	$396,202
Real estate:
Construction, land and
land development	—	—	—	—	252,242	—	252,242
1-4 family residential
first mortgages	171	—	—	171	49,276	13	49,460
Home equity	—	—	—	—	13,124	34	13,158
Commercial	—	—	—	—	1,120,401	32	1,120,433
Consumer and other	—	—	—	—	7,423	—	7,423
Total	$171	$—	$—	$171	$1,838,226	$521	$1,838,918

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$54	$—	$—	$54	$357,680	$1,029	$358,763
Real estate:
Construction, land and
land development	—	—	—	—	245,810	—	245,810
1-4 family residential
first mortgages	157	—	—	157	48,789	106	49,052
Home equity	—	—	—	—	14,428	41	14,469
Commercial	—	—	—	—	1,049,273	752	1,050,025
Consumer and other	—	—	—	—	6,211	—	6,211
Total	$211	$—	$—	$211	$1,722,191	$1,928	$1,724,330

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$373,737	$21,168	$1,297	$—	$396,202
Real estate:
Construction, land and land development	252,242	—	—	—	252,242
1-4 family residential first mortgages	47,627	1,360	473	—	49,460
Home equity	13,086	38	34	—	13,158
Commercial	1,091,736	28,587	110	—	1,120,433
Consumer and other	7,373	50	—	—	7,423
Total	$1,785,801	$51,203	$1,914	$—	$1,838,918

	December 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$336,861	$19,886	$2,016	$—	$358,763
Real estate:
Construction, land and land development	245,810	—	—	—	245,810
1-4 family residential first mortgages	47,923	963	166	—	49,052
Home equity	14,352	46	71	—	14,469
Commercial	1,019,256	29,063	1,706	—	1,050,025
Consumer and other	6,186	—	25	—	6,211
Total	$1,670,388	$49,958	$3,984	$—	$1,724,330
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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,732	$2,286	$222	$139	$10,275	$83	$16,737
Charge-offs	(199)	—	—	—	—	—	(199)
Recoveries	168	—	5	27	3	1	204
Provision (1)	12	81	(8)	(19)	233	1	300
Ending balance	$3,713	$2,367	$219	$147	$10,511	$85	$17,042

	Three Months Ended September 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,673	$1,911	$304	$182	$10,369	$79	$16,518
Charge-offs	—	—	—	—	—	—	—
Recoveries	539	—	7	6	2	1	555
Provision (1)	(907)	185	(23)	—	346	(1)	(400)
Ending balance	$3,305	$2,096	$288	$188	$10,717	$79	$16,673

	Nine Months Ended September 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(254)	—	—	—	—	—	(254)
Recoveries	227	—	14	50	9	7	307
Provision (1)	232	(17)	(45)	(74)	201	3	300
Ending balance	$3,713	$2,367	$219	$147	$10,511	$85	$17,042

	Nine Months Ended September 30, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(1)	—	—	(209)
Recoveries	649	—	14	17	9	13	702
Provision (1)	(1,002)	(117)	(45)	(14)	938	(10)	(250)
Ending balance	$3,305	$2,096	$288	$188	$10,717	$79	$16,673

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2019 and December 31, 2018.

	September 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,713	2,367	219	147	10,511	85	17,042
Total	$3,713	$2,367	$219	$147	$10,511	$85	$17,042

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$15	$—	$—	$—	$100	$—	$115
Collectively evaluated for impairment	3,493	2,384	250	171	10,201	75	16,574
Total	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2019 and December 31, 2018.

	September 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$442	$—	$13	$34	$32	$—	$521
Collectively evaluated for impairment	395,760	252,242	49,447	13,124	1,120,401	7,423	1,838,397
Total	$396,202	$252,242	$49,460	$13,158	$1,120,433	$7,423	$1,838,918

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,029	$—	$106	$41	$752	$—	$1,928
Collectively evaluated for impairment	357,734	245,810	48,946	14,428	1,049,273	6,211	1,722,402
Total	$358,763	$245,810	$49,052	$14,469	$1,050,025	$6,211	$1,724,330

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company has entered into various interest rate swaps as part of its interest rate risk management strategy. The Company uses interest rate swap agreements to manage its exposures to the variability in certain interest payments due to interest rate movements. The interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. At December 31, 2018, the Company had three interest rate swaps with a total notional amount of $110,000 hedging the variable interest payments on certain borrowings and customer deposits. In the first nine months of 2019, the Company has entered into eight additional interest rate swaps. Four of these swaps with a total notional amount of $100,000 hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits. Three of these swaps with a total notional amount of $75,000 are forward-starting swaps to hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits, with starting dates from December 2019 to September 2020. Lastly, the Company entered into one interest rate swap with a notional amount of $50,000 to hedge the interest payments of money market deposit accounts. The interest rate swaps are designated as cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by counterparties to the interest rate swaps, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2019 and December 31, 2018, the Company pledged $10,770 and $0, respectively, of collateral to the counterparty in the form of cash on deposit with a third party. The Company's counterparty was required to pledge $0 and $2,410 at September 30, 2019 and December 31, 2018, respectively. The Company estimates there will be approximately $155 reclassified from accumulated other comprehensive income (AOCI) to interest expense through the 12 months ending September 30, 2020. Interest rate swaps with a total notional amount of $70,000 were terminated in 2015, subject to termination fees totaling $541. The termination fees are being reclassified from accumulated other comprehensive income to interest expense over the remaining life of the underlying cash flows through June 2020.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments designated as cash flow hedges as of September 30, 2019 and December 31, 2018.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Floating Rate Received	Weighted Average Fixed Rate Paid	Weighted Average Maturity - Years
September 30, 2019
Interest rate swaps	$260,000	$(9,249)	Other Liabilities	2.42%	2.34%	5.7
Forward-starting interest rate swaps	75,000	(1,594)	Other Liabilities	—%	1.73%	6.0
December 31, 2018
Interest rate swaps	$110,000	$1,863	Other Assets	3.22%	2.82%	5.7

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2019 and 2018.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Gain (Loss)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Category	2019	2018
Interest rate swaps	$(12,357)	$3,512	Interest Expense	$280	$(96)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$4,261	$4,172
Net unrealized losses on securities available for sale	—	2,708
Net unrealized losses on interest rate swaps	2,727	—
Lease liability	2,362	—
Accrued expenses	238	346
Restricted stock compensation	636	704
State net operating loss carryforward	1,096	1,021
Capital loss carryforward	3	—
Other	57	67
	11,380	9,018
Deferred tax liabilities:
Right-of-use asset	2,304	—
Net deferred loan fees and costs	199	183
Net unrealized gains on securities available for sale	726	—
Net unrealized gains on interest rate swaps	—	429
Premises and equipment	758	694
Other	209	173
	4,196	1,479
Net deferred tax assets before valuation allowance	7,184	7,539
Valuation allowance	(1,099)	(1,021)
Net deferred tax assets	$6,085	$6,518
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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2018.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	10,255	(9,268)	987
Amounts reclassified from accumulated other comprehensive income	48	(213)	(165)
Net current period other comprehensive income (loss)	10,303	(9,481)	822
Balance, September 30, 2019	$2,180	$(8,172)	$(5,992)

Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(9,281)	2,634	(6,647)
Amounts reclassified from accumulated other comprehensive income	53	69	122
Net current period other comprehensive income (loss)	(8,955)	2,703	(6,252)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, September 30, 2018	$(11,667)	$3,153	$(8,514)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Commitments to extend credit	$682,185	$641,581
Standby letters of credit	6,630	6,631
	$688,815	$648,212
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $68,271 and $78,024 at September 30, 2019 and December 31, 2018, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $2,241 and $4,421 as of September 30, 2019 and December 31, 2018, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

9. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and all subsequent ASUs that modified Topic 842. The Company leases real estate for its main office, nine branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2021 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining life of the term of these leases was 7.9 years as of September 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases entered into subsequent to January 1, 2019. The weighted average discount rate used in the measurement of the operating lease liability was 3.16% as of September 30, 2019.

The total operating lease costs were $418 and $1,212 for the three and nine months ended September 30, 2019, respectively. The right-of-use asset and lease liability were $9,216 and $9,449 as of September 30, 2019, respectively.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2019.

2019	$421
2020	1,681
2021	1,627
2022	1,583
2023	1,565
Thereafter	3,882
Total lease payments	10,759
Less: interest	(1,310)
Present value of lease liability	$9,449

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$47,918	$—	$47,918	$—
Collateralized mortgage obligations	204,202	—	204,202	—
Mortgage-backed securities	51,088	—	51,088	—
Asset-backed securities	18,603	—	18,603	—
Collateralized loan obligations	71,871	—	71,871	—
Corporate notes	16,689	—	16,689	—

Financial liabilities:
Derivative instruments, interest rate swaps	$10,843	$—	$10,843	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$149,156	$—	$149,156	$—
Collateralized mortgage obligations	157,004	—	157,004	—
Mortgage-backed securities	63,378	—	63,378	—
Asset-backed securities	31,903	—	31,903	—
Trust preferred security	1,900	—	1,900	—
Corporate notes	50,417	—	50,417	—
Derivative instruments, interest rate swaps	1,863	—	1,863	—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both September 30, 2019 and December 31, 2018, impaired loans with a fair value adjustment had a net book value of $0.  Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2019 and December 31, 2018.

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$62,119	$62,119	$46,369	$46,369
Federal funds sold	Level 1	67,168	67,168	1,105	1,105
Investment securities available for sale	Level 2	410,371	410,371	453,758	453,758
Federal Home Loan Bank stock	Level 1	11,685	11,685	12,037	12,037
Loans, net	Level 2	1,819,688	1,839,219	1,705,141	1,688,700
Accrued interest receivable	Level 1	7,995	7,995	7,631	7,631
Interest rate swaps	Level 2	—	—	1,863	1,863
Financial liabilities:
Deposits	Level 2	$2,024,807	$2,025,620	$1,894,529	$1,893,621
Federal funds purchased	Level 1	3,535	3,535	19,985	19,985
Subordinated notes, net	Level 2	20,435	17,854	20,425	15,498
Federal Home Loan Bank advances, net	Level 2	153,998	153,998	137,878	137,878
Long-term debt	Level 2	22,954	22,934	27,040	27,000
Accrued interest payable	Level 1	2,146	2,146	1,317	1,317
Interest rate swaps	Level 2	10,843	10,843	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$17,116	$15,687	$49,043	$46,402
Tax-equivalent adjustment (1)	28	49	96	574
Net interest income on an FTE basis (non-GAAP)	17,144	15,736	49,139	46,976
Average interest-earning assets	2,334,365	2,118,129	2,249,520	2,058,934
Net interest margin on an FTE basis (non-GAAP)	2.91%	2.95%	2.92%	3.05%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$17,144	$15,736	$49,139	$46,976
Noninterest income	2,158	2,114	6,276	6,050
Adjustment for realized investment securities (gains) losses, net	(1)	78	64	103
Adjustment for losses on disposal of premises and equipment, net	—	14	—	14
Adjustment for gain on sale of premises	—	—	(307)	—
Adjusted income	19,301	17,942	55,172	53,143
Noninterest expense	9,536	8,561	28,830	25,806
Adjustment for write-down of premises	—	—	—	(333)
Adjusted expense	9,536	8,561	28,830	25,473
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	49.41%	47.71%	52.26%	47.93%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which invested in new market tax credit activities in 2018) and WB Funding Corporation (which was liquidated in March 2018). Results of operations for the three and nine months ended September 30, 2019 are compared to the results for the same periods in 2018, and the consolidated financial condition of the Company as of September 30, 2019 is compared to December 31, 2018. The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes Rochester and, beginning in March 2019, its newest locations in Owatonna, Mankato and St. Cloud.

As announced on March 4, 2019, the Company's growth initiative in the three new Minnesota markets of Owatonna, Mankato and St. Cloud is expected to cost approximately $3,000 on an annual basis. Fifteen new employees have been hired to support this growth initiative. It is difficult to project the timing of attracting new business in these markets and, as a result, the time frame it will take to reach break-even.

Net income for the three months ended September 30, 2019 was $7,526, or $0.46 per diluted common share, compared to $7,133, or $0.43 per diluted common share, for the three months ended September 30, 2018. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2019 were 1.22 percent and 14.76 percent, respectively, compared to 1.28 percent and 15.40 percent, respectively, for the three months ended September 30, 2018.

The increase in net income for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase in net interest income and a decrease in income taxes, partially offset by increases in the provision for loan losses and noninterest expense.

Net interest income for the three months ended September 30, 2019 grew $1,429 compared to the three months ended September 30, 2018. The increase in net interest income was primarily due to a $241,692 increase in average loans outstanding for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, interest expense on deposits increased $2,003 compared to the three months ended September 30, 2018, mainly due to a $147,498 increase in average deposit balances and increases in interest rates on various deposit products as a result of rising market rates throughout 2018. The Company recorded a $300 provision for loan losses for the three months ended September 30, 2019 and a negative provision of $400 for the three months ended September 30, 2018.

Noninterest income increased $44 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, mainly due to an increase in trust services and realized investment securities losses recorded in 2018, partially offset by credit-related default guarantee fees recorded in 2018, which was included in other income. Noninterest expense grew $975 during the three months ended September 30, 2019 compared to the same period in 2018, primarily due to increases in salaries and employee benefits, occupancy costs and the amortization of the investment in a new market tax credit project recorded in 2019, partially offset by a reduction in FDIC insurance.

Net income for the nine months ended September 30, 2019 was $21,083, or $1.28 per diluted common share, compared to $21,281, or $1.30 per diluted common share, for the nine months ended September 30, 2018. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2019 were 1.20 percent and 14.25 percent, respectively, compared to 1.32 percent and 15.77 percent, respectively, for the first nine months of 2018.

The decline in net income for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to increases in noninterest expense and the provision for loan losses, partially offset by increases in net interest income and noninterest income.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest income for the nine months ended September 30, 2019 grew $2,641, or 5.7 percent, compared to the nine months ended September 30, 2018, as the impact of increases in the average balance and average yield of total interest-earning assets exceeded the effect of increases in the average balance and average rate paid on total interest-bearing liabilities. Average interest-earning assets for the first nine months of 2019 were $190,586 higher than the average interest-earning assets for the first nine months of 2018. Average interest-bearing liabilities for the nine months ended September 30, 2019 were $199,117 higher than the average interest-bearing liabilities for the nine months ended September 30, 2018. Rising market interest rates in 2018 resulted in increases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities for the first nine months of 2019 compared to the first nine months of 2018. The Company recorded a $300 provision for loan losses for the nine months ended September 30, 2019 compared to a negative provision of $250 in the nine months ended September 30, 2018.

Noninterest income increased $226 during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mainly due to an increase in trust services and a nonrecurring gain from the sale of the Iowa City branch facility in the first quarter of 2019, partially offset by a decrease in service charges on deposit accounts and by credit-related default guarantee fees recorded in 2018. Noninterest expense grew $3,024 during the nine months ended September 30, 2019 compared to the same time period in 2018, primarily due to increases in salaries and employee benefits, occupancy costs and the amortization of the investment in a new market tax credit project recorded in 2019, partially offset by a reduction in FDIC insurance and a write-down of premises in the 2018 period.

Total loans outstanding increased $114,900, or 6.7 percent, during the first nine months of 2019. Management believes the loan pipeline is strong and that loan growth will continue in all of our markets, including the new markets of Owatonna, Mankato and St. Cloud, Minnesota, during the remainder of 2019. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 0.24 percent as of September 30, 2019. As of September 30, 2019, the allowance for loan losses was 0.93 percent of outstanding loans, and management believed the allowance was adequate to absorb any losses inherent in the loan portfolio as of that date.

Each quarter throughout the year, the Company compares four key performance metrics to those of our identified peer group of 16 Midwestern, publicly traded peer financial institutions. The peer group for 2019 includes BankFinancial Corporation, Bank First National Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Internet Bancorp, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, QCR Holdings, Inc., and Southern Missouri Bancorp, Inc. The members of the peer group are selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. Our goal is to perform at or near the top of this peer group relative to what we consider to be four key metrics: return on average assets, return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the nine months ended September 30, 2019	As of and for the six months ended June 30, 2019 (3)
Return on average assets	1.20%	0.57% - 1.91%
Return on average equity	14.25%	4.84% - 14.51%
Efficiency ratio(1) (2)	52.26%	51.62% - 78.15%
Texas ratio(2)	0.24%	1.95% - 17.31%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on October 23, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend is payable on November 20, 2019, to stockholders of record on November 6, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2019 compared with the same periods in 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Net income	$7,526	$7,133	$393	5.51%	$21,083	$21,281	$(198)	(0.93)%
Average assets	2,448,529	2,211,263	237,266	10.73%	2,358,409	2,151,993	206,416	9.59%
Average stockholders' equity	202,372	183,835	18,537	10.08%	197,827	180,462	17,365	9.62%

Return on average assets	1.22%	1.28%	(0.06)%		1.20%	1.32%	(0.12)%
Return on average equity	14.76%	15.40%	(0.64)%		14.25%	15.77%	(1.52)%
Net interest margin (1)	2.91%	2.95%	(0.04)%		2.92%	3.05%	(0.13)%
Efficiency ratio (1) (2)	49.41%	47.71%	1.70%		52.26%	47.93%	4.33%
Dividend payout ratio	45.70%	45.69%	0.01%		48.09%	44.34%	3.75%
Average equity to average assets ratio	8.27%	8.31%	(0.04)%		8.39%	8.39%	—%

					As of September 30,
					2019	2018	Change
Texas ratio (2)					0.24%	0.92%	(0.68)%
Equity to assets ratio					8.31%	8.50%	(0.19)%
Tangible common equity ratio					8.31%	8.50%	(0.19)%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2019	2018	Change	Change- %	2019	2018	Change	Change- %	2019	2018	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$396,228	$323,648	$72,580	22.43%	$5,088	$3,938	$1,150	29.20%	5.09%	4.83%	0.26%
Real estate (3)	1,413,114	1,244,540	168,574	13.55%	17,044	14,334	2,710	18.91%	4.79%	4.57%	0.22%
Consumer and other	7,108	6,570	538	8.19%	87	71	16	22.54%	4.89%	4.29%	0.60%
Total loans	1,816,450	1,574,758	241,692	15.35%	22,219	18,343	3,876	21.13%	4.85%	4.62%	0.23%

Investment securities:
Taxable	357,585	360,672	(3,087)	(0.86)%	2,445	2,296	149	6.49%	2.74%	2.55%	0.19%
Tax-exempt (3)	48,532	166,768	(118,236)	(70.90)%	365	1,252	(887)	(70.85)%	3.01%	3.01%	—%
Total investment securities	406,117	527,440	(121,323)	(23.00)%	2,810	3,548	(738)	(20.80)%	2.77%	2.69%	0.08%

Federal funds sold	111,798	15,931	95,867	601.76%	611	78	533	683.33%	2.17%	1.96%	0.21%
Total interest-earning assets (3)	$2,334,365	$2,118,129	$216,236	10.21%	25,640	21,969	3,671	16.71%	4.36%	4.12%	0.24%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,347,942	$1,313,645	$34,297	2.61%	5,022	4,060	962	23.69%	1.48%	1.23%	0.25%
Time deposits	297,229	184,028	113,201	61.51%	1,749	708	1,041	147.03%	2.33%	1.53%	0.80%
Total deposits	1,645,171	1,497,673	147,498	9.85%	6,771	4,768	2,003	42.01%	1.63%	1.26%	0.37%
Other borrowed funds	190,501	127,196	63,305	49.77%	1,725	1,465	260	17.75%	3.59%	4.57%	(0.98)%
Total interest-bearing
liabilities	$1,835,672	$1,624,869	$210,803	12.97%	8,496	6,233	2,263	36.31%	1.84%	1.52%	0.32%

Tax-equivalent net interest income (FTE) (4)					$17,144	$15,736	$1,408	8.95%
Net interest spread (FTE)									2.52%	2.60%	(0.08)%
Net interest margin (FTE) (4)									2.91%	2.95%	(0.04)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2019	2018	Change	Change- %	2019	2018	Change	Change- %	2019	2018	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$381,778	$324,074	$57,704	17.81%	$14,628	$11,439	$3,189	27.88%	5.12%	4.72%	0.40%
Real estate (3)	1,385,089	1,198,497	186,592	15.57%	48,867	40,483	8,384	20.71%	4.72%	4.52%	0.20%
Consumer and other	6,709	6,657	52	0.78%	246	207	39	18.84%	4.91%	4.15%	0.76%
Total loans	1,773,576	1,529,228	244,348	15.98%	63,741	52,129	11,612	22.28%	4.81%	4.56%	0.25%

Investment securities:
Taxable	349,719	324,279	25,440	7.85%	7,405	5,995	1,410	23.52%	2.82%	2.46%	0.36%
Tax-exempt (3)	76,836	180,271	(103,435)	(57.38)%	1,729	4,301	(2,572)	(59.80)%	3.00%	3.18%	(0.18)%
Total investment securities	426,555	504,550	(77,995)	(15.46)%	9,134	10,296	(1,162)	(11.29)%	2.86%	2.72%	0.14%

Federal funds sold	49,389	25,156	24,233	96.33%	819	336	483	143.75%	2.22%	1.79%	0.43%
Total interest-earning assets (3)	$2,249,520	$2,058,934	$190,586	9.26%	73,694	62,761	10,933	17.42%	4.38%	4.08%	0.30%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,328,439	$1,257,925	$70,514	5.61%	15,267	9,804	5,463	55.72%	1.54%	1.04%	0.50%
Time deposits	253,355	178,005	75,350	42.33%	4,138	1,774	2,364	133.26%	2.18%	1.33%	0.85%
Total deposits	1,581,794	1,435,930	145,864	10.16%	19,405	11,578	7,827	67.60%	1.64%	1.08%	0.56%
Other borrowed funds	180,423	127,170	53,253	41.88%	5,150	4,207	943	22.42%	3.82%	4.42%	(0.60)%
Total interest-bearing
liabilities	$1,762,217	$1,563,100	$199,117	12.74%	24,555	15,785	8,770	55.56%	1.86%	1.35%	0.51%

Net interest income (FTE) (4)					$49,139	$46,976	$2,163	4.60%
Net interest spread (FTE)									2.52%	2.73%	(0.21)%
Net interest margin (FTE) (4)									2.92%	3.05%	(0.13)%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Board of Governors of the Federal Reserve System increased the targeted federal funds interest rate by a total of 100 basis points in 2018. The targeted federal funds rate has decreased by a total of 50 basis points in the third quarter of 2019. The current expectation is for an additional decrease to the targeted federal funds interest rate during the fourth quarter of 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2019 declined 4 and 13 basis points, respectively, compared to the three and nine months ended September 30, 2018. The primary driver of the decline in the net interest margin was an increase in interest rates paid on deposits, partially offset by an increase in yield on loans and investments, a decrease in the rate paid on other borrowed funds and the flat to slightly inverted yield curve. Despite the decline in the net interest margin, tax-equivalent net interest income for the three and nine months ended September 30, 2019 increased $1,408 and $2,163, respectively, compared to the same time periods in 2018. The increases in net interest income for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were largely due to increases in average outstanding loans and yields on loans, partially offset by a decrease in average investments, increases in average deposit balances and other borrowed funds and an increase in rates on deposits. Management expects the third quarter 2019 reductions in the targeted federal funds rate totaling 50 basis points will have an impact on the cost of deposits and should relieve some downward pressure on net interest margin by decreasing rates paid on deposits throughout the remainder of 2019.

Tax-equivalent interest income on loans increased $3,876 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, tax-equivalent interest income on loans increased $11,612 compared to the same time period in 2018. The improvement for both time periods was primarily due to the increases in average loan balances outstanding and the average yield on loans. In addition, during the third quarter of 2019 $175 of interest was collected on two non-accrual loans that paid in full and $341 in prepayment penalties and unamortized deferred fees on a loan that paid off early were recognized. The average yield on loans increased by 23 and 25 basis points, respectively, for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, which were less than the increases in the cost of deposits between the periods due to the flattening of the yield curve. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balances of investment securities were lower during the three and nine months ended September 30, 2019 than during the same periods in 2018. The Company periodically evaluates the bond portfolio and may sell lower yielding bonds for reinvestment into higher yielding bonds with similar risk profiles and duration or for funding loan growth.

The average balances of interest-bearing demand, savings and money market deposits increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to an increase in average balances of money market accounts. The average rate paid on interest-bearing demand, savings and money market deposits for the three and nine months ended September 30, 2019 increased 25 and 50 basis points, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rate throughout 2018, partially offset by the decreases in the targeted federal funds rate in the third quarter of 2019. The average balance of time deposits also increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. These increases were due primarily to the Company entering into brokered CDs during the second quarter of 2019 as part of a funding strategy and a general increase in demand for time deposit products. Interest rates on time deposits increased 80 and 85 basis points, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average balance of other borrowed funds increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to an increase in FHLB funding. With this new funding, the Company also entered into new interest rate swaps that took advantage of the inverted yield curve. This strategy contributed to the decrease in the average rate paid on borrowed funds, which declined 98 and 60 basis points, respectively, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  The provision for loan losses was $300 for the three and nine months ended September 30, 2019, compared to a negative provision of $400 and a negative provision of $250 for the three and nine months ended September 30, 2018, respectively. The increased provision for the three and nine months ended September 30, 2019 compared to the same time periods in 2018 was directly associated with strong 2019 year-to-date loan growth.

Factors considered in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans.  The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of service industries and state and county governments.

West Bank has a significant portion of its loan portfolio in commercial real estate loans, commercial lines of credit, commercial term loans, and construction and land development loans.  West Bank's typical commercial borrower is a small- or medium-sized, privately owned business entity.  Compared to residential mortgages or consumer loans, commercial loans typically have larger balances and repayment usually depends on the borrowers' successful business operations.  Commercial loans generally are not fully repaid over the loan period and may require refinancing or a large payoff at maturity.  When the economy turns downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Balance at beginning of period	$16,737	$16,518	$219	$16,689	$16,430	$259
Charge-offs	(199)	—	(199)	(254)	(209)	(45)
Recoveries	204	555	(351)	307	702	(395)
Net recoveries	5	555	(550)	53	493	(440)
Provision for loan losses charged to operations	300	(400)	700	300	(250)	550
Balance at end of period	$17,042	$16,673	$369	$17,042	$16,673	$369

Average loans outstanding	$1,816,450	$1,574,758		$1,773,576	$1,529,228

Ratio of annualized net recoveries during the period to average loans outstanding	0.00%	0.14%		0.01%	0.04%

Ratio of allowance for loan losses to average loans outstanding	0.94%	1.06%		0.96%	1.09%

Ratio of allowance for loan losses to total loans at end of period	0.93%	1.04%		0.93%	1.04%

In general, the growth rate of the U.S. economy appears to be decelerating, but remains relatively stable. Monthly job growth for the first nine months of 2019 averaged approximately 160,000 based on preliminary estimates, compared to an average of over 220,000 in all of 2018. The national unemployment rate remained low at 3.5 percent as of September 30, 2019. Gross domestic product ("GDP") increased at an annual rate of 2.0 percent in the second quarter of 2019. As of October 9, 2019, the Atlanta Federal Reserve estimated 3rd quarter 2019 GDP growth to be 1.7 percent. Activity in the housing market continues at a moderate pace. The Federal Reserve made two decreases of 25 basis points each to the targeted federal funds rate in the third quarter of 2019. Based on the current economic indicators, the Company decided to make no changes to the economic factors within the allowance for loan losses evaluation. In the first nine months of 2019, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16-, or 20-quarter period. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $468 to a total of $17,042, or 0.93 percent of totals loans, as of September 30, 2019 compared to $16,574, or 0.96 percent of total loans, as of December 31, 2018. Management believed the resulting allowance for loan losses as of September 30, 2019 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

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

	Three Months Ended September 30,
Noninterest income:	2019	2018	Change	Change %
Service charges on deposit accounts	$630	$649	$(19)	(2.93)%
Debit card usage fees	426	422	4	0.95%
Trust services	572	445	127	28.54%
Increase in cash value of bank-owned life insurance	168	158	10	6.33%
Realized investment securities gains (losses), net	1	(78)	79	101.28%
Other income:
Guarantee fees	—	254	(254)	(100.00)%
All other income	361	264	97	36.74%
Total other income	361	518	(157)	(30.31)%
Total noninterest income	$2,158	$2,114	$44	2.08%

	Nine Months Ended September 30,
Noninterest income:	2019	2018	Change	Change %
Service charges on deposit accounts	$1,841	$1,925	$(84)	(4.36)%
Debit card usage fees	1,235	1,254	(19)	(1.52)%
Trust services	1,536	1,465	71	4.85%
Increase in cash value of bank-owned life insurance	482	468	14	2.99%
Realized investment securities losses, net	(64)	(103)	39	37.86%
Other income:
Gain on sale of premises	307	—	307	N/A
Guarantee fees	—	254	(254)	(100.00)%
All other income	939	787	152	19.31%
Total other income	1,246	1,041	205	19.69%
Total noninterest income	$6,276	$6,050	$226	3.74%
The increase in revenue from trust services in 2019 was due primarily to the collection of nonrecurring estate fees. The decrease in guarantee fees was due to credit-related default guarantee fees that were recognized during the three and nine months ended September 30, 2018, and were not recurring in 2019. The gains and losses on sales of investment securities during the first nine months of 2019 primarily resulted from the Company's strategy to reposition certain components of the investment portfolio into higher yielding securities without increasing the risk profile of the portfolio and liquidity needed for loan funding. The Company recognized a gain on sale of premises during the first quarter of 2019 related to the sale of the Iowa City branch facility. The Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018.

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

	Three Months Ended September 30,
Noninterest expense:	2019	2018	Change	Change %
Salaries and employee benefits	$5,440	$4,774	$666	13.95%
Occupancy	1,379	1,250	129	10.32%
Data processing	695	670	25	3.73%
FDIC insurance	—	172	(172)	(100.00)%
Professional fees	204	196	8	4.08%
Director fees	233	248	(15)	(6.05)%
Other expenses:
Marketing	52	46	6	13.04%
Business development	229	205	24	11.71%
Insurance expense	95	92	3	3.26%
Charitable contributions	45	—	45	N/A
Postage and courier	65	72	(7)	(9.72)%
Subscriptions	102	80	22	27.50%
Trust	120	102	18	17.65%
Consulting fees	62	67	(5)	(7.46)%
Low income housing projects amortization	120	130	(10)	(7.69)%
New market tax credit project amortization	230	—	230	N/A
All other	465	457	8	1.75%
Total other	1,585	1,251	334	26.70%
Total noninterest expense	$9,536	$8,561	$975	11.39%

	Nine Months Ended September 30,
Noninterest expense:	2019	2018	Change	Change %
Salaries and employee benefits	$16,324	$14,062	$2,262	16.09%
Occupancy	3,956	3,731	225	6.03%
Data processing	2,091	2,020	71	3.51%
FDIC insurance	404	499	(95)	(19.04)%
Professional fees	647	608	39	6.41%
Director fees	742	758	(16)	(2.11)%
Write-down of premises	—	333	(333)	(100.00)%
Other expenses:
Marketing	154	141	13	9.22%
Business development	765	692	73	10.55%
Insurance expense	284	269	15	5.58%
Charitable contributions	135	150	(15)	(10.00)%
Postage and courier	207	212	(5)	(2.36)%
Subscriptions	287	251	36	14.34%
Trust	331	291	40	13.75%
Consulting fees	193	192	1	0.52%
Low income housing projects amortization	311	394	(83)	(21.07)%
New market tax credit project amortization	689	—	689	N/A
All other	1,310	1,203	107	8.89%
Total other	4,666	3,795	871	22.95%
Total noninterest expense	$28,830	$25,806	$3,024	11.72%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Salaries and employee benefits increased for the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018, partially due to the Company's previously announced expansion in Minnesota. In the first nine months of 2019, West Bank added 15 full-time employees to support the expansion efforts in Owatonna, Mankato and St. Cloud, Minnesota. As a result, salaries and employee benefits have increased in comparison to 2018. Other increases in salaries and employee benefits were normal operating increases. Occupancy expense also increased in 2019 in comparison to 2018, primarily as a result of as the Company entering into three new leases for the Minnesota branch offices. Compensation, professional fees, occupancy and other costs related to the Company's growth strategy in Minnesota totaled $712 and $1,911, respectively, on a pre-tax basis for the three and nine months ended September 30, 2019.
FDIC insurance expense decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. In September 2019, West Bank was notified by the FDIC regarding the utilization of small bank assessment credits, as a result of the Deposit Insurance Fund reserve ratio reaching 1.38 percent. The Company applied approximately $200 of the credits to its quarterly assessment, resulting in no expense for the third quarter of 2019. The Company has approximately $298 of credits available to offset future assessments, which will reduce FDIC insurance expense when applied.

The Company recognized a $333 write-down of premises during the nine months ended September 30, 2018 related to the Iowa City branch facility, which was subsequently sold in the first quarter of 2019.

The Company recognized amortization expense related to an investment in a new market tax credit project in the three and nine months ended September 30, 2019. The amortization is expected to be a recurring expense through the seven-year term of the tax credit.

Income Tax Expense

The Company recorded income tax expense of $1,912 (20.3 percent of pre-tax income) and $5,106 (19.5 percent of pre-tax income) for the three and nine months ended September 30, 2019, compared with $2,507 (26.0 percent of pre-tax income) and $5,615 (20.9 percent of pre-tax income) for the three and nine months ended September 30, 2018. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the nine months ended September 30, 2019 and 2018, a tax benefit of $15 and $261, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first nine months of 2019 and 2018 were also impacted by year-to-date federal low income housing tax credits and new markets tax credit of approximately $949 and $375, respectively. In the third quarter of 2018, the Company recorded additional tax expense of $492 related to amended tax returns for prior years.

FINANCIAL CONDITION

The Company had total assets of $2,457,236 as of September 30, 2019, compared to total assets of $2,296,568 as of December 31, 2018. Fluctuations in the balance sheet included increases in loans, premises and equipment, deposits, FHLB advances and other liabilities, and a decrease in investment securities. A summary of changes in the balance sheet components is provided below.

Investment Securities

The balance of investment securities available for sale declined by $43,387 during the nine months ended September 30, 2019. State and political subdivision securities and corporate notes declined by $101,238 and $33,728, respectively, during the nine months ended September 30, 2019. Securities were sold during 2019 to create liquidity for expected loan growth or for reinvestment into collateralized mortgage obligations and collateralized loan obligations (CLOs), which was part of a reinvestment strategy to improve yield without significantly changing the risk profile of the portfolio. Government agency guaranteed collateralized mortgage obligations increased by $47,198. In addition, the Company invested in $71,871 of CLOs during the first nine months of 2019. CLOs are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2019, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA.

As of September 30, 2019, approximately 67 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Loans and Nonperforming Assets

Loans outstanding increased $114,900 from $1,721,830 as of December 31, 2018 to $1,836,730 as of September 30, 2019. Changes in the loan portfolio during the first nine months of 2019 included increases of $37,439 in commercial loans and $70,408 in commercial real estate loans. The Company continues to focus on business development efforts in all of its markets. Owatonna, Mankato and St. Cloud, Minnesota operations began in the first quarter of 2019 and accounted for approximately $85,000 of the loan growth in the first nine months of 2019. Management believes organic loan growth will occur in all of our markets during the remainder of 2019.

Credit quality of the Company's loan portfolio remains strong and stable. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.24 percent as of September 30, 2019, compared to 0.93 percent as of December 31, 2018.

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

	September 30, 2019	December 31, 2018	Change
Nonaccrual loans	$521	$1,928	$(1,407)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	521	1,928	(1,407)
Other real estate owned	—	—	—
Total nonperforming assets	$521	$1,928	$(1,407)

Nonperforming loans to total loans	0.03%	0.11%	(0.08)%
Nonperforming assets to total assets	0.02%	0.08%	(0.06)%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There was one TDR loan as of September 30, 2019 and two TDR loans as of December 31, 2018 with balances of $32 and $652, respectively, categorized as nonaccrual.

For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section, and Note 4 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Premises and Equipment

In the first quarter of 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This guidance requires the recognition of certain leases on the balance sheet as right-of-use assets and lease liabilities. As of September 30, 2019, the Company leased real estate for its main office, nine branch offices, and office space for operations departments under various operating lease agreements. The right-of-use assets, included in premises and equipment, and lease liabilities, included in other liabilities, were $9,216 and $9,449 as of September 30, 2019, respectively.

Deposits

Deposits increased $130,278 during the first nine months of 2019.  Noninterest-bearing and interest-bearing demand accounts declined $4,605 and $13,602, respectively, while savings accounts, which include money market accounts, increased $64,942 from December 31, 2018 to September 30, 2019. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits increased $83,543 during the first nine months of 2019 primarily due to the addition of brokered CDs which totaled $50,000 as of September 30, 2019. Brokered CDs totaling $25,000 were part of an interest rate risk strategy as described below.

Borrowed Funds

In the first nine months of 2019, $60,000 of short-term FHLB advances matured. In a strategy to manage its exposures to the variability in interest payments on wholesale funding sources due to interest rate movements, the Company entered into four long-term interest rate swap agreements in the first nine months of 2019 with a total notional amount of $100,000 to hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits. As part of this strategy, the Company has fixed-rate one-month and three-month FHLB advances totaling $75,000 and fixed-rate three-month brokered CDs totaling $25,000 as of September 30, 2019.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $129,287 as of September 30, 2019 compared with $47,474 as of December 31, 2018.

The Company is expecting above average loan growth in the fourth quarter of 2019 as its growth initiative in Minnesota gains momentum. The Company began funding that expected loan growth in the second quarter of 2019 due to what it considered a favorable interest rate environment. In June 2019, the Company entered into two long-term interest rate swaps to lock in its cost of funds. The two swaps have notional amounts of $25,000 each, with terms of eight and ten years and fixed rates of 1.93 and 2.01 percent. These swaps are hedges against the interest cash flows of $50,000 of underlying funding. In addition, $34,000 of corporate notes in the investment portfolio were sold in June 2019. Corporate notes are 100 percent risk weighted for risk-based capital purposes. With the expected loan growth associated with the Minnesota expansion, the corporate notes were sold to provide liquidity to fund that loan growth. The net impact is expected to be a moderate increase in interest income and neutral impact on risk-based capital. Because of the decline in market interest rates, the corporate notes were sold at a slight gain.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

As of September 30, 2019, West Bank had additional borrowing capacity available from the FHLB of approximately $313,000, as well as approximately $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $27,303 to liquidity for the nine months ended September 30, 2019.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2019.

The Company's total stockholders' equity increased to $204,137 at September 30, 2019 from $191,023 at December 31, 2018.  The increase was primarily the result of net income less dividends paid and an increase in accumulated other comprehensive income. At September 30, 2019, the Company's tangible common equity as a percent of tangible assets was 8.31 percent compared to 8.32 percent as of December 31, 2018.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$247,171	11.64%	$169,823	8.00%	$222,893	10.50%	N/A	N/A
West Bank	254,511	11.99%	169,771	8.00%	222,825	10.50%	$212,214	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	230,129	10.84%	127,367	6.00%	180,437	8.50%	N/A	N/A
West Bank	237,469	11.19%	127,329	6.00%	180,382	8.50%	169,771	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	210,129	9.90%	95,525	4.50%	148,595	7.00%	N/A	N/A
West Bank	237,469	11.19%	95,496	4.50%	148,550	7.00%	137,939	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	230,129	9.41%	97,840	4.00%	97,840	4.00%	N/A	N/A
West Bank	237,469	9.71%	97,801	4.00%	97,801	4.00%	122,252	5.00%

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$234,526	11.50%	$163,213	8.00%	$201,466	9.875%	N/A	N/A
West Bank	245,962	12.07%	163,076	8.00%	201,297	9.875%	$203,845	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	217,837	10.68%	122,410	6.00%	160,663	7.875%	N/A	N/A
West Bank	229,273	11.25%	122,307	6.00%	160,528	7.875%	163,076	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	197,837	9.70%	91,807	4.50%	130,060	6.375%	N/A	N/A
West Bank	229,273	11.25%	91,730	4.50%	129,951	6.375%	132,499	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	217,837	9.74%	89,485	4.00%	89,485	4.00%	N/A	N/A
West Bank	229,273	10.26%	89,410	4.00%	89,410	4.00%	111,762	5.00%

On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer during 2018 was 1.875 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2019, the ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

b. Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

West Bancorporation, Inc.
(Registrant)

October 24, 2019	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 24, 2019	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 24, 2019	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)