Form 10-K
period 2019-12-31
WEST BANCORPORATION INC
filed 2020-02-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2019, was approximately $336,940,730.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 26, 2020.

16,379,752 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on February 27, 2020, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary

“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, widespread disease or pandemics, or other adverse external events; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the Securities and Exchange Commission (the SEC). The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa.  West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2019 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

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

The Company currently operates in the following markets: central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which includes the area surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

In March 2019, the Company executed an expansion plan in southern Minnesota. West Bank opened loan production offices in Owatonna, Mankato and St. Cloud, Minnesota, and regulatory approval for full branch operations at these locations was obtained in May 2019. The business model for this expansion replicates what West Bank did in 2013 with the opening of the Rochester, Minnesota location. The success of this business model is based upon existing strong relationships with highly talented local bankers and community leaders. We believe those relationships will give us a competitive advantage. Banking services offered in the new markets are the same as West Bank’s existing operations.

West Bancorporation, Inc. and Subsidiary

The Company’s financial performance goal is to be in the top quartile of our benchmarking peer group, which at the end of 2019 consisted of 16 Midwestern, publicly traded financial institutions. The Company and West Bank achieved strong results in the fiscal year ended December 31, 2019, as measured by the following four key metrics:

●	Return on average assets:	1.20%
●	Return on average equity:	14.34%
●	Efficiency ratio (1):	50.96%
●	Texas ratio:	0.23%
(1) As presented, this is a non-GAAP financial measure. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.
Based on peer group analysis using data from the nine months ended September 30, 2019, which is the latest available data, the Company’s results and ratios for the 2019 fiscal year were better than those of each member of our defined peer group for return on average equity, efficiency ratio and Texas ratio, except for one peer that had a lower efficiency ratio. We currently believe our 2019 fiscal year results will similarly compare with the results of our peer group once comparable peer results are available for the 2019 fiscal year.

In 2019, West Bancorporation received national recognition from investment bank and research firm Raymond James in the annual Raymond James Community Bankers Cup, which identifies America’s top performing publicly traded community banks with assets between $500 million and $10 billion. The Raymond James Community Bankers Cup recognizes the top 10 percent of exchange-traded community banks based on various profitability, operational efficiency, and balance sheet metrics. Raymond James ranked West Bancorporation number 19 in the nation for 2018. This is the sixth consecutive year we have made this list.

The Company continues to grow, as loans outstanding at the end of 2019 totaled $1.94 billion compared to $1.72 billion at the end of 2018, an increase of 12.8 percent. Total deposits grew 6.3 percent at December 31, 2019 from the balances as of December 31, 2018. Our growth was attributable to activities in both our existing markets and our expansion into three new Minnesota markets in 2019. We believe the pipeline for new business is good, as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships. We are confident in our ability to cultivate quality relationships and deliver excellent service.

The financial results of 2019 were impacted by the additional costs related to our Minnesota expansion, primarily in compensation, occupancy and equipment costs, professional fees and business development costs, which totaled approximately $2.8 million on a pretax basis. The estimated pretax net interest income from loans and deposits and related fee income in these markets was approximately $1.1 million in 2019. Despite the additional expenses related to the expansion, the Company still achieved all-time record annual earnings in 2019. One of the keys to our ongoing operating success is the continued low level of nonperforming assets. As of December 31, 2019, total nonperforming assets were $0.5 million, or 0.02 percent of total assets, compared to $1.9 million, or 0.08 percent of total assets, as of December 31, 2018.

The Company declared and paid cash dividends on common stock totaling $0.83 per share in 2019 and declared a $0.21 quarterly dividend on January 22, 2020, payable on February 19, 2020 to stockholders of record on February 5, 2020. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company was strong at December 31, 2019. At December 31, 2019, the Company’s tangible common equity ratio was 8.56 percent compared to 8.32 percent at December 31, 2018. As of December 31, 2019 and 2018, the Company had no intangible assets or preferred stock.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the following metropolitan areas: Des Moines, Coralville and Iowa City, Iowa, and Rochester, Owatonna, Mankato and St. Cloud, Minnesota. West Bank has eight offices in the Des Moines area, one office in Coralville, Iowa and one office in each of our four Minnesota markets. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans.  West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

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

West Bancorporation, Inc. and Subsidiary

West Bank’s business strategy emphasizes strong business and personal relationships between West Bank and its customers and the delivery of products and services that meet the individualized needs of those customers.  West Bank also emphasizes strong cost controls, while striving to achieve an above average return on equity.  To accomplish these goals, West Bank focuses on small- to medium-sized businesses in its local markets that traditionally wish to develop an exclusive relationship with a single bank.  West Bank has the size to provide the personal attention required by local business owners and the financial expertise and entrepreneurial attitude to help businesses meet their financial service needs.

As of December 31, 2019, we conducted banking operations through 13 locations in central and eastern Iowa and southern Minnesota.  The economies in our market areas are fairly diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets.  Our markets are home to major financial services companies, healthcare providers, educational institutions, technology and agribusiness companies, and state and local governments.  Our markets host major employers such as Principal Financial Group, Wells Fargo, Mayo Clinic, University of Iowa, University of Iowa Health Care, UnityPoint Health Partners, CentraCare Health Systems and IBM.

The markets in which we operate have generally experienced stable population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa with an estimated population of 655,000, while Iowa City and Coralville make up the fourth largest MSA in Iowa with an estimated population of 173,000. Rochester and St. Cloud are the third and fourth largest MSAs in Minnesota with estimated populations of 220,000 and 200,000, respectively.  We believe our markets are stable and have weathered various economic cycles relatively well. Unemployment rates in all of our markets are below the national unemployment rate of 3.5 percent as of December 31, 2019.

The market areas served by West Bank are highly competitive with respect to both loans and deposits.  West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2019, West Bank ranked eighth in the state of Iowa in terms of deposit size. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns.  Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank.  These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as financial technology (FinTech) companies, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

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

The Company and West Bank had approximately 171 full-time equivalent employees as of December 31, 2019.

West Bancorporation, Inc. and Subsidiary

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
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; reserve requirements; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (Regulatory Relief Act) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.
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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards, require more capital to be held in the form of common stock, and disallow certain funds from being included in capital determinations.  These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

West Bancorporation, Inc. and Subsidiary

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. However, the Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, which holding companies could issue as capital, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they could be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we will not be able to raise capital in the future through the issuance of trust preferred securities.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule (see “-BHC Capital Requirements” in the description of the Company below) and certain qualifying community banking organizations that may elect a simplified framework.

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

West Bancorporation, Inc. and Subsidiary

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7 percent for Common Equity Tier 1 Capital, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC, in order to be well-capitalized, a banking organization must maintain:

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

As of December 31, 2019: (i) West Bank was not subject to a directive from the FDIC to increase its capital; and (ii) West Bank was well-capitalized, as defined by FDIC regulations. West Bank is also in compliance with the capital conservation buffer of 2.5 percent.

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

West Bancorporation, Inc. and Subsidiary

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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (CRA) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that West Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2019, we retained our election as a financial holding company, but we have not engaged in any activity and do not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

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

BHC Capital Requirements. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, holding companies with less than $3 billion in total assets are exempt from the Basel III consolidated capital requirements and are deemed to be “well-capitalized, as long as their pro forma consolidated assets remain under $3 billion and as long as they do not: engage in significant nonbanking activities, conduct significant off-balance sheet activities or have a material amount of debt or equity securities registered with the SEC. As of the date of this filing, the Federal Reserve has not requested that we report consolidated regulatory capital and we are considered well-capitalized based on West Bank’s capital.

West Bancorporation, Inc. and Subsidiary

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

West Bancorporation, Inc. and Subsidiary

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36 percent as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35 percent. As a result, the FDIC is providing assessment credits to insured depository institutions, like West Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35 percent, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly, if needed, to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratios (LCR) in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “-The Role of Capital” above.

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

West Bancorporation, Inc. and Subsidiary

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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Key risk themes for 2020 have been identified as: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Privacy and Cybersecurity. West Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require West Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact West Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, West Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.
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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is three percent of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is ten percent of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

West Bancorporation, Inc. and Subsidiary

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

West Bank has historically exceeded, and continues to exceed, the 300 percent guideline for commercial real estate loans. This concentration remains within policy limits approved by West Bank’s board of directors. Additional monitoring processes have been implemented to manage this increased risk.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages West Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.
The CFPB’s rules have not had a significant impact on our operations, except for higher compliance costs.

ADDITIONAL INFORMATION

The principal executive offices of the Company are located at 1601 22nd Street, West Des Moines, Iowa 50266. The Company’s telephone number is (515) 222-2300, and its internet address is www.westbankstrong.com. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available for viewing or downloading free of charge from the Investor Relations section of the Company’s website as soon as reasonably practicable after the documents are filed with or furnished to the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (www.sec.gov) free of charge.

West Bancorporation, Inc. and Subsidiary

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

The largest component of West Bank’s income is interest received on loans. Our business depends on the creditworthiness of our customers. There are risks inherent in making loans, including risks of nonpayment, risks resulting from uncertainties of the future value of collateral, and risks resulting from changes in economic and industry conditions. We attempt to reduce our credit risk through prudent loan application, underwriting and approval procedures, including internal loan reviews before and after proceeds have been disbursed, careful monitoring of the concentration of our loans within specific industries, and collateral and guarantee requirements. These procedures cannot, however, be expected to completely eliminate our credit risks, and we can make no guarantees concerning the strength of our loan portfolio.

The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an adverse effect on our business, results of operations and financial condition.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in potential loss of revenue and have an adverse effect on our business, results of operations and financial condition.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2019. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

West Bancorporation, Inc. and Subsidiary

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 101 percent and 464 percent, respectively, as of December 31, 2019. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

West Bancorporation, Inc. and Subsidiary

A new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB issued a new accounting standard that will be effective for the Company for the fiscal year beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing for loan losses that are probable, and may require us to increase our allowance for loan losses and to greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), brokered CDs and purchased federal funds. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional debt is needed for liquidity purposes in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. Although we believe West Bank’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

West Bancorporation, Inc. and Subsidiary

The competition for banking and financial services in our market areas is high, which could adversely affect our financial condition and results of operations.

We operate in highly competitive markets and face strong competition in originating loans, seeking deposits and offering our other services. We compete in making loans, attracting deposits, and recruiting and retaining talented employees. The Des Moines metropolitan market area, in particular, has attracted many new financial institutions within the last two decades. We also compete with nonbank financial service providers, such as FinTech companies, many of which are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Customer loyalty can be influenced by a competitor’s new products, especially if those offerings are priced lower than our products. Some of our competitors may also be better able to attract customers because they provide products and services over a larger geographic area than we serve. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers, can lower the rate that we are able to charge on loans, and can affect our charges for other services. Our growth and profitability depend on our continued ability to compete effectively within our markets, and our inability to do so could have a material adverse effect on our financial condition and results of operations.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking and core deposit and loan recordkeeping systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain the confidence of our customers. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our customers, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our customers, loss of business or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

West Bancorporation, Inc. and Subsidiary

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

West Bancorporation, Inc. and Subsidiary

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

In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses or through the hiring of teams of bankers from other financial institutions that we believe provide a strategic fit with our business, or by opening new locations. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our overall levels of reported net income, return on average equity and return on average assets. To the extent we hire teams of bankers from other financial institutions, our salaries and employee benefits expense will likely increase, which may have an adverse effect on our net income, without any guarantee that the new lending team will be successful in generating new business. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

West Bancorporation, Inc. and Subsidiary

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

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment, not only in the markets where we operate, but also in the states of Iowa and Minnesota, generally, in the United States as a whole, and internationally. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors. Such unfavorable conditions could materially and adversely affect us.

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

West Bancorporation, Inc. and Subsidiary

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

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

We have loans, available for sale securities, derivative contracts and subordinated debentures with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR to alternative rates, such as SOFR, could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. In addition, any such transition could: (i) adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally; (ii) prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; (iii) result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and (iv) require the transition to or development of appropriate systems and analytics to effectively transition our risk management process from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

West Bancorporation, Inc. and Subsidiary

Consumers may decide not to use banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from other deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, presidential elections, international trade wars or international currency fluctuations may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to the impact of these risk factors.

Issuing additional common or preferred stock may adversely affect the market price of our common stock, and capital may not be available when needed.

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through acquisitions. Common shares have been and will be issued through the Company’s 2012 Equity Incentive Plan and the Company’s 2017 Equity Incentive Plan as grants of restricted stock units vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, on acceptable terms. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

West Bancorporation, Inc. and Subsidiary

The holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2019, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

West Bancorporation, Inc. and Subsidiary

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa.  West Bank leases its main banking office, along with additional office space for operational departments. West Bank operates 12 branch offices in addition to its main office. Six branch offices in the Des Moines, Iowa, metropolitan area are leased. Three of the branch offices are full-service locations, while the other three are drive-up only, express locations. West Bank also owns three full-service branch offices in Coralville and Waukee, Iowa, and Rochester, Minnesota. In 2019, West Bank opened three branch offices in leased facilities, located in the cities of Owatonna, Mankato and St. Cloud, Minnesota. We believe each of our facilities is adequate to meet our needs.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 169 holders of record of the Company’s common stock as of February 14, 2020, and an estimated 3,200 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $23.11 on February 14, 2020.

In the aggregate, cash dividends paid to common stockholders in 2019 and 2018 were $0.83 and $0.78 per common share, respectively.  Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly.  The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies.

The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by S&P Global Market Intelligence. The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2014, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
West Bancorporation, Inc.	100.00	119.85	155.46	163.19	128.05	178.57
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Midwest Bank	100.00	101.52	135.64	145.76	124.47	161.94
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  SELECTED FINANCIAL DATA

West Bancorporation, Inc. and Subsidiary
Selected Financial Data
	As of and for the Years Ended December 31
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating Results
Interest income	$98,675	$84,793	$73,034	$64,994	$60,147
Interest expense	32,245	22,735	12,977	7,876	5,993
Net interest income	66,430	62,058	60,057	57,118	54,154
Provision for loan losses	600	(250)	—	1,000	850
Net interest income after provision for loan losses	65,830	62,308	60,057	56,118	53,304
Noninterest income	8,318	7,752	8,648	7,982	8,203
Noninterest expense	38,406	34,992	32,267	31,148	30,068
Income before income taxes	35,742	35,068	36,438	32,952	31,439
Income taxes	7,052	6,560	13,368	9,936	9,697
Net income	$28,690	$28,508	$23,070	$23,016	$21,742

Dividends and Per Share Data
Cash dividends	$13,578	$12,696	$11,499	$10,800	$9,952
Cash dividends per common share	0.83	0.78	0.71	0.67	0.62
Basic earnings per common share	1.75	1.75	1.42	1.43	1.35
Diluted earnings per common share	1.74	1.74	1.41	1.42	1.35
Closing stock price per common share	25.63	19.09	25.15	24.70	19.75
Book value per common share	12.93	11.72	10.98	10.25	9.49
Average common shares outstanding	16,359	16,275	16,194	16,117	16,050

Year-End and Average Balances
Total assets	$2,473,691	$2,296,568	$2,114,377	$1,854,204	$1,748,396
Average assets	2,386,641	2,169,399	1,954,242	1,806,250	1,675,652
Investment securities	411,069	465,795	498,920	319,794	384,420
Loans	1,941,663	1,721,830	1,510,500	1,399,870	1,246,688
Allowance for loan losses	(17,235)	(16,689)	(16,430)	(16,112)	(14,967)
Deposits	2,014,756	1,894,529	1,810,813	1,546,605	1,440,729
Borrowings	222,728	185,343	119,711	125,410	127,175
Stockholders’ equity	211,820	191,023	178,098	165,376	152,377
Average stockholders’ equity	200,015	181,757	173,568	160,420	146,089

Performance Ratios
Average equity to average assets ratio	8.38%	8.38%	8.88%	8.88%	8.72%
Return on average assets	1.20%	1.31%	1.18%	1.27%	1.30%
Return on average equity	14.34%	15.68%	13.29%	14.35%	14.88%
Efficiency ratio (1)(2)	50.96%	48.33%	45.39%	46.03%	46.30%
Texas ratio (1)	0.23%	0.93%	0.32%	0.56%	0.87%
Net interest margin (2)	2.95%	3.06%	3.37%	3.49%	3.59%
Dividend payout ratio	47.33%	44.53%	49.84%	46.92%	45.77%
Dividend yield	3.24%	4.09%	2.82%	2.71%	3.14%
Definition of ratios:

•	Average equity to average assets ratio - average equity divided by average assets.

•	Return on average assets - net income divided by average assets.

•	Return on average equity - net income divided by average equity.

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

West Bancorporation, Inc. and Subsidiary

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s 2019 net income was $28,690 compared to $28,508 in 2018. Net income for 2019 was a record for the Company. Basic and diluted earnings per common share were $1.75 and $1.74, respectively, for both 2019 and 2018. During 2019, we paid our common stockholders $13,578 ($0.83 per common share) in dividends compared to $12,696 ($0.78 per common share) in 2018. The dividend declared and paid in the first quarter of 2020 was $0.21 per common share, the same amount as paid in the fourth quarter of 2019, and is the highest quarterly dividend ever paid by the Company.

In March 2019, the Company began operations in three new Minnesota markets, in the cities of Owatonna, Mankato and St. Cloud. The financial results of 2019 were impacted by compensation, occupancy and equipment costs, professional fees and business development costs related to this growth strategy, which totaled approximately $2.8 million on a pretax basis. We estimate the pretax net interest income from loans and deposits and related fee income in these markets was approximately $1.1 million in 2019. Additionally, our loan portfolio within these markets grew to over $119 million as of December 31, 2019. The Company has hired 16 new employees to support this growth initiative.

Our loan portfolio grew to $1,941,663 as of December 31, 2019, from $1,721,830 at the end of 2018. Deposits increased to $2,014,756 as of December 31, 2019, from $1,894,529 as of December 31, 2018. The growth in both was the result of our bankers working with existing customers to provide them with additional products and services, as well as business development efforts targeted at new customers. Our significant loan growth was also due to the Company’s expansion into the three new Minnesota markets mentioned above. Management believes the loan pipeline is strong and that loan growth will continue in each of our markets. Our loan portfolio continues to have a high level of credit quality, as nonperforming assets remained at a historically low level. As shown in the table below, our Texas ratio remains lower than that of any financial institution in our defined peer group.

The Company has a quantitative peer analysis program in place for evaluating its results. The Company's benchmarking peer group of 16 financial institutions is selected based on their business focus, scope and location of operations, size and other considerations. The Company is in the middle of the group in terms of asset size. The group is periodically reviewed, with changes made primarily to reflect merger and acquisition activity. The group of 16 Midwestern, publicly traded, peer financial institutions against which we compared our performance for 2019 consisted of BankFinancial Corporation, Bank First National Corporation, First Business Financial Services, Inc., First Defiance Financial Corp., First Internet Bancorporation, First Mid-Illinois Bancshares, Inc., Hills Bancorporation, Horizon Bancorp, Isabella Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., MutualFirst Financial, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Southern Missouri Bancorp, Inc. and QCR Holdings, Inc. Our goal is to perform at or near the top of these peers relative to what we consider to be four key metrics: return on average assets (ROA), return on average equity (ROE), efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2019	As of and for the nine months ended September 30, 2019 (2)
Return on average assets	1.20%	0.63% - 1.86%
Return on average equity	14.34%	6.20% - 13.97%
Efficiency ratio* (1)	50.96%	49.79% - 73.42%
Texas ratio*	0.23%	0.94% - 19.21%
* A lower ratio is better.

(1)	As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(2)	Latest data available.

Our earnings outlook is positive, and we have strong capital resources. We anticipate the Company will be profitable in 2020 at a level that compares with that of our peers. The amount of our future profit is dependent, in large part, on our ability to continue to grow the loan portfolio, the amount of loan losses we incur, fluctuations in market interest rates, and the strength of the local and national economy.

(dollars in thousands, except per share amounts)

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2019 are compared to the results for the year ended December 31, 2018 and the consolidated financial condition of the Company as of December 31, 2019 is compared to December 31, 2018. Results of operations for the year ended December 31, 2018 compared to the results for the year ended December 31, 2017 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2018 annual report on Form 10-K filed with the SEC on February 28, 2019.

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

	As and for the Years Ended December 31
	2019	2018	2017	2016	2015
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$66,430	$62,058	$60,057	$57,118	$54,154
Tax-equivalent adjustment (1)	834	1,528	2,677	2,623	2,604
Net interest income on an FTE basis (non-GAAP)	$67,264	$63,586	$62,734	$59,741	$56,758
Average interest-earning assets	$2,277,461	$2,075,372	$1,863,791	$1,711,612	$1,583,059
Net interest margin on an FTE basis (non-GAAP)	2.95%	3.06%	3.37%	3.49%	3.59%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$67,264	$63,586	$62,734	$59,741	$56,758
Noninterest income	8,318	7,752	8,648	7,982	8,203
Adjustment for realized investment securities (gains) losses, net	87	263	(326)	(66)	(47)
Adjustment for losses on disposal of premises and equipment, net	—	109	25	4	6
Adjustment for gain on sale of premises	(307)	—	—	—	—
Adjusted income	$75,362	$71,710	$71,081	$67,661	$64,920
Noninterest expense	$38,406	$34,992	$32,267	$31,148	$30,068
Less: Other real estate owned expenses	—	—	—	—	(10)
Adjustment for write-down of premises	—	(333)	—	—	—
Adjusted expense	$38,406	$34,659	$32,267	$31,148	$30,058
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	50.96%	48.33%	45.39%	46.03%	46.30%
(1) Computed on a tax-equivalent basis using a federal income tax rate of 21 percent in 2018 and 2019 and 35 percent in 2015 through 2017, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results, as it enhances the comparability of income arising from taxable and nontaxable sources.
(2) The efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial performance. It is a standard measure of comparison within the banking industry.

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2019 COMPARED TO 2018

OVERVIEW

Key performance measures of our 2019 operations compared to 2018 included:

•	ROA was 1.20 percent compared to 1.31 percent in 2018.

•	ROE was 14.34 percent compared to 15.68 percent in 2018.

•	Efficiency ratio was 50.96 percent compared to 48.33 percent in 2018.

•	Texas ratio was 0.23 percent compared to 0.93 percent in 2018.

•	The loan portfolio grew 12.8 percent during 2019.

•	Deposits increased by 6.3 percent during 2019.

Net income for the year ended December 31, 2019, was $28,690, compared to $28,508 for the year ended December 31, 2018. Basic and diluted earnings per common share were $1.75 and $1.74, respectively, for both 2019 and 2018.

The increase in 2019 net income compared to 2018 was primarily the result of higher net interest income and noninterest income, partially offset by increases in provision for loan losses and noninterest expense. Net interest income grew $4,372, or 7.0 percent, in 2019 compared to 2018. The increase in net interest income was primarily due to a $245,515 increase in average loans outstanding and increase in average yield in 2019 compared to 2018. This was partially offset by a $141,859 increase in average interest-bearing deposits and an increase in average rates paid on deposits in 2019 compared to 2018.

The Company recorded a provision for loan losses of $600 in 2019 compared to a negative provision for loan losses of $250 in 2018. Noninterest income increased $566, or 7.3 percent, in 2019 compared to 2018, while noninterest expense grew $3,414, or 9.8 percent, in 2019 compared to 2018.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2019, the Company’s efficiency ratio increased to 50.96 percent from the prior year’s ratio of 48.33 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense and write-down of premises) by the sum of tax-equivalent net interest income plus noninterest income (excluding net investment securities gains or losses and gains or losses on disposition of premises and equipment). The increase in our efficiency ratio in 2019 was primarily due to increased noninterest expense, which was attributable to our expanded operations in the three new Minnesota markets of Owatonna, Mankato and St. Cloud.

The Texas ratio, which is the ratio of nonperforming assets to tangible common equity plus the allowance for loan losses, decreased to 0.23 percent as of December 31, 2019, compared to 0.93 percent as of December 31, 2018. A lower Texas ratio indicates a stronger credit quality condition. The ratio for 2019 was significantly better than those of our identified peer group, which ranged from 0.94 percent to 19.21 percent for the nine months ended September 30, 2019 (most recent available data). For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Loan Losses” sections in this Item of this Form 10-K.

(dollars in thousands, except per share amounts)

Net Interest Income

Net interest income increased to $66,430 for 2019 from $62,058 for 2018, as the impact of the growth of interest-earning assets and increases in average yields exceeded the effect of an increase in the average balance and average rate paid on interest-bearing liabilities. The net interest margin for 2019 declined 11 basis points to 2.95 percent compared to 3.06 percent for 2018. The average yield on earning assets increased by 21 basis points, while the rate paid on interest-bearing liabilities increased by 37 basis points. As a result, the net interest spread, which is the difference between the yields earned on assets and the rates paid on liabilities, declined to 2.56 percent in 2019 from 2.72 percent in 2018. Pressure on net interest margin continued throughout most of 2019 as a result of rising short-term market interest rates during 2018 and the inversion of the yield curve. The Federal Reserve decreased the targeted federal funds rate by a total of 75 basis points during the third and fourth quarters of 2019, which provided some relief on the downward pressure on net interest margin during the fourth quarter. Management expects these reductions in the targeted federal funds rate will continue to have a positive impact on the cost of deposits; however, a flat yield curve will continue to put pressure on net interest margin. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $17,235 as of December 31, 2019, represented 0.89 percent of total loans and 3,203.5 percent of nonperforming loans at year end, compared to 0.97 percent and 865.6 percent, respectively, as of December 31, 2018. A provision for loan losses of $600 was recorded in 2019 compared to a negative provision for loan losses of $250 in 2018. The increased provision for loan losses in 2019 was directly associated with strong loan growth.

Nonperforming loans at December 31, 2019 totaled $538, or 0.03 percent of total loans, down from $1,928, or 0.11 percent of total loans, at December 31, 2018. The decrease in nonperforming loans at December 31, 2019, compared to December 31, 2018, was primarily due to payments received on nonaccrual loans throughout 2019. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers’ financial difficulties. The Company held no other real estate owned properties as of December 31, 2019 or 2018.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2019	2018	Change	Change %
Service charges on deposit accounts	$2,492	$2,541	$(49)	(1.93)%
Debit card usage fees	1,644	1,681	(37)	(2.20)%
Trust services	2,026	1,921	105	5.47%
Increase in cash value of bank-owned life insurance	644	631	13	2.06%
Realized investment securities losses, net	(87)	(263)	176	66.92%
Other income:
Other service charges and fees	1,039	884	155	17.53%
Gain on sale of premises	307	—	307	N/A
Guarantee fees	—	254	(254)	(100.00)%
All other	253	103	150	145.63%
Total other income	1,599	1,241	358	28.85%
Total noninterest income	$8,318	$7,752	$566	7.30%
The net losses on sales of investment securities during 2019 and 2018 primarily resulted from the Company’s strategy to reposition certain components of the investment portfolio into higher yielding securities without increasing the risk profile of the portfolio and to generate liquidity used for loan growth. The Company recognized a gain on sale of premises during the first quarter of 2019 related to the sale of the Iowa City branch office. The Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018. Nonrecurring credit-related default guarantee fees were recognized during 2018.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2019	2018	Change	Change %
Salaries and employee benefits	$21,790	$18,791	$2,999	15.96%
Occupancy	5,355	4,996	359	7.19%
Data processing	2,735	2,682	53	1.98%
FDIC insurance	404	685	(281)	(41.02)%
Professional fees	814	840	(26)	(3.10)%
Director fees	993	1,014	(21)	(2.07)%
Write-down of premises	—	333	(333)	(100.00)%
Other expenses:
Marketing	230	195	35	17.95%
Business development	907	824	83	10.07%
Insurance expense	382	361	21	5.82%
Subscriptions	394	341	53	15.54%
Trust	443	400	43	10.75%
Consulting fees	327	256	71	27.73%
Postage and courier	282	289	(7)	(2.42)%
Supplies	311	241	70	29.05%
Low income housing projects amortization	453	541	(88)	(16.27)%
New market tax credit project amortization and related management fees	919	647	272	42.04%
All other	1,667	1,556	111	7.13%
Total other	6,315	5,651	664	11.75%
Total noninterest expense	$38,406	$34,992	$3,414	9.76%

Salaries and employee benefits increased in 2019 compared to 2018, primarily due to the Company’s expansion in Minnesota. During 2019, West Bank added 16 full-time employees to support the expansion efforts in Owatonna, Mankato and St. Cloud, Minnesota. Other increases in salaries and employee benefits were normal operating increases. Occupancy expense also increased in 2019 in comparison to 2018, primarily as a result of the Company entering into three new leases for the new Minnesota locations. Total noninterest expenses in 2019 included approximately $2.8 million in costs associated with the Minnesota expansion.

FDIC insurance expense decreased in 2019 compared to 2018. In September 2019, West Bank was notified by the FDIC regarding the utilization of small bank assessment credits, as a result of the Deposit Insurance Fund reserve ratio reaching 1.38 percent. The Company applied approximately $425 of the credits to its quarterly assessments in 2019, resulting in no expense for the third or fourth quarter of 2019. The Company has approximately $74 of credits available to offset future assessments, which will reduce FDIC insurance expense when applied.

The Company recognized a $333 write-down of premises during 2018 related to the Iowa City branch office, which was subsequently sold in the first quarter of 2019.

(dollars in thousands, except per share amounts)

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2019 and 2018 was approximately $5,095 and $4,735, respectively, while state income tax expense was approximately $1,957 and $1,825, respectively. The effective rate of income tax expense as a percent of income before income taxes was 19.8 percent and 18.7 percent, respectively, for 2019 and 2018.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, stock compensation and state income taxes. The effective tax rate for both 2019 and 2018 was also impacted by federal income tax credits, including low income housing tax credits and a new markets tax credit generated by West Bank’s investment in a qualified community development entity, of approximately $1,265 and $1,140, respectively.

The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards and capital loss carryforwards, as management believes it is likely that such carryforwards will expire without being utilized.

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

	2019			2018			2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$387,137	$19,493	5.04%	$321,395	$15,315	4.77%	$327,673	$14,279	4.36%
Real estate (3)	1,405,175	66,078	4.70%	1,225,665	55,973	4.57%	1,108,062	49,481	4.47%
Consumer and other	6,876	335	4.87%	6,613	282	4.26%	8,150	330	4.05%
Total loans	1,799,188	85,906	4.77%	1,553,673	71,570	4.61%	1,443,885	64,090	4.44%
Investment securities:
Taxable	354,727	10,031	2.83%	322,795	8,124	2.52%	248,698	5,501	2.21%
Tax-exempt (3)	69,505	2,462	3.54%	173,449	6,140	3.54%	143,612	5,789	4.03%
Total investment securities	424,232	12,493	2.94%	496,244	14,264	2.87%	392,310	11,290	2.88%
Federal funds sold	54,041	1,110	2.05%	25,455	487	1.91%	27,596	331	1.20%
Total interest-earning assets (3)	2,277,461	99,509	4.37%	2,075,372	86,321	4.16%	1,863,791	75,711	4.06%
Noninterest-earning assets:
Cash and due from banks	41,036			33,934			34,477
Premises and equipment, net	30,351			22,271			23,088
Other, less allowance for
loan losses	37,793			37,822			32,886
Total noninterest-earning assets	109,180			94,027			90,451
Total assets	$2,386,641			$2,169,399			$1,954,242

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$1,337,009	19,548	1.46%	$1,266,534	14,369	1.13%	$1,067,164	6,166	0.58%
Time	255,770	5,666	2.22%	184,386	2,695	1.46%	147,232	1,456	0.99%
Total deposits	1,592,779	25,214	1.58%	1,450,920	17,064	1.18%	1,214,396	7,622	0.63%
Other borrowed funds	191,969	7,031	3.66%	127,836	5,671	4.44%	146,577	5,355	3.65%
Total interest-bearing liabilities	1,784,748	32,245	1.81%	1,578,756	22,735	1.44%	1,360,973	12,977	0.95%
Noninterest-bearing liabilities:
Demand deposits	379,231			401,778			412,078
Other liabilities	22,647			7,108			7,623
Stockholders’ equity	200,015			181,757			173,568
Total liabilities and
stockholders’ equity	$2,386,641			$2,169,399			$1,954,242

Net interest income (4)/net interest spread (3)		$67,264	2.56%		$63,586	2.72%		$62,734	3.11%
Net interest margin (3) (4)			2.95%			3.06%			3.37%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

(3)
Tax-exempt income has been adjusted to a tax-equivalent basis using a federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017 and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(4)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP financial measures. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities.  The Federal Reserve decreased the targeted federal funds interest rate by a total of 75 basis points in 2019, compared to an increase of 100 basis points in 2018. We expect the targeted fed funds rate to remain unchanged and the yield curve to remain relatively flat in 2020.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2019, 2018 and 2017, the Company’s net interest margin on a tax-equivalent basis was 2.95, 3.06 and 3.37 percent, respectively.  There was an increase of $3,678 in tax-equivalent net interest income in 2019 compared to 2018. This was primarily due to an increase in the average balance of and rate earned on interest earning assets, which was partially offset by an increase in average balance of and rate paid on interest-bearing liabilities.

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

	2019 Compared to 2018			2018 Compared to 2017
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$3,272	$906	$4,178	$(278)	$1,314	$1,036
Real estate (2)	8,400	1,705	10,105	5,350	1,142	6,492
Consumer and other	12	41	53	(65)	17	(48)
Total loans (including fees)	11,684	2,652	14,336	5,007	2,473	7,480
Investment securities:
Taxable	848	1,059	1,907	1,793	830	2,623
Tax-exempt (2)	(3,682)	4	(3,678)	1,110	(759)	351
Total investment securities	(2,834)	1,063	(1,771)	2,903	71	2,974
Federal funds sold	585	38	623	(27)	183	156
Total interest income (2)	9,435	3,753	13,188	7,883	2,727	10,610
Interest Expense
Deposits:
Savings, interest-bearing
demand and money market	837	4,342	5,179	1,332	6,871	8,203
Time	1,274	1,697	2,971	428	811	1,239
Total deposits	2,111	6,039	8,150	1,760	7,682	9,442
Other borrowed funds	2,477	(1,117)	1,360	(740)	1,056	316
Total interest expense	4,588	4,922	9,510	1,020	8,738	9,758
Net interest income (2) (3)	$4,847	$(1,169)	$3,678	$6,863	$(6,011)	$852

(1)	Average balances of nonaccrual loans were included for computational purposes.

(2)
Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017 and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.

(3)	Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $14,336 for the year ended December 31, 2019, compared to 2018. The average balance of loans increased $245,515 in 2019 compared to 2018, as West Bank lenders in each of our markets focused on business development. The average yield on loans increased 16 basis points in 2019 compared to 2018. The increase in average yield on loans in 2019 was less than the increase in the cost of deposits due to the relatively flat yield curve. The yield on the Company’s loan portfolio is affected by the mix of the portfolio, the interest rate environment, the effects of competition, the level of nonaccrual loans, and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of investment securities in 2019 was $72,012 lower than in 2018, primarily as a result of securities sold during 2019 to create liquidity for loan growth. The Company periodically evaluates the bond portfolio and may sell lower yielding bonds for reinvestment into higher yielding bonds with similar risk profiles and duration, or for loan funding.

The average balance of interest-bearing demand, savings and money market deposits increased $70,475 in 2019 compared to 2018. The increase was primarily due to an increase in average balances of money market accounts. The average rate paid on interest-bearing demand, savings and money market deposits in 2019 increased to 1.46 percent from 1.13 percent for 2018. The related increase in interest expense was primarily due to increasing interest rates on certain money market deposit products in response to increases in the targeted federal funds rates during 2018, partially offset by the decreases in the targeted federal funds rate in the third and fourth quarters of 2019. The average balance of time deposits increased $71,384 in 2019 compared to 2018. The increase was primarily due to the Company entering into brokered CDs during 2019 as part of a funding strategy and a general increase in demand for time deposit products. Interest rates on time deposits increased 76 basis points in 2019 compared to 2018, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued.

The average rate paid on other borrowed funds decreased 78 basis points in 2019 compared to 2018, and the average balance increased $64,133 between the same time periods. The increase in the average balance was primarily due to an increase in FHLB funding. With this new funding, the Company also entered into new interest rate swaps that took advantage of the inverted yield curve at that time. This strategy contributed to the decrease in the average rate paid on borrowed funds.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated.

	As of December 31
	2019	2018	2017
Securities available for sale, at fair value:
State and political subdivisions	$47,178	$149,156	$146,313
Collateralized mortgage obligations	181,921	157,004	159,932
Mortgage-backed securities	73,030	63,378	60,429
Asset-backed securities	17,600	31,903	45,195
Collateralized loan obligations	64,832	—	—
Trust preferred security	—	1,900	2,006
Corporate notes	14,017	50,417	30,344
Total securities available for sale	$398,578	$453,758	$444,219

Securities held to maturity, at amortized cost:
State and political subdivisions	$—	$—	$45,527

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2019.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have monthly paydowns that are not reflected in the table.

Investments as of December 31, 2019	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$—	$1,161	$46,017	$47,178
Collateralized mortgage obligations	—	12,461	18,696	150,764	181,921
Mortgage-backed securities	—	—	3,570	69,460	73,030
Asset-backed securities	—	—	—	17,600	17,600
Collateralized loan obligations	—	—	—	64,832	64,832
Corporate notes	—	—	14,017	—	14,017
Total	$—	$12,461	$37,444	$348,673	$398,578

Weighted average yield:
State and political subdivisions (1)	—%	—	3.22%	3.53%
Collateralized mortgage obligations	—	1.95%	2.11%	2.48%
Mortgage-backed securities	—	—	3.69%	2.11%
Asset-backed securities	—	—	—	2.07%
Collateralized loan obligations	—	—	—	3.59%
Corporate notes	—	—	4.15%	—
Total	—%	1.95%	3.09%	2.73%

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

As of December 31, 2019, the existing gross unrealized losses of $2,290 were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows. The Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. However, management may decide to sell securities with unrealized losses at a future date for liquidity purposes, to manage interest rate risk, or to enhance interest income.

As of December 31, 2019, approximately 68 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. In the current interest rate environment, those securities provide relatively good yields, have little to no credit risk, and provide fairly consistent cash flows. All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA), and commercial mortgage pass-through securities guaranteed by the Small Business Administration (SBA). Pass-through asset-backed securities are guaranteed by the SBA and represent participating interests in pools of commercial working capital and equipment loans. The debt obligations were all within the credit ratings acceptable under West Bank’s investment policy.

Securities were sold during 2019 to create liquidity for loan growth and for reinvestment into collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations (CLOs), which was part of a reinvestment strategy to improve yield without significantly changing the risk profile of the portfolio. Government agency guaranteed collateralized mortgage obligations increased by $24,917 and mortgage-backed securities increased by $9,652 during 2019. The Company also purchased CLOs during 2019 after evaluating the risk characteristics of the issuers and underlying collateral. CLOs are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. As of December 31, 2019, the CLO tranches owned by the Company were rated AA/Aa2 or better by Standard & Poor’s/Moody’s, well above the thresholds for investment grade.

(dollars in thousands, except per share amounts)

The securities issued by state and political subdivisions were diversified in 14 states. As of December 31, 2019, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders’ equity.

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company’s loan portfolio by segment as of the dates indicated.

	As of December 31
	2019	2018	2017	2016	2015
Commercial	$431,044	$358,763	$347,482	$334,014	$349,051
Real estate:
Construction, land and land development	264,193	245,810	207,451	205,610	174,602
1-4 family residential first mortgages	54,475	49,052	51,044	47,184	51,370
Home equity	12,380	14,469	13,811	18,057	21,749
Commercial	1,175,024	1,050,025	886,114	788,000	644,176
Consumer and other	6,787	6,211	6,363	8,355	6,801
Total loans	1,943,903	1,724,330	1,512,265	1,401,220	1,247,749
Deferred loan fees, net	(2,240)	(2,500)	(1,765)	(1,350)	(1,061)
Total loans, net of deferred fees	$1,941,663	$1,721,830	$1,510,500	$1,399,870	$1,246,688

As of December 31, 2019, total loans were approximately 96 percent of total deposits and 78 percent of total assets.  As of December 31, 2019, the majority of all loans were originated directly by West Bank to borrowers within West Bank’s principal market areas.

Loans outstanding at the end of 2019 increased 12.8 percent compared to the end of 2018. The growth was primarily in the commercial, construction, land and land development, and commercial real estate segments. Management believes the growth was the result of continued improvement in our local economies and the Company’s overall business development efforts in all of our operating markets. Our loan growth during 2019 was also due to the Company’s expansion into the three Minnesota markets of Owatonna, Mankato and St. Cloud. Management believes the business development efforts are strong throughout the organization, and additional growth is expected in 2020.

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

(dollars in thousands, except per share amounts)

Although repayment risk exists on all loans, different factors influence repayment risk for each type of loan. The primary risks associated with commercial real estate loans are the quality of the borrower’s management and the health of the national and regional economies. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the borrower. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in underwriting because these determine the ultimate value of the property and the ability to service debt. Therefore, in most commercial real estate projects, we generally require a minimum stabilized debt service coverage ratio of 1.20 to 1.35, depending on the real estate type. Exceptions to this policy can be made for certain borrowers that exhibit other credit quality strengths. Exceptions to the policy are monitored by management. Our strategy with respect to the management of these types of risks is to consistently follow prudent loan policies and underwriting practices.

The Company recognizes that a diversified loan portfolio contributes to reducing risk. The specific loan portfolio mix is subject to change based on loan demand, the business environment and various economic factors. The Company actively monitors concentrations within the loan portfolio to ensure appropriate diversification is maintained. In addition, management tracks the level of owner occupied commercial real estate loans versus non-owner occupied commercial real estate loans. Owner occupied commercial real estate loans are generally considered to have less risk than non-owner occupied commercial real estate loans.

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

Commercial loans secured by real estate, including construction, land and land development, totaled $1,439,217, or 74 percent of total loans, at December 31, 2019. This loan category included concentrations of approximately $229,005 of loans for medical-related or senior care facilities and approximately $274,937 of loans secured by multifamily residential properties.

Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2019 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2019			2018
Non-owner occupied commercial real estate	Balance	% of CRE Portfolio	Weighted Average LTV	Balance	% of CRE Portfolio	Weighted Average LTV
Multifamily	$272,927	23.2%	71%	$213,475	19.8%	72%
Medical & senior care facilities	204,889	17.4%	66%	188,710	17.5%	66%
Warehouse	132,249	11.3%	71%	120,560	11.2%	73%
Hotel	138,898	11.8%	69%	123,318	11.4%	71%
Mixed use	62,315	5.3%	74%	116,857	10.8%	67%
Offices	130,169	11.1%	72%	108,294	10.0%	74%
Land for development	73,382	6.2%	64%	75,307	7.0%	65%
All other	160,305	13.7%	not available	132,928	12.3%	not available
Total	$1,175,134	100.0%		$1,079,449	100.0%

(dollars in thousands, except per share amounts)

The following table summarizes non-owner occupied commercial real estate loans by property type and risk rating as of December 31, 2019. Risk ratings are defined in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	As of December 31, 2019
	Risk Rating
	Total	1-3	4	5	6	7	8
Multifamily	$272,927	$24,028	$233,257	$15,642	$—	$—	$—
Medical & senior care facilities	204,889	101,873	62,340	30,085	10,591	—	—
Warehouse	132,249	59,064	67,028	6,157	—	—	—
Hotel	138,898	50,585	88,313	—	—	—	—
Mixed use	62,315	6,028	52,403	3,884	—	—	—
Offices	130,169	9,473	113,852	6,844	—	—	—
Land for development	73,382	3,544	68,499	1,278	61	—	—
All other	160,305	73,393	80,976	5,237	699	—	—
Total	$1,175,134	$327,988	$766,668	$69,127	$11,351	$—	$—

As of December 31, 2019, there was one non-owner occupied commercial real estate loan, with a principal balance of $152, that was past due 30 days or more.

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables.  Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2019	Within one year	After one but within five years	After five years	Total
Commercial	$179,978	$176,643	$74,423	$431,044
Real estate:
Construction, land and land development	129,163	109,406	25,624	264,193
1-4 family residential first mortgages	11,142	38,257	5,076	54,475
Home equity	3,914	8,441	25	12,380
Commercial	77,669	580,804	516,551	1,175,024
Consumer and other	2,875	3,912	—	6,787
Total loans	$404,741	$917,463	$621,699	$1,943,903

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$795,510	$398,308
Variable rates		121,953	223,391
		$917,463	$621,699

(dollars in thousands, except per share amounts)

Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2019	2018	2017	2016	2015
Nonaccrual loans	$538	$1,928	$622	$1,022	$1,381
Loans past due 90 days and still accruing interest	—	—	—	—	—
Troubled debt restructured loans (1)	—	—	—	—	80
Total nonperforming loans	538	1,928	622	1,022	1,461
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$538	$1,928	$622	$1,022	$1,461

Nonperforming loans to total loans	0.03%	0.11%	0.04%	0.07%	0.12%
Nonperforming assets to total assets	0.02%	0.08%	0.03%	0.06%	0.08%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Credit quality of the Company’s assets remains strong, as nonperforming assets continued to be at historically low levels during 2019. The decrease in nonperforming loans at December 31, 2019, compared to December 31, 2018, is primarily due to payments received on nonaccrual loans during 2019. The Company’s Texas ratio, which is computed by dividing nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.23 percent as of December 31, 2019, compared to 0.93 percent as of December 31, 2018.

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Interest income is subsequently recognized only to the extent cash payments are received.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2019, 2018 and 2017, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $25, $96 and $47, respectively. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.

A loan is classified as a TDR loan when the Company separately concludes that a borrower is experiencing financial difficulties and a concession is granted that would not have otherwise been considered. Concessions may include restructuring of the loan terms to alleviate the burden of the borrower’s cash requirements, such as an extension of the payment terms beyond the original maturity date or a change in the interest rate charged. The payment history of the borrower, along with a current analysis of its cash flows, is used to determine the restructured terms. Underwriting procedures are similar to those of new loan originations, and renewals of performing loans in that current financial information is obtained and analyzed. A current assessment of collateral is performed. The approval process for TDR loans is the same as that for new loans. The TDR loans with extended terms are accounted for as impaired until performance is established.  A change to the interest rate would change the classification of a loan to a TDR loan if the restructured loan yields a rate that is below a market rate for that of a new loan with comparable risk. TDR loans with below-market rates are considered impaired until fully collected. TDR loans may also be reported as nonaccrual or 90 days past due if they are not performing per the restructured terms.

Interest income on other impaired loans is based upon the terms of the underlying loan agreement.  However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan’s collateral. The average balance of all impaired loans during 2019 was approximately $1,243.  Interest income recognized on impaired loans in 2019, 2018 and 2017 was approximately $75, $6 and $10, respectively.

(dollars in thousands, except per share amounts)

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

Factors considered in establishing an appropriate allowance include: the borrower’s financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower’s specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company’s concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of service industries and state and county governments.

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

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information.  Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio.  In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for loan losses.  Such agencies may require West Bank to recognize additional losses based on such agencies’ review of information available to them at the time of their examinations. The most recent FDIC examination for the Company was completed in December 2019.

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2019	2018	2017	2016	2015
Balance at beginning of period	$16,689	$16,430	$16,112	$14,967	$13,607
Charge-offs:
Commercial	(452)	(208)	(199)	(125)	(408)
Real estate:
Construction, land and land development	—	—	—	(141)	—
1-4 family residential first mortgages	—	—	—	(93)	(23)
Home equity	—	(24)	(176)	—	(2)
Commercial	—	—	—	—	—
Consumer and other	—	(3)	—	(47)	(6)
Total charge-offs	(452)	(235)	(375)	(406)	(439)
Recoveries:
Commercial	290	673	232	218	579
Real estate:
Construction, land and land development	—	—	398	217	250
1-4 family residential first mortgages	14	18	15	59	7
Home equity	74	24	28	36	87
Commercial	12	13	13	13	12
Consumer and other	8	16	7	8	14
Total recoveries	398	744	693	551	949
Net (charge-offs) recoveries	(54)	509	318	145	510
Provision for loan losses charged to operations	600	(250)	—	1,000	850
Balance at end of period	$17,235	$16,689	$16,430	$16,112	$14,967
Average loans outstanding	$1,799,188	$1,553,673	$1,443,885	$1,336,156	$1,213,429
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding	0.00%	0.03%	0.02%	0.01%	0.04%
Ratio of allowance for loan losses to
average loans outstanding	0.96%	1.07%	1.14%	1.21%	1.23%
Ratio of allowance for loan losses to total
loans at the end of period	0.89%	0.97%	1.09%	1.15%	1.20%

(dollars in thousands, except per share amounts)

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses by loan segment as of the dates indicated.

	As of December 31
	2019		2018		2017		2016		2015
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$3,875	22.17%	$3,508	20.81%	$3,866	22.98%	$3,881	23.84%	$4,369	27.97%
Real estate:
Construction, land
and land development	2,375	13.59%	2,384	14.26%	2,213	13.72%	2,639	14.67%	2,338	13.99%
1-4 family residential
first mortgages	216	2.80%	250	2.84%	319	3.38%	317	3.37%	508	4.12%
Home equity	127	0.64%	171	0.84%	186	0.91%	478	1.29%	481	1.74%
Commercial	10,565	60.45%	10,301	60.89%	9,770	58.59%	8,697	56.23%	7,254	51.63%
Consumer and other	77	0.35%	75	0.36%	76	0.42%	100	0.60%	17	0.55%
	$17,235	100.00%	$16,689	100.00%	$16,430	100.00%	$16,112	100.00%	$14,967	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management’s assessment of economic factors that may influence potential losses in the loan portfolio. The U.S. economy continued to grow in 2019, although at a slower pace than prior years. Average monthly jobs growth in the last quarter of 2019 was approximately 183,000, while the national unemployment rate remained at a historically low level of 3.5 percent as of December 2019. Additionally, growth estimates for gross domestic product for the fourth quarter of 2019 was 2.3 percent, which was up slightly from 2.1 percent in the third quarter. Activity in the housing market continued at a moderate pace. Short term interest rates are expected to remain unchanged in 2020, in comparison to 2019 and 2018 when rates were decreased by 75 basis points and increased by 100 basis points, respectively. To establish the allowance for loan losses, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16- or 20-quarter period. Management believes that using the highest of these time periods will select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative. Loss experience factors remained at historically low levels in 2019 in all loan segments.

As of December 31, 2019, there were no specific reserves related to loans individually evaluated for impairment. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $661 to a total of $17,235, or 0.89 percent, as of December 31, 2019 compared to $16,574, or 0.96 percent, as of December 31, 2018. Based upon the quarterly evaluations, management determined a provision for loan losses of $600 was appropriate for the year ended December 31, 2019. This provision for loan losses was primarily associated with strong loan growth during 2019. Management believes the resulting allowance for loan losses as of December 31, 2019 was adequate to absorb the losses inherent in the loan portfolio.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $2,014,756 as of December 31, 2019, which was 6.3 percent higher than the total as of December 31, 2018. The increase in deposits was due to the combination of business development efforts and normal fluctuations as corporate and municipal customers’ liquidity needs vary at any given time. West Bank continues to offer the Insured Cash Sweep interest-bearing checking and money market products, which is a reciprocal program providing FDIC insurance coverage for all participating deposits.

The volume of time deposits grew during 2019, primarily due to normal customer activity in response to higher rates that resulted from the 2018 market rate increases and the addition of brokered CDs. As of December 31, 2019, brokered CDs totaled $50,000. West Bank continues to offer the Certificate of Deposit Account Registry Service (CDARS) program. The CDARS program is also a reciprocal program providing FDIC insurance coverage for all participating deposits. CDARS time deposits made up approximately 33 percent of total time deposits at December 31, 2019.

Approximately 87 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed. In the event a substantial volume of time deposits is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2019.

3 months or less	$106,231
Over 3 through 6 months	69,348
Over 6 through 12 months	54,472
Over 12 months	25,441
$255,492
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$379,231	—	$401,778	—	$412,078	—
Interest-bearing demand:
Reward Me checking	44,206	0.41%	51,460	0.26%	59,797	0.26%
Insured cash sweep	79,976	1.20%	69,588	0.67%	74,730	0.28%
Other interest-bearing demand	194,612	0.28%	195,964	0.23%	188,946	0.18%
Money market:
Insured cash sweep	256,670	2.11%	246,360	1.59%	181,203	0.78%
Other money market	649,032	1.85%	580,543	1.53%	463,925	0.85%
Savings	112,513	0.40%	122,619	0.42%	98,563	0.12%
Time	255,770	2.22%	184,386	1.46%	147,232	0.99%
	$1,972,010		$1,852,698		$1,626,474
Management anticipates the average interest rates on money market and insured cash sweep demand deposits in 2020 will be lower than the average rates paid in 2019 because of interest rate decreases made by the Company during the third and fourth quarters of 2019 and the sensitivity of certain money market accounts to changes in the targeted federal funds rates. To limit the Company’s exposure to market interest rate increases, interest rate swaps are in place on $110,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments. Management does not expect interest rates on other interest-bearing demand, savings and time deposits in 2020 to be significantly different from the average rates paid in 2019, unless market factors would dictate a change.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount or debt issuance costs, and the weighted average effective rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2019		2018		2017
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased	$2,660	1.25%	$19,985	2.61%	$545	1.00%
Subordinated notes, net (1)	20,438	5.07%	20,425	4.88%	20,412	4.81%
FHLB advances, net (1)	179,365	2.90%	137,878	3.97%	76,382	4.22%
Long-term debt, net	22,925	2.33%	27,040	2.92%	22,917	3.34%
	$225,388	3.00%	$205,328	3.79%	$120,256	4.14%
(1) The effective interest rates include the effects of interest rate swaps and amortization of origination and discount fees.
The following tables set forth the average principal balance, net of any discount or debt issuance costs, the average effective rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased	$10,229	2.35%	$9,139	2.06%	$10,103	0.98%
Subordinated notes, net (1)	20,431	5.01%	20,418	5.27%	20,405	4.42%
FHLB advances, net (1)	137,471	3.73%	78,673	4.64%	99,656	3.85%
Long-term debt, net	23,838	2.67%	19,606	3.86%	16,413	3.16%
	$191,969	3.66%	$127,836	4.44%	$146,577	3.65%
(1) The effective interest rates include the effects of interest rate swaps and amortization of origination and discount fees.

	2019	2018	2017
Maximum amount outstanding at any
month-end during the year:
Federal funds purchased	$61,545	$51,820	$48,925
Subordinated notes, net	20,438	20,425	20,412
FHLB advances, net	179,365	137,878	101,255
Long-term debt, net	27,030	27,040	25,483
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

In October 2018, an interest rate swap with a notional amount of $20,000 became effective and converted variable-rate subordinated notes to fixed-rate debt. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. This interest rate swap has a fixed rate of 4.81 percent and matures in September 2026.

During December 2012, $80,000 of the FHLB advances were modified and converted to variable-rate advances tied to the three- month LIBOR interest rate. To limit the Company’s exposure to market interest rate increases, an interest rate swap with a fixed rate of 2.52 percent is in place on $30,000 of these long-term variable-rate FHLB advances. One of these advances totaling $25,000 matured in December 2019. The other variable-rate advances are scheduled to mature in June and September of 2020.

(dollars in thousands, except per share amounts)

In a strategy to manage its exposures to the variability in interest payments on wholesale funding sources due to interest rate movements, the Company entered into five long-term interest rate swap agreements in 2019 with a total notional amount of $125,000 to hedge the interest payments of rolling one- or three-month funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from February 2024 through June 2029 and fixed rates ranging from 1.69 percent to 2.62 percent. As part of this strategy, the Company has one-month and three-month FHLB advances totaling $125,000 as of December 31, 2019. This strategy effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps. Additionally, the Company had short-term brokered CDs totaling $50,000 as of December 31, 2019. These brokered CDs are not being hedged by interest rate swaps but are a part of the Company’s short-term funding strategy.

On May 25, 2017, the Company entered into a credit agreement with a commercial bank and borrowed $25,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $3,000. The additional borrowing was used to make a capital injection into West Bank in 2017. In June 2019, the Company modified the principal payment requirements of the credit agreement. Under the terms of the modification, required principal payments of $625 begin in August 2020, with the balance due in May 2022. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate.

During June 2013, the Company purchased commercial lots in Coralville for its eastern Iowa location. A portion of the land purchase was financed with a $765, nine year variable-payment contract with a fixed interest rate of 1.25 percent.

In December 2018, West Bank’s new markets tax credit special purpose subsidiary entered into a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of 1.00 percent. Monthly principal payments begin in January 2026, and the agreement matures in December 2048.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, West Bank commits to extend credit in the form of loan commitments and standby letters of credit in order to meet the financing needs of its customers.  These commitments expose West Bank to varying degrees of credit and market risks in excess of the amounts recognized in the consolidated balance sheets and are subject to the same credit policies as are the loans recorded on the balance sheets.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth the balance of the Company’s contractual obligations by maturity period as of December 31, 2019.

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Time deposits	$291,534	$252,322	$32,695	$6,517	$—
Federal funds purchased	2,660	2,660	—	—	—
Subordinated notes	20,619	—	—	—	20,619
FHLB advances	180,000	180,000	—	—	—
Long-term debt	22,925	1,367	10,072	—	11,486
Operating lease commitments	10,338	1,681	3,210	2,475	2,972
Total	$528,076	$438,030	$45,977	$8,992	$35,077

(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy.

As of December 31, 2019, West Bank had additional borrowing capacity available from the FHLB of approximately $322,000. In addition, West Bank had $67,000 in borrowing capacity available through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding under those unsecured federal funds lines as of December 31, 2019.  Amounts reported as federal funds purchased include overnight borrowings from the FHLB. Net cash from continuing operating activities contributed $36,967, $34,744 and $29,357 to liquidity for the years ended December 31, 2019, 2018 and 2017, respectively.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2019.

The Company’s total stockholders’ equity increased to $211,820 as of December 31, 2019 from $191,023 as of December 31, 2018. The increase was primarily the result of net income less dividends paid. At December 31, 2019, tangible common equity as a percent of tangible assets was 8.56 percent compared to 8.32 percent as of December 31, 2018. As of December 31, 2019 and 2018, the Company had no intangible assets.

West Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. As of December 31, 2019, West Bank met all capital adequacy requirements to which it was subject, and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under prompt corrective action provisions. Also, as of December 31, 2019, the ratios for West Bank were sufficient to meet the fully phased-in capital conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Des Moines, Iowa
February 26, 2020

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated February 26, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Des Moines, Iowa
February 26, 2020

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2019 and 2018

(dollars in thousands, except per share data)	2019	2018
ASSETS
Cash and due from banks	$37,808	$46,369
Federal funds sold	15,482	1,105
Cash and cash equivalents	53,290	47,474
Investment securities available for sale, at fair value	398,578	453,758
Federal Home Loan Bank stock, at cost	12,491	12,037
Loans	1,941,663	1,721,830
Allowance for loan losses	(17,235)	(16,689)
Loans, net	1,924,428	1,705,141
Premises and equipment, net	29,680	21,491
Accrued interest receivable	7,134	7,631
Bank-owned life insurance	34,893	34,249
Deferred tax assets, net	5,361	6,518
Other assets	7,836	8,269
Total assets	$2,473,691	$2,296,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$380,079	$400,530
Interest-bearing demand	346,307	336,089
Savings	996,836	950,501
Time of $250 or more	81,871	55,745
Other time	209,663	151,664
Total deposits	2,014,756	1,894,529
Federal funds purchased	2,660	19,985
Subordinated notes, net	20,438	20,425
Federal Home Loan Bank advances, net	179,365	137,878
Long-term debt	22,925	27,040
Accrued expenses and other liabilities	21,727	5,688
Total liabilities	2,261,871	2,105,545
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,379,752 and 16,295,494 shares issued and outstanding at December 31, 2019 and 2018, respectively	3,000	3,000
Additional paid-in capital	27,260	25,128
Retained earnings	184,821	169,709
Accumulated other comprehensive loss	(3,261)	(6,814)
Total stockholders’ equity	211,820	191,023
Total liabilities and stockholders’ equity	$2,473,691	$2,296,568

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Income Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except per share data)	2019	2018	2017
Interest income:
Loans, including fees	$85,512	$71,189	$63,242
Investment securities:
Taxable	10,031	8,124	5,501
Tax-exempt	2,022	4,993	3,960
Federal funds sold	1,110	487	331
Total interest income	98,675	84,793	73,034
Interest expense:
Deposits	25,214	17,064	7,622
Federal funds purchased	241	188	99
Subordinated notes	1,023	1,076	901
Federal Home Loan Bank advances	5,130	3,650	3,836
Long-term debt	637	757	519
Total interest expense	32,245	22,735	12,977
Net interest income	66,430	62,058	60,057
Provision for loan losses	600	(250)	—
Net interest income after provision for loan losses	65,830	62,308	60,057
Noninterest income:
Service charges on deposit accounts	2,492	2,541	2,632
Debit card usage fees	1,644	1,681	1,754
Trust services	2,026	1,921	1,705
Increase in cash value of bank-owned life insurance	644	631	652
Gain from bank-owned life insurance	—	—	307
Realized investment securities gains (losses), net	(87)	(263)	326
Other income	1,599	1,241	1,272
Total noninterest income	8,318	7,752	8,648
Noninterest expense:
Salaries and employee benefits	21,790	18,791	17,633
Occupancy	5,355	4,996	4,406
Data processing	2,735	2,682	2,677
FDIC insurance	404	685	677
Professional fees	814	840	1,075
Director fees	993	1,014	950
Write-down of premises	—	333	—
Other expenses	6,315	5,651	4,849
Total noninterest expense	38,406	34,992	32,267
Income before income taxes	35,742	35,068	36,438
Income taxes	7,052	6,560	13,368
Net income	$28,690	$28,508	$23,070

Basic earnings per common share	$1.75	$1.75	$1.42
Diluted earnings per common share	$1.74	$1.74	$1.41
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Comprehensive Income Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)	2019	2018	2017
Net income	$28,690	$28,508	$23,070
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	12,153	(7,807)	(1,124)
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	363	—
Plus: reclassification adjustment for net (gains) losses realized in net income	87	263	(326)
Less: other reclassification adjustment	—	(36)	(268)
Income tax benefit (expense)	(3,060)	1,806	653
Other comprehensive income (loss) on available for sale securities	9,180	(5,411)	(1,065)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(7,355)	1,044	(66)
Plus: reclassification adjustment for net (gains) losses realized in net income	(235)	10	304
Plus: reclassification adjustment for amortization of derivative termination costs realized in interest expense	93	95	109
Income tax benefit (expense)	1,870	(290)	(132)
Other comprehensive income (loss) on derivatives	(5,627)	859	215
Total other comprehensive income (loss)	3,553	(4,552)	(850)
Comprehensive income	$32,243	$23,956	$22,220

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$—	16,137,999	$3,000	$21,462	$141,956	$(1,042)	$165,376
Net income	—	—	—	—	23,070	—	23,070
Other comprehensive loss, net of tax	—	—	—	—	—	(850)	(850)
Cash dividends declared, $0.71 per common share	—	—	—	—	(11,499)	—	(11,499)
Stock-based compensation costs	—	—	—	2,632	—	—	2,632
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	77,673	—	(631)	—	—	(631)
Balance, December 31, 2017	—	16,215,672	3,000	23,463	153,527	(1,892)	178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	28,508	—	28,508
Other comprehensive loss, net of tax	—	—	—	—	—	(4,552)	(4,552)
Cash dividends declared, $0.78 per common share	—	—	—	—	(12,696)	—	(12,696)
Stock-based compensation costs	—	—	—	2,741	—	—	2,741
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, December 31, 2018	—	16,295,494	3,000	25,128	169,709	(6,814)	191,023
Net income	—	—	—	—	28,690	—	28,690
Other comprehensive income, net of tax	—	—	—	—	—	3,553	3,553
Cash dividends declared, $0.83 per common share	—	—	—	—	(13,578)	—	(13,578)
Stock-based compensation costs	—	—	—	2,993	—	—	2,993
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary Consolidated Statements of Cash Flows Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$28,690	$28,508	$23,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	(250)	—
Net amortization and accretion	3,640	4,945	4,155
Investment securities (gains) losses, net	87	263	(326)
Stock-based compensation	2,993	2,741	2,632
Increase in cash value of bank-owned life insurance	(644)	(631)	(652)
Gain from bank-owned life insurance	—	—	(307)
Gain on sale of premises	(307)	—	—
Depreciation	1,429	1,408	1,347
Write-down of premises	—	333	—
Deferred income taxes	(33)	(359)	2,833
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	497	(287)	(2,023)
(Increase) decrease in other assets	(1,029)	(2,490)	131
Increase (decrease) in accrued expenses and other liabilities	1,044	563	(1,503)
Net cash provided by operating activities	36,967	34,744	29,357
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	198,699	75,401	108,584
Proceeds from maturities and calls of investment securities	46,755	45,937	47,781
Purchases of investment securities available for sale	(180,168)	(96,170)	(341,012)
Purchases of Federal Home Loan Bank stock	(26,559)	(16,334)	(19,414)
Proceeds from redemption of Federal Home Loan Bank stock	26,105	13,471	21,011
Net increase in loans	(219,887)	(210,821)	(110,312)
Purchases of premises and equipment	(1,048)	(210)	(1,055)
Proceeds from sale of premises	604	—	—
Proceeds of principal and earnings from bank-owned life insurance	—	—	452
Net cash used in investing activities	(155,499)	(188,726)	(293,965)
Cash Flows from Financing Activities:
Net increase in deposits	120,227	83,716	264,208
Net increase (decrease) in federal funds purchased	(17,325)	19,440	(9,145)
Proceeds from long-term debt	—	11,486	22,000
Net increase (decrease) in Federal Home Loan Bank advances	40,000	60,000	(25,000)
Principal payments on long-term debt	(4,115)	(7,363)	(4,212)
Common stock dividends paid	(13,578)	(12,696)	(11,499)
Restricted stock units withheld for payroll taxes	(861)	(1,076)	(631)
Net cash provided by financing activities	124,348	153,507	235,721
Net increase (decrease) in cash and cash equivalents	5,816	(475)	(28,887)
Cash and Cash Equivalents:
Beginning	47,474	47,949	76,836
Ending	$53,290	$47,474	$47,949

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$31,492	$22,154	$12,520
Income taxes	5,880	7,312	9,300

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liabilities and right-of-use assets	$10,435	$—	$—
Transfer of investment securities held to maturity to available for sale	—	45,527	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank.  West Bank is a state chartered bank and has its main office in West Des Moines, Iowa, with seven additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Coralville, Iowa, and four offices located in Minnesota, in the cities of Rochester, Owatonna, Mankato and St. Cloud.  As used herein, the term “Company” refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

Significant accounting policies:

Accounting estimates and assumptions:  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) established by the Financial Accounting Standards Board (FASB).  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the Codification or ASC.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term are the fair value of investment securities and derivatives, and the allowance for loan losses.

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank and West Bank’s special purpose subsidiaries (which facilitated an investment in new market tax credit activity in 2018) and WB Funding Corporation (which was liquidated in March 2018). All significant intercompany transactions and balances have been eliminated in consolidation.  In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities. In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

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

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI).  OCI consists of the net change in unrealized gains and losses on the Company’s investment securities available for sale, including the noncredit-related portion of unrealized gains (losses) of other than temporarily impaired (OTTI) securities, if any, and the change in fair value of derivative instruments. OCI also includes the amortization of derivative termination costs and the amortization of unrealized gains on investment securities transferred from available for sale to held to maturity.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and federal funds sold to be cash and cash equivalents.  Cash inflows and outflows from loans, deposits, federal funds purchased and FHLB advances are reported on a net basis.

Investment securities:  Investment securities that may be sold for general liquidity needs, in response to market interest rate fluctuations, implementation of asset-liability management strategies, funding loan demand, changes in securities prepayment risk or other similar factors are classified as available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of deferred income taxes.  Realized gains and losses on sales of investment securities are computed on a specific identification basis based on amortized cost.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The amortized cost of debt securities is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated average life of each security or, in the case of callable securities, through the first call date, using the effective yield method.  Such amortization and accretion is included in interest income.  Interest income on securities is recognized using the interest method according to the terms of the investment security.

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

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF).  No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2019. All shares of FHLB stock are issued and redeemed at par value.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis.  Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure.  Any write-downs in value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2019 and 2018, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $359,585 as of December 31, 2019, compared to assets totaling $300,722 as of December 31, 2018.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Derivatives: The Company uses derivative financial instruments, which consist of interest rate swaps, to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to likely effectiveness as a hedge. The Company documents the strategy for entering into the transactions and the method of assessing ongoing effectiveness. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge that is effective, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. All of the Company’s cash flow hedges qualify for hedge accounting and are considered highly effective.

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

Stock-based compensation: The Company’s equity incentive plans were approved by the stockholders as a means to attract, retain and reward selected participants. The plans are administered by the Compensation Committee of the Board of Directors. Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period, or until the participant reaches full retirement age if less than the vesting period, using the fair value of the award at the time of the grant. The restricted stock unit (RSU) participants do not have dividend rights prior to vesting, so the fair value of nonvested RSUs is equal to the fair market value of the underlying common stock at the grant date, reduced by the present value of the dividends expected to be paid on the underlying shares during the vesting period. The Company accounts for forfeitures as they occur.

Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. As of December 31, 2019, no amounts have been deferred.

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

Revenue recognition: Revenue from deposit account-related fees, including general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer or overdraft activities, is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services. Trust services, which include periodic fees earned from trusts and investment management agency accounts, estate administration, custody accounts, individual retirement accounts, and other related services, are charged based on standard agreements or by statute and are recognized over the period of time the Company provides the contracted services.

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

Current accounting developments:  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases, to provide for an adoption option that will not require earlier periods to be restated at the adoption date. The Company adopted this guidance effective January 1, 2019. Upon adoption, the Company elected a practical expedient which allowed existing leases to retain their classification as operating leases. The Company also elected the option to account for lease and related non-lease components as a single lease component, and the option not to recognize right-of-use assets and lease liabilities arising from short-term leases (leases with terms of 12 months or less). Lease liabilities are measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term. Implementation of the guidance resulted in the recording of right-of-use assets, included in premises and equipment, and operating lease liabilities, included in other liabilities, on the consolidated balance sheet; however, it did not have a material impact on the Company’s other consolidated financial statements. Refer to Note 6 for additional information regarding operating leases.

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

In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of this date and plans to adopt the standard with the amended effective date. The Company does not plan to early adopt this standard, but continues to work through implementation. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825). The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to the credit losses will be effective for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2019, 2018 and 2017.

(in thousands, except per share data)	2019	2018	2017
Net income	$28,690	$28,508	$23,070

Weighted average common shares outstanding	16,359	16,275	16,194
Weighted average effect of restricted stock units outstanding	121	125	141
Diluted weighted average common shares outstanding	16,480	16,400	16,335

Basic earnings per common share	$1.75	$1.75	$1.42
Diluted earnings per common share	$1.74	$1.74	$1.41
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	105	103	—

Note 3. Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of December 31, 2019 and 2018.

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$45,442	$1,736	$—	$47,178
Collateralized mortgage obligations (1)	180,899	1,651	(629)	181,921
Mortgage-backed securities (1)	73,038	225	(233)	73,030
Asset-backed securities (2)	17,551	66	(17)	17,600
Collateralized loan obligations	64,939	21	(128)	64,832
Corporate notes	15,300	—	(1,283)	14,017
	$397,169	$3,699	$(2,290)	$398,578

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$152,293	$156	$(3,293)	$149,156
Collateralized mortgage obligations (1)	161,392	—	(4,388)	157,004
Mortgage-backed securities (1)	64,813	—	(1,435)	63,378
Asset-backed securities (2)	32,076	2	(175)	31,903
Trust preferred security	2,153	—	(253)	1,900
Corporate notes	51,862	124	(1,569)	50,417
	$464,589	$282	$(11,113)	$453,758

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Investment securities with an amortized cost of approximately $148,257 and $126,531 as of December 31, 2019 and 2018, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of investment securities available for sale as of December 31, 2019, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	2019
	Amortized Cost	Fair Value
Due after one year through five years	$9,938	$9,947
Due after five years through ten years	71,451	70,063
Due after ten years	44,292	46,017
	125,681	126,027
Collateralized mortgage obligations, mortgage-backed and asset-backed securities	271,488	272,551
	$397,169	$398,578
The details of the sales of investment securities for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table.

	2019	2018	2017
Proceeds from sales	$198,699	$75,401	$108,584
Gross gains on sales	1,046	101	752
Gross losses on sales	1,133	364	426

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2019 and 2018.

	2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
Collateralized mortgage obligations	$54,521	$(335)	$35,546	$(294)	$90,067	$(629)
Mortgage-backed securities	45,132	(174)	4,687	(59)	49,819	(233)
Asset-backed securities	3,641	(4)	7,075	(13)	10,716	(17)
Collateralized loan obligations	42,823	(128)	—	—	42,823	(128)
Corporate notes	4,499	(501)	9,518	(782)	14,017	(1,283)
	$150,616	$(1,142)	$56,826	$(1,148)	$207,442	$(2,290)

	2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$21,264	$(221)	$102,853	$(3,072)	$124,117	$(3,293)
Collateralized mortgage obligations	32,230	(250)	124,774	(4,138)	157,004	(4,388)
Mortgage-backed securities	10,960	(103)	52,418	(1,332)	63,378	(1,435)
Asset-backed securities	6,668	(31)	16,486	(144)	23,154	(175)
Trust preferred security	—	—	1,900	(253)	1,900	(253)
Corporate notes	19,470	(611)	19,041	(958)	38,511	(1,569)
	$90,592	$(1,216)	$317,472	$(9,897)	$408,064	$(11,113)
As of December 31, 2019, the available for sale investment securities with unrealized losses included 27 collateralized mortgage obligations, seven mortgage-backed securities, three asset-backed securities, seven collateralized loan obligations and four corporate notes. The Company believes the unrealized losses on investment securities available for sale as of December 31, 2019 were due to market conditions, including interest rate fluctuations, rather than reduced estimated cash flows.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company does not consider these investments to have OTTI as of December 31, 2019.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2019 and 2018.

	2019	2018
Commercial	$431,044	$358,763
Real estate:
Construction, land and land development	264,193	245,810
1-4 family residential first mortgages	54,475	49,052
Home equity	12,380	14,469
Commercial	1,175,024	1,050,025
Consumer and other	6,787	6,211
	1,943,903	1,724,330
Net unamortized fees and costs	(2,240)	(2,500)
	$1,941,663	$1,721,830
The loan portfolio included $1,331,393 and $1,142,413 of fixed-rate loans and $612,510 and $581,917 of variable-rate loans as of December 31, 2019 and 2018, respectively.

Real estate loans of approximately $910,000 and $800,000 were pledged as security for FHLB advances as of December 31, 2019 and 2018, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2019 or 2018. Loan transactions with related parties were as follows for the years ended December 31, 2019 and 2018.

	2019	2018
Balance, beginning of year	$153,476	$165,097
New loans	4,934	9,387
Repayments	(24,749)	(21,008)
Balance, end of year	$133,661	$153,476

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$91	$91	$—	$1,014	$1,014	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	411	411	—	106	106	—
Home equity	31	31	—	41	41	—
Commercial	5	5	—	652	652	—
Consumer and other	—	—	—	—	—	—
	538	538	—	1,813	1,813	—
With an allowance recorded:
Commercial	—	—	—	15	15	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	100	100	100
Consumer and other	—	—	—	—	—	—
	—	—	—	115	115	115
Total:
Commercial	91	91	—	1,029	1,029	15
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	411	411	—	106	106	—
Home equity	31	31	—	41	41	—
Commercial	5	5	—	752	752	100
Consumer and other	—	—	—	—	—	—
Total impaired loans	$538	$538	$—	$1,928	$1,928	$115

The balance of impaired loans was composed of loans to six and ten different borrowers, as of December 31, 2019 and 2018, respectively.  As of December 31, 2019, $104 of total impaired loans to four of the borrowers was also considered impaired as of December 31, 2018. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019		December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$687	$39	$738	$—	$19	$—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	73	6	113	—	99	—
Home equity	34	2	122	6	39	2
Commercial	384	22	600	—	276	—
Consumer and other	—	—	—	—	—	—
	1,178	69	1,573	6	433	2
With an allowance recorded:
Commercial	7	—	1	—	60	7
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	15	—	177	1
Commercial	58	6	109	—	127	—
Consumer and other	—	—	—	—	—	—
	65	6	125	—	364	8
Total:
Commercial	694	39	739	—	79	7
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	73	6	113	—	99	—
Home equity	34	2	137	6	216	3
Commercial	442	28	709	—	403	—
Consumer and other	—	—	—	—	—	—
Total impaired loans	$1,243	$75	$1,698	$6	$797	$10
Interest income forgone on impaired loans was $25, $96 and $47, respectively, during the years ended December 31, 2019, 2018 and 2017.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2019 and 2018.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$430,953	$91	$431,044
Real estate:
Construction, land and
land development	—	—	—	—	264,193	—	264,193
1-4 family residential
first mortgages	76	—	—	76	53,988	411	54,475
Home equity	—	—	—	—	12,349	31	12,380
Commercial	—	152	—	152	1,174,867	5	1,175,024
Consumer and other	—	—	—	—	6,787	—	6,787
Total	$76	$152	$—	$228	$1,943,137	$538	$1,943,903

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$54	$—	$—	$54	$357,680	$1,029	$358,763
Real estate:
Construction, land and
land development	—	—	—	—	245,810	—	245,810
1-4 family residential
first mortgages	157	—	—	157	48,789	106	49,052
Home equity	—	—	—	—	14,428	41	14,469
Commercial	—	—	—	—	1,049,273	752	1,050,025
Consumer and other	—	—	—	—	6,211	—	6,211
Total	$211	$—	$—	$211	$1,722,191	$1,928	$1,724,330

TDR loans totaled $4 and $652 as of December 31, 2019 and 2018, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the year ended December 31, 2019, one loan modification considered to be TDR that occurred during the year ended December 31, 2018, and no loan modifications considered to be TDR that occurred during the year ended December 31, 2017. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2019, 2018 and 2017, totaled $0, $560 and $0, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

TDR loans that have been modified within the twelve months ended December 31, 2019, 2018 and 2017, which have subsequently had a payment default, totaled $0, $544 and $0, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2019 and 2018.

	December 31, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$410,070	$18,680	$2,294	$—	$431,044
Real estate:
Construction, land and land development	264,132	61	—	—	264,193
1-4 family residential first mortgages	52,168	1,841	466	—	54,475
Home equity	12,349	—	31	—	12,380
Commercial	1,146,472	28,475	77	—	1,175,024
Consumer and other	6,787	—	—	—	6,787
Total	$1,891,978	$49,057	$2,868	$—	$1,943,903

	December 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$336,861	$19,886	$2,016	$—	$358,763
Real estate:
Construction, land and land development	245,810	—	—	—	245,810
1-4 family residential first mortgages	47,923	963	166	—	49,052
Home equity	14,352	46	71	—	14,469
Commercial	1,019,256	29,063	1,706	—	1,050,025
Consumer and other	6,186	—	25	—	6,211
Total	$1,670,388	$49,958	$3,984	$—	$1,724,330
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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2019, 2018 and 2017.

	2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(452)	—	—	—	—	—	(452)
Recoveries	290	—	14	74	12	8	398
Provision (1)	529	(9)	(48)	(118)	252	(6)	600
Ending balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235

	2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(24)	—	(3)	(235)
Recoveries	673	—	18	24	13	16	744
Provision (1)	(823)	171	(87)	(15)	518	(14)	(250)
Ending balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689

	2017
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,881	$2,639	$317	$478	$8,697	$100	$16,112
Charge-offs	(199)	—	—	(176)	—	—	(375)
Recoveries	232	398	15	28	13	7	693
Provision (1)	(48)	(824)	(13)	(144)	1,060	(31)	—
Ending balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2019 and 2018.

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,875	2,375	216	127	10,565	77	17,235
Total	$3,875	$2,375	$216	$127	$10,565	$77	$17,235

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$15	$—	$—	$—	$100	$—	$115
Collectively evaluated for impairment	3,493	2,384	250	171	10,201	75	16,574
Total	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2019 and 2018.

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$411	$31	$5	$—	$538
Collectively evaluated for impairment	430,953	264,193	54,064	12,349	1,175,019	6,787	1,943,365
Total	$431,044	$264,193	$54,475	$12,380	$1,175,024	$6,787	$1,943,903

	December 31, 2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,029	$—	$106	$41	$752	$—	$1,928
Collectively evaluated for impairment	357,734	245,810	48,946	14,428	1,049,273	6,211	1,722,402
Total	$358,763	$245,810	$49,052	$14,469	$1,050,025	$6,211	$1,724,330

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2019 and 2018.

	2019	2018
Land	$4,176	$4,323
Buildings	13,834	14,120
Right-of-use assets under operating leases	8,870	—
Leasehold improvements	3,963	3,941
Furniture and equipment	8,592	7,927
	39,435	30,311
Accumulated depreciation	(9,755)	(8,820)
	$29,680	$21,491

Note 6. Operating Leases

The Company leases real estate for its main office, nine branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2021 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining life of the lease term used in the measurement of the operating lease liability was 7.7 years as of December 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of this accounting standard and as of the lease commencement date for leases entered into subsequent to January 1, 2019. The weighted average discount rate used in the measurement of the operating lease liabilities was 3.17 percent as of December 31, 2019.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $9,102 are included in other liabilities as of December 31, 2019. Rent expense related to these leases was $1,630, $1,540 and $1,344, for the years ended December 31, 2019, 2018 and 2017, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2019.

2020	$1,681
2021	1,627
2022	1,583
2023	1,565
2024	910
Thereafter	2,972
Total lease payments	10,338
Less: present value discount	(1,236)
Present value of lease liabilities	$9,102

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2019.

2020	$252,322
2021	23,614
2022	9,081
2023	4,959
2024	1,558
$291,534
Short-term brokered time deposits totaled $50,000 and none as of December 31, 2019 and 2018, respectively. Time deposits as of December 31, 2019 and 2018, included $95,889 and $92,315, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2019 and 2018, were $95,618 and $94,203, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $235,411 and $232,146, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Note 8. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2019, the interest rate was 5.01 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2019, including amortization of issuance costs, was 5.07 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures are reported net of unamortized debt issuance costs of $181 and $194 as of December 31, 2019 and 2018, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 9. Federal Home Loan Bank and Other Borrowings

The following table presents the terms of all FHLB advances as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
	Balance	Rate	Rate (1)	Balance	Rate	Rate (1)
Fixed-rate advances maturing:
2019	$—	—	—	$60,000	2.69%	2.69%
2020	125,000	1.87%	2.21%	—	—	—
Variable-rate advances maturing:
2019	—	—	—	25,000	3.08%	5.03%
2020	55,000	2.27%	4.46%	55,000	3.14%	4.85%
	180,000	1.99%	2.90%	140,000	2.94%	3.97%
Discount for modification	(635)			(2,122)
FHLB advances, net of discount	$179,365			$137,878

(1)	The effective interest rate includes adjustments for discount amortization and interest rate swap terms, if applicable.

Variable-rate advances are long-term advances. The Company has an interest rate swap contract that effectively converts $30,000 of variable-rate advances to a fixed rate. Fixed-rate advances are short-term advances. In 2019, the Company entered into interest rate swaps related to the interest cash flows of $125,000 of rolling short-term FHLB advances. See Note 11 for additional information on interest rate swaps hedging the FHLB advances.

FHLB advances totaling $80,000 were modified on December 21, 2012, to extend their terms and to convert the borrowings to a variable rate that is tied to 3-month LIBOR. In connection with these modifications, the Company paid a prepayment fee of $11,152, which is being amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2019, 2018 and 2017, the Company amortized $1,486, $1,496 and $1,496, respectively, of interest expense related to the discount.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $322,000 at the FHLB as of December 31, 2019.

As of December 31, 2019, West Bank had arrangements that would allow it to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2019, there were no amounts outstanding under these arrangements.

Note 10. Long-Term Debt

In May 2017, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $25,000. The borrowing was used to make a capital injection into West Bank in May 2017. In June 2019, the Company modified the principal payment requirements of the credit agreement. Under the terms of the modification, required principal payments of $625 begin in August 2020, with the balance due in May 2022. The Company may make additional principal payments without penalty. Interest under the term note is payable quarterly. The interest rate is variable at 1.95 percent plus 30-day LIBOR, which totaled 3.64 percent as of December 31, 2019. In the event of default, the commercial bank may accelerate payment of the loan. The outstanding balance was $11,250 and $15,250 as of December 31, 2019 and 2018, respectively. The note is secured by 100 percent of West Bank’s stock.

The property purchased for the branch office in Coralville, Iowa, was financed with a $765, nine year variable-payment contract with a fixed interest rate of 1.25 percent. The outstanding balance on the contract was $189 and $304 as of December 31, 2019 and 2018, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In December 2018, West Bank’s special purpose subsidiary entered into a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of one percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2019 and 2018.

Future required principal payments for long-term debt as of December 31, 2019 are shown in the table below.

2020	$1,367
2021	2,537
2022	7,535
2023	—
2024	—
Thereafter	11,486
$22,925
Note 11. Derivatives

The Company has entered into various interest rate swap agreements as part of its interest rate risk management strategy. The Company uses interest rate swap agreements to manage its exposure to the variability of interest payments on variable-rate and short-term borrowings and deposits due to interest rate movements. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

As of December 31, 2019 and 2018, the Company had interest rate swaps with total notional amounts of $335,000 and $110,000, respectively. As of December 31, 2019, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits, and forward starting swaps with a total notional amount of $50,000, which will hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits, with starting dates ranging from June 2020 to September 2020. Also as of December 31, 2019, the Company had swaps with a total notional amount of $50,000 that effectively convert variable-rate FHLB advances and junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. All interest rate swaps have been designated as cash flow hedges.

At the inception of each hedge transaction, the Company represented that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient interest payments would exist through the maturity date of the swaps. The cash flow hedges were determined to be fully effective during the remaining terms of the swaps. Therefore, the aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in market value recorded in OCI, net of deferred taxes. See Note 18 for additional fair value information and disclosures. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective. The Company estimates there will be approximately $751 reclassified from AOCI to interest expense through December 31, 2020. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swaps’ counterparties. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of FASB ASC 815. In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. The Company was required to pledge $6,570 and $0 of cash as collateral to the counterparties as of December 31, 2019 and 2018, respectively. The Company’s counterparties were required to pledge $0 and $2,410 at December 31, 2019 and 2018, respectively.

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

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments designated as cash flow hedges as of December 31, 2019 and 2018.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Floating Rate Received	Weighted Average Fixed Rate Paid	Weighted Average Maturity - Years
December 31, 2019
Interest rate swaps	$215,000	$(5,786)	Other Liabilities	1.84%	2.26%	5.5
Interest rate swaps	70,000	403	Other Assets	2.62%	2.37%	5.2
Forward starting interest rate swaps(1)	50,000	(343)	Other Liabilities	—	1.74%	6.1

December 31, 2018
Interest rate swaps	$110,000	$1,863	Other Assets	3.22%	2.82%	5.7
(1)The fixed rate for forward starting swaps represents the fixed rate to be paid beginning on the scheduled start dates of the swaps. No interest payments were required related to these swaps in 2019.
The following table identifies the pretax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017.

	Amount of Pretax Gain (Loss) Recognized in OCI	Reclassified from AOCI into Income

Years Ended:		Category	Amount of Gain (Loss)
December 31, 2019	$(7,355)	Interest Expense	$142
December 31, 2018	$1,044	Interest Expense	$(105)
December 31, 2017	$(66)	Interest Expense	$(413)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Income tax returns for the years 2016 through 2019 remain open to examination by federal and state taxing authorities.  No material income tax related interest or penalties were recognized during the years ended December 31, 2019, 2018 or 2017.

The following table shows the components of income taxes for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Current:
Federal	$5,112	$5,012	$8,822
State	1,973	1,907	1,713
Deferred:
Federal	(17)	(277)	2,527
State	(16)	(82)	306
Income taxes	$7,052	$6,560	$13,368

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Total income taxes for the years ended December 31, 2019 and 2018 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, and for the year ended December 31, 2017, total income taxes differed by the amount computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes, as shown in the following table.

	2019		2018		2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$7,506	21.0%	$7,364	21.0%	$12,753	35.0%
State income tax expense, net of
federal income tax benefit	1,543	4.3%	1,425	4.1%	1,146	3.2%
Tax-exempt interest income	(804)	(2.2)%	(1,390)	(4.0)%	(2,023)	(5.6)%
Nondeductible interest expense to
own tax-exempt securities	183	0.5%	231	0.7%	152	0.4%
Tax-exempt increase in cash value of
life insurance and gains	(135)	(0.4)%	(132)	(0.4)%	(336)	(0.9)%
Stock compensation	(13)	—	(219)	(0.6)%	(261)	(0.7)%
Effect of change in federal
income tax rate	—	—	—	—	2,340	6.4%
Amended tax returns	—	—	222	0.6%	—	—
Federal income tax credits	(1,265)	(3.5)%	(1,140)	(3.3)%	(410)	(1.1)%
Other, net	37	0.1%	199	0.6%	7	—
Income taxes	$7,052	19.8%	$6,560	18.7%	$13,368	36.7%
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act reduced the federal corporate income tax rate from the previous maximum rate of 35 percent to 21 percent effective for 2018 and future years. The enactment of the legislation and the reduction in the federal income tax rate required a one-time reduction in net deferred tax assets and an increase in tax expense of $2,340 as shown in the table above for the year ended December 31, 2017.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net deferred tax assets consisted of the following components as of December 31, 2019 and 2018.

	2019	2018
Deferred tax assets:
Allowance for loan losses	$4,309	$4,172
Net unrealized losses on securities available for sale	—	2,708
Net unrealized losses on interest rate swaps	1,441	—
Lease liabilities	2,275	—
Accrued expenses	297	346
Restricted stock unit compensation	832	704
State net operating loss carryforward	1,114	1,021
Capital loss carryforward	3	—
Other	53	67
	10,324	9,018
Deferred tax liabilities:
Right-of-use assets	2,218	—
Deferred loan costs	218	183
Net unrealized gains on securities available for sale	352	—
Net unrealized gains on interest rate swaps	—	429
Premises and equipment	839	694
Other	219	173
	3,846	1,479
Net deferred tax assets before valuation allowance	6,478	7,539
Valuation allowance for deferred tax assets	(1,117)	(1,021)
Net deferred tax assets	$5,361	$6,518
As of December 31, 2019, the Company had approximately $27,862 of Iowa net operating loss carryforwards available to offset future Iowa taxable income.  The Company also had approximately $13 of federal and state capital loss carryforwards available to offset future capital gains. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards and federal and state capital loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. Iowa net operating loss carryforwards of $73 expired in 2019 and the remainder will expire thereafter. The federal and state capital loss carryforwards expire in 2022.

Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan) was approved by the stockholders in April 2017. The 2017 Plan replaced the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan). Upon approval of the 2017 Plan, the 2012 Plan was frozen, and no new grants will be made under that plan. Outstanding awards under the 2012 Plan will continue pursuant to their terms and provisions. The 2017 Plan and the 2012 Plan are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2017 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2019, 485,500 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Under the 2017 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2019 under the 2017 and 2012 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2017 and 2012 Plans.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	354,350	$22.13	339,300	$19.55	307,268	$17.46
Granted	154,000	20.00	136,500	25.81	138,500	22.06
Vested	(127,750)	21.38	(121,450)	19.05	(106,468)	16.79
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	380,600	$21.52	354,350	$22.13	339,300	$19.55
The fair value of RSU awards that vested during 2019, 2018 and 2017 was $2,540, $3,144 and $2,371, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,993, $2,741 and $2,632 for the years ended December 31, 2019, 2018 and 2017, respectively. The tax benefit related to vesting of RSUs totaled $15, $261 and $285, respectively, for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, there was $3,947 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.5 years.

Note 14. 401(k) Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees.  Matching and discretionary contributions are determined annually by the Board of Directors.  The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the years ended December 31, 2019, 2018 and 2017.  Total matching and discretionary contribution expense for the years ended December 31, 2019, 2018 and 2017, totaled $1,107, $1,040 and $961, respectively.

As of December 31, 2019 and 2018, the plan held 328,881 and 306,678 shares, respectively, of the Company’s common stock.  These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2019, 2018 and 2017.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2016	$(1,172)	$130	$(1,042)
Other comprehensive loss before reclassifications	(697)	(41)	(738)
Amounts reclassified from accumulated other
comprehensive income	(368)	256	(112)
Net current period other comprehensive income (loss)	(1,065)	215	(850)
Balance, December 31, 2017	(2,237)	345	(1,892)
Transfer of securities held to maturity to securities available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(5,856)	784	(5,072)
Amounts reclassified from accumulated other
comprehensive income	172	75	247
Net current period other comprehensive income (loss)	(5,411)	859	(4,552)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, December 31, 2018	(8,123)	1,309	(6,814)
Other comprehensive income (loss) before reclassifications	9,115	(5,517)	3,598
Amounts reclassified from accumulated other
comprehensive income	65	(110)	(45)
Net current period other comprehensive income (loss)	9,180	(5,627)	3,553
Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements.  The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2019.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Company’s and West Bank’s capital ratios are presented in the following tables as of December 31, 2019 and 2018.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$252,316	11.40%	$177,013	8.00%	$232,330	10.50%	N/A	N/A
West Bank	259,644	11.74%	176,970	8.00%	232,273	10.50%	$221,212	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,081	10.62%	132,760	6.00%	188,077	8.50%	N/A	N/A
West Bank	242,409	10.96%	132,727	6.00%	188,030	8.50%	176,970	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	215,081	9.72%	99,570	4.50%	154,887	7.00%	N/A	N/A
West Bank	242,409	10.96%	99,546	4.50%	154,849	7.00%	143,788	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	235,081	9.53%	98,693	4.00%	98,693	4.00%	N/A	N/A
West Bank	242,409	9.83%	98,656	4.00%	98,656	4.00%	123,320	5.00%

As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)
Consolidated	$234,526	11.50%	$163,213	8.00%	$201,466	9.875%	N/A	N/A
West Bank	245,962	12.07%	163,076	8.00%	201,297	9.875%	$203,845	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	217,837	10.68%	122,410	6.00%	160,663	7.875%	N/A	N/A
West Bank	229,273	11.25%	122,307	6.00%	160,528	7.875%	163,076	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	197,837	9.70%	91,807	4.50%	130,060	6.375%	N/A	N/A
West Bank	229,273	11.25%	91,730	4.50%	129,951	6.375%	132,499	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	217,837	9.74%	89,485	4.00%	89,485	4.00%	N/A	N/A
West Bank	229,273	10.26%	89,410	4.00%	89,410	4.00%	111,762	5.00%
On January 1, 2015, the Company and West Bank became subject to the rules of the Basel III Rule and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5 percent. The required phase-in capital conservation buffer was 1.875 percent during 2018. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of December 31, 2019, the ratios for the Company and West Bank were sufficient to meet the conservation buffer.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiary, West Bank. There are currently no additional restrictions on such dividends other than the general restrictions imposed on all Iowa state-chartered banks by applicable law.

The Company’s tangible common equity ratio was 8.56 percent and 8.32 percent at December 31, 2019 and 2018, respectively.  The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2019 and 2018, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

Required reserve balances:  West Bank is required to maintain an average reserve balance with the Federal Reserve Bank, which is included in cash and due from banks.  Required reserve balances were approximately $4,836 and $4,527 as of December 31, 2019 and 2018, respectively.

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments.  Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following approximate amounts as of December 31, 2019 and 2018.

	2019	2018
Commitments to extend credit	$672,117	$641,581
Standby letters of credit	8,029	6,631
	$680,146	$648,212
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year.  Commitments to extend credit of approximately $87,715 at December 31, 2019, expire beyond one year.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances the Company deems necessary.  In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment.  The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above.  If the commitment is funded, West Bank would be entitled to seek recovery from the customer.  At December 31, 2019 and 2018, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments.  West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans.  The term of the most recent Commitment was through January 16, 2015 and was not renewed.  The outstanding balance of mortgage loans sold under the MPF Program was $63,409 and $78,024 at December 31, 2019 and 2018, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $2,042 and $4,421 as of December 31, 2019 and 2018, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Concentrations of credit risk:  Substantially all of the Company’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market areas.  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  Neither the Company nor West Bank is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to West Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

Note 18. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. The Company’s balance sheet contains investment securities available for sale and derivative instruments that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The Company’s policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2019 or 2018.

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

Generally, management obtains the fair value of investment securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of investment securities by obtaining pricing from an independent source and compares the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, the fair values are further validated by management, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the investment securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2019 and 2018.

	2019
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$47,178	$—	$47,178	$—
Collateralized mortgage obligations	181,921	—	181,921	—
Mortgage-backed securities	73,030	—	73,030	—
Asset-backed securities	17,600	—	17,600	—
Collateralized loan obligations	64,832	—	64,832	—
Corporate notes	14,017	—	14,017	—
Derivative instrument, interest rate swaps	403	—	403	—

Financial liabilities:
Derivative instrument, interest rate swap	$6,129	$—	$6,129	$—

	2018
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$149,156	$—	$149,156	$—
Collateralized mortgage obligations	157,004	—	157,004	—
Mortgage-backed securities	63,378	—	63,378	—
Asset-backed securities	31,903	—	31,903	—
Trust preferred security	1,900	—	1,900	—
Corporate notes	50,417	—	50,417	—
Derivative instrument, interest rate swap	1,863	—	1,863	—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2019, there were no impaired loans that had a fair value adjustment. As of December 31, 2018, impaired loans with a fair value adjustment had a net book value of $0. Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans. The types of collateral vary widely and could include accounts receivable, inventory, a variety of equipment and real estate. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management’s opinions concerning market developments or the client’s business.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2019 and 2018.

		2019		2018
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$37,808	$37,808	$46,369	$46,369
Federal funds sold	Level 1	15,482	15,482	1,105	1,105
Investment securities available for sale	Level 2	398,578	398,578	453,758	453,758
Federal Home Loan Bank stock	Level 1	12,491	12,491	12,037	12,037
Loans, net	Level 2	1,924,428	1,941,208	1,705,141	1,688,700
Accrued interest receivable	Level 1	7,134	7,134	7,631	7,631
Interest rate swaps	Level 2	403	403	1,863	1,863
Financial liabilities:
Deposits	Level 2	$2,014,756	$2,015,427	$1,894,529	$1,893,621
Federal funds purchased	Level 1	2,660	2,660	19,985	19,985
Subordinated notes, net	Level 2	20,438	18,568	20,425	15,498
Federal Home Loan Bank advances, net	Level 2	179,365	179,365	137,878	137,878
Long-term debt, net	Level 2	22,925	22,910	27,040	27,000
Accrued interest payable	Level 1	2,070	2,070	1,317	1,317
Interest rate swap	Level 2	6,129	6,129	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2019 and 2018
	2019	2018
ASSETS
Cash	$4,122	$3,951
Investment in West Bank	239,147	221,559
Investment in West Bancorporation Capital Trust I	619	619
Other assets	6	1,232
Total assets	$243,894	$227,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$386	$663
Subordinated notes, net	20,438	20,425
Long-term debt	11,250	15,250
Total liabilities	32,074	36,338
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	27,260	25,128
Retained earnings	184,821	169,709
Accumulated other comprehensive loss	(3,261)	(6,814)
Total stockholders’ equity	211,820	191,023
Total liabilities and stockholders’ equity	$243,894	$227,361

Statements of Income
Years Ended December 31, 2019, 2018 and 2017
	2019	2018	2017
Operating income:
Equity in net income of West Bank	$30,205	$30,282	$23,933
Equity in net income of West Bancorporation Capital Trust I	35	33	27
Intercompany rental income	—	—	333
Other rental income	—	—	21
Total operating income	30,240	30,315	24,314
Operating expenses:
Interest on subordinated notes	1,022	1,076	901
Interest on long-term debt	519	750	517
Occupancy	—	—	187
Other expenses	498	530	602
Total operating expenses	2,039	2,356	2,207
Income before income taxes	28,201	27,959	22,107
Income tax benefits	(489)	(549)	(963)
Net income	$28,690	$28,508	$23,070

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$28,690	$28,508	$23,070
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(30,205)	(30,282)	(23,933)
Equity in net income of West Bancorporation Capital Trust I	(35)	(33)	(27)
Dividends received from West Bank	19,200	22,300	16,800
Dividends received from West Bancorporation Capital Trust I	35	33	27
Amortization	13	13	17
Depreciation	—	—	178
Deferred income taxes	43	—	(240)
Change in assets and liabilities:
Decrease in other assets	28	107	50
Increase (decrease) in accrued expenses and other liabilities	(20)	25	(549)
Net cash provided by operating activities	17,749	20,671	15,393
Cash Flows from Investing Activities:
Proceeds from sales of premises	—	—	18,032
Purchases of premises	—	—	(16)
Capital contribution to West Bank	—	—	(40,000)
Net cash used in investing activities	—	—	(21,984)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	22,000
Principal payments on long-term debt	(4,000)	(7,250)	(4,629)
Common stock cash dividends	(13,578)	(12,696)	(11,499)
Net cash provided by (used in) financing activities	(17,578)	(19,946)	5,872
Net increase (decrease) in cash	171	725	(719)
Cash:
Beginning	3,951	3,226	3,945
Ending	$4,122	$3,951	$3,226

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 20. Selected Quarterly Financial Data (unaudited)

	2019
Three months ended	March 31	June 30	September 30	December 31
Interest income	$23,651	$24,335	$25,612	$25,077
Interest expense	7,762	8,297	8,496	7,690
Net interest income	15,889	16,038	17,116	17,387
Provision for loan losses	—	—	300	300
Net interest income after provision for loan losses	15,889	16,038	16,816	17,087
Noninterest income	2,119	1,999	2,158	2,042
Noninterest expense	9,544	9,750	9,536	9,576
Income before income taxes	8,464	8,287	9,438	9,553
Income taxes	1,565	1,629	1,912	1,946
Net income	$6,899	$6,658	$7,526	$7,607

Basic earnings per common share	$0.42	$0.41	$0.46	$0.46
Diluted earnings per common share	$0.42	$0.41	$0.46	$0.46

	2018
Three months ended	March 31	June 30	September 30	December 31
Interest income	$19,730	$20,537	$21,920	$22,606
Interest expense	4,314	5,238	6,233	6,950
Net interest income	15,416	15,299	15,687	15,656
Provision for loan losses	150	—	(400)	—
Net interest income after provision for loan losses	15,266	15,299	16,087	15,656
Noninterest income	1,913	2,023	2,114	1,702
Noninterest expense	8,287	8,958	8,561	9,186
Income before income taxes	8,892	8,364	9,640	8,172
Income taxes	1,508	1,600	2,507	945
Net income	$7,384	$6,764	$7,133	$7,227

Basic earnings per common share	$0.46	$0.42	$0.44	$0.44
Diluted earnings per common share	$0.45	$0.41	$0.43	$0.44

West Bancorporation, Inc. and Subsidiary

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2019 that appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code of Conduct is available at the Investor Relations, Corporate Information, Corporate Governance section of the Company’s website at www.westbankstrong.com, and the Company intends to satisfy its disclosure requirement by this reference. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct with respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and persons performing similar functions, by posting such information on our website.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2021 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Steven T. Schuler, Chair, David R. Milligan, James W. Noyce and Therese M. Vaughan. The Board of Directors has determined that Mr. Schuler and Mr. Noyce are audit committee financial experts.  The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402 and Item 407(e)(4) of Regulation S-K can be found under the captions “Governance and Board of Directors— Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2017 annual meeting of stockholders, the West Bancorporation, Inc. 2017 Equity Incentive Plan (2017 Plan) was adopted by the Board of Directors and approved by our stockholders. The prior 2012 Equity Incentive Plan (2012 Plan) was frozen with respect to future grants upon approval of the 2017 Plan. At the time the 2012 Plan was frozen, 232,318 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2012 Plan will remain subject to the 2012 Plan as long as they remain outstanding. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees, directors and service providers to the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. To date, only restricted stock units have been granted under either plan. Additional information regarding our equity incentive plans is presented in “Note 13. Stock Compensation Plans” in the notes to the consolidated financial statements pursuant to Item 8. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2019.

	Number of shares to be	Weighted-average	Number of shares remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by stockholders (1)	380,600	—	485,500	(2)
Equity compensation plans not
approved by stockholders	—	—	—
Total	380,600	—	485,500

(1)
Includes the West Bancorporation, Inc. 2012 Equity Incentive Plan approved by stockholders on April 26, 2012, and the West Bancorporation, Inc. 2017 Equity Incentive Plan approved by stockholders on April 27, 2017.

(2)
Reflects the number of shares available for issuance under the West Bancorporation, Inc. 2017 Equity Incentive Plan as nonqualified and incentive stock options, stock appreciation rights and stock awards.

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Change in Control Agreements” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

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

3. Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-K on March 1, 2017)
3.2	Amended and Restated Bylaws of West Bancorporation, Inc. as of January 23, 2019 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on January 24, 2019)
4	Description of Capital Stock
10.1*	West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
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

West Bancorporation, Inc. and Subsidiary

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

West Bancorporation, Inc. and Subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

February 27, 2020	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2020	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 27, 2020	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 27, 2020	By:	/s/ Jane M. Funk
Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

BOARD OF DIRECTORS

February 27, 2020	By:	/s/ James W. Noyce
James W. Noyce
Chairman of the Board

February 27, 2020	By:	/s/ Patrick J. Donovan
Patrick J. Donovan

February 27, 2020	By:	/s/ Steven K. Gaer
Steven K. Gaer

West Bancorporation, Inc. and Subsidiary

February 27, 2020	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

February 27, 2020	By:	/s/ Sean P. McMurray
Sean P. McMurray

February 27, 2020	By:	/s/ David R. Milligan
David R. Milligan

February 27, 2020	By:	/s/ George D. Milligan
George D. Milligan

February 27, 2020	By:	/s/ Robert G. Pulver
Robert G. Pulver

February 27, 2020	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

February 27, 2020	By:	/s/ Steven T. Schuler
Steven T. Schuler

February 27, 2020	By:	/s/ Therese M. Vaughan
Therese M. Vaughan

February 27, 2020	By:	/s/ Philip Jason Worth
Philip Jason Worth