Form 10-Q
period 2020-03-31
WEST BANCORPORATION INC
filed 2020-04-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

Yes  ☐                      No  ☒

As of April 22, 2020, there were 16,447,272 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$65,256	$37,808
Federal funds sold	1,141	15,482
Cash and cash equivalents	66,397	53,290
Investment securities available for sale, at fair value	372,420	398,578
Federal Home Loan Bank stock, at cost	13,739	12,491
Loans	1,994,432	1,941,663
Allowance for loan losses	(18,332)	(17,235)
Loans, net	1,976,100	1,924,428
Premises and equipment, net	29,129	29,680
Accrued interest receivable	7,558	7,134
Bank-owned life insurance	35,051	34,893
Deferred tax assets, net	10,276	5,361
Other assets	8,939	7,836
Total assets	$2,519,609	$2,473,691

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$408,144	$380,079
Interest-bearing demand	357,313	346,307
Savings	1,025,749	996,836
Time of $250 or more	71,789	81,871
Other time	157,130	209,663
Total deposits	2,020,125	2,014,756
Federal funds purchased	32,340	2,660
Subordinated notes, net	20,442	20,438
Federal Home Loan Bank advances, net	179,620	179,365
Long-term debt	22,896	22,925
Accrued expenses and other liabilities	43,493	21,727
Total liabilities	2,318,916	2,261,871
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,447,272 and 16,379,752 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	27,023	27,260
Retained earnings	189,470	184,821
Accumulated other comprehensive loss	(18,800)	(3,261)
Total stockholders' equity	200,693	211,820
Total liabilities and stockholders' equity	$2,519,609	$2,473,691
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Interest income:
Loans, including fees	$22,311	$20,388
Investment securities:
Taxable	2,383	2,328
Tax-exempt	297	837
Federal funds sold	229	98
Total interest income	25,220	23,651
Interest expense:
Deposits	5,046	5,964
Federal funds purchased	16	87
Subordinated notes	255	252
Federal Home Loan Bank advances	1,309	1,273
Long-term debt	130	186
Total interest expense	6,756	7,762
Net interest income	18,464	15,889
Provision for loan losses	1,000	—
Net interest income after provision for loan losses	17,464	15,889
Noninterest income:
Service charges on deposit accounts	603	611
Debit card usage fees	382	375
Trust services	463	483
Increase in cash value of bank-owned life insurance	158	152
Loan swap fees	586	—
Realized investment securities losses, net	(6)	(88)
Other income	334	586
Total noninterest income	2,520	2,119
Noninterest expense:
Salaries and employee benefits	5,284	5,460
Occupancy	1,360	1,233
Data processing	672	680
FDIC insurance	237	219
Professional fees	239	234
Director fees	234	251
Other expenses	1,637	1,467
Total noninterest expense	9,663	9,544
Income before income taxes	10,321	8,464
Income taxes	2,232	1,565
Net income	$8,089	$6,899

Basic earnings per common share	$0.49	$0.42
Diluted earnings per common share	$0.49	$0.42
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)
	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$8,089	$6,899
Other comprehensive income (loss):
Unrealized gains on investment securities:
Unrealized holding gains arising during the period	192	4,917
Plus: reclassification adjustment for net losses realized in net income	6	88
Income tax expense	(49)	(1,251)
Other comprehensive income on investment securities	149	3,754
Unrealized gains (losses) on derivatives:
Unrealized holding losses arising during the period	(21,258)	(2,441)
Plus: reclassification adjustment for net (gains) losses on derivatives realized in net income	325	(137)
Plus: reclassification adjustment for amortization of derivative termination costs	16	23
Income tax benefit	5,229	638
Other comprehensive loss on derivatives	(15,688)	(1,917)
Total other comprehensive income (loss)	(15,539)	1,837
Comprehensive income (loss)	$(7,450)	$8,736

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)
(dollars in thousands, except shares and per share data)

	Three Months Ended March 31, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	8,089	—	8,089
Other comprehensive loss, net of tax	—	—	—	—	—	(15,539)	(15,539)
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,440)		(3,440)
Stock-based compensation costs	—	—	—	512	—	—	512
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	67,520	—	(749)	—	—	(749)
Balance, March 31, 2020	$—	16,447,272	$3,000	$27,023	$189,470	$(18,800)	$200,693

	Three Months Ended March 31, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	6,899	—	6,899
Other comprehensive income, net of tax	—	—	—	—	—	1,837	1,837
Cash dividends declared, $0.20 per common share	—	—	—	—	(3,259)	—	(3,259)
Stock-based compensation costs	—	—	—	631	—	—	631
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	62,258	—	(861)	—	—	(861)
Balance, March 31, 2019	$—	16,357,752	$3,000	$24,898	$173,349	$(4,977)	$196,270

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$8,089	$6,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	—
Net amortization and accretion	668	1,020
Investment securities losses, net	6	88
Stock-based compensation	512	631
Increase in cash value of bank-owned life insurance	(158)	(152)
Gain on sale of premises	—	(307)
Depreciation	375	345
Deferred income taxes	265	531
Change in assets and liabilities:
Increase in accrued interest receivable	(424)	(946)
Increase in other assets	(451)	(782)
Increase (decrease) in accrued expenses and other liabilities	530	(682)
Net cash provided by operating activities	10,412	6,645
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	39,077	62,274
Proceeds from maturities and calls of securities available for sale	14,071	8,882
Purchases of securities available for sale	(27,190)	(47,068)
Purchases of Federal Home Loan Bank stock	(4,294)	(11,539)
Proceeds from redemption of Federal Home Loan Bank stock	3,046	11,937
Net increase in loans	(52,672)	(26,952)
Proceeds from sale of premises	—	604
Purchases of premises and equipment	(174)	(113)
Net cash used in investing activities	(28,136)	(1,975)
Cash Flows from Financing Activities:
Net increase in deposits	5,369	13,794
Net increase (decrease) in federal funds purchased	29,680	(2,250)
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Principal payments on long-term debt	(29)	(2,029)
Common stock dividends paid	(3,440)	(3,259)
Restricted stock units withheld for payroll taxes	(749)	(861)
Net cash provided by (used in) financing activities	30,831	(4,605)
Net increase in cash and cash equivalents	13,107	65
Cash and Cash Equivalents:
Beginning	53,290	47,474
Ending	$66,397	$47,539

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$6,768	$7,414
Income taxes	—	—

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liability and right-of-use asset	$—	$10,092
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.  In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2020 and December 31, 2019 and net income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2020 and 2019.  The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, West Bank and West Bank's special purpose subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  In accordance with GAAP, West Bancorporation Capital Trust I is recorded on the books of the Company using the equity method of accounting and is not consolidated.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until the fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on the Company’s consolidated financial statements.
2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period.  The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation.  The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2020 and 2019 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income	$8,089	$6,899

Weighted average common shares outstanding	16,386	16,300
Weighted average effect of restricted stock units outstanding	131	80
Diluted weighted average common shares outstanding	16,517	16,380

Basic earnings per common share	$0.49	$0.42
Diluted earnings per common share	$0.49	$0.42
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	157	225

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$35,847	$1,380	$—	$37,227
Collateralized mortgage obligations (1)	188,882	4,414	(631)	192,665
Mortgage-backed securities (1)	71,717	1,639	(40)	73,316
Asset-backed securities (2)	16,205	97	—	16,302
Collateralized loan obligations	57,862	81	(5,333)	52,610
Corporate notes and other investments	300	—	—	300
	$370,813	$7,611	$(6,004)	$372,420

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$45,442	$1,736	$—	$47,178
Collateralized mortgage obligations (1)	180,899	1,651	(629)	181,921
Mortgage-backed securities (1)	73,038	225	(233)	73,030
Asset-backed securities (2)	17,551	66	(17)	17,600
Collateralized loan obligations	64,939	21	(128)	64,832
Corporate notes and other investments	15,300	—	(1,283)	14,017
	$397,169	$3,699	$(2,290)	$398,578

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

Investment securities with an amortized cost of approximately $229,634 and $148,257 as of March 31, 2020 and December 31, 2019, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of March 31, 2020, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity.  Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2020
	Amortized Cost	Fair Value
Due after one year through five years	$19,942	$18,703
Due after five years through ten years	39,370	35,364
Due after ten years	34,697	36,070
	94,009	90,137
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	276,804	282,283
	$370,813	$372,420
The details of the sales of investment securities available for sale for the three months ended March 31, 2020 and 2019 are summarized in the following table.

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$39,077	$62,274
Gross gains on sales	899	133
Gross losses on sales	905	221

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
Collateralized mortgage obligations	$—	$—	$26,557	$(631)	$26,557	$(631)
Mortgage-backed securities	—	—	4,441	(40)	4,441	(40)
Collateralized loan obligations	42,535	(5,333)	—	—	42,535	(5,333)
	$42,535	$(5,333)	$30,998	$(671)	$73,533	$(6,004)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
Collateralized mortgage obligations	$54,521	$(335)	$35,546	$(294)	$90,067	$(629)
Mortgage-backed securities	45,132	(174)	4,687	(59)	49,819	(233)
Asset-backed securities	3,641	(4)	7,075	(13)	10,716	(17)
Collateralized loan obligations	42,823	(128)	—	—	42,823	(128)
Corporate notes and other investments	4,499	(501)	9,518	(782)	14,017	(1,283)
	$150,616	$(1,142)	$56,826	$(1,148)	$207,442	$(2,290)
As of March 31, 2020, securities available for sale with unrealized losses included six collateralized mortgage obligation securities, one mortgage-backed security, and eight collateralized loan obligation securities. Collateralized loan obligations are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At March 31, 2020, the Company only owned collateralized loan obligations that were AAA or AA rated. The Company believed the unrealized losses on securities available for sale as of March 31, 2020 were due to market conditions rather than reduced estimated cash flows. At March 31, 2020, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of March 31, 2020.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Commercial	$443,759	$431,044
Real estate:
Construction, land and land development	278,734	264,193
1-4 family residential first mortgages	57,802	54,475
Home equity	11,835	12,380
Commercial	1,197,915	1,175,024
Consumer and other	6,542	6,787
	1,996,587	1,943,903
Net unamortized fees and costs	(2,155)	(2,240)
	$1,994,432	$1,941,663
Real estate loans of approximately $960,000 and $910,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2020 and December 31, 2019, respectively.

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

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

TDR loans totaled $0 and $4 as of March 31, 2020 and December 31, 2019, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2020 and 2019. No TDR loans that were modified within the twelve months preceding March 31, 2020 have subsequently had a payment default. One TDR loan that was modified within the twelve months preceding March 31, 2019, with a recorded investment of $537, has subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$90	$90	$—	$91	$91	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	398	398	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	—	—	—	5	5	—
Consumer and other	—	—	—	—	—	—
	488	488	—	538	538	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Commercial	90	90	—	91	91	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	398	398	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	—	—	—	5	5	—
Consumer and other	—	—	—	—	—	—
	$488	$488	$—	$538	$538	$—

The balance of impaired loans at March 31, 2020 and December 31, 2019 was composed of three and six different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$91	$—	$989	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	405	—	103	—
Home equity	8	—	40	—
Commercial	1	5	634	—
Consumer and other	—	—	—	—
	505	5	1,766	—
With an allowance recorded:
Commercial	—	—	14	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	—	—	—	—
Commercial	—	—	98	—
Consumer and other	—	—	—	—
	—	—	112	—
Total:
Commercial	91	—	1,003	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	405	—	103	—
Home equity	8	—	40	—
Commercial	1	5	732	—
Consumer and other	—	—	—	—
	$505	$5	$1,878	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$443,669	$90	$443,759
Real estate:
Construction, land and
land development	4,988	—	—	4,988	273,746	—	278,734
1-4 family residential
first mortgages	52	—	—	52	57,352	398	57,802
Home equity	—	—	—	—	11,835	—	11,835
Commercial	—	—	—	—	1,197,915	—	1,197,915
Consumer and other	—	—	—	—	6,542	—	6,542
Total	$5,040	$—	$—	$5,040	$1,991,059	$488	$1,996,587

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$430,953	$91	$431,044
Real estate:
Construction, land and
land development	—	—	—	—	264,193	—	264,193
1-4 family residential
first mortgages	76	—	—	76	53,988	411	54,475
Home equity	—	—	—	—	12,349	31	12,380
Commercial	—	152	—	152	1,174,867	5	1,175,024
Consumer and other	—	—	—	—	6,787	—	6,787
Total	$76	$152	$—	$228	$1,943,137	$538	$1,943,903

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$419,500	$20,779	$3,480	$—	$443,759
Real estate:
Construction, land and land development	278,674	60	—	—	278,734
1-4 family residential first mortgages	55,652	1,503	647	—	57,802
Home equity	11,677	158	—	—	11,835
Commercial	1,169,522	27,420	973	—	1,197,915
Consumer and other	6,530	12	—	—	6,542
Total	$1,941,555	$49,932	$5,100	$—	$1,996,587

	December 31, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$410,070	$18,680	$2,294	$—	$431,044
Real estate:
Construction, land and land development	264,132	61	—	—	264,193
1-4 family residential first mortgages	52,168	1,841	466	—	54,475
Home equity	12,349	—	31	—	12,380
Commercial	1,146,472	28,475	77	—	1,175,024
Consumer and other	6,787	—	—	—	6,787
Total	$1,891,978	$49,057	$2,868	$—	$1,943,903
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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	23	—	70	1	3	1	98
Provision (1)	233	220	(39)	—	586	—	1,000
Ending balance	$4,131	$2,595	$247	$127	$11,154	$78	$18,332

	Three Months Ended March 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	—	—	—	—	—	—	—
Recoveries	21	—	3	20	4	—	48
Provision (1)	(1)	213	(17)	(29)	(176)	10	—
Ending balance	$3,528	$2,597	$236	$162	$10,129	$85	$16,737

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2020 and December 31, 2019.

	March 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,131	2,595	247	127	11,154	78	18,332
Total	$4,131	$2,595	$247	$127	$11,154	$78	$18,332

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,875	2,375	216	127	10,565	77	17,235
Total	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2020 and December 31, 2019.

	March 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$90	$—	$398	$—	$—	$—	$488
Collectively evaluated for impairment	443,669	278,734	57,404	11,835	1,197,915	6,542	1,996,099
Total	$443,759	$278,734	$57,802	$11,835	$1,197,915	$6,542	$1,996,587

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$411	$31	$5	$—	$538
Collectively evaluated for impairment	430,953	264,193	54,064	12,349	1,175,019	6,787	1,943,365
Total	$431,044	$264,193	$54,475	$12,380	$1,175,024	$6,787	$1,943,903

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

5. Derivatives

The Company has entered into various interest rate swap agreements as part of its interest rate risk management strategy. The Company uses interest rate swaps to manage its interest rate risk exposure on certain loans, variable-rate and short-term borrowings, and deposits due to interest rate movements. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

Interest Rate Swaps Designated as a Cash Flow Hedge: As of both March 31, 2020 and December 31, 2019, the Company had interest rate swaps designated as cash flow hedges with a total notional amount of $335,000. As of March 31, 2020, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits, and forward starting swaps with a total notional amount of $50,000, which will hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits, with starting dates ranging from June 2020 to September 2020. Also as of March 31, 2020, the Company had swaps with a total notional amount of $50,000 that effectively convert variable-rate FHLB advances and junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

Derivatives Not Designated as Accounting Hedges: To accommodate customer need, the Company on occasion offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating-rate loan and a fixed-rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed-rate swap with a swap counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a swap counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert variable-rate loans to fixed-rate loans. The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2020 and December 31, 2019.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Floating Rate	Weighted Average Fixed Rate	Weighted Average Maturity - Years
Cash flow hedges:
March 31, 2020
Interest rate swaps	$285,000	$(23,060)	Other Liabilities	1.08%	2.28%	5.2
Forward-starting interest rate swaps(1)	50,000	(3,600)	Other Liabilities	—	1.74%	5.9

December 31, 2019
Interest rate swaps	$215,000	$(5,786)	Other Liabilities	1.84%	2.26%	5.5
Interest rate swaps	70,000	403	Other Assets	2.62%	2.37%	5.2
Forward starting interest rate swaps(1)	50,000	(343)	Other Liabilities	—	1.74%	6.1

Non-hedging derivatives:
March 31, 2020
Interest rate swaps - counterparty	$32,389	$1,055	Other Assets	2.75%	3.36%	10.0
Interest rate swaps - loan customer	32,389	(1,055)	Other Liabilities	2.75%	3.36%	10.0
(1)The fixed rate for forward starting swaps represents the fixed rate to be paid beginning on the scheduled start dates of the swaps. No interest payments were required related to these swaps in 2019 or 2020.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2020 and 2019.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Gain (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Category	2020	2019
Interest rate swaps	$(21,258)	$(2,441)	Interest Expense	$(341)	$114

The Company estimates there will be approximately $3,437 reclassified from accumulated other comprehensive income (AOCI) to interest expense through the 12 months ending March 31, 2021 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2020 and December 31, 2019, the Company pledged $28,570 and $6,570, respectively, of collateral to the counterparties in the form of cash on deposit with a third party. The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$4,583	$4,309
Net unrealized losses on interest rate swaps	6,670	1,441
Lease liabilities	2,188	2,275
Accrued expenses	179	297
Restricted stock unit compensation	417	832
State net operating loss carryforward	1,139	1,114
Capital loss carryforward	3	3
Other	48	53
	15,227	10,324
Deferred tax liabilities:
Right-of-use assets	2,131	2,218
Net deferred loan fees and costs	218	218
Net unrealized gains on securities available for sale	401	352
Premises and equipment	829	839
Other	230	219
	3,809	3,846
Net deferred tax assets before valuation allowance	11,418	6,478
Valuation allowance	(1,142)	(1,117)
Net deferred tax assets	$10,276	$5,361
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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	144	(15,942)	(15,798)
Amounts reclassified from accumulated other comprehensive income	5	254	259
Net current period other comprehensive income (loss)	149	(15,688)	(15,539)
Balance, March 31, 2020	$1,206	$(20,006)	$(18,800)

Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	3,688	(1,831)	1,857
Amounts reclassified from accumulated other comprehensive income	66	(86)	(20)
Net current period other comprehensive income (loss)	3,754	(1,917)	1,837
Balance, March 31, 2019	$(4,369)	$(608)	$(4,977)
8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments.  The Company's commitments consisted of the following approximate amounts as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Commitments to extend credit	$734,153	$672,117
Standby letters of credit	7,538	8,029
	$741,691	$680,146
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $59,269 and $63,409 at March 31, 2020 and December 31, 2019, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $1,877 and $2,042 as of March 31, 2020 and December 31, 2019, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020.

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

Derivative instruments: The Company's derivative instruments consist of interest rate swaps accounted for as cash flow hedges, as well as interest rate swaps which are accounted for as non-hedging derivatives. The Company's derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$37,227	$—	$37,227	$—
Collateralized mortgage obligations	192,665	—	192,665	—
Mortgage-backed securities	73,316	—	73,316	—
Asset-backed securities	16,302	—	16,302	—
Collateralized loan obligations	52,610	—	52,610	—
Corporate notes and other investments	300	—	300	—
Derivative instruments, interest rate swaps	1,055	—	1,055	—

Financial liabilities:
Derivative instruments, interest rate swaps	$27,715	$—	$27,715	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$47,178	$—	$47,178	$—
Collateralized mortgage obligations	181,921	—	181,921	—
Mortgage-backed securities	73,030	—	73,030	—
Asset-backed securities	17,600	—	17,600	—
Collateralized loan obligations	64,832	—	64,832	—
Corporate notes and other investments	14,017	—	14,017	—
Derivative instruments, interest rate swaps	403	—	403	—

Financial liabilities:
Derivative instrument, interest rate swap	$6,129	$—	$6,129	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  As of both March 31, 2020 and December 31, 2019, there were no impaired loans that had a fair value adjustment.  Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans.  The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate.  Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis.  The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2020 and December 31, 2019.

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$65,256	$65,256	$37,808	$37,808
Federal funds sold	Level 1	1,141	1,141	15,482	15,482
Investment securities available for sale	Level 2	372,420	372,420	398,578	398,578
Federal Home Loan Bank stock	Level 1	13,739	13,739	12,491	12,491
Loans, net	Level 2	1,976,100	2,048,653	1,924,428	1,941,208
Accrued interest receivable	Level 1	7,558	7,558	7,134	7,134
Interest rate swaps	Level 2	1,055	1,055	403	403
Financial liabilities:
Deposits	Level 2	$2,020,125	$2,022,253	$2,014,756	$2,015,427
Federal funds purchased	Level 1	32,340	32,340	2,660	2,660
Subordinated notes, net	Level 2	20,442	12,454	20,438	18,568
Federal Home Loan Bank advances, net	Level 2	179,620	179,620	179,365	179,365
Long-term debt	Level 2	22,896	22,889	22,925	22,910
Accrued interest payable	Level 1	2,058	2,058	2,070	2,070
Interest rate swaps	Level 2	27,715	27,715	6,129	6,129
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

10. Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loan receivables.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events.  Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties.  Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2019.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$18,464	$15,889
Tax-equivalent adjustment (1)	178	272
Net interest income on an FTE basis (non-GAAP)	18,642	16,161
Average interest-earning assets	2,420,497	2,188,567
Net interest margin on an FTE basis (non-GAAP)	3.10%	2.99%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$18,642	$16,161
Noninterest income	2,520	2,119
Adjustment for realized investment securities losses, net	6	88
Adjustment for (gain) loss on sale of fixed assets	2	(307)
Adjusted income	21,170	18,061
Noninterest expense	9,663	9,544
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	45.64%	52.84%

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

(2)
The efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the Company's financial performance. It is a standard measure of comparison within the banking industry.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new market tax credit activities). Results of operations for the three months ended March 31, 2020 are compared to the results for the same period in 2019, and the consolidated financial condition of the Company as of March 31, 2020 is compared to December 31, 2019. The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

SIGNIFICANT DEVELOPMENTS

Impact of COVID-19

The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Iowa and Minnesota, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In Iowa, the Governor recently ordered schools to close through the remainder of the school year and ordered many retail establishments to close and imposed limitations on gathering sizes through April 30, 2020. In Minnesota, the Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities. This order was effective from March 28, 2020 and currently extends through May 4, 2020. The Bank has remained open during these orders because banks have been identified as essential services. The Bank has been serving its customers through its drive-ups and Video Teller Machines at its nine Iowa locations and Rochester, Minnesota location, and in all of its branch offices by appointment only.

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 3.7 percent in Iowa in January 2020 to an average of 3.8 percent in March 2020, according to the Iowa Workforce Development, and from an average of 3.7 percent in Minnesota in January 2020 to 3.9 percent in March 2020, according to the Minnesota Department of Employment and Economic Development, which levels are expected to dramatically increase further.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

•
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 4 of the financial statements for additional disclosure of TDRs as of March 31, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

•
On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 4 of the financial statements for additional disclosure of TDRs as of March 31, 2020.

•
On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	We are actively working with loan customers to evaluate prudent loan modification terms.

•
We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•
We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.

•
We have closed all branches to customer activity indefinitely, except for drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

•
We have, in the past several years, raised our quarterly dividend in the second quarter of each year.  However, due to the uncertainty facing our economy, our Board has decided to keep the dividend at the current level of $0.21 per share for the dividend to be paid in the second quarter of 2020.  Our Board will evaluate the dividend on a quarterly basis as the Company works through the COVID-19 pandemic.

SUMMARY

Net income for the three months ended March 31, 2020 was $8,089, or $0.49 per diluted common share, compared to $6,899, or $0.42 per diluted common share, for the three months ended March 31, 2019. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2020 were 1.29 percent and 15.54 percent, respectively, compared to 1.22 percent and 14.49 percent, respectively, for the first three months of 2019.

The increase in net income for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to increases in net interest income and noninterest income, partially offset by an increase in the provision for loan losses.

Net interest income for the three months ended March 31, 2020 grew $2,575, or 16.2 percent, compared to the three months ended March 31, 2019. The impact of increases in the average balance of total interest-earning assets and declines in the rates paid on interest-bearing liabilities exceeded the effect of declines in rates earned on interest-earning assets and increases in the average balance of total interest-bearing liabilities. Average interest-earning assets for the first three months of 2020 were $231,930 higher than the average interest-earning assets for the first three months of 2019. Average interest-bearing liabilities for the three months ended March 31, 2020 were $201,890 higher than the average interest-bearing liabilities for the three months ended March 31, 2019. The Federal Reserve's action to reduce the targeted federal funds rate by a total of 75 basis points in the second half of 2019 and by an additional 150 basis points in the first quarter of 2020 resulted in decreases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities for the first three months of 2020 compared to the first three months of 2019. The Company recorded a $1,000 provision for loan losses for the three months ended March 31, 2020, compared to no provision for loan losses for the three months ended March 31, 2019. The provision recorded in the first three months of 2020 was due to growth in the loan portfolio and the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic.

Noninterest income increased $401 during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to loan swap fees earned on back to back interest rate swaps. For additional information on these derivatives, refer to Note 5 of the financial statements.

Total loans outstanding increased $52,769, or 2.7 percent, during the first three months of 2020. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 0.22 percent as of March 31, 2020. We expect the COVID-19 pandemic to have an adverse effect on our loan pipeline and the credit quality of our loan portfolio during the remainder of 2020. Disruption to our customers could result in increased loan delinquencies and defaults and a decline in local loan demand. However, it is impossible to project the impact with any precision at this time. As of March 31, 2020, the allowance for loan losses was 0.92 percent of outstanding loans, compared to 0.89 percent as of December 31, 2019, and management believed the allowance at March 31, 2020 was adequate to absorb any losses inherent in the loan portfolio as of that date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group was revised in the first quarter of 2020 after evaluating constituents that we believe better reflect our business, particularly in terms of market capitalization, asset size and loan portfolio composition. The peer group for 2020 consists of 21 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp, Inc., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mackinac Financial Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. Our goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(3)
	As of and for the three months ended March 31, 2020	As of and for the year ended December 31, 2019	As of and for the year ended December 31, 2019
Return on average equity	15.54%	14.34%	5.39% - 15.66%
Efficiency ratio(1) (2)	45.64%	50.96%	50.08% - 72.88%
Texas ratio(2)	0.22%	0.23%	2.46% - 16.60%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on April 22, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend is payable on May 20, 2020, to stockholders of record on May 6, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2020 compared with the same period in 2019.

	Three Months Ended March 31,
	2020	2019	Change	Change %
Net income	$8,089	$6,899	$1,190	17.25%
Average assets	2,531,630	2,292,798	238,832	10.42%
Average stockholders' equity	209,405	193,128	16,277	8.43%

Return on average assets	1.29%	1.22%	0.07%
Return on average equity	15.54%	14.49%	1.05%
Net interest margin (1)	3.10%	2.99%	0.11%
Efficiency ratio (1) (2)	45.64%	52.84%	(7.2)%
Dividend payout ratio	42.52%	47.24%	(4.72)%
Average equity to average assets ratio	8.27%	8.42%	(0.15)%

	As of March 31,
	2020	2019	Change
Texas ratio (2)	0.22%	0.86%	(0.64)%
Equity to assets ratio	7.97%	8.49%	(0.52)%
Tangible common equity ratio	7.97%	8.49%	(0.52)%
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2020	2019	Change	Change- %	2020	2019	Change	Change- %	2020	2019	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$435,321	$364,264	$71,057	19.51%	$5,016	$4,617	$399	8.64%	4.63%	5.14%	(0.51)%
Real estate (3)	1,523,131	1,364,088	159,043	11.66%	17,328	15,784	1,544	9.78%	4.58%	4.69%	(0.11)%
Consumer and other	6,879	6,435	444	6.90%	80	77	3	3.90%	4.69%	4.89%	(0.20)%
Total loans	1,965,331	1,734,787	230,544	13.29%	22,424	20,478	1,946	9.50%	4.59%	4.79%	(0.20)%

Investment securities:
Taxable	353,952	320,892	33,060	10.30%	2,383	2,328	55	2.36%	2.69%	2.90%	(0.21)%
Tax-exempt (3)	41,338	116,750	(75,412)	(64.59)%	362	1,018	(656)	(64.44)%	3.51%	3.49%	0.02%
Total investment securities	395,290	437,642	(42,352)	(9.68)%	2,745	3,346	(601)	(17.96)%	2.78%	3.06%	(0.28)%

Federal funds sold	59,876	16,138	43,738	271.02%	229	98	131	133.67%	1.54%	2.46%	(0.92)%
Total interest-earning assets (3)	$2,420,497	$2,188,567	$231,930	10.60%	25,398	23,922	1,476	6.17%	4.22%	4.43%	(0.21)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,414,453	$1,320,548	$93,905	7.11%	3,636	5,027	(1,391)	(27.67)%	1.03%	1.54%	(0.51)%
Time deposits	261,280	199,587	61,693	30.91%	1,410	937	473	50.48%	2.17%	1.90%	0.27%
Total deposits	1,675,733	1,520,135	155,598	10.24%	5,046	5,964	(918)	(15.39)%	1.21%	1.59%	(0.38)%
Other borrowed funds	232,488	186,196	46,292	24.86%	1,710	1,798	(88)	(4.89)%	2.96%	3.92%	(0.96)%
Total interest-bearing
liabilities	$1,908,221	$1,706,331	$201,890	11.83%	6,756	7,762	(1,006)	(12.96)%	1.42%	1.84%	(0.42)%

Net interest income (FTE) (4)					$18,642	$16,160	$2,482	15.36%
Net interest spread (FTE)									2.80%	2.59%	0.21%
Net interest margin (FTE) (4)									3.10%	2.99%	0.11%

(1)	Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.

(2)	Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.

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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds rate by a total of 75 basis points in the second half of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income between 2019 and 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2020 increased by 11 basis points compared to the three months ended March 31, 2019. The primary driver of the increase in the net interest margin was a decrease in interest rates paid on deposits and other borrowed funds, partially offset by a decrease in yield on loans and investments. Because of the increase in the net interest margin, tax-equivalent net interest income for the three months ended March 31, 2020 increased $2,482 compared to the same time period in 2019. The increase in net interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was largely due to an increase in average outstanding loans and a decrease in rates paid on deposits and other borrowed funds, partially offset by an increase in interest-bearing liabilities and a decrease in yield on loans and investments. Management expects the decreases in the targeted federal funds rate to result in both lower rates paid on deposits and lower yields on loans for the remainder of 2020.

Tax-equivalent interest income on loans increased $1,946 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The improvement was primarily due to the increase in average loan balances outstanding in the first quarter of 2020. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. We anticipate that our interest income will be adversely affected in future periods as a result of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio and the effects of lower interest rates.

The average balance of interest-bearing demand, savings and money market deposits increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in average balances of money market accounts. The average rate paid on interest-bearing demand, savings and money market deposits for the three months ended March 31, 2020 decreased 51 basis points compared to the three months ended March 31, 2019. This decrease was primarily due to decreasing interest rates on certain money market deposit products in response to decreases in the targeted federal funds rate in the second half of 2019 and first quarter of 2020. The average balance of time deposits also increased for the three months ended March 31, 2020 compared to the same period in 2019. This increase was due to the increase in average balances of both customer and brokered CDs in 2020. Interest rates on time deposits increased 27 basis points for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to higher market interest rates paid at the time new and renewed time deposits were issued. The COVID-19 pandemic could result in lower levels of deposits in future periods, which could decrease our average interest-bearing liabilities for the remainder of 2020.

The average balance of other borrowed funds increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in FHLB advances. The rate paid on borrowed funds declined 96 basis points for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the reduction of market rates in the second half of 2019 and the first quarter of 2020 on short-term and variable-rate borrowings. The impact of the COVID-19 pandemic and possible decreases in interest-bearing deposits could result in an increase in borrowed funds in 2020, which we generally expect to be at lower interest rates in comparison to 2019.

As a result of the reductions in the targeted federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses.  The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date.  The provision for loan losses was $1,000 for the three months ended March 31, 2020, compared to no provision for loan losses for the three months ended March 31, 2019. The increased provision for the three months ended March 31, 2020, compared to the same time period in 2019, was due to the growth in the loan portfolio and uncertainty in the economy as a result of the COVID-19 pandemic. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

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

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries.  The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2020 and 2019 and related ratios.

	Three Months Ended March 31,
	2020	2019	Change
Balance at beginning of period	$17,235	$16,689	$546
Charge-offs	(1)	—	(1)
Recoveries	98	48	50
Net recoveries	97	48	49
Provision for loan losses charged to operations	1,000	—	1,000
Balance at end of period	$18,332	$16,737	$1,595

Average loans outstanding	$1,965,331	$1,734,787

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.02%	0.01%

Ratio of allowance for loan losses to average loans outstanding	0.93%	0.96%

Ratio of allowance for loan losses to total loans at end of period	0.92%	0.96%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

In March 2020, the strength of the U.S. economy deteriorated as a result of the COVID-19 pandemic. While job growth averaged approximately 245,000 per month for the first two months of the quarter, based on preliminary estimates, approximately 700,000 jobs were lost in March 2020. Additionally, the national unemployment rate increased from 3.5 percent as of December 31, 2019 to 4.4 percent as of March 31, 2020. It is expected that this rate will continue to increase as a result of the COVID-19 pandemic. Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. We believe that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.  In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest income:	2020	2019	Change	Change %
Service charges on deposit accounts	$603	$611	$(8)	(1.31)%
Debit card usage fees	382	375	7	1.87%
Trust services	463	483	(20)	(4.14)%
Increase in cash value of bank-owned life insurance	158	152	6	3.95%
Loan swap fees	586	—	586	N/A
Realized investment securities losses, net	(6)	(88)	82	93.18%
Other income:
Gain on sale of premises	—	307	(307)	(100.00)%
All other income	334	279	55	19.71%
Total other income	334	586	(252)	(43.00)%
Total noninterest income	$2,520	$2,119	$401	18.92%
The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program and are largely dependent on the timing and volume of customer activity. The gain on sale of premises in the first quarter of 2019 was related to the sale of the Iowa City branch facility. The Company consolidated the Iowa City and Coralville branches in the fourth quarter of 2018.

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

	Three Months Ended March 31,
Noninterest expense:	2020	2019	Change	Change %
Salaries and employee benefits	$5,284	$5,460	$(176)	(3.22)%
Occupancy	1,360	1,233	127	10.30%
Data processing	672	680	(8)	(1.18)%
FDIC insurance	237	219	18	8.22%
Professional fees	239	234	5	2.14%
Director fees	234	251	(17)	(6.77)%
Other expenses:
Marketing	44	47	(3)	(6.38)%
Business development	267	268	(1)	(0.37)%
Insurance expense	104	93	11	11.83%
Charitable contributions	45	45	—	—%
Postage and courier	85	73	12	16.44%
Subscriptions	125	91	34	37.36%
Trust	117	97	20	20.62%
Consulting fees	77	62	15	24.19%
Low income housing projects amortization	103	71	32	45.07%
New market tax credit project amortization and management fees	230	230	—	—%
All other	440	390	50	12.82%
Total other	1,637	1,467	170	11.59%
Total noninterest expense	$9,663	$9,544	$119	1.25%

Salaries and employee benefits decreased for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, primarily due to a slight decrease in the number of employees and a decrease in expenses related to restricted stock units and insurance benefits. The Company has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the COVID-19 pandemic. Occupancy expense increased for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, because of the incurrence of a full quarter of expenses related to the expansion into the cities of Owatonna, Mankato and St. Cloud, Minnesota, which occurred toward the end of the first quarter of 2019.

Income Tax Expense

The Company recorded income tax expense of $2,232 (21.6 percent of pre-tax income) for the three months ended March 31, 2020, compared with $1,565 (18.5 percent of pre-tax income) for the three months ended March 31, 2019. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the three months ended March 31, 2020, a tax expense of $94 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. Comparatively, for the three months ended March 31, 2019, a tax benefit of $37 was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first three months of 2020 and 2019 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $310 and $316, respectively.

On March 27, 2020, the President signed the CARES Act into law. The Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on a company’s income taxes.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

FINANCIAL CONDITION

The Company had total assets of $2,519,609 as of March 31, 2020, compared to total assets of $2,473,691 as of December 31, 2019. Fluctuations in the balance sheet included increases in loans, deposits, federal funds purchased and other liabilities, and a decrease in investment securities. A discussion of changes in the balance sheet is provided below.

Investment Securities

The balance of investment securities available for sale declined by $26,158 during the three months ended March 31, 2020. Securities were sold during the first quarter of 2020 to create liquidity for expected loan growth or for reinvestment into collateralized mortgage obligations, which was part of a reinvestment strategy to reduce our interest rate risk exposure in variable rate collateralized loan obligations (CLOs) and corporate bonds. CLOs are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At March 31, 2020, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA.

As of March 31, 2020, approximately 76 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management currently believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $52,769 from $1,941,663 as of December 31, 2019 to $1,994,432 as of March 31, 2020. Changes in the loan portfolio during the first three months of 2020 included increases of $12,715 in commercial loans, $22,891 in commercial real estate loans and $14,541 in construction, land and land development loans. The Company continues to focus on business development efforts in all of its markets. We anticipate that loan growth will slow down in the future in our commercial real estate loan portfolio as a result of COVID-19 and the related decline in economic conditions in our market areas. However, we expect to see a temporary increase in the loan portfolio due to an influx of PPP loans.

Credit quality of the Company's loan portfolio remained stable as of March 31, 2020. One construction loan with a balance of $4,988 was greater than 30 days past due at March 31, 2020. That loan was paid off on April 10, 2020. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.22 percent as of March 31, 2020, compared to 0.23 percent as of December 31, 2019. We believe the COVID-19 pandemic may have an adverse affect on the credit quality of our loan portfolio during the remainder of 2020. Disruption to our customers could result in increased loan delinquencies and defaults. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic. No credit issues are anticipated with PPP loans as they are guaranteed by the Small Business Administration.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the Company's loan portfolio is heavily concentrated in real estate and its real estate portfolio levels exceed these regulatory guidelines, it has established risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2019 was presented in the Company's Form 10-K filed with the SEC on February 27, 2020, and the Company has not experienced any material changes to that analysis since December 31, 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2020	December 31, 2019	Change
Nonaccrual loans	$488	$538	$(50)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	488	538	(50)
Other real estate owned	—	—	—
Total nonperforming assets	$488	$538	$(50)

Nonperforming loans to total loans	0.02%	0.03%	(0.01)%
Nonperforming assets to total assets	0.02%	0.02%	—%

(1)
While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans as of March 31, 2020 and one TDR loan as of December 31, 2019 with balances of $0 and $4, respectively, categorized as nonaccrual.

Through April 21, 2020, West Bank had modified 120 loans related to COVID-19 totaling $378 million. Most modifications allow interest only payments for up to six months, however some modifications allow for no principal and interest payments, particularly for hotel loans. None of these modifications were considered TDRs, in accordance with the interpretation provided by the recent bank regulatory interagency statement and none were considered impaired. For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section and Note 4 to the financial statements.

Deposits

Deposits increased $5,369 during the first three months of 2020.  Noninterest-bearing and interest-bearing demand accounts and savings accounts, which include money market accounts, increased a total of $67,984 from December 31, 2019 to March 31, 2020. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. Total time deposits declined $62,615 during the first three months of 2020 primarily due to the maturity of brokered CDs totaling $50,000. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic.

Borrowed Funds

The Company had $211,960 of overnight federal funds purchased and long- and short-term FHLB advances outstanding at March 31, 2020. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase. See the Liquidity and Capital Resources section for further discussion on the Company's borrowing capacity.

Derivatives

At December 31, 2019 and March 31, 2020, the Company had interest rate swap contracts, including forward starting swaps, associated with borrowed funds and deposits with a total notional amount of $335,000. The fair value of these derivative contracts, which is reported in other liabilities on the balance sheet, declined $20,934 from December 31, 2019 to March 31, 2020 due to the significant decrease in market interest rates.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion.  The Company's principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $66,397 as of March 31, 2020 compared with $53,290 as of December 31, 2019.

The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic and the Bank's participation in the PPP. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. The Bank is a participating lender in the PPP under the CARES Act. The Federal Reserve Bank has provided a lending facility that will allow us to obtain funding specifically for loans that we make under the PPP, which will allow us to retain existing sources of liquidity for our traditional operations. PPP loans will be pledged as collateral on any of the Bank's borrowings under the Federal Reserve Bank's lending facility.

As of March 31, 2020, West Bank had additional borrowing capacity available from the FHLB of approximately $321,000, as well as approximately $98,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks.  Net cash from operating activities contributed $10,412 to liquidity for the three months ended March 31, 2020.  Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2020. Management plans to continually monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

The Company's total stockholders' equity declined to $200,693 at March 31, 2020 from $211,820 at December 31, 2019.  The decrease was primarily the result of a decrease in accumulated other comprehensive income, which was primarily due to the decline in fair value of derivatives, partially offset by net income less dividends paid. At March 31, 2020, the Company's tangible common equity as a percent of tangible assets was 7.97 percent compared to 8.56 percent as of December 31, 2019.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$257,826	11.35%	$181,738	8.00%	$238,531	10.50%	N/A	N/A
West Bank	265,205	11.68%	181,636	8.00%	238,398	10.50%	$227,045	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	239,494	10.54%	136,304	6.00%	193,097	8.50%	N/A	N/A
West Bank	246,873	10.87%	136,227	6.00%	192,989	8.50%	181,636	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	219,494	9.66%	102,228	4.50%	159,021	7.00%	N/A	N/A
West Bank	246,873	10.87%	102,170	4.50%	158,932	7.00%	147,579	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	239,494	9.47%	101,153	4.00%	101,153	4.00%	N/A	N/A
West Bank	246,873	9.77%	101,106	4.00%	101,106	4.00%	126,382	5.00%

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$252,316	11.40%	$177,013	8.00%	$232,330	10.50%	N/A	N/A
West Bank	259,644	11.74%	176,970	8.00%	232,273	10.50%	$221,212	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,081	10.62%	132,760	6.00%	188,077	8.50%	N/A	N/A
West Bank	242,409	10.96%	132,727	6.00%	188,031	8.50%	176,970	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	215,081	9.72%	99,570	4.50%	154,887	7.00%	N/A	N/A
West Bank	242,409	10.96%	99,546	4.50%	154,849	7.00%	143,788	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	235,081	9.53%	98,693	4.00%	98,693	4.00%	N/A	N/A
West Bank	242,409	9.83%	98,656	4.00%	98,656	4.00%	123,320	5.00%

The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2020, the ratios for the Company and West Bank were sufficient to meet the conservation buffer.
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

Item 1A. Risk Factors
In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and could impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak is expected to lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread issues for the Company.
The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, possibly leading to decreased earnings, significant slowdowns in our loan collections or increased loan defaults.
COVID-19 may impact businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.
The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in or may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
We believe that the economic impact from COVID-19 could have an adverse impact on our business and could result in losses in our loan portfolio, all of which would impact our earnings and capital.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress is considering additional funding for the PPP; however, it is unknown if and when Congress will authorize additional PPP loan funding.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
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

West Bancorporation, Inc.
(Registrant)

April 23, 2020	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 23, 2020	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 23, 2020	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)