Form 10-Q
period 2020-06-30
WEST BANCORPORATION INC
filed 2020-07-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Yes  ☐                      No  ☒

As of July 22, 2020, there were 16,469,272 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$54,175	$37,808
Federal funds sold	62,494	15,482
Cash and cash equivalents	116,669	53,290
Investment securities available for sale, at fair value	342,017	398,578
Federal Home Loan Bank stock, at cost	12,307	12,491
Loans	2,199,688	1,941,663
Allowance for loan losses	(21,363)	(17,235)
Loans, net	2,178,325	1,924,428
Premises and equipment, net	28,655	29,680
Accrued interest receivable	8,467	7,134
Bank-owned life insurance	35,187	34,893
Deferred tax assets, net	10,122	5,361
Other assets	8,574	7,836
Total assets	$2,740,323	$2,473,691

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$590,487	$380,079
Interest-bearing demand	378,931	346,307
Savings	1,081,743	996,836
Time of $250 or more	61,456	81,871
Other time	143,092	209,663
Total deposits	2,255,709	2,014,756
Federal funds purchased	5,755	2,660
Subordinated notes, net	20,445	20,438
Federal Home Loan Bank advances, net	179,869	179,365
Long-term debt	22,867	22,925
Accrued expenses and other liabilities	46,991	21,727
Total liabilities	2,531,636	2,261,871
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,469,272 and 16,379,752 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	27,632	27,260
Retained earnings	193,981	184,821
Accumulated other comprehensive loss	(15,926)	(3,261)
Total stockholders' equity	208,687	211,820
Total liabilities and stockholders' equity	$2,740,323	$2,473,691
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$22,332	$21,108	$44,643	$41,496
Investment securities:
Taxable	1,994	2,632	4,377	4,960
Tax-exempt	319	485	616	1,322
Federal funds sold	12	110	241	208
Total interest income	24,657	24,335	49,877	47,986
Interest expense:
Deposits	2,351	6,670	7,397	12,634
Federal funds purchased	3	115	19	202
Subordinated notes	253	256	508	508
Federal Home Loan Bank advances	1,204	1,093	2,513	2,366
Long-term debt	99	163	229	349
Total interest expense	3,910	8,297	10,666	16,059
Net interest income	20,747	16,038	39,211	31,927
Provision for loan losses	3,000	—	4,000	—
Net interest income after provision for loan losses	17,747	16,038	35,211	31,927
Noninterest income:
Service charges on deposit accounts	531	600	1,134	1,211
Debit card usage fees	391	434	773	809
Trust services	461	481	924	964
Increase in cash value of bank-owned life insurance	136	162	294	314
Loan swap fees	3	—	589	—
Realized investment securities gains (losses), net	(69)	23	(75)	(65)
Other income	322	299	656	885
Total noninterest income	1,775	1,999	4,295	4,118
Noninterest expense:
Salaries and employee benefits	5,318	5,424	10,602	10,884
Occupancy	1,349	1,344	2,709	2,577
Data processing	596	716	1,268	1,396
FDIC insurance	292	185	529	404
Professional fees	200	209	439	443
Director fees	194	258	428	509
Other expenses	1,468	1,614	3,105	3,081
Total noninterest expense	9,417	9,750	19,080	19,294
Income before income taxes	10,105	8,287	20,426	16,751
Income taxes	2,136	1,629	4,368	3,194
Net income	$7,969	$6,658	$16,058	$13,557

Basic earnings per common share	$0.48	$0.41	$0.98	$0.83
Diluted earnings per common share	$0.48	$0.41	$0.97	$0.83
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$7,969	$6,658	$16,058	$13,557
Other comprehensive income (loss):
Unrealized gains on investment securities:
Unrealized holding gains arising during the period	5,622	7,050	5,814	11,967
Plus: reclassification adjustment for net (gains) losses realized in net income	69	(23)	75	65
Income tax expense	(1,423)	(1,757)	(1,472)	(3,008)
Other comprehensive income on investment securities	4,268	5,270	4,417	9,024
Unrealized gains (losses) on derivatives:
Unrealized holding losses arising during the period	(2,910)	(4,729)	(24,168)	(7,170)
Plus: reclassification adjustment for net (gains) losses on derivatives realized in net income	1,038	(114)	1,363	(251)
Plus: reclassification adjustment for amortization of derivative termination costs	15	24	31	47
Income tax benefit	463	1,203	5,692	1,841
Other comprehensive loss on derivatives	(1,394)	(3,616)	(17,082)	(5,533)
Total other comprehensive income (loss)	2,874	1,654	(12,665)	3,491
Comprehensive income	$10,843	$8,312	$3,393	$17,048

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2020	$—	16,447,272	$3,000	$27,023	$189,470	$(18,800)	$200,693
Net income	—	—	—	—	7,969	—	7,969
Other comprehensive income, net of tax	—	—	—	—	—	2,874	2,874
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,458)	—	(3,458)
Stock-based compensation costs	—	—	—	609	—	—	609
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	22,000	—	—	—	—	—
Balance, June 30, 2020	$—	16,469,272	$3,000	$27,632	$193,981	$(15,926)	$208,687

	Three Months Ended June 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2019	$—	16,357,752	$3,000	$24,898	$173,349	$(4,977)	$196,270
Net income	—	—	—	—	6,658	—	6,658
Other comprehensive income, net of tax	—	—	—	—	—	1,654	1,654
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,440)	—	(3,440)
Stock-based compensation costs	—	—	—	793	—	—	793
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	22,000	—	—	—	—	—
Balance, June 30, 2019	$—	16,379,752	$3,000	$25,691	$176,567	$(3,323)	$201,935

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	16,058	—	16,058
Other comprehensive loss, net of tax	—	—	—	—	—	(12,665)	(12,665)
Cash dividends declared, $0.42 per common share	—	—	—	—	(6,898)		(6,898)
Stock-based compensation costs	—	—	—	1,121	—	—	1,121
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, June 30, 2020	$—	16,469,272	$3,000	$27,632	$193,981	$(15,926)	$208,687

	Six Months Ended June 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	13,557	—	13,557
Other comprehensive income, net of tax	—	—	—	—	—	3,491	3,491
Cash dividends declared, $0.41 per common share	—	—	—	—	(6,699)	—	(6,699)
Stock-based compensation costs	—	—	—	1,424	—	—	1,424
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, June 30, 2019	$—	16,379,752	$3,000	$25,691	$176,567	$(3,323)	$201,935

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$16,058	$13,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	—
Net amortization and accretion	1,269	2,026
Investment securities losses, net	75	65
Stock-based compensation	1,121	1,424
Increase in cash value of bank-owned life insurance	(294)	(314)
Gain on sale of premises	—	(307)
Depreciation	753	698
(Benefit) provision for deferred income taxes	(540)	450
Change in assets and liabilities:
Increase in accrued interest receivable	(1,333)	(306)
Increase in other assets	(119)	(689)
Increase in accrued expenses and other liabilities	2,540	9
Net cash provided by operating activities	23,530	16,613
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	78,581	145,342
Proceeds from maturities and calls of securities available for sale	32,814	19,403
Purchases of securities available for sale	(49,748)	(98,784)
Purchases of Federal Home Loan Bank stock	(6,853)	(22,378)
Proceeds from redemption of Federal Home Loan Bank stock	7,037	23,589
Net increase in loans	(257,897)	(70,840)
Proceeds from sale of premises	—	604
Purchases of premises and equipment	(428)	(394)
Net cash used in investing activities	(196,494)	(3,458)
Cash Flows from Financing Activities:
Net increase in deposits	240,953	71,258
Net increase (decrease) in federal funds purchased	3,095	(17,705)
Net decrease in Federal Home Loan Bank advances	—	(10,000)
Principal payments on long-term debt	(58)	(4,058)
Common stock dividends paid	(6,898)	(6,699)
Restricted stock units withheld for payroll taxes	(749)	(861)
Net cash provided by financing activities	236,343	31,935
Net increase in cash and cash equivalents	63,379	45,090
Cash and Cash Equivalents:
Beginning	53,290	47,474
Ending	$116,669	$92,564

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$11,377	$15,647
Income taxes	1,020	1,560

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liability and right-of-use asset	$—	$10,435
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2020 and December 31, 2019, net income, comprehensive income and changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the update, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$7,969	$6,658	$16,058	$13,557

Weighted average common shares outstanding	16,464	16,374	16,424	16,337
Weighted average effect of restricted stock units outstanding	42	63	55	76
Diluted weighted average common shares outstanding	16,506	16,437	16,479	16,413

Basic earnings per common share	$0.48	$0.41	$0.98	$0.83
Diluted earnings per common share	$0.48	$0.41	$0.97	$0.83
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	249	166	267	195

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$53,284	$2,264	$—	$55,548
Collateralized mortgage obligations (1)	160,855	6,433	(149)	167,139
Mortgage-backed securities (1)	52,185	1,125	(41)	53,269
Asset-backed securities (2)	15,247	62	(12)	15,297
Collateralized loan obligations	52,848	81	(2,465)	50,464
Corporate notes and other investments	300	—	—	300
	$334,719	$9,965	$(2,667)	$342,017

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$45,442	$1,736	$—	$47,178
Collateralized mortgage obligations (1)	180,899	1,651	(629)	181,921
Mortgage-backed securities (1)	73,038	225	(233)	73,030
Asset-backed securities (2)	17,551	66	(17)	17,600
Collateralized loan obligations	64,939	21	(128)	64,832
Corporate notes and other investments	15,300	—	(1,283)	14,017
	$397,169	$3,699	$(2,290)	$398,578
(1)All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities and real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.
(2)Pass-through asset-backed securities guaranteed by the SBA, representing participating interests in pools of commercial working capital and equipment loans.

Investment securities with an amortized cost of approximately $220,704 and $148,257 as of June 30, 2020 and December 31, 2019, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of June 30, 2020, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2020
	Amortized Cost	Fair Value
Due after one year through five years	$19,944	$19,311
Due after five years through ten years	34,354	32,613
Due after ten years	52,134	54,388
	106,432	106,312
Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities	228,287	235,705
	$334,719	$342,017

The details of the sales of investment securities available for sale for the three and six months ended June 30, 2020 and 2019 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$39,504	$83,068	$78,581	$145,342
Gross gains on sales	556	698	1,455	831
Gross losses on sales	625	675	1,530	896

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
Collateralized mortgage obligations	$—	$—	$17,670	$(149)	$17,670	$(149)
Mortgage-backed securities	—	—	4,356	(41)	4,356	(41)
Asset-backed securities	6,831	(12)	—	—	6,831	(12)
Collateralized loan obligations	26,164	(1,695)	14,225	(770)	40,389	(2,465)
	$32,995	$(1,707)	$36,251	$(960)	$69,246	$(2,667)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
Collateralized mortgage obligations	$54,521	$(335)	$35,546	$(294)	$90,067	$(629)
Mortgage-backed securities	45,132	(174)	4,687	(59)	49,819	(233)
Asset-backed securities	3,641	(4)	7,075	(13)	10,716	(17)
Collateralized loan obligations	42,823	(128)	—	—	42,823	(128)
Corporate notes and other investments	4,499	(501)	9,518	(782)	14,017	(1,283)
	$150,616	$(1,142)	$56,826	$(1,148)	$207,442	$(2,290)

As of June 30, 2020, securities available for sale with unrealized losses included three collateralized mortgage obligation securities, one mortgage-backed security, two asset-backed securities and seven collateralized loan obligation securities. Collateralized loan obligations are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At June 30, 2020, the Company only owned collateralized loan obligations that were AAA or AA rated. The Company believed the unrealized losses on securities available for sale as of June 30, 2020 were due to market conditions rather than reduced estimated cash flows. At June 30, 2020, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of June 30, 2020.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Commercial	$619,726	$431,044
Real estate:
Construction, land and land development	302,911	264,193
1-4 family residential first mortgages	56,551	54,475
Home equity	10,288	12,380
Commercial	1,212,145	1,175,024
Consumer and other	6,060	6,787
	2,207,681	1,943,903
Net unamortized fees and costs	(7,993)	(2,240)
	$2,199,688	$1,941,663

Included in commercial loans at June 30, 2020, were $223,435 of loans originated in the Paycheck Protection Program (PPP), which was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $980,000 and $910,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2020 and December 31, 2019, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of COVID-19. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. At June 30, 2020, COVID-19 related loan modifications totaled approximately $553,000. The modifications primarily included a delay of principal and/or interest payments for two to six months. These loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

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

TDR loans totaled $0 and $4 as of June 30, 2020 and December 31, 2019, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2020 and 2019. No TDR loans that were modified within the twelve months preceding June 30, 2020 and 2019 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more. COVID-19 related loan modifications are not reported as TDRs.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$91	$91	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	390	390	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	—	—	—	5	5	—
Consumer and other	—	—	—	—	—	—
	390	390	—	538	538	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Commercial	—	—	—	91	91	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	390	390	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	—	—	—	5	5	—
Consumer and other	—	—	—	—	—	—
	$390	$390	$—	$538	$538	$—
The balance of impaired loans at June 30, 2020 and December 31, 2019 was composed of one and six different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$67	$2	$906	$—	$77	$2	$946	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	394	3	40	6	399	3	67	6
Home equity	—	—	30	2	5	—	34	2
Commercial	—	5	598	—	1	10	616	—
Consumer and other	—	—	—	—	—	—	—	—
	461	10	1,574	8	482	15	1,663	8
With an allowance recorded:
Commercial	—	—	11	—	—	—	6	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	93	—	—	—	52	—
Consumer and other	—	—	—	—	—	—	—	—
	—	—	104	—	—	—	58	—
Total:
Commercial	67	2	917	—	77	2	952	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	394	3	40	6	399	3	67	6
Home equity	—	—	30	2	5	—	34	2
Commercial	—	5	691	—	1	10	668	—
Consumer and other	—	—	—	—	—	—	—	—
	$461	$10	$1,678	$8	$482	$15	$1,721	$8

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$619,726	$—	$619,726
Real estate:
Construction, land and
land development	—	—	—	—	302,911	—	302,911
1-4 family residential
first mortgages	15	—	—	15	56,146	390	56,551
Home equity	—	—	—	—	10,288	—	10,288
Commercial	—	—	—	—	1,212,145	—	1,212,145
Consumer and other	—	—	—	—	6,060	—	6,060
Total	$15	$—	$—	$15	$2,207,276	$390	$2,207,681

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$430,953	$91	$431,044
Real estate:
Construction, land and
land development	—	—	—	—	264,193	—	264,193
1-4 family residential
first mortgages	76	—	—	76	53,988	411	54,475
Home equity	—	—	—	—	12,349	31	12,380
Commercial	—	152	—	152	1,174,867	5	1,175,024
Consumer and other	—	—	—	—	6,787	—	6,787
Total	$76	$152	$—	$228	$1,943,137	$538	$1,943,903

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$615,796	$992	$2,938	$—	$619,726
Real estate:
Construction, land and land development	302,851	60	—	—	302,911
1-4 family residential first mortgages	55,557	356	638	—	56,551
Home equity	10,130	158	—	—	10,288
Commercial	1,184,429	26,819	897	—	1,212,145
Consumer and other	6,060	—	—	—	6,060
Total	$2,174,823	$28,385	$4,473	$—	$2,207,681

	December 31, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$410,070	$18,680	$2,294	$—	$431,044
Real estate:
Construction, land and land development	264,132	61	—	—	264,193
1-4 family residential first mortgages	52,168	1,841	466	—	54,475
Home equity	12,349	—	31	—	12,380
Commercial	1,146,472	28,475	77	—	1,175,024
Consumer and other	6,787	—	—	—	6,787
Total	$1,891,978	$49,057	$2,868	$—	$1,943,903

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

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual bankers initiate changes as appropriate for ratings 1 through 5, and changes for ratings 6 through 9 are initiated via communications with management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of loans included on the Watch List.

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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,131	$2,595	$247	$127	$11,154	$78	$18,332
Charge-offs	—	—	—	—	—	—	—
Recoveries	21	—	1	1	3	5	31
Provision (1)	166	705	83	—	2,048	(2)	3,000
Ending balance	$4,318	$3,300	$331	$128	$13,205	$81	$21,363

	Three Months Ended June 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,528	$2,597	$236	$162	$10,129	$85	$16,737
Charge-offs	(55)	—	—	—	—	—	(55)
Recoveries	38	—	6	3	2	6	55
Provision (1)	221	(311)	(20)	(26)	144	(8)	—
Ending balance	$3,732	$2,286	$222	$139	$10,275	$83	$16,737

	Six Months Ended June 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	44	—	71	2	6	6	129
Provision (1)	399	925	44	—	2,634	(2)	4,000
Ending balance	$4,318	$3,300	$331	$128	$13,205	$81	$21,363

	Six Months Ended June 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(55)	—	—	—	—	—	(55)
Recoveries	59	—	9	23	6	6	103
Provision (1)	220	(98)	(37)	(55)	(32)	2	—
Ending balance	$3,732	$2,286	$222	$139	$10,275	$83	$16,737
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2020 and December 31, 2019.

	June 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,318	3,300	331	128	13,205	81	21,363
Total	$4,318	$3,300	$331	$128	$13,205	$81	$21,363

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,875	2,375	216	127	10,565	77	17,235
Total	$3,875	$2,375	$216	$127	$10,565	$77	$17,235

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2020 and December 31, 2019.

	June 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$390	$—	$—	$—	$390
Collectively evaluated for impairment	619,726	302,911	56,161	10,288	1,212,145	6,060	2,207,291
Total	$619,726	$302,911	$56,551	$10,288	$1,212,145	$6,060	$2,207,681

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$411	$31	$5	$—	$538
Collectively evaluated for impairment	430,953	264,193	54,064	12,349	1,175,019	6,787	1,943,365
Total	$431,044	$264,193	$54,475	$12,380	$1,175,024	$6,787	$1,943,903

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

Interest Rate Swaps Designated as a Cash Flow Hedge: As of both June 30, 2020 and December 31, 2019, the Company had interest rate swaps designated as cash flow hedges with a total notional amount of $335,000. As of June 30, 2020, the Company had swaps with a total notional amount of $150,000 that hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits, and a forward starting swap with a total notional amount of $25,000, which will hedge the interest payments of rolling one-month funding consisting of FHLB advances or brokered deposits, with a starting date of September 2020. Also as of June 30, 2020, the Company had swaps with a total notional amount of $50,000 that effectively convert variable-rate FHLB advances and junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

Derivatives Not Designated as Accounting Hedges: To accommodate customer needs, the Company on occasion offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating-rate loan and a fixed-rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed-rate swap with a swap counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a swap counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert variable-rate loans to fixed-rate loans. The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2020 and December 31, 2019.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Floating Rate	Weighted Average Fixed Rate	Weighted Average Maturity - Years
Cash flow hedges:
June 30, 2020
Interest rate swaps	$310,000	$(27,401)	Other Liabilities	0.54%	2.25%	5.2
Forward-starting interest rate swaps(1)	25,000	(1,130)	Other Liabilities	—	1.63%	3.2

December 31, 2019
Interest rate swaps	$215,000	$(5,786)	Other Liabilities	1.84%	2.26%	5.5
Interest rate swaps	70,000	403	Other Assets	2.62%	2.37%	5.2
Forward-starting interest rate swaps(1)	50,000	(343)	Other Liabilities	—	1.74%	6.1

Non-hedging derivatives:
June 30, 2020
Interest rate swaps - counterparty	$32,296	$1,022	Other Assets	2.75%	3.36%	9.8
Interest rate swaps - loan customer	32,296	(1,022)	Other Liabilities	2.75%	3.36%	9.8
(1)The fixed rate for forward-starting swaps represents the fixed rate to be paid beginning on the scheduled start dates of the swaps. No interest payments were required related to these swaps in 2019 or 2020.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2020 and 2019.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Gain (Loss)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Category	2020	2019
Interest rate swaps	$(24,168)	$(7,170)	Interest Expense	$(1,394)	$204
The Company estimates there will be approximately $5,290 reclassified from accumulated other comprehensive income (AOCI) to interest expense through the 12 months ending June 30, 2021 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2020 and December 31, 2019, the Company pledged $29,990 and $6,570, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$5,341	$4,309
Net unrealized losses on interest rate swaps	7,133	1,441
Lease liabilities	2,100	2,275
Accrued expenses	238	297
Restricted stock unit compensation	458	832
State net operating loss carryforward	1,159	1,114
Capital loss carryforward	3	3
Other	42	53
	16,474	10,324
Deferred tax liabilities:
Right-of-use assets	2,043	2,218
Net deferred loan fees and costs	242	218
Net unrealized gains on securities available for sale	1,824	352
Premises and equipment	841	839
Other	240	219
	5,190	3,846
Net deferred tax assets before valuation allowance	11,284	6,478
Valuation allowance	(1,162)	(1,117)
Net deferred tax assets	$10,122	$5,361

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

On March 27, 2020, the President signed the CARES Act into law. The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on the Company’s income taxes.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	4,361	(18,126)	(13,765)
Amounts reclassified from accumulated other comprehensive income	56	1,044	1,100
Net current period other comprehensive income (loss)	4,417	(17,082)	(12,665)
Balance, June 30, 2020	$5,474	$(21,400)	$(15,926)

Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	8,975	(5,378)	3,597
Amounts reclassified from accumulated other comprehensive income	49	(155)	(106)
Net current period other comprehensive income (loss)	9,024	(5,533)	3,491
Balance, June 30, 2019	$901	$(4,224)	$(3,323)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following approximate amounts as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Commitments to extend credit	$725,152	$672,117
Standby letters of credit	15,450	8,029
	$740,602	$680,146

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $53,493 and $63,409 at June 30, 2020 and December 31, 2019, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,785 and $2,042 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2020.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$55,548	$—	$55,548	$—
Collateralized mortgage obligations	167,139	—	167,139	—
Mortgage-backed securities	53,269	—	53,269	—
Asset-backed securities	15,297	—	15,297	—
Collateralized loan obligations	50,464	—	50,464	—
Corporate notes and other investments	300	—	300	—
Derivative instruments, interest rate swaps	1,022	—	1,022	—

Financial liabilities:
Derivative instruments, interest rate swaps	$29,553	$—	$29,553	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$47,178	$—	$47,178	$—
Collateralized mortgage obligations	181,921	—	181,921	—
Mortgage-backed securities	73,030	—	73,030	—
Asset-backed securities	17,600	—	17,600	—
Collateralized loan obligations	64,832	—	64,832	—
Corporate notes and other investments	14,017	—	14,017	—
Derivative instruments, interest rate swaps	403	—	403	—

Financial liabilities:
Derivative instrument, interest rate swap	$6,129	$—	$6,129	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of both June 30, 2020 and December 31, 2019, there were no impaired loans that had a fair value adjustment. Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2020 and December 31, 2019.

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Financial assets:
Cash and due from banks	Level 1	$54,175	$54,175	$37,808	$37,808
Federal funds sold	Level 1	62,494	62,494	15,482	15,482
Investment securities available for sale	Level 2	342,017	342,017	398,578	398,578
Federal Home Loan Bank stock	Level 1	12,307	12,307	12,491	12,491
Loans, net	Level 2	2,178,325	2,254,417	1,924,428	1,941,208
Accrued interest receivable	Level 1	8,467	8,467	7,134	7,134
Interest rate swaps	Level 2	1,022	1,022	403	403
Financial liabilities:
Deposits	Level 2	$2,255,709	$2,256,958	$2,014,756	$2,015,427
Federal funds purchased	Level 1	5,755	5,755	2,660	2,660
Subordinated notes, net	Level 2	20,445	13,477	20,438	18,568
Federal Home Loan Bank advances, net	Level 2	179,869	179,869	179,365	179,365
Long-term debt	Level 2	22,867	22,862	22,925	22,910
Accrued interest payable	Level 1	1,359	1,359	2,070	2,070
Interest rate swaps	Level 2	29,553	29,553	6,129	6,129
Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	—	—	—	—
Standby letters of credit	Level 3	—	—	—	—

10. Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and continues to adversely affect, economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places, businesses and schools. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 - 1.25 percent. This range was further reduced to 0.0 - 0.25 percent on March 16, 2020. On March 27, 2020, the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, and the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. These measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on an FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results.

The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis and efficiency ratio on an adjusted and FTE basis to their most directly comparable measures under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$20,747	$16,038	$39,211	$31,927
Tax-equivalent adjustment (1)	194	200	372	472
Net interest income on an FTE basis (non-GAAP)	20,941	16,238	39,583	32,399
Average interest-earning assets	2,572,211	2,224,024	2,496,354	2,206,394
Net interest margin on an FTE basis (non-GAAP)	3.27%	2.93%	3.19%	2.96%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$20,941	$16,238	$39,583	$32,399
Noninterest income	1,775	1,999	4,295	4,118
Adjustment for realized investment securities (gains) losses, net	69	(23)	75	65
Adjustment for (gain) loss on sale of fixed assets	—	—	2	(307)
Adjusted income	22,785	18,214	43,955	36,275
Noninterest expense	9,417	9,750	19,080	19,294
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	41.33%	53.53%	43.41%	53.19%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and six months ended June 30, 2020 are compared to the results for the same periods in 2019, and the consolidated financial condition of the Company as of June 30, 2020 is compared to December 31, 2019. The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

SIGNIFICANT DEVELOPMENTS

Impact of COVID-19

The COVID-19 pandemic in the United States, and efforts to contain it, have had a complex and significant adverse impact on the economy, the banking industry and the Company. The impact on future fiscal periods is subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Iowa and Minnesota, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In Iowa and Minnesota, schools closed for the remainder of the school year, most retail establishments, including restaurants and entertainment venues, were ordered to close for varying lengths of time, and non-critical healthcare services were significantly curtailed. Since the initial shut down in March 2020, phased reopening plans began in mid-May subject to public health reopening guidelines and limitations on capacity. During this time, the Bank remained open because banks had been identified as essential services. The Bank continued to serve its customers through its drive-ups and Video Teller Machines and inside its branch offices by appointment only. Our full service branch lobbies have since reopened to walk-in customer activity.

Both states in our market areas have experienced an increase in unemployment levels as a result of the curtailment of business activities since March, rising from an average of 3.1 percent in Iowa in February 2020 to an average of 9.7 percent in May 2020, according to the Iowa Workforce Development, and from an average of 3.6 percent in Minnesota in February 2020 to 8.5 percent in June 2020, according to the Minnesota Department of Employment and Economic Development.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 4 of the financial statements for additional disclosure of TDRs.

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 4 of the financial statements for additional disclosure of TDRs.

West Bancorporation, Inc.
Management's Discussion and Analysis

•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act ("CRA") for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•We have been actively working with loan customers to evaluate prudent loan modification terms. We have completed COVID-19 related loan modifications on outstanding loan balances of approximately $553,300 as of June 30, 2020. These modifications primarily include a delay of principal and/or interest payments for two to six months. Modifications were made on approximately $45,400 of commercial construction loans, $131,100 of hotel real estate loans, $87,100 of multifamily real estate loans, $66,300 of warehouse real estate loans, $164,100 of other real estate loans and $59,300 of commercial operating loans.
•We are a participating lender in the PPP. We have originated over 900 PPP loans with outstanding balances of $223,425 as of June 30, 2020. PPP loans totaling $223,327 have a term of two years and earn interest at 1 percent with no payments due for the first six months. PPP loans totaling $98 have a term of five years and earn interest at 1 percent with no payments due for the first twelve months. We expect PPP borrowers will be actively filing for forgiveness with the SBA during the remainder of 2020.

•From mid-March through the end of June 2020, we limited all branch activity to drive-up and appointment only services. We have been promoting our digital banking options through our website, and customers have been encouraged to utilize our online and mobile banking services. Our customer service and retail banking departments have remained fully staffed and available to assist customers through our various digital channels. As we have reopened our lobbies for customer activity, we have implemented various social distancing and cleaning protocols recommended by governmental health departments to ensure the health and safety of our employees and customers. We continue to pay all employees according to their normal work schedule, even if their workload has been altered. No employees have been furloughed or laid off as a result of COVID-19.

•We have successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of our teams and continuity of our business processes. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. No material operational or internal control challenges or risks have been identified to date.
Liquidity and Capital Strength. We maintain access to multiple sources of liquidity and continually review our sources of liquidity in preparation for any unforeseen funding needs due to COVID-19. The Company has funding available from the FHLB, along with access to federal funds lines with various correspondent banks and access to the brokered certificate of deposit market. In addition, the Company has borrowing capacity at the Federal Reserve discount window and has access to the Paycheck Protection Program Liquidity Facility established by the Federal Reserve. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of wholesale funding, which could have an adverse effect on the Company's net interest margin.

The Company's capital ratios continue to exceed the highest required regulatory benchmark levels. We have, in recent years, raised our quarterly dividend in the second quarter of each year. However, due to the uncertainty facing our economy, our Board of Directors kept the dividend at the prior level of $0.21 per share for the dividend paid in the second quarter of 2020 and will keep the dividend at the same level of $0.21 per share for the dividend to be paid in the third quarter of 2020. Our Board of Directors will evaluate the dividend on a quarterly basis based on the effects the COVID-19 pandemic has on the Company and its customers.

Exposure to Stressed Industries. Certain industries are widely expected to be particularly impacted by shutdowns, quarantines and social distancing in response to COVID-19 and efforts to contain it. Those industries include travel, hospitality and entertainment, retail, healthcare services, energy and manufacturing. At June 30, 2020, West Bank's commercial real estate and commercial operating loan exposure to the hotel industry was approximately $161,400, to the retail industry was approximately $93,200, and to the restaurant industry was approximately $24,300. Collectively, at June 30, 2020, those exposures made up approximately 12.7 percent of the total loan portfolio. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on our clients, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
SUMMARY

Net income for the three months ended June 30, 2020 was $7,969, or $0.48 per diluted common share, compared to $6,658, or $0.41 per diluted common share, for the three months ended June 30, 2019. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2020 were 1.19 percent and 15.68 percent, respectively, compared to 1.14 percent and 13.49 percent, respectively, for the three months ended June 30, 2019.

The increase in net income for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses.

Net interest income for the three months ended June 30, 2020 grew $4,709 compared to the three months ended June 30, 2019. The increase in net interest income was primarily due to the decrease in interest expense on deposits. During the three months ended June 30, 2020 interest expense on deposits decreased $4,319 compared to the three months ended June 30, 2019, primarily due to the Federal Reserve's reductions in the targeted federal funds rate that occurred in March 2020. In response to the economic conditions and reduction in market rates, West Bank significantly lowered its rates in March 2020 in almost all deposit categories. Also contributing to the increase in net interest income was a $379,377 increase in average loans for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The Company recorded a provision for loan losses of $3,000 during the three months ended June 30, 2020, compared to no provision for loan losses for the three months ended June 30, 2019 due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic.

Noninterest income decreased $224 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to realized investment securities losses in the three months ended June 30, 2020 compared to realized gains in the three months ended June 30, 2019. Noninterest expense decreased $333 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in salaries and employee benefits and a decrease in data processing expense.

Net income for the six months ended June 30, 2020 was $16,058, or $0.97 per diluted common share, compared to $13,557, or $0.83 per diluted common share, for the six months ended June 30, 2019. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2020 were 1.23 percent and 15.61 percent, respectively, compared to 1.18 percent and 13.98 percent, respectively, for the first six months of 2019.

The increase in net income for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in net interest income and noninterest income, partially offset by an increase in the provision for loan losses.

Net interest income for the six months ended June 30, 2020 grew $7,284, or 22.8 percent, compared to the six months ended June 30, 2019. The impact of increases in the average balance of total interest-earning assets and declines in the rates paid on interest-bearing liabilities exceeded the effect of declines in rates earned on interest-earning assets and increases in the average balance of total interest-bearing liabilities. Average interest-earning assets for the first six months of 2020 were $289,960 higher than the average interest-earning assets for the first six months of 2019. Average interest-bearing liabilities for the six months ended June 30, 2020 were $189,789 higher than the average interest-bearing liabilities for the six months ended June 30, 2019. The Federal Reserve's action to reduce the targeted federal funds rate by a total of 75 basis points in the second half of 2019 and by an additional 150 basis points in March 2020 resulted in decreases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities for the first six months of 2020 compared to the first six months of 2019. The Company recorded a $4,000 provision for loan losses for the six months ended June 30, 2020, compared to no provision for loan losses for the six months ended June 30, 2019. The provision recorded in 2020 was due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and growth in the loan portfolio.

Noninterest income increased $177 during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to loan swap fees earned on back-to-back interest rate swaps. For additional information on these derivatives, refer to Note 5 of the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Total loans outstanding increased $258,025, or 13.3 percent, during the first six months of 2020. Loan growth included $223,435 of PPP loans originated in the second quarter of 2020. The credit quality of the loan portfolio remained strong, as evidenced by the Company's Texas ratio, which was 0.17 percent as of June 30, 2020. We expect the COVID-19 pandemic to have an adverse effect on our loan pipeline and the credit quality of our loan portfolio during the remainder of 2020. Disruption to our customers could result in increased loan delinquencies and defaults and a decline in local loan demand. The duration of the COVID-19 pandemic will have a significant impact on the future credit quality of our loan portfolio. It is not possible to project the impact with any precision at this time. As of June 30, 2020, the allowance for loan losses was 0.97 percent of outstanding loans, compared to 0.89 percent as of December 31, 2019. At June 30, 2020, the allowance for loan losses was 1.08 percent of outstanding loans excluding PPP loans, which are 100 percent guaranteed by the SBA. Management believed the allowance for loan losses at June 30, 2020 was adequate to absorb any losses inherent in the loan portfolio as of that date.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group was revised in the first quarter of 2020 after evaluating financial institutions that we believe better reflect our business, particularly in terms of market capitalization, asset size and loan portfolio composition. The peer group for 2020 consists of 21 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp, Inc., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mackinac Financial Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. Our goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(3)
	As of and for the six months ended June 30, 2020	As of and for the three months ended March 31, 2020	As of and for the three months ended March 31, 2020
Return on average equity	15.61%	15.54%	-1.53% - 13.04%
Efficiency ratio(1) (2)	43.41%	45.64%	50.13% - 74.01%
Texas ratio(2)	0.17%	0.22%	1.77% - 15.78%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on July 22, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend is payable on August 19, 2020, to stockholders of record on August 5, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2020 compared with the same periods in 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Net income	$7,969	$6,658	$1,311	19.69%	$16,058	$13,557	$2,501	18.45%
Average assets	2,700,720	2,332,190	368,530	15.80%	2,616,175	2,312,602	303,573	13.13%
Average stockholders' equity	204,387	197,880	6,507	3.29%	206,896	195,518	11,378	5.82%

Return on average assets	1.19%	1.14%	0.05%		1.23%	1.18%	0.05%
Return on average equity	15.68%	13.49%	2.19%		15.61%	13.98%	1.63%
Net interest margin (1)	3.27%	2.93%	0.34%		3.19%	2.96%	0.23%
Efficiency ratio (1) (2)	41.33%	53.53%	(12.20)%		43.41%	53.19%	(9.78)%
Dividend payout ratio	43.40%	51.67%	(8.27)%		42.96%	49.41%	(6.45)%
Average equity to average assets ratio	7.57%	8.48%	(0.91)%		7.91%	8.45%	(0.54)%

					As of June 30,
					2020	2019	Change
Texas ratio (2)					0.17%	0.72%	(0.55)%
Equity to assets ratio					7.62%	8.55%	(0.93)%
Tangible common equity ratio					7.62%	8.55%	(0.93)%
(1) Amounts are presented on an FTE basis. These are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.

Definitions of ratios:
•Return on average assets - annualized net income divided by average assets.
•Return on average equity - annualized net income divided by average stockholders' equity.
•Net interest margin - annualized tax-equivalent net interest income divided by average interest-earning assets.
•Efficiency ratio - noninterest expense (excluding other real estate owned expense and write-down of premises) divided by noninterest income (excluding net securities gains (losses) and gains/losses on disposition of premises and equipment) plus tax-equivalent net interest income.
•Dividend payout ratio - dividends paid to common stockholders divided by net income.
•Average equity to average assets ratio - average equity divided by average assets.
•Texas ratio - total nonperforming assets divided by tangible common equity plus the allowance for loan losses.
•Equity to assets ratio - equity divided by assets.
•Tangible common equity ratio - common equity less intangible assets (none held) divided by tangible assets.

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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2020	2019	Change	Change- %	2020	2019	Change	Change- %	2020	2019	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$582,605	$384,491	$198,114	51.53%	$5,362	$4,923	$439	8.92%	3.70%	5.14%	(1.44)%
Real estate (3)	1,559,152	1,377,528	181,624	13.18%	17,022	16,198	824	5.09%	4.39%	4.72%	(0.33)%
Consumer and other	6,215	6,576	(361)	(5.49)%	66	82	(16)	(19.51)%	4.29%	4.96%	(0.67)%
Total loans	2,147,972	1,768,595	379,377	21.45%	22,450	21,203	1,247	5.88%	4.20%	4.81%	(0.61)%

Investment securities:
Taxable	329,780	370,274	(40,494)	(10.94)%	1,994	2,632	(638)	(24.24)%	2.42%	2.84%	(0.42)%
Tax-exempt (3)	45,488	65,976	(20,488)	(31.05)%	395	590	(195)	(33.05)%	3.46%	3.58%	(0.12)%
Total investment securities	375,268	436,250	(60,982)	(13.98)%	2,389	3,222	(833)	(25.85)%	2.55%	2.95%	(0.40)%

Federal funds sold	48,971	19,179	29,792	155.34%	12	110	(98)	(89.09)%	0.10%	2.30%	(2.20)%
Total interest-earning assets (3)	$2,572,211	$2,224,024	$348,187	15.66%	24,851	24,535	316	1.29%	3.89%	4.42%	(0.53)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,453,322	$1,316,525	$136,797	10.39%	1,317	5,218	(3,901)	(74.76)%	0.36%	1.59%	(1.23)%
Time deposits	237,951	262,177	(24,226)	(9.24)%	1,034	1,452	(418)	(28.79)%	1.75%	2.22%	(0.47)%
Total deposits	1,691,273	1,578,702	112,571	7.13%	2,351	6,670	(4,319)	(64.75)%	0.56%	1.69%	(1.13)%
Other borrowed funds	229,847	164,525	65,322	39.70%	1,559	1,627	(68)	(4.18)%	2.73%	3.97%	(1.24)%
Total interest-bearing
liabilities	$1,921,120	$1,743,227	$177,893	10.20%	3,910	8,297	(4,387)	(52.87)%	0.82%	1.91%	(1.09)%

Tax-equivalent net interest income (FTE) (4)					$20,941	$16,238	$4,703	28.96%
Net interest spread (FTE)									3.07%	2.51%	0.56%
Net interest margin (FTE) (4)									3.27%	2.93%	0.34%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2020	2019	Change	Change- %	2020	2019	Change	Change- %	2020	2019	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$508,963	$374,433	$134,530	35.93%	$10,378	$9,540	$838	8.78%	4.10%	5.14%	(1.04)%
Real estate (3)	1,541,142	1,370,845	170,297	12.42%	34,350	31,982	2,368	7.40%	4.48%	4.70%	(0.22)%
Consumer and other	6,547	6,506	41	0.63%	146	159	(13)	(8.18)%	4.50%	4.92%	(0.42)%
Total loans	2,056,652	1,751,784	304,868	17.40%	44,874	41,681	3,193	7.66%	4.39%	4.80%	(0.41)%

Investment securities:
Taxable	341,866	345,720	(3,854)	(1.11)%	4,377	4,960	(583)	(11.75)%	2.56%	2.87%	(0.31)%
Tax-exempt (3)	43,413	91,223	(47,810)	(52.41)%	757	1,609	(852)	(52.95)%	3.49%	3.53%	(0.04)%
Total investment securities	385,279	436,943	(51,664)	(11.82)%	5,134	6,569	(1,435)	(21.85)%	2.67%	3.01%	(0.34)%

Federal funds sold	54,423	17,667	36,756	208.05%	241	208	33	15.87%	0.89%	2.37%	(1.48)%
Total interest-earning assets (3)	$2,496,354	$2,206,394	$289,960	13.14%	50,249	48,458	1,791	3.70%	4.05%	4.43%	(0.38)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,433,888	$1,318,526	$115,362	8.75%	4,953	10,245	(5,292)	(51.65)%	0.69%	1.57%	(0.88)%
Time deposits	249,615	231,055	18,560	8.03%	2,444	2,389	55	2.30%	1.97%	2.09%	(0.12)%
Total deposits	1,683,503	1,549,581	133,922	8.64%	7,397	12,634	(5,237)	(41.45)%	0.88%	1.64%	(0.76)%
Other borrowed funds	231,167	175,300	55,867	31.87%	3,269	3,425	(156)	(4.55)%	2.84%	3.94%	(1.10)%
Total interest-bearing
liabilities	$1,914,670	$1,724,881	$189,789	11.00%	10,666	16,059	(5,393)	(33.58)%	1.12%	1.88%	(0.76)%

Net interest income (FTE) (4)					$39,583	$32,399	$7,184	22.17%
Net interest spread (FTE)									2.93%	2.55%	0.38%
Net interest margin (FTE) (4)									3.19%	2.96%	0.23%
(1)Average loan balances include nonaccrual loans. Interest income recognized on nonaccrual loans has been included.
(2)Interest income on loans includes amortization of loan fees and costs and prepayment penalties collected, which are not material.
(3)Tax-exempt income has been adjusted to a tax-equivalent basis using a federal income tax rate of 21 percent and is adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.
(4)Net interest income (FTE) and net interest margin (FTE) are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds rate by a total of 75 basis points in the second half of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted the comparability of net interest income between 2019 and 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2020 increased by 34 and 23 basis points, respectively, compared to the three and six months ended June 30, 2019. The primary driver of the increase in the net interest margin was a decrease in interest rates paid on deposits and other borrowed funds, partially offset by a decrease in yield on loans and investments. Tax-equivalent net interest income for the three and six months ended June 30, 2020 increased $4,703 and $7,184, respectively, compared to the same time periods in 2019. The increase in net interest income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was largely due to a decrease in rates paid on deposits and an increase in average outstanding loans, partially offset by an increase in interest-bearing liabilities and a decrease in yield on loans and investments. Management expects the decrease in the targeted federal funds rate in March 2020 to result in both lower rates paid on deposits and lower yields on loans for the remainder of 2020 compared to 2019.

Tax-equivalent interest income on loans increased $1,247 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, tax-equivalent interest income on loans increased $3,193, compared to the same period in 2019. The improvement for both time periods was primarily due to the increase in average loan balances outstanding. Average loan balances for the three and six months ended June 30, 2020 included $174,774 and $87,387, respectively, of PPP loans. Interest income recognized on PPP loans was $1,073 for the three and six months ended June 30, 2020, resulting in a yield of 2.47 percent, which includes amortization of origination fees paid by the SBA. While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans as can be seen in the significant decline in yield on commercial loans.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. We anticipate that our interest income will be adversely affected in future periods as a result of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio, the duration of PPP loans and the effects of lower interest rates.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to an increase in average balances of money market and interest bearing demand accounts. The average rate paid on interest-bearing demand, savings and money market deposits for the three and six months ended June 30, 2020 decreased 123 and 88 basis points, respectively, compared to the three and six months ended June 30, 2019. The average rate paid on time deposits decreased 47 and 12 basis points for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The decreases were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate in March 2020. The COVID-19 pandemic could result in lower levels of deposits in future periods, which could decrease our average interest-bearing deposits for the remainder of 2020.

The average balance of other borrowed funds increased $65,322 and $55,867, respectively, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to an increase in FHLB advances. The rate paid on borrowed funds declined 124 and 110 basis points, respectively, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to the maturity of a long-term, high-rate FHLB advance in December 2019 and the reduction of market rates in the second half of 2019 and the first quarter of 2020 on short-term and variable-rate borrowings. The impact of the COVID-19 pandemic and possible decreases in interest-bearing deposits could result in an increase in borrowed funds in 2020, which we generally expect to be at lower interest rates in comparison to 2019.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses was $3,000 and $4,000 for the three and six months ended June 30, 2020, compared to no provision for loan losses for the three and six months ended June 30, 2019. The increased provision for the three and six months ended June 30, 2020, compared to the same time periods in 2019, was due to uncertainty in the economy as a result of the COVID-19 pandemic and growth in the loan portfolio. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

Factors considered in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. In response to COVID-19, the Company has increased its monitoring efforts of certain segments of the loan portfolio that management believes are under increased stress in the current economic conditions, including hotel and entertainment exposures. Ongoing communication with customers regarding revenue and cash flow expectations are used to monitor risks and identify potential new stresses on the loan portfolio. West Bank has not experienced a significant increase in past due or classified loans since the pandemic began in March 2020. However, as loan deferral periods expire, further deterioration in credit quality may be identified and loan defaults could increase.

The quarterly evaluation of the allowance focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of service industries and state and county governments.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2020 and 2019 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Balance at beginning of period	$18,332	$16,737	$1,595	$17,235	$16,689	$546
Charge-offs	—	(55)	55	(1)	(55)	54
Recoveries	31	55	(24)	129	103	26
Net recoveries	31	—	31	128	48	80
Provision for loan losses charged to operations	3,000	—	3,000	4,000	—	4,000
Balance at end of period	$21,363	$16,737	$4,626	$21,363	$16,737	$4,626

Average loans outstanding	$2,147,972	$1,768,595		$2,056,652	$1,751,784

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	0.00%		0.02%	0.01%

Ratio of allowance for loan losses to average loans outstanding	0.99%	0.95%		1.04%	0.96%

Ratio of allowance for loan losses to total loans at end of period	0.97%	0.93%		0.97%	0.93%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans	1.08%	0.93%		1.08%	0.93%

In March 2020, the strength of the U.S. economy deteriorated as a result of the COVID-19 pandemic. While job growth averaged approximately 232,000 per month for the first two months of 2020, approximately 22 million jobs were lost in March and April 2020. Additionally, the national unemployment rate increased from 4.4 percent as of March 31, 2020 to 11.1 percent as of June 30, 2020. Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. We believe that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.

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

	Three Months Ended June 30,
Noninterest income:	2020	2019	Change	Change %
Service charges on deposit accounts	$531	$600	$(69)	(11.50)%
Debit card usage fees	391	434	(43)	(9.91)%
Trust services	461	481	(20)	(4.16)%
Increase in cash value of bank-owned life insurance	136	162	(26)	(16.05)%
Loan swap fees	3	—	3	N/A
Realized investment securities gains (losses), net	(69)	23	(92)	(400.00)%
Other income:
All other income	322	299	23	7.69%
Total other income	322	299	23	7.69%
Total noninterest income	$1,775	$1,999	$(224)	(11.21)%

	Six Months Ended June 30,
Noninterest income:	2020	2019	Change	Change %
Service charges on deposit accounts	$1,134	$1,211	$(77)	(6.36)%
Debit card usage fees	773	809	(36)	(4.45)%
Trust services	924	964	(40)	(4.15)%
Increase in cash value of bank-owned life insurance	294	314	(20)	(6.37)%
Loan swap fees	589	—	589	N/A
Realized investment securities losses, net	(75)	(65)	(10)	(15.38)%
Other income:
Gain on sale of premises	—	307	(307)	(100.00)%
All other income	656	578	78	13.49%
Total other income	656	885	(229)	(25.88)%
Total noninterest income	$4,295	$4,118	$177	4.30%

The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program and are largely dependent on the timing and volume of customer activity. The back-to-back swap program began in the first quarter of 2020, resulting in loan swap fees for the three and six months ended June 30, 2020 and none in the 2019 periods.

The gain on sale of premises in the first six months of 2019 was the result of the sale of the Iowa City branch facility after the Company consolidated the Iowa City and Coralville branches.

Service charges on deposit accounts and debit card usage fees decreased for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019, primarily as a result of the reduction in retail customer account and payment activity and nonsufficient fund fees during the COVID-19 pandemic economic shutdown in 2020. Other income increased for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019, primarily due to an increase in mortgage loan fees as a result of higher volumes of mortgage origination and refinancing activity.

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

	Three Months Ended June 30,
Noninterest expense:	2020	2019	Change	Change %
Salaries and employee benefits	$5,318	$5,424	$(106)	(1.95)%
Occupancy	1,349	1,344	5	0.37%
Data processing	596	716	(120)	(16.76)%
FDIC insurance	292	185	107	57.84%
Professional fees	200	209	(9)	(4.31)%
Director fees	194	258	(64)	(24.81)%
Other expenses:
Marketing	44	55	(11)	(20.00)%
Business development	137	268	(131)	(48.88)%
Insurance expense	110	96	14	14.58%
Charitable contributions	45	45	—	—%
Postage and courier	83	69	14	20.29%
Subscriptions	143	94	49	52.13%
Trust	103	114	(11)	(9.65)%
Consulting fees	89	69	20	28.99%
Low income housing projects amortization	102	120	(18)	(15.00)%
New markets tax credit project amortization and management fees	229	229	—	—%
All other	383	455	(72)	(15.82)%
Total other	1,468	1,614	(146)	(9.05)%
Total noninterest expense	$9,417	$9,750	$(333)	(3.42)%

	Six Months Ended June 30,
Noninterest expense:	2020	2019	Change	Change %
Salaries and employee benefits	$10,602	$10,884	$(282)	(2.59)%
Occupancy	2,709	2,577	132	5.12%
Data processing	1,268	1,396	(128)	(9.17)%
FDIC insurance	529	404	125	30.94%
Professional fees	439	443	(4)	(0.90)%
Director fees	428	509	(81)	(15.91)%
Other expenses:
Marketing	88	102	(14)	(13.73)%
Business development	404	536	(132)	(24.63)%
Insurance expense	214	189	25	13.23%
Charitable contributions	90	90	—	—%
Postage and courier	168	142	26	18.31%
Subscriptions	268	185	83	44.86%
Trust	220	211	9	4.27%
Consulting fees	166	131	35	26.72%
Low income housing projects amortization	205	191	14	7.33%
New markets tax credit project amortization and management fees	459	459	—	—%
All other	823	845	(22)	(2.60)%
Total other	3,105	3,081	24	0.78%
Total noninterest expense	$19,080	$19,294	$(214)	(1.11)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits decreased for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019, primarily due to a decrease in expenses related to restricted stock units and insurance benefits. The Company has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the COVID-19 pandemic. Occupancy expense increased for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019, because of the incurrence of a full six months of expenses related to the expansion into the cities of Owatonna, Mankato and St. Cloud, Minnesota, which occurred toward the end of the first quarter of 2019. FDIC insurance expense increased during the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019 due to the increase in the Company's average assets and assessment rate. Business development expense decreased for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019, primarily due to the limitations placed on business development activities during the COVID-19 shutdown and social distancing guidelines.

Income Tax Expense

The Company recorded income tax expense of $2,136 (21.1 percent of pre-tax income) and $4,368 (21.4 percent of pre-tax income) for the three and six months ended June 30, 2020, compared with $1,629 (19.7 percent of pre-tax income) and $3,194 (19.1 percent of pre-tax income) for the three and six months ended June 30, 2019. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the six months ended June 30, 2020, a tax expense of $116 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. Comparatively, for the six months ended June 30, 2019, a tax benefit of $15 was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first six months of 2020 and 2019 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $620 and $633, respectively.

On March 27, 2020, the President signed the CARES Act into law. The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on the Company’s income taxes.

FINANCIAL CONDITION

The Company had total assets of $2,740,323 as of June 30, 2020, compared to total assets of $2,473,691 as of December 31, 2019. Fluctuations in the balance sheet included increases in loans, deposits and other liabilities, and a decrease in investment securities. A discussion of changes in the balance sheet is provided below.

Investment Securities

The balance of investment securities available for sale declined by $56,561 during the six months ended June 30, 2020. Securities were sold during the first half of 2020 to create liquidity for expected loan growth prior to the COVID-19 pandemic or as part of a reinvestment strategy to reduce our interest rate risk exposure in variable rate bonds. Collateralized loan obligations (CLOs) are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At June 30, 2020, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA.

As of June 30, 2020, approximately 69 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations, mortgage-backed securities and asset-backed securities. Management currently believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $258,025 from $1,941,663 as of December 31, 2019 to $2,199,688 as of June 30, 2020. Changes in the loan portfolio during the first six months of 2020 included increases of $37,121 in commercial real estate loans and $38,718 in construction, land and land development loans, while commercial loans, excluding PPP loans, declined $34,753. As of June 30, 2020, PPP loans outstanding totaled $223,435. The Company continues to focus on business development efforts in all of its markets. We anticipate that loan growth will continue to slow down in the future as a result of COVID-19 and the related economic uncertainties in our market areas.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Credit quality of the Company's loan portfolio remained stable as of June 30, 2020. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 0.17 percent as of June 30, 2020, compared to 0.23 percent as of December 31, 2019. We believe the COVID-19 pandemic may have an adverse affect on the credit quality of our loan portfolio during the remainder of 2020. Disruption to our customers could result in increased loan delinquencies and defaults. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic and efforts to contain it. No credit issues are anticipated with PPP loans as they are 100 percent guaranteed by the SBA.

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

	June 30, 2020	December 31, 2019	Change
Nonaccrual loans	$390	$538	$(148)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	390	538	(148)
Other real estate owned	—	—	—
Total nonperforming assets	$390	$538	$(148)

Nonperforming loans to total loans	0.02%	0.03%	(0.01)%
Nonperforming assets to total assets	0.01%	0.02%	(0.01)%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans as of June 30, 2020 categorized as nonaccrual. There was one TDR loan as of December 31, 2019 with a balance of $4 categorized as nonaccrual.

As of June 30, 2020, West Bank's loan modifications related to COVID-19 totaled $553,300. None of these modifications were considered TDRs, in accordance with the CARES Act and other interpretive guidance provided by the recent bank regulatory interagency statement, and none were considered impaired. For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section and Note 4 to the financial statements.

Deposits

Deposits increased $240,953 during the first six months of 2020. Noninterest-bearing and interest-bearing demand accounts and savings accounts, which include money market accounts, increased a total of $327,939 from December 31, 2019 to June 30, 2020. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. In addition, funds disbursed under the PPP program were deposited into customer deposit accounts and will impact overall deposit fluctuations as customers spend those funds according to the PPP rules. Total time deposits declined $86,986 during the first six months of 2020 primarily due to the maturity of brokered CDs totaling $50,000. In addition, some maturing certificates of deposit are not being renewed in the current low interest rate environment. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic and the low interest rates.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Borrowed Funds

The Company had $185,624 of overnight federal funds purchased and long- and short-term FHLB advances outstanding at June 30, 2020. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase. See "Liquidity and Capital Resources" in this section for further discussion on the Company's borrowing capacity.

Derivatives

At December 31, 2019 and June 30, 2020, the Company had interest rate swap contracts, including forward-starting swaps, associated with borrowed funds and deposits with a total notional amount of $335,000. The fair value of these derivative contracts, which is reported in other liabilities on the balance sheet, declined $22,805 from December 31, 2019 to June 30, 2020 due to the significant decrease in market interest rates. See Note 5 for additional information on the impact of the change in derivative fair values on AOCI.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $116,669 as of June 30, 2020 compared with $53,290 as of December 31, 2019.

The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic. As customers manage their own liquidity needs, we could experience an increase in the utilization of existing lines of credit. In addition, the Bank is a participating lender in the PPP under the CARES Act. The Federal Reserve Bank has established a PPP Liquidity Facility that would provide funding specifically for loans made under the PPP, which would allow us to retain existing sources of liquidity for our traditional operations. PPP loans would be pledged as collateral on any of the Bank's borrowings under the Federal Reserve Bank's PPP Liquidity Facility. The Bank has not utilized the Federal Reserve Bank's PPP Liquidity Facility to date.

As of June 30, 2020, West Bank had additional borrowing capacity available from the FHLB of approximately $361,000, as well as approximately $74,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $23,530 to liquidity for the six months ended June 30, 2020. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2020. Management continually monitors liquidity to look for signs of stress resulting from the COVID-19 pandemic.

The Company's total stockholders' equity declined to $208,687 at June 30, 2020 from $211,820 at December 31, 2019. The decrease was primarily the result of a decrease in accumulated other comprehensive income, which was primarily due to the decline in fair value of derivatives, partially offset by net income less dividends paid. At June 30, 2020, the Company's tangible common equity as a percent of tangible assets was 7.62 percent compared to 8.56 percent as of December 31, 2019.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$265,976	11.67%	$182,358	8.00%	$239,344	10.50%	N/A	N/A
West Bank	273,143	11.99%	182,251	8.00%	239,204	10.50%	$227,813	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	244,613	10.73%	136,768	6.00%	193,755	8.50%	N/A	N/A
West Bank	251,780	11.05%	136,688	6.00%	193,641	8.50%	182,251	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	224,613	9.85%	102,576	4.50%	159,563	7.00%	N/A	N/A
West Bank	251,780	11.05%	102,516	4.50%	159,469	7.00%	148,079	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	244,613	9.07%	107,856	4.00%	107,856	4.00%	N/A	N/A
West Bank	251,780	9.35%	107,749	4.00%	107,749	4.00%	134,687	5.00%

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$252,316	11.40%	$177,013	8.00%	$232,330	10.50%	N/A	N/A
West Bank	259,644	11.74%	176,970	8.00%	232,273	10.50%	$221,212	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,081	10.62%	132,760	6.00%	188,077	8.50%	N/A	N/A
West Bank	242,409	10.96%	132,727	6.00%	188,030	8.50%	176,970	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	215,081	9.72%	99,570	4.50%	154,887	7.00%	N/A	N/A
West Bank	242,409	10.96%	99,546	4.50%	154,849	7.00%	143,788	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	235,081	9.53%	98,693	4.00%	98,693	4.00%	N/A	N/A
West Bank	242,409	9.83%	98,656	4.00%	98,656	4.00%	123,320	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2020, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

Item 1A. Risk Factors
In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and could impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak has led to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread issues for the Company.
The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it could be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, possibly leading to decreased earnings, significant slowdowns in our loan collections or increased loan defaults.
COVID-19 has and may continue to impact businesses’ and consumers’ desire or financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the various industries impacted by COVID-19 and/or are located in areas that had been quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. Prolonged spread of COVID-19 and the related suppression of business activities would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.
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
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
10.1*	Amendment to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2015
10.2*	Amendment to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2016
10.3*	Amendment to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2018
10.4*	Amendment to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective April 1, 2018
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

July 23, 2020	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 23, 2020	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 23, 2020	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)