Form 10-Q/A
period 2020-06-30
WEST BANCORPORATION INC
filed 2020-08-11
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

Yes  ☐                      No  ☒

As of August 10, 2020, there were 16,469,272 shares of common stock, no par value, outstanding.

EXPLANATORY NOTE

This amendment is being filed to furnish Exhibit 101, Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language)), which had been inadvertently omitted from the original filing. For the convenience of the reader, this report on Form 10-Q/A refiles in its entirety our Form 10-Q. Additionally, this filing includes updated CEO and CFO certifications filed as Exhibits 31.1, 31.2, 32.1, 32.2. No other changes have been made to the original filing.

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

West Bancorporation, Inc.
(Registrant)

August 11, 2020	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2020	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

August 11, 2020	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)