Form 10-Q
period 2020-09-30
WEST BANCORPORATION INC
filed 2020-10-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Yes  ☐                      No  ☒

As of October 28, 2020, there were 16,469,272 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$49,445	$37,808
Federal funds sold	16,398	15,482
Cash and cash equivalents	65,843	53,290
Investment securities available for sale, at fair value	374,387	398,578
Federal Home Loan Bank stock, at cost	11,905	12,491
Loans	2,247,425	1,941,663
Allowance for loan losses	(25,403)	(17,235)
Loans, net	2,222,022	1,924,428
Premises and equipment, net	28,099	29,680
Accrued interest receivable	11,071	7,134
Bank-owned life insurance	42,520	34,893
Deferred tax assets, net	10,809	5,361
Other assets	9,227	7,836
Total assets	$2,775,883	$2,473,691

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$619,346	$380,079
Interest-bearing demand	363,430	346,307
Savings	1,130,582	996,836
Time of $250 or more	54,241	81,871
Other time	129,181	209,663
Total deposits	2,296,780	2,014,756
Federal funds purchased	2,350	2,660
Subordinated notes, net	20,448	20,438
Federal Home Loan Bank advances, net	175,000	179,365
Long-term debt	22,213	22,925
Accrued expenses and other liabilities	43,772	21,727
Total liabilities	2,560,563	2,261,871
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,469,272 and 16,379,752 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	28,227	27,260
Retained earnings	198,622	184,821
Accumulated other comprehensive loss	(14,529)	(3,261)
Total stockholders' equity	215,320	211,820
Total liabilities and stockholders' equity	$2,775,883	$2,473,691
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$22,489	$22,203	$67,132	$63,699
Investment securities:
Taxable	1,728	2,445	6,105	7,405
Tax-exempt	378	353	994	1,675
Federal funds sold	15	611	256	819
Total interest income	24,610	25,612	74,487	73,598
Interest expense:
Deposits	1,946	6,771	9,343	19,405
Federal funds purchased	2	17	21	219
Subordinated notes	254	258	762	766
Federal Home Loan Bank advances	1,189	1,300	3,702	3,666
Long-term debt	87	150	316	499
Total interest expense	3,478	8,496	14,144	24,555
Net interest income	21,132	17,116	60,343	49,043
Provision for loan losses	4,000	300	8,000	300
Net interest income after provision for loan losses	17,132	16,816	52,343	48,743
Noninterest income:
Service charges on deposit accounts	609	630	1,743	1,841
Debit card usage fees	432	426	1,205	1,235
Trust services	553	572	1,477	1,536
Increase in cash value of bank-owned life insurance	133	168	427	482
Loan swap fees	983	—	1,572	—
Realized investment securities gains (losses), net	156	1	81	(64)
Other income	337	361	993	1,246
Total noninterest income	3,203	2,158	7,498	6,276
Noninterest expense:
Salaries and employee benefits	5,412	5,440	16,014	16,324
Occupancy	1,383	1,379	4,092	3,956
Data processing	614	695	1,882	2,091
FDIC insurance	351	—	880	404
Professional fees	230	204	669	647
Director fees	236	233	664	742
Other expenses	1,833	1,585	4,938	4,666
Total noninterest expense	10,059	9,536	29,139	28,830
Income before income taxes	10,276	9,438	30,702	26,189
Income taxes	2,176	1,912	6,544	5,106
Net income	$8,100	$7,526	$24,158	$21,083

Basic earnings per common share	$0.49	$0.46	$1.47	$1.29
Diluted earnings per common share	$0.49	$0.46	$1.46	$1.28
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$8,100	$7,526	$24,158	$21,083
Other comprehensive income (loss):
Unrealized gains on investment securities:
Unrealized holding gains arising during the period	357	1,706	6,171	13,673
Plus: reclassification adjustment for net (gains) losses realized in net income	(156)	(1)	(81)	64
Income tax expense	(50)	(426)	(1,522)	(3,434)
Other comprehensive income on investment securities	151	1,279	4,568	10,303
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	256	(5,187)	(23,912)	(12,357)
Plus: reclassification adjustment for net (gains) losses on derivatives realized in net income	1,405	(100)	2,768	(351)
Plus: reclassification adjustment for amortization of derivative termination costs	—	24	31	71
Income tax (expense) benefit	(415)	1,315	5,277	3,156
Other comprehensive income (loss) on derivatives	1,246	(3,948)	(15,836)	(9,481)
Total other comprehensive income (loss)	1,397	(2,669)	(11,268)	822
Comprehensive income	$9,497	$4,857	$12,890	$21,905

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2020	$—	16,469,272	$3,000	$27,632	$193,981	$(15,926)	$208,687
Net income	—	—	—	—	8,100	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	1,397	1,397
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,459)	—	(3,459)
Stock-based compensation costs	—	—	—	595	—	—	595
Balance, September 30, 2020	$—	16,469,272	$3,000	$28,227	$198,622	$(14,529)	$215,320

	Three Months Ended September 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2019	$—	16,379,752	$3,000	$25,691	$176,567	$(3,323)	$201,935
Net income	—	—	—	—	7,526	—	7,526
Other comprehensive loss, net of tax	—	—	—	—	—	(2,669)	(2,669)
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,439)	—	(3,439)
Stock-based compensation costs	—	—	—	784	—	—	784
Balance, September 30, 2019	$—	16,379,752	$3,000	$26,475	$180,654	$(5,992)	$204,137

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	24,158	—	24,158
Other comprehensive loss, net of tax	—	—	—	—	—	(11,268)	(11,268)
Cash dividends declared, $0.63 per common share	—	—	—	—	(10,357)		(10,357)
Stock-based compensation costs	—	—	—	1,716	—	—	1,716
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, September 30, 2020	$—	16,469,272	$3,000	$28,227	$198,622	$(14,529)	$215,320

	Nine Months Ended September 30, 2019
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	21,083	—	21,083
Other comprehensive income, net of tax	—	—	—	—	—	822	822
Cash dividends declared, $0.62 per common share	—	—	—	—	(10,138)	—	(10,138)
Stock-based compensation costs	—	—	—	2,208	—	—	2,208
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, September 30, 2019	$—	16,379,752	$3,000	$26,475	$180,654	$(5,992)	$204,137

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$24,158	$21,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,000	300
Net amortization and accretion	1,628	2,895
Investment securities (gains) losses, net	(81)	64
Stock-based compensation	1,716	2,208
Increase in cash value of bank-owned life insurance	(427)	(482)
Gain on sale of premises	—	(307)
Depreciation	1,131	1,060
(Benefit) provision for deferred income taxes	(1,693)	155
Change in assets and liabilities:
Increase in accrued interest receivable	(3,937)	(364)
Increase in other assets	(231)	(932)
Increase in accrued expenses and other liabilities	798	1,623
Net cash provided by operating activities	31,062	27,303
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	133,212	156,437
Proceeds from maturities and calls of securities available for sale	54,736	33,477
Purchases of securities available for sale	(158,540)	(134,548)
Purchases of Federal Home Loan Bank stock	(9,334)	(23,378)
Proceeds from redemption of Federal Home Loan Bank stock	9,920	23,730
Net increase in loans	(305,594)	(114,847)
Purchase of bank-owned life insurance	(7,200)	—
Proceeds from sale of premises	—	604
Purchases of premises and equipment	(605)	(708)
Net cash used in investing activities	(283,405)	(59,233)
Cash Flows from Financing Activities:
Net increase in deposits	282,024	130,278
Net decrease in federal funds purchased	(310)	(16,450)
Net increase (decrease) in Federal Home Loan Bank advances	(5,000)	15,000
Principal payments on long-term debt	(712)	(4,086)
Common stock dividends paid	(10,357)	(10,138)
Restricted stock units withheld for payroll taxes	(749)	(861)
Net cash provided by financing activities	264,896	113,743
Net increase in cash and cash equivalents	12,553	81,813
Cash and Cash Equivalents:
Beginning	53,290	47,474
Ending	$65,843	$129,287

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$15,034	$23,726
Income taxes	7,590	3,280

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liability and right-of-use asset	$—	$10,435
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2020 and December 31, 2019, net income, comprehensive income and changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The amendments in this update are effective for public business entities beginning after December 15, 2020. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$8,100	$7,526	$24,158	$21,083

Weighted average common shares outstanding	16,470	16,380	16,439	16,352
Weighted average effect of restricted stock units outstanding	54	86	59	79
Diluted weighted average common shares outstanding	16,524	16,466	16,498	16,431

Basic earnings per common share	$0.49	$0.46	$1.47	$1.29
Diluted earnings per common share	$0.49	$0.46	$1.46	$1.28
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	243	160	251	183

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of investment securities, by investment security type as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$106,200	$2,482	$(492)	$108,190
Collateralized mortgage obligations (1)	132,859	6,058	—	138,917
Mortgage-backed securities (1)	74,710	730	(24)	75,416
Collateralized loan obligations	52,820	65	(1,321)	51,564
Corporate notes and other investments	300	—	—	300
	$366,889	$9,335	$(1,837)	$374,387

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$45,442	$1,736	$—	$47,178
Collateralized mortgage obligations (1)	180,899	1,651	(629)	181,921
Mortgage-backed securities (1)	73,038	225	(233)	73,030
Asset-backed securities (2)	17,551	66	(17)	17,600
Collateralized loan obligations	64,939	21	(128)	64,832
Corporate notes and other investments	15,300	—	(1,283)	14,017
	$397,169	$3,699	$(2,290)	$398,578
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

Investment securities with an amortized cost of approximately $165,424 and $148,257 as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The amortized cost and fair value of investment securities available for sale as of September 30, 2020, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$1,125	$1,130
Due after one year through five years	20,205	19,829
Due after five years through ten years	41,999	41,127
Due after ten years	95,991	97,968
	159,320	160,054
Collateralized mortgage obligations and mortgage-backed securities	207,569	214,333
	$366,889	$374,387

The details of the sales of investment securities available for sale for the three and nine months ended September 30, 2020 and 2019 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$54,631	$11,095	$133,212	$156,437
Gross gains on sales	318	37	1,773	868
Gross losses on sales	162	36	1,692	932

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$30,977	$(492)	$—	$—	$30,977	$(492)
Mortgage-backed securities	14,432	(24)	—	—	14,432	(24)
Collateralized loan obligations	31,907	(907)	14,581	(414)	46,488	(1,321)
	$77,316	$(1,423)	$14,581	$(414)	$91,897	$(1,837)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
Collateralized mortgage obligations	$54,521	$(335)	$35,546	$(294)	$90,067	$(629)
Mortgage-backed securities	45,132	(174)	4,687	(59)	49,819	(233)
Asset-backed securities	3,641	(4)	7,075	(13)	10,716	(17)
Collateralized loan obligations	42,823	(128)	—	—	42,823	(128)
Corporate notes and other investments	4,499	(501)	9,518	(782)	14,017	(1,283)
	$150,616	$(1,142)	$56,826	$(1,148)	$207,442	$(2,290)

As of September 30, 2020, securities available for sale with unrealized losses included 11 state and political subdivision securities, one mortgage-backed security and eight collateralized loan obligation securities. Collateralized loan obligations are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2020, the Company only owned collateralized loan obligations that were AAA or AA rated. The Company believed the unrealized losses on securities available for sale as of September 30, 2020 were due to market conditions rather than reduced estimated cash flows. At September 30, 2020, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of September 30, 2020.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Commercial	$641,873	$431,044
Real estate:
Construction, land and land development	307,328	264,193
1-4 family residential first mortgages	59,043	54,475
Home equity	10,566	12,380
Commercial	1,230,335	1,175,024
Consumer and other	6,051	6,787
	2,255,196	1,943,903
Net unamortized fees and costs	(7,771)	(2,240)
	$2,247,425	$1,941,663

Included in commercial loans at September 30, 2020, were $224,489 of loans originated in the Paycheck Protection Program (PPP), which was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $990,000 and $910,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2020 and December 31, 2019, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The CARES Act also provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the termination of the COVID-19 national emergency. On March 22, 2020, April 7, 2020 and August 3, 2020, federal banking regulators in consultation with FASB issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

At September 30, 2020, COVID-19-related loan modifications totaled approximately $434,361. The initial modifications primarily included a delay of principal and/or interest payments for up to six months. Additional modifications, including payment deferrals for up to an additional six months, have been made for one hotel company totaling $7,364 and one movie theater company totaling $16,195 as of September 30, 2020. Additional modifications are expected to be made for approximately $67,000 of loans in the hotel industry in mid-November 2020, at the end of the term for the initial modifications. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

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

TDR loans totaled $0 and $4 as of September 30, 2020 and December 31, 2019, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2020 and 2019. No TDR loans that were modified within the twelve months preceding September 30, 2020 and 2019 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more. As noted above, COVID-19 related loan modifications are not reported as TDRs.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$91	$91	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	383	383	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	15,915	15,915	—	5	5	—
Consumer and other	—	—	—	—	—	—
	16,298	16,298	—	538	538	—
With an allowance recorded:
Commercial	1,474	1,474	210	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,474	1,474	210	—	—	—
Total:
Commercial	1,474	1,474	210	91	91	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	383	383	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	15,915	15,915	—	5	5	—
Consumer and other	—	—	—	—	—	—
	$17,772	$17,772	$210	$538	$538	$—
The balance of impaired loans at September 30, 2020 and December 31, 2019 was composed of three and six different borrowers, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$546	$39	$54	$2	$796	$39
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	386	1	16	—	395	4	52	6
Home equity	—	—	35	—	3	—	34	2
Commercial	3,979	4	305	22	1,592	14	495	22
Consumer and other	—	—	—	—	—	—	—	—
	4,365	5	902	61	2,044	20	1,377	69
With an allowance recorded:
Commercial	369	—	—	—	148	—	9	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	45	6	—	—	76	6
Consumer and other	—	—	—	—	—	—	—	—
	369	—	45	6	148	—	85	6
Total:
Commercial	369	—	546	39	202	2	805	39
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	386	1	16	—	395	4	52	6
Home equity	—	—	35	—	3	—	34	2
Commercial	3,979	4	350	28	1,592	14	571	28
Consumer and other	—	—	—	—	—	—	—	—
	$4,734	$5	$947	$67	$2,192	$20	$1,462	$75

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1,700	$—	$—	$1,700	$638,699	$1,474	$641,873
Real estate:
Construction, land and
land development	—	—	—	—	307,328	—	307,328
1-4 family residential
first mortgages	92	—	—	92	58,568	383	59,043
Home equity	—	—	—	—	10,566	—	10,566
Commercial	—	—	—	—	1,214,420	15,915	1,230,335
Consumer and other	—	—	—	—	6,051	—	6,051
Total	$1,792	$—	$—	$1,792	$2,235,632	$17,772	$2,255,196

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$430,953	$91	$431,044
Real estate:
Construction, land and
land development	—	—	—	—	264,193	—	264,193
1-4 family residential
first mortgages	76	—	—	76	53,988	411	54,475
Home equity	—	—	—	—	12,349	31	12,380
Commercial	—	152	—	152	1,174,867	5	1,175,024
Consumer and other	—	—	—	—	6,787	—	6,787
Total	$76	$152	$—	$228	$1,943,137	$538	$1,943,903

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$638,425	$569	$2,879	$—	$641,873
Real estate:
Construction, land and land development	307,269	59	—	—	307,328
1-4 family residential first mortgages	58,078	335	630	—	59,043
Home equity	10,415	151	—	—	10,566
Commercial	1,188,395	25,136	16,804	—	1,230,335
Consumer and other	6,051	—	—	—	6,051
Total	$2,208,633	$26,250	$20,313	$—	$2,255,196

	December 31, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$410,070	$18,680	$2,294	$—	$431,044
Real estate:
Construction, land and land development	264,132	61	—	—	264,193
1-4 family residential first mortgages	52,168	1,841	466	—	54,475
Home equity	12,349	—	31	—	12,380
Commercial	1,146,472	28,475	77	—	1,175,024
Consumer and other	6,787	—	—	—	6,787
Total	$1,891,978	$49,057	$2,868	$—	$1,943,903

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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,318	$3,300	$331	$128	$13,205	$81	$21,363
Charge-offs	—	—	—	—	—	—	—
Recoveries	35	—	—	1	4	—	40
Provision (1)	491	124	29	(2)	3,358	—	4,000
Ending balance	$4,844	$3,424	$360	$127	$16,567	$81	$25,403

	Three Months Ended September 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,732	$2,286	$222	$139	$10,275	$83	$16,737
Charge-offs	(199)	—	—	—	—	—	(199)
Recoveries	168	—	5	27	3	1	204
Provision (1)	12	81	(8)	(19)	233	1	300
Ending balance	$3,713	$2,367	$219	$147	$10,511	$85	$17,042

	Nine Months Ended September 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	79	—	71	3	10	6	169
Provision (1)	890	1,049	73	(2)	5,992	(2)	8,000
Ending balance	$4,844	$3,424	$360	$127	$16,567	$81	$25,403

	Nine Months Ended September 30, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(254)	—	—	—	—	—	(254)
Recoveries	227	—	14	50	9	7	307
Provision (1)	232	(17)	(45)	(74)	201	3	300
Ending balance	$3,713	$2,367	$219	$147	$10,511	$85	$17,042
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2020 and December 31, 2019.

	September 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$210	$—	$—	$—	$—	$—	$210
Collectively evaluated for impairment	4,634	3,424	360	127	16,567	81	25,193
Total	$4,844	$3,424	$360	$127	$16,567	$81	$25,403

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,875	2,375	216	127	10,565	77	17,235
Total	$3,875	$2,375	$216	$127	$10,565	$77	$17,235

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2020 and December 31, 2019.

	September 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$1,474	$—	$383	$—	$15,915	$—	$17,772
Collectively evaluated for impairment	640,399	307,328	58,660	10,566	1,214,420	6,051	2,237,424
Total	$641,873	$307,328	$59,043	$10,566	$1,230,335	$6,051	$2,255,196

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$411	$31	$5	$—	$538
Collectively evaluated for impairment	430,953	264,193	54,064	12,349	1,175,019	6,787	1,943,365
Total	$431,044	$264,193	$54,475	$12,380	$1,175,024	$6,787	$1,943,903

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $305,000 and $335,000 at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company had swaps with a total notional amount of $175,000 that hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits. Also as of September 30, 2020, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposits accounts.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2020 and December 31, 2019.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Floating Rate	Weighted Average Fixed Rate	Weighted Average Maturity - Years
Cash flow hedges:
September 30, 2020
Interest rate swaps	$305,000	$(26,870)	Other Liabilities	0.39%	2.17%	5.3

December 31, 2019
Interest rate swaps	$215,000	$(5,786)	Other Liabilities	1.84%	2.26%	5.5
Interest rate swaps	70,000	403	Other Assets	2.62%	2.37%	5.2
Forward-starting interest rate swaps(1)	50,000	(343)	Other Liabilities	—	1.74%	6.1

Non-hedging derivatives:
September 30, 2020
Interest rate swaps - counterparty	$84,192	$1,562	Other Assets	2.90%	3.47%	10.0
Interest rate swaps - loan customer	84,192	(1,562)	Other Liabilities	2.90%	3.47%	10.0
(1) The fixed rate for forward-starting swaps represents the fixed rate to be paid beginning on the scheduled start dates of the swaps. No interest payments were required related to these swaps in 2019 or 2020.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2020 and 2019.

			Reclassified from AOCI into Income
	Amount of Pre-tax Gain (Loss) Recognized in OCI
				Amount of Gain (Loss)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Category	2020	2019
Interest rate swaps	$(23,912)	$(12,357)	Interest Expense	$(2,799)	$280
The Company estimates there will be approximately $5,436 reclassified from accumulated other comprehensive income (AOCI) to interest expense through the 12 months ending September 30, 2021 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2020 and December 31, 2019, the Company pledged $29,540 and $6,570, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$6,351	$4,309
Net unrealized losses on interest rate swaps	6,718	1,441
Lease liabilities	2,011	2,275
Accrued expenses	238	297
Restricted stock unit compensation	608	832
State net operating loss carryforward	1,178	1,114
Capital loss carryforward	—	3
Other	36	53
	17,140	10,324
Deferred tax liabilities:
Right-of-use assets	1,955	2,218
Net deferred loan fees and costs	264	218
Net unrealized gains on securities available for sale	1,874	352
Premises and equipment	801	839
Other	259	219
	5,153	3,846
Net deferred tax assets before valuation allowance	11,987	6,478
Valuation allowance	(1,178)	(1,117)
Net deferred tax assets	$10,809	$5,361

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The CARES Act, enacted in March 2020, included several significant tax provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on the Company’s income taxes.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	4,628	(17,934)	(13,306)
Amounts reclassified from accumulated other comprehensive income	(60)	2,098	2,038
Net current period other comprehensive income (loss)	4,568	(15,836)	(11,268)
Balance, September 30, 2020	$5,625	$(20,154)	$(14,529)

Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	10,255	(9,268)	987
Amounts reclassified from accumulated other comprehensive income	48	(213)	(165)
Net current period other comprehensive income (loss)	10,303	(9,481)	822
Balance, September 30, 2019	$2,180	$(8,172)	$(5,992)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following approximate amounts as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Commitments to extend credit	$835,179	$672,117
Standby letters of credit	17,804	8,029
	$852,983	$680,146

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $48,417 and $63,409 at September 30, 2020 and December 31, 2019, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,505 and $2,042 as of September 30, 2020 and December 31, 2019, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2020.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$108,190	$—	$108,190	$—
Collateralized mortgage obligations	138,917	—	138,917	—
Mortgage-backed securities	75,416	—	75,416	—
Collateralized loan obligations	51,564	—	51,564	—
Corporate notes and other investments	300	—	300	—
Derivative instruments, interest rate swaps	1,562	—	1,562	—

Financial liabilities:
Derivative instruments, interest rate swaps	$28,432	$—	$28,432	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$47,178	$—	$47,178	$—
Collateralized mortgage obligations	181,921	—	181,921	—
Mortgage-backed securities	73,030	—	73,030	—
Asset-backed securities	17,600	—	17,600	—
Collateralized loan obligations	64,832	—	64,832	—
Corporate notes and other investments	14,017	—	14,017	—
Derivative instruments, interest rate swaps	403	—	403	—

Financial liabilities:
Derivative instrument, interest rate swap	$6,129	$—	$6,129	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2020, impaired loans with a net book value of $1,264 for which a fair value adjustment was recorded were classified as Level 3. As of December 31, 2019, there were no impaired loans that had a fair value adjustment. Impaired loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$49,445	$49,445	$49,445	$—	$—
Federal funds sold	16,398	16,398	16,398	—	—
Investment securities available for sale	374,387	374,387	—	374,387	—
Federal Home Loan Bank stock	11,905	11,905	11,905	—	—
Loans, net	2,222,022	2,297,198	—	2,295,934	1,264
Accrued interest receivable	11,071	11,071	11,071	—	—
Interest rate swaps	1,562	1,562	—	1,562	—
Financial liabilities:
Deposits	$2,296,780	$2,297,650	$—	$2,297,650	$—
Federal funds purchased	2,350	2,350	2,350	—	—
Subordinated notes, net	20,448	16,492	—	16,492	—
Federal Home Loan Bank advances, net	175,000	175,000	—	175,000	—
Long-term debt	22,213	22,210	—	22,210	—
Accrued interest payable	1,180	1,180	1,180	—	—
Interest rate swaps	28,432	28,432	—	28,432	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	December 31, 2019
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,808	$37,808	$37,808	$—	$—
Federal funds sold	15,482	15,482	15,482	—	—
Investment securities available for sale	398,578	398,578	—	398,578	—
Federal Home Loan Bank stock	12,491	12,491	12,491	—	—
Loans, net	1,924,428	1,941,208	—	1,941,208	—
Accrued interest receivable	7,134	7,134	7,134	—	—
Interest rate swaps	403	403	—	403	—
Financial liabilities:
Deposits	$2,014,756	$2,015,427	$—	$2,015,427	$—
Federal funds purchased	2,660	2,660	2,660	—	—
Subordinated notes, net	20,438	18,568	—	18,568	—
Federal Home Loan Bank advances, net	179,365	179,365	—	179,365	—
Long-term debt	22,925	22,910	—	22,910	—
Accrued interest payable	2,070	2,070	2,070	—	—
Interest rate swaps	6,129	6,129	—	6,129	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

10. Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and continues to adversely affect, economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places, businesses and schools. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. Such events have adversely affected business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, have been adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 - 1.25 percent. This range was further reduced to 0.0 - 0.25 percent on March 16, 2020. On March 27, 2020, the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. The extent of the pandemic's effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Iowa and Minnesota markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses and the presentation of the allowance for loan losses ratio, excluding PPP loans. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. These measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on an FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on a fully taxable equivalent basis, efficiency ratio on an adjusted and FTE basis, loans, net of PPP loans and allowance for loan losses ratio, excluding PPP loans to their most directly comparable measures under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$21,132	$17,116	$60,343	$49,043
Tax-equivalent adjustment (1)	144	178	516	650
Net interest income on an FTE basis (non-GAAP)	21,276	17,294	60,859	49,693
Average interest-earning assets	2,639,532	2,334,365	2,544,429	2,249,520
Net interest margin on an FTE basis (non-GAAP)	3.21%	2.94%	3.19%	2.95%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$21,276	$17,294	$60,859	$49,693
Noninterest income	3,203	2,158	7,498	6,276
Adjustment for realized investment securities (gains) losses, net	(156)	(1)	(81)	64
Adjustment for (gain) loss on sale of fixed assets	1	—	3	(307)
Adjusted income	24,324	19,451	68,279	55,726
Noninterest expense	10,059	9,536	29,139	28,830
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	41.35%	49.03%	42.68%	51.74%

			As of September 30,
			2020	2019
Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)			$2,247,425	$1,836,730
Less: PPP loans			(224,489)	—
Loans, net of PPP loans (non-GAAP)			2,022,936	1,836,730
Allowance for loan losses			25,403	17,042
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)			1.26%	0.93%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and nine months ended September 30, 2020 are compared to the results for the same periods in 2019, and the consolidated financial condition of the Company as of September 30, 2020 is compared to December 31, 2019. The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

SIGNIFICANT DEVELOPMENTS - IMPACT OF COVID-19

The COVID-19 pandemic in the United States, and efforts to contain it, have had a complex and significant adverse impact on the economy, the banking industry and the Company. The impact on future fiscal periods is subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Iowa and Minnesota, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In Iowa and Minnesota, schools closed for the remainder of the school year, most retail establishments, including restaurants and entertainment venues, were ordered to close for varying lengths of time, and travel and non-critical healthcare services were significantly curtailed. Since the initial shut down in March 2020, phased reopening plans began in mid-May subject to public health reopening guidelines, including social distancing and limitations on capacity. Schools and colleges have reopened under various in-person, on-line and hybrid learning models. These measures have had a lasting impact on the economies of and customers located in these states. The Bank remained open during the closures as banks had been identified as essential services. Initially, the Bank continued to serve its customers through its drive-ups and Video Teller Machines and inside its branch offices by appointment only. Our full service branch lobbies reopened to walk-in customer activity in June 2020.

Both states in our market areas have experienced an increase in unemployment levels as a result of the curtailment of business activities since March 2020. Unemployment in Iowa rose from an average of 3.1 percent in February 2020 to an average of 4.3 percent in September 2020, and peaked at 10.8 percent in April 2020 according to the Iowa Workforce Development. Unemployment in Minnesota rose from an average of 3.6 percent in February 2020 to 5.4 percent in September 2020, and peaked at 9.4 percent in May 2020, according to the Minnesota Department of Employment and Economic Development.

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

•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. The Bank originated $224,489 in PPP loans as a lender in the program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 4 of the financial statements for additional disclosure of TDRs.

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

•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is authorized up to $600 billion.
•On August 3, 2020, the FFIEC issued a Joint Statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, retail and movie theater industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•We have been actively working with loan customers to evaluate prudent loan modification terms. As of September 30, 2020, approximately $434,361, or 19.3%, of loans were in payment deferral status under COVID-19 related modifications. COVID-19 related modifications primarily involve a delay of principal and/or interest payments for up to six months. As of September 30, 2020, approximately $361,015 of these loans are scheduled to return to regular payment status in October and November of 2020. Additional modifications, including payment deferrals for up to an additional six months, have been made for one hotel company totaling $7,364 and one movie theater company totaling $16,195 as of September 30, 2020. Additional modifications are expected to be made for approximately $67,000 of loans in the hotel industry in mid-November 2020, at the end of the term for the initial modifications.
•We had 925 PPP loans with an aggregate outstanding balance of $224,489 as of September 30, 2020. Borrowers have begun the process of filing for forgiveness with the SBA. When the borrower applies for loan forgiveness, the Bank has 60 days to submit the application to the SBA. The SBA then has 90 days to approve the loan forgiveness. We began receiving forgiveness payments from the SBA in October 2020 and expect the forgiveness process to extend into 2021.

•From mid-March through the end of June 2020, we limited all branch activity to drive-up and appointment only services. We have been promoting our digital banking options through our website, and customers have been encouraged to utilize our online and mobile banking services. Our customer service and retail banking departments have remained fully staffed and available to assist customers through our various digital channels. As we have reopened our lobbies for customer activity, we have implemented various social distancing and cleaning protocols recommended by governmental health departments to protect the health and safety of our employees and customers. We continue to pay all employees according to their normal work schedule, even if their workload has been altered. No employees have been furloughed or laid off as a result of COVID-19.

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
Liquidity and Capital Strength. We maintain access to multiple sources of liquidity and continually review these sources in preparation for any unforeseen funding needs due to COVID-19. The Company has funding available from the FHLB, along with access to federal funds lines with various correspondent banks and access to the brokered certificate of deposit market. In addition, the Company has borrowing capacity at the Federal Reserve discount window and has access to the Paycheck Protection Program Liquidity Facility established by the Federal Reserve. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of wholesale funding, which could have an adverse effect on the Company's net interest margin.

The Company's capital ratios continue to exceed the highest required regulatory benchmark levels. We have, in recent years, raised our quarterly dividend in the second quarter of each year. However, due to the uncertainty facing our economy, our Board of Directors kept the dividend at the prior level of $0.21 per share for the dividend paid in the second and third quarters of 2020 and has decided to keep the dividend at the same level of $0.21 per share for the dividend to be paid in the fourth quarter of 2020. Our Board of Directors will evaluate the dividend on a quarterly basis based on the effects the COVID-19 pandemic has on the Company and its customers.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Exposure to Stressed Industries. Certain industries are widely expected to be particularly impacted by shutdowns, capacity restrictions, quarantines and social distancing in response to COVID-19 and efforts to contain it. Those industries include travel, hospitality and entertainment, retail, healthcare services, energy and manufacturing. At September 30, 2020, West Bank's commercial real estate and commercial operating loan exposure to the hotel, retail, restaurant and movie theater industries was approximately $186,354, $107,418, $21,765 and $16,195 respectively. Collectively, at September 30, 2020, those exposures made up approximately 14.8 percent of the total loan portfolio. Because of the significant uncertainties related to the duration of the COVID-19 pandemic and its potential effects on our customers, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio.

SUMMARY

Net income for the three months ended September 30, 2020 was $8,100, or $0.49 per diluted common share, compared to $7,526, or $0.46 per diluted common share, for the three months ended September 30, 2019. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2020 were 1.16 percent and 15.20 percent, respectively, compared to 1.22 percent and 14.76 percent, respectively, for the three months ended September 30, 2019.

The increase in net income for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses.

Net interest income for the three months ended September 30, 2020 grew $4,016 compared to the three months ended September 30, 2019. The increase in net interest income was primarily due to the decrease in interest expense on deposits. During the three months ended September 30, 2020, interest expense on deposits decreased $5,018 compared to the three months ended September 30, 2019, primarily due to the Federal Reserve's reductions in the targeted federal funds rate that occurred in March 2020. In response to the economic conditions and reduction in market rates, West Bank lowered its rates in March 2020 in almost all deposit categories.

The Company recorded a provision for loan losses of $4,000 during the three months ended September 30, 2020, compared to $300 for the three months ended September 30, 2019, due primarily to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and due to an increase in nonaccrual loans and slow economic recovery in the hotel and entertainment industries.

Noninterest income increased $1,045 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to loan swap fees earned on back-to-back interest rate swaps and increased realized investment securities gains compared to the three months ended September 30, 2019. Noninterest expense increased $523 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in FDIC insurance expense.

Net income for the nine months ended September 30, 2020 was $24,158, or $1.46 per diluted common share, compared to $21,083, or $1.28 per diluted common share, for the nine months ended September 30, 2019. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2020 were 1.21 percent and 15.47 percent, respectively, compared to 1.20 percent and 14.25 percent, respectively, for the first nine months of 2019.

The increase in net income for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in net interest income and noninterest income, partially offset by an increase in the provision for loan losses.

Net interest income for the nine months ended September 30, 2020 grew $11,300, or 23.0 percent, compared to the nine months ended September 30, 2019. The impact of an increase in the average balance of total interest-earning assets and declines in the rates paid on interest-bearing liabilities exceeded the effects of declines in rates earned on interest-earning assets and increases in the average balance of total interest-bearing liabilities. Average interest-earning assets for the first nine months of 2020 were $294,909 higher than the average interest-earning assets for the first nine months of 2019. Average interest-bearing liabilities for the nine months ended September 30, 2020 were $146,698 higher than the average interest-bearing liabilities for the nine months ended September 30, 2019. The Federal Reserve's action to reduce the targeted federal funds rate by 25 basis points in each of August, September and October of 2019 and by an additional 150 basis points in March 2020 resulted in decreases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities for the first nine months of 2020 compared to the first nine months of 2019.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company recorded an $8,000 provision for loan losses for the nine months ended September 30, 2020, compared to $300 for the nine months ended September 30, 2019. The increased provision recorded in 2020 was due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and due to an increase in nonaccrual loans and slow economic recovery in the hotel and entertainment industries.

Noninterest income increased $1,222 during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due primarily to loan swap fees earned on back-to-back interest rate swaps and realized investment securities gains during the nine months ended September 30, 2020, compared to realized investment securities losses during the nine months ended September 30, 2019. For additional information on the loan swaps, refer to Note 5 of the financial statements.

Total loans outstanding increased $305,762, or 15.7 percent, during the first nine months of 2020. Loan growth included $224,489 of PPP loans originated in 2020. We expect the COVID-19 pandemic to have an adverse effect on our loan pipeline and the credit quality of our loan portfolio during the remainder of 2020 and into 2021. Disruption to our customers could result in increased loan delinquencies and defaults and a decline in local loan demand. The duration of the COVID-19 pandemic could have a significant impact on the future credit quality of our loan portfolio, although it is not possible to project the impact with any precision at this time. As of September 30, 2020, the allowance for loan losses was 1.13 percent of outstanding loans, compared to 0.89 percent as of December 31, 2019. At September 30, 2020, the allowance for loan losses was 1.26 percent of outstanding loans excluding $224,489 of PPP loans, which are 100 percent guaranteed by the SBA. Management believed the allowance for loan losses at September 30, 2020 was adequate to absorb any losses inherent in the loan portfolio as of that date.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group was revised in the first quarter of 2020 after evaluating financial institutions that we believe better reflect our business, particularly in terms of market capitalization, asset size and loan portfolio composition. The peer group for 2020 consists of 21 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp, Inc., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mackinac Financial Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(3)
	As of and for the nine months ended September 30, 2020	As of and for the six months ended June 30, 2020	As of and for the six months ended June 30, 2020
Return on average equity	15.47%	15.61%	-1.14% - 12.80%
Efficiency ratio(1) (2)	42.68%	43.41%	47.85% - 71.80%
Texas ratio(2)	7.38%	0.17%	2.67% - 16.15%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on October 28, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share. The dividend is payable on November 25, 2020, to stockholders of record on November 11, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2020 compared with the same periods in 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Net income	$8,100	$7,526	$574	7.63%	$24,158	$21,083	$3,075	14.59%
Average assets	2,766,151	2,448,529	317,622	12.97%	2,666,532	2,358,409	308,123	13.06%
Average stockholders' equity	212,054	202,372	9,682	4.78%	208,628	197,827	10,801	5.46%

Return on average assets	1.16%	1.22%	(0.06)%		1.21%	1.20%	0.01%
Return on average equity	15.20%	14.76%	0.44%		15.47%	14.25%	1.22%
Net interest margin (1)	3.21%	2.94%	0.27%		3.19%	2.95%	0.24%
Efficiency ratio (1) (2)	41.35%	49.03%	(7.68)%		42.68%	51.74%	(9.06)%
Dividend payout ratio	42.70%	45.70%	(3.00)%		42.87%	48.09%	(5.22)%
Average equity to average assets ratio	7.67%	8.27%	(0.60)%		7.82%	8.39%	(0.57)%

					As of September 30,
					2020	2019	Change
Texas ratio (2)					7.38%	0.24%	7.14%
Equity to assets ratio					7.76%	8.31%	(0.55)%
Tangible common equity ratio					7.76%	8.31%	(0.55)%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2020	2019	Change	Change- %	2020	2019	Change	Change- %	2020	2019	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$635,577	$396,228	$239,349	60.41%	$5,549	$5,088	$461	9.06%	3.47%	5.09%	(1.62)%
Real estate (3)	1,589,000	1,413,114	175,886	12.45%	16,934	17,129	(195)	(1.14)%	4.24%	4.81%	(0.57)%
Consumer and other	6,031	7,108	(1,077)	(15.15)%	64	87	(23)	(26.44)%	4.19%	4.89%	(0.70)%
Total loans	2,230,608	1,816,450	414,158	22.80%	22,547	22,304	243	1.09%	4.02%	4.87%	(0.85)%

Investment securities:
Taxable	294,545	357,585	(63,040)	(17.63)%	1,728	2,445	(717)	(29.33)%	2.35%	2.74%	(0.39)%
Tax-exempt (3)	57,839	48,532	9,307	19.18%	465	429	36	8.39%	3.22%	3.54%	(0.32)%
Total investment securities	352,384	406,117	(53,733)	(13.23)%	2,193	2,874	(681)	(23.70)%	2.49%	2.83%	(0.34)%

Federal funds sold	56,540	111,798	(55,258)	(49.43)%	15	611	(596)	(97.55)%	0.10%	2.17%	(2.07)%
Total interest-earning assets (3)	$2,639,532	$2,334,365	$305,167	13.07%	24,755	25,789	(1,034)	(4.01)%	3.73%	4.38%	(0.65)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,482,705	$1,347,942	$134,763	10.00%	1,355	5,022	(3,667)	(73.02)%	0.36%	1.48%	(1.12)%
Time deposits	188,828	297,229	(108,401)	(36.47)%	591	1,749	(1,158)	(66.21)%	1.25%	2.33%	(1.08)%
Total deposits	1,671,533	1,645,171	26,362	1.60%	1,946	6,771	(4,825)	(71.26)%	0.46%	1.63%	(1.17)%
Other borrowed funds	225,995	190,501	35,494	18.63%	1,532	1,725	(193)	(11.19)%	2.70%	3.59%	(0.89)%
Total interest-bearing
liabilities	$1,897,528	$1,835,672	$61,856	3.37%	3,478	8,496	(5,018)	(59.06)%	0.73%	1.84%	(1.11)%

Tax-equivalent net interest income (FTE) (4)					$21,277	$17,293	$3,984	23.04%
Net interest spread (FTE)									3.00%	2.54%	0.46%
Net interest margin (FTE) (4)									3.21%	2.94%	0.27%

See footnotes on following page

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2020	2019	Change	Change- %	2020	2019	Change	Change- %	2020	2019	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$551,476	$381,778	$169,698	44.45%	$15,927	$14,628	$1,299	8.88%	3.86%	5.12%	(1.26)%
Real estate (3)	1,557,211	1,385,089	172,122	12.43%	51,284	49,111	2,173	4.42%	4.40%	4.74%	(0.34)%
Consumer and other	6,374	6,709	(335)	(4.99)%	210	246	(36)	(14.63)%	4.40%	4.91%	(0.51)%
Total loans	2,115,061	1,773,576	341,485	19.25%	67,421	63,985	3,436	5.37%	4.26%	4.82%	(0.56)%

Investment securities:
Taxable	325,853	349,719	(23,866)	(6.82)%	6,105	7,405	(1,300)	(17.56)%	2.50%	2.82%	(0.32)%
Tax-exempt (3)	48,381	76,836	(28,455)	(37.03)%	1,221	2,038	(817)	(40.09)%	3.37%	3.54%	(0.17)%
Total investment securities	374,234	426,555	(52,321)	(12.27)%	7,326	9,443	(2,117)	(22.42)%	2.61%	2.95%	(0.34)%

Federal funds sold	55,134	49,389	5,745	11.63%	256	819	(563)	(68.74)%	0.62%	2.22%	(1.60)%
Total interest-earning assets (3)	$2,544,429	$2,249,520	$294,909	13.11%	75,003	74,247	756	1.02%	3.94%	4.41%	(0.47)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,450,279	$1,328,439	$121,840	9.17%	6,308	15,267	(8,959)	(58.68)%	0.58%	1.54%	(0.96)%
Time deposits	229,205	253,355	(24,150)	(9.53)%	3,035	4,138	(1,103)	(26.66)%	1.77%	2.18%	(0.41)%
Total deposits	1,679,484	1,581,794	97,690	6.18%	9,343	19,405	(10,062)	(51.85)%	0.74%	1.64%	(0.90)%
Other borrowed funds	229,431	180,423	49,008	27.16%	4,801	5,150	(349)	(6.78)%	2.80%	3.82%	(1.02)%
Total interest-bearing
liabilities	$1,908,915	$1,762,217	$146,698	8.32%	14,144	24,555	(10,411)	(42.40)%	0.99%	1.86%	(0.87)%

Net interest income (FTE) (4)					$60,859	$49,692	$11,167	22.47%
Net interest spread (FTE)									2.95%	2.55%	0.40%
Net interest margin (FTE) (4)									3.19%	2.95%	0.24%
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

The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds rate by 25 basis points in each of August, September and October of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted the comparability of net interest income between 2019 and 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2020 increased by 27 and 24 basis points, respectively, compared to the three and nine months ended September 30, 2019. The primary driver of the increase in the net interest margin was a decrease in interest rates paid on deposits and other borrowed funds, partially offset by a decrease in yield on loans and investments. Tax-equivalent net interest income for the three and nine months ended September 30, 2020 increased $3,984 and $11,167, respectively, compared to the same time periods in 2019. The increase in net interest income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was largely due to a decrease in rates paid on deposits and borrowed funds and an increase in average outstanding loans, partially offset by an increase in average interest-bearing liabilities and a decrease in yield on loans and investments. Management expects the decrease in the targeted federal funds rate in March 2020 to result in both lower rates paid on deposits and lower yields on loans for the remainder of 2020 and 2021 compared to 2019.

Tax-equivalent interest income on loans increased $243 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, tax-equivalent interest income on loans increased $3,436, compared to the same period in 2019. The improvement for both time periods was primarily due to the increase in average loan balances outstanding, which was significantly offset in part by the overall decline in loan yields. Average loan balances for the three and nine months ended September 30, 2020 included $224,288 and $133,354, respectively, of PPP loans. Interest income recognized on PPP loans was $1,365 and $2,438 for the three and nine months ended September 30, 2020, resulting in a yield of 2.42 and 2.44 percent, respectively. These interest income amounts include amortization of origination fees paid by the SBA. While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans as can be seen in the significant decline in yield on commercial loans.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. We anticipate that our interest income will be adversely affected in future periods as a result of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio and declining credit quality, the duration of PPP loans, the effect of lower interest rates, and an increase in nonaccrual loans.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to an increase in average balances of money market and interest-bearing demand accounts. The average rate paid on interest-bearing demand, savings and money market deposits for the three and nine months ended September 30, 2020 decreased 112 and 96 basis points, respectively, compared to the three and nine months ended September 30, 2019. The average rate paid on time deposits decreased 108 and 41 basis points, respectively, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The decreases were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate in March 2020. The COVID-19 pandemic could result in lower levels of deposits in future periods, which could decrease our average interest-bearing deposits for the remainder of 2020.

The average balance of other borrowed funds increased $35,494 and $49,008, respectively, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to an increase in FHLB advances. The rate paid on borrowed funds declined 89 and 102 basis points, respectively, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, primarily due to the maturity of long-term, high-rate FHLB advances in December 2019 through September 2020 and the reduction of market rates beginning in the second half of 2019 on short-term and variable-rate borrowings. The impact of the COVID-19 pandemic and possible decreases in interest-bearing deposits could result in an increase in borrowed funds in 2020, which we generally expect to be at lower interest rates in comparison to 2019.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses was $4,000 and $8,000 for the three and nine months ended September 30, 2020, compared to $300 for the three and nine months ended September 30, 2019. The increased provision for the three and nine months ended September 30, 2020, compared to the same time periods in 2019, was due to general uncertainty in the economy as a result of the COVID-19 pandemic, growth in the loan portfolio, increase in nonaccrual loans and the slow economic recovery in the hotel and movie theater industries. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the duration of the COVID-19 pandemic.

Factors considered in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. In response to COVID-19, the Company has increased its monitoring efforts of certain segments of the loan portfolio that management believes are under increased stress in the current economic conditions, including hotel and movie theater exposures. Ongoing communication with customers regarding revenue and cash flow expectations are used to monitor risks and stress in the loan portfolio. Customers in the hotel industry are providing monthly updates on occupancy rates. West Bank experienced an increase of $17,382 in nonaccrual loans in the third quarter of 2020. As loan deferral periods expire, future deterioration in credit quality may be identified and loan defaults could increase. Additional loan accommodations are being considered for loans in the hotel industry.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Balance at beginning of period	$21,363	$16,737	$4,626	$17,235	$16,689	$546
Charge-offs	—	(199)	199	(1)	(254)	253
Recoveries	40	204	(164)	169	307	(138)
Net recoveries	40	5	35	168	53	115
Provision for loan losses charged to operations	4,000	300	3,700	8,000	300	7,700
Balance at end of period	$25,403	$17,042	$8,361	$25,403	$17,042	$8,361

Average loans outstanding	$2,230,608	$1,816,450		$2,115,061	$1,773,576

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	0.00%		0.01%	0.01%

Ratio of allowance for loan losses to average loans outstanding	1.14%	0.94%		1.20%	0.96%

Ratio of allowance for loan losses to total loans at end of period	1.13%	0.93%		1.13%	0.93%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans	1.26%	0.93%		1.26%	0.93%

In March 2020, the U.S. economy deteriorated as a result of the COVID-19 pandemic. While job growth averaged approximately 232,000 per month for the first two months of 2020, approximately 22 million jobs were lost in March and April 2020. Additionally, the national unemployment rate has increased from 4.4 percent as of March 31, 2020 to 7.9 percent as of September 30, 2020 and peaked at 14.7 percent in April 2020. Based on current economic and credit quality trend indicators, the Company has increased the economic and credit quality trend factors within the allowance for loan losses evaluation. We believe that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.

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

	Three Months Ended September 30,
Noninterest income:	2020	2019	Change	Change %
Service charges on deposit accounts	$609	$630	$(21)	(3.33)%
Debit card usage fees	432	426	6	1.41%
Trust services	553	572	(19)	(3.32)%
Increase in cash value of bank-owned life insurance	133	168	(35)	(20.83)%
Loan swap fees	983	—	983	N/A
Realized investment securities gains, net	156	1	155	15,500.00%
Other income:
All other income	337	361	(24)	(6.65)%
Total other income	337	361	(24)	(6.65)%
Total noninterest income	$3,203	$2,158	$1,045	48.42%

	Nine Months Ended September 30,
Noninterest income:	2020	2019	Change	Change %
Service charges on deposit accounts	$1,743	$1,841	$(98)	(5.32)%
Debit card usage fees	1,205	1,235	(30)	(2.43)%
Trust services	1,477	1,536	(59)	(3.84)%
Increase in cash value of bank-owned life insurance	427	482	(55)	(11.41)%
Loan swap fees	1,572	—	1,572	N/A
Realized investment securities gains (losses), net	81	(64)	145	226.56%
Other income:
Gain on sale of premises	—	307	(307)	(100.00)%
All other income	993	939	54	5.75%
Total other income	993	1,246	(253)	(20.30)%
Total noninterest income	$7,498	$6,276	$1,222	19.47%

The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program and are largely dependent on the timing and volume of customer activity. The back-to-back swap program began in the first quarter of 2020, resulting in income from loan swap fees for the three and nine months ended September 30, 2020 and none in the 2019 periods.

The gain on sale of premises in the first nine months of 2019 was the result of the sale of the Iowa City branch facility after the Company consolidated the Iowa City and Coralville branches.

Service charges on deposit accounts decreased for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019, primarily as a result of the reduction in nonsufficient fund fees. After excluding gain on sale of premises, other income increased for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019, primarily due to an increase in mortgage loan fees as a result of higher volumes of mortgage origination and refinancing activity.

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

	Three Months Ended September 30,
Noninterest expense:	2020	2019	Change	Change %
Salaries and employee benefits	$5,412	$5,440	$(28)	(0.51)%
Occupancy	1,383	1,379	4	0.29%
Data processing	614	695	(81)	(11.65)%
FDIC insurance	351	—	351	N/A
Professional fees	230	204	26	12.75%
Director fees	236	233	3	1.29%
Other expenses:
Marketing	57	52	5	9.62%
Business development	158	229	(71)	(31.00)%
Insurance expense	110	95	15	15.79%
Charitable contributions	45	45	—	—%
Postage and courier	77	65	12	18.46%
Subscriptions	147	102	45	44.12%
Trust	117	120	(3)	(2.50)%
Consulting fees	67	62	5	8.06%
Low income housing projects amortization	110	120	(10)	(8.33)%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	715	465	250	53.76%
Total other expenses	1,833	1,585	248	15.65%
Total noninterest expense	$10,059	$9,536	$523	5.48%

	Nine Months Ended September 30,
Noninterest expense:	2020	2019	Change	Change %
Salaries and employee benefits	$16,014	$16,324	$(310)	(1.90)%
Occupancy	4,092	3,956	136	3.44%
Data processing	1,882	2,091	(209)	(10.00)%
FDIC insurance	880	404	476	117.82%
Professional fees	669	647	22	3.40%
Director fees	664	742	(78)	(10.51)%
Other expenses:
Marketing	145	154	(9)	(5.84)%
Business development	562	765	(203)	(26.54)%
Insurance expense	324	284	40	14.08%
Charitable contributions	135	135	—	—%
Postage and courier	245	207	38	18.36%
Subscriptions	415	287	128	44.60%
Trust	337	331	6	1.81%
Consulting fees	233	193	40	20.73%
Low income housing projects amortization	315	311	4	1.29%
New markets tax credit project amortization and management fees	689	689	—	—%
All other	1,538	1,310	228	17.40%
Total other expenses	4,938	4,666	272	5.83%
Total noninterest expense	$29,139	$28,830	$309	1.07%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits decreased for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019, primarily due to a decrease in expenses related to restricted stock units and insurance benefits. The Company has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the COVID-19 pandemic. Occupancy expense increased for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019, because of the incurrence of a full nine months of expenses related to the expansion into the cities of Owatonna, Mankato and St. Cloud, Minnesota, which occurred toward the end of the first quarter of 2019. Data processing decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to a new contract signed with West Bank's core data processing provider. FDIC insurance expense increased during the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019 primarily due to the increase in the Company's average assets and assessment rate. Additionally, during the three months ended September 30, 2019 the Company applied approximately $200 of credits to its quarterly assessment, which resulted in no expense for the third quarter of 2019.

Business development expense decreased for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019, primarily due to the limitations placed on business development activities during COVID-19 shutdowns and social distancing guidelines. Other expenses were higher for the three months and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019, due primarily to operational losses as a result of check fraud schemes. West Bank is working to recover approximately $380, but the probability of collection is undeterminable at this time.

Income Tax Expense

The Company recorded income tax expense of $2,176 (21.2 percent of pre-tax income) and $6,544 (21.3 percent of pre-tax income) for the three and nine months ended September 30, 2020, compared with $1,912 (20.3 percent of pre-tax income) and $5,106 (19.5 percent of pre-tax income) for the three and nine months ended September 30, 2019. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the nine months ended September 30, 2020, a tax expense of $116 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. Comparatively, for the nine months ended September 30, 2019, a tax benefit of $15 was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first nine months of 2020 and 2019 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $930 and $949, respectively.

FINANCIAL CONDITION

The Company had total assets of $2,775,883 as of September 30, 2020, compared to total assets of $2,473,691 as of December 31, 2019. Fluctuations in the balance sheet included increases in loans, bank-owned life insurance, deposits and other liabilities, and a decrease in investment securities. A discussion of changes in the balance sheet is provided below.

Investment Securities

The balance of investment securities available for sale declined by $24,191 during the nine months ended September 30, 2020. Securities were sold during the first nine months of 2020 to create liquidity for expected loan growth prior to the COVID-19 pandemic or as part of a reinvestment strategy to improve yield. Collateralized loan obligations (CLOs) are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2020, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As of September 30, 2020, approximately 57 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Loans and Nonperforming Assets

Loans outstanding increased $305,762 from $1,941,663 as of December 31, 2019 to $2,247,425 as of September 30, 2020. Changes in the loan portfolio during the first nine months of 2020 included increases of $55,311 in commercial real estate loans and $43,135 in construction, land and land development loans, while commercial loans, excluding PPP loans, declined $13,660. As of September 30, 2020, PPP loans outstanding totaled $224,489. The Company continues to focus on business development efforts in all of its markets. We anticipate that loan growth will continue to slow down in the future as a result of the duration of COVID-19 and the related economic uncertainties in our market areas.

Nonaccrual loans increased $17,234 from December 31, 2019 to September 30, 2020. The increase in nonaccrual loans was the result of downgrades in the credit quality of two borrowers due to the duration of COVID-19 and related economic stress. These loans were classified as watch or substandard prior to COVID-19 and were further downgraded in September 2020. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 7.38 percent as of September 30, 2020, compared to 0.23 percent as of December 31, 2019. We believe the COVID-19 pandemic may have an adverse affect on the credit quality of our loan portfolio during the remainder of 2020 and into 2021. Further disruption to our customers in the hotel, retail, restaurant and movie theater industries could result in increased loan delinquencies and defaults. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic and efforts to contain it. No credit issues are anticipated with PPP loans at this time, as they are 100 percent guaranteed by the SBA.

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

	September 30, 2020	December 31, 2019	Change
Nonaccrual loans	$17,772	$538	$17,234
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	17,772	538	17,234
Other real estate owned	—	—	—
Total nonperforming assets	$17,772	$538	$17,234

Nonperforming loans to total loans	0.79%	0.03%	0.76%
Nonperforming assets to total assets	0.64%	0.02%	0.62%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans as of September 30, 2020 categorized as nonaccrual. There was one TDR loan as of December 31, 2019 with a balance of $4 categorized as nonaccrual.

As of September 30, 2020, West Bank's loan modifications related to COVID-19 totaled $434,361. None of these modifications were considered TDRs, in accordance with the CARES Act and other interpretive guidance provided by recent bank regulatory interagency statements, and none were considered impaired. For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section and Note 4 to the financial statements.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Bank-Owned Life Insurance

The Company purchased $7,200 of bank-owned life insurance in September 2020. As of September 30, 2020, total bank-owned life insurance was 16.6 percent of the Bank's tier 1 capital.

Deposits

Deposits increased $282,024 during the first nine months of 2020. Noninterest-bearing and interest-bearing demand accounts and savings accounts, which include money market accounts, increased a total of $390,136 from December 31, 2019 to September 30, 2020. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. In addition, funds disbursed under the PPP program were deposited into customer deposit accounts and will impact overall deposit fluctuations as customers spend those funds according to the PPP rules. Total time deposits declined $108,112 during the first nine months of 2020 primarily due to the maturity of brokered CDs totaling $50,000. In addition, some maturing certificates of deposit are not being renewed in the current low interest rate environment. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic and the low interest rates.

Borrowed Funds

The Company had $177,350 of overnight federal funds purchased and short-term FHLB advances outstanding at September 30, 2020. If we were to experience increases in draws on customer lines of credit or decreased deposit levels in future periods as a result of distressed economic conditions in our market areas relating to the COVID-19 pandemic, our level of borrowed funds could increase. See "Liquidity and Capital Resources" in this section for further discussion on the Company's borrowing capacity.

Derivatives

At December 31, 2019 and September 30, 2020, the Company had interest rate swap contracts associated with borrowed funds and deposits with a total notional amount of $335,000 and $305,000, respectively. The fair value of these derivative contracts, which is reported in other liabilities on the balance sheet, declined $21,144 from December 31, 2019 to September 30, 2020 due to the significant decrease in market interest rates. See Note 5 for additional information on the impact of the change in derivative fair values on AOCI.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $65,843 as of September 30, 2020 compared with $53,290 as of December 31, 2019.

The Company believes there could be potential stresses on liquidity management as a direct result of the duration of the COVID-19 pandemic. As customers manage their own liquidity needs, we could experience an increase in the utilization of existing lines of credit. In addition, the Bank participated in the PPP under the CARES Act. The Federal Reserve Bank established a PPP Liquidity Facility that would provide funding specifically for loans made under the PPP, which would allow us to retain existing sources of liquidity for our traditional operations. PPP loans would be pledged as collateral on any of the Bank's borrowings under the PPP Liquidity Facility. The Bank has not utilized the Federal Reserve Bank's PPP Liquidity Facility to date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
As of September 30, 2020, West Bank had additional borrowing capacity available from the FHLB of approximately $367,000, as well as approximately $51,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $31,062 to liquidity for the nine months ended September 30, 2020. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2020. Management continually monitors liquidity to look for signs of stress resulting from the COVID-19 pandemic.

The Company's total stockholders' equity increased to $215,320 at September 30, 2020 from $211,820 at December 31, 2019. The increase was primarily the result of net income less dividends paid, partially offset by the decline in fair value of derivatives. At September 30, 2020, the Company's tangible common equity as a percent of tangible assets was 7.76 percent compared to 8.56 percent as of December 31, 2019.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$275,253	11.47%	$191,911	8.00%	$251,883	10.50%	N/A	N/A
West Bank	281,691	11.75%	191,806	8.00%	251,746	10.50%	$239,758	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	249,849	10.42%	143,933	6.00%	203,905	8.50%	N/A	N/A
West Bank	256,287	10.69%	143,855	6.00%	203,794	8.50%	191,806	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	229,849	9.58%	107,950	4.50%	167,922	7.00%	N/A	N/A
West Bank	256,287	10.69%	107,891	4.50%	167,831	7.00%	155,843	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	249,849	9.06%	110,350	4.00%	110,350	4.00%	N/A	N/A
West Bank	256,287	9.30%	110,241	4.00%	110,241	4.00%	137,801	5.00%

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$252,316	11.40%	$177,013	8.00%	$232,330	10.50%	N/A	N/A
West Bank	259,644	11.74%	176,970	8.00%	232,273	10.50%	$221,212	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,081	10.62%	132,760	6.00%	188,077	8.50%	N/A	N/A
West Bank	242,409	10.96%	132,727	6.00%	188,030	8.50%	176,970	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	215,081	9.72%	99,570	4.50%	154,887	7.00%	N/A	N/A
West Bank	242,409	10.96%	99,546	4.50%	154,849	7.00%	143,788	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	235,081	9.53%	98,693	4.00%	98,693	4.00%	N/A	N/A
West Bank	242,409	9.83%	98,656	4.00%	98,656	4.00%	123,320	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2020, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

b. Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:

The COVID-19 pandemic has had an adverse impact on our economy and the duration and extent of this impact is subject to a high degree of uncertainty.
The spread of COVID-19 has led to a broad economic recession and elevated levels of unemployment, and has adversely impacted certain industries and markets in which our customers operate, particularly the hotel, restaurant, retail and movie theater industries. As of September 30, 2020, West Bank’s aggregate loan exposure to the hotel, restaurant, retail and movie theater industries made up approximately 14.8 percent of the total loan portfolio.
These developments have had, and are expected to continue to have, an adverse impact on the credit quality of our loan portfolio, and potentially the results of operations. As of September 30, 2020, approximately $434.4 million, or 19.3%, of loans were in payment deferral status under COVID-19 related modifications. In addition, during the nine months ended September 30, 2020, nonaccrual loans increased $17.2 million due to the duration of COVID-19 and related economic stress.
The extent of the pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Iowa and Minnesota markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets.
The pandemic has also increased our exposure to related business risks, including the following:
•We have had to modify our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners. The effects of these changes on our business are uncertain and difficult to quantify, but could include decreased efficiency, lower growth and increased risks of fraud.

•Demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio.
•If the economic downturn or high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income.
•The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•As a result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income.
•FDIC premiums could increase if the agency experiences additional resolution costs.
In addition, we depend upon the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.
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

West Bancorporation, Inc.
(Registrant)

October 29, 2020	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 29, 2020	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 29, 2020	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)