Form 10-K
period 2020-12-31
WEST BANCORPORATION INC
filed 2021-03-01
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $277,982,230 (based on the closing price on the Nasdaq Global Select Market on that date of $17.49).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 26, 2021.

16,469,272 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which was filed on March 1, 2021, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary
“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements.  Risks and uncertainties that may affect future results include: the effects of the Coronavirus Disease 2019 (COVID-19) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate (LIBOR), as well as other alternative reference rates; and any other risks described in the “Risk Factors” sections of this report and other reports filed by the Company with the Securities and Exchange Commission (the SEC). The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa. West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2020 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

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

The Company’s financial performance goal is to be in the top quartile of our benchmarking peer group as measured by three key performance metrics. Our benchmarking peer group for 2020 consisted of 21 Midwestern, publicly traded financial institutions. The Company’s three key performance metrics as of and for the year ended December 31, 2020 are as follows:

●	Return on average equity	15.49%
●	Efficiency ratio (1)	41.96%
●	Texas ratio	6.40%
(1) As presented, this is a non-GAAP financial measure. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

West Bancorporation, Inc. and Subsidiary

Based on peer group analysis using data from the nine months ended September 30, 2020, which is the latest available data, the Company’s results for the 2020 fiscal year were better than those of each member of our defined peer group for return on average equity and efficiency ratio. Our Texas ratio was at the 50th percentile of the peer group. We currently believe our 2020 fiscal year results when compared to the peer group’s 2020 fiscal year results, once available, will be similar to these interim results.
The Company continues to grow, as loans outstanding at the end of 2020 totaled $2.28 billion compared to $1.94 billion at the end of 2019, an increase of 17.5 percent. Total loans outstanding at the end of 2020 included $180.76 million of Paycheck Protection Program (PPP) loans. Excluding PPP loans, total loans increased 8.0 percent in 2020. Total deposits grew 34.1 percent at December 31, 2020 from the balances as of December 31, 2019. The growth in deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. We believe the pipeline for new business remains strong, although less so than a year ago, as we continue to focus efforts on sales through strengthening existing relationships and developing new relationships. We are confident in our ability to cultivate quality relationships and deliver excellent service.
The Company declared and paid cash dividends on common stock totaling $0.84 per share in 2020 and declared a $0.22 quarterly dividend on January 27, 2021, payable on February 24, 2021 to stockholders of record on February 10, 2021. This is an increase of $0.01 from the prior quarter and represents a record high quarterly dividend for the Company. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company is strong. At December 31, 2020, the Company’s tangible common equity ratio was 7.02 percent compared to 8.56 percent at December 31, 2019. As of December 31, 2020 and 2019, the Company had no intangible assets or preferred stock outstanding. The decrease in the tangible common equity ratio was primarily due to the unprecedented asset growth of the Company propelled by the impacts of the COVID-19 pandemic and a decrease in accumulated other comprehensive income, which was the result of a decline in the value of interest rate swaps. Additional information on capital and the financial impact of the COVID-19 pandemic can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the following metropolitan areas: Des Moines, Coralville and Iowa City, Iowa, and Rochester, Owatonna, Mankato and St. Cloud, Minnesota. West Bank has eight offices in the Des Moines area, one office in Coralville, Iowa and one office in each of our four Minnesota markets. West Bank has also begun construction of a permanent branch office in Sartell, Minnesota, a suburb of St. Cloud. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans. West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Actions taken in our markets and around the world to help mitigate the spread of COVID-19 have included restrictions on travel, quarantines, stay at home orders and forced closures or operational restrictions placed on various businesses, schools and public venues. Throughout the pandemic, we continue to provide all services to our customers and execute our business strategies.

West Bancorporation, Inc. and Subsidiary

As of December 31, 2020, we conducted banking operations through 13 locations in central and eastern Iowa and southern Minnesota. The economies in our market areas are well diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets. Our geographic markets entered the COVID-19 pandemic from a position of economic strength which has helped sustain much of their local economies through 2020. Our markets are home to major financial services companies, healthcare providers, educational institutions, technology and agribusiness companies, and state and local governments. Our markets host major employers such as Principal Financial Group, Wells Fargo, Mayo Clinic, University of Iowa, University of Iowa Health Care, UnityPoint Health Partners, CentraCare Health Systems and IBM. The unprecedented challenges and uncertainties of the COVID-19 pandemic have created economic stress of varying degrees across these industry sectors.

The markets in which we operate have generally experienced stable population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa with an estimated population of 699,000, while Iowa City and Coralville make up the fourth largest MSA in Iowa with an estimated population of 173,000. Rochester and St. Cloud are the third and fourth largest MSAs in Minnesota with estimated populations of 222,000 and 202,000, respectively. Although the markets in which we operate have been economically stable in recent years, the COVID-19 pandemic significantly impacted all markets in 2020. Both business activity and unemployment rates were impacted due to changes in consumer behavior and restrictions implemented in response to the pandemic. Unemployment rates peaked in 2020 at 11.0 percent and 9.9 percent in Iowa and Minnesota, respectively. As of December 31, 2020, the Iowa and Minnesota unemployment rates were 3.1 percent and 4.4 percent, respectively, which were below the national rate of 6.7 percent.

The market areas served by West Bank are highly competitive with respect to both loans and deposits. West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers, including financial technology (FinTech) companies. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2020, West Bank ranked eighth in the state of Iowa in terms of deposit size. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger, international, national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns. Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank. These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as FinTech companies, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

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

Human Capital Resources

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and the Company's ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies with internal candidates. We invest in education and development programs, including tuition reimbursement for courses and degree programs and fees paid for certifications. As of December 31, 2020, we had 175 employees, of which 162 were full time and 13 were part time. As of December 31, 2020, approximately 57 percent of our current workforce was female and 43 percent was male. Approximately 17 percent of our workforce consisted of ethnically diverse employees as of December 31, 2020.

West Bancorporation, Inc. and Subsidiary

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain talent. The goal of our compensation program is to create superior long-term value for our stockholders by attracting, motivating and retaining outstanding employees who serve our customers while generating financial performance that is consistently better than our peers. Our business model allows us to operate with fewer employees than the typical commercial bank of our size because we emphasize teamwork, sound practices and a focus on business banking. Because we have fewer people, we need to have the right people, and ensure that we offer what we consider to be above average pay in exchange for above average performance. In addition to competitive base wages, additional programs include annual bonus opportunities, Company matched 401(k) and discretionary 401(k) contributions, stock award opportunities, healthcare and insurance benefits, paid time off, family leave and employee assistance programs. Our approach also produces longevity in our workforce. The average tenure of our employees is approximately nine years.

We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having some employees work from home, while implementing additional safety measures for employees continuing critical on-site work. No employees have been furloughed or laid off as a result of COVID-19.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (Regulatory Relief Act) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.
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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and West Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

West Bancorporation, Inc. and Subsidiary

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (CRA) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the discussion of “Risks Related to the COVID-19 Pandemic” in Item 1A. Risk Factors and “Significant Developments - Impact of COVID-19” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for information on the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and PPP and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.
Supervision and Regulation of the Company

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of five percent or more of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

West Bancorporation, Inc. and Subsidiary

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or West Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of West Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2020, we retained our election as a financial holding company, but we have not engaged in any activity and do not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. Control is conclusively presumed to exist upon the acquisition of 25 percent or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10 percent and 24.99 percent ownership.

Company Capital Requirements. The Company has not been required by the Federal Reserve to report consolidated regulatory capital due to an exemption provided by the Federal Reserve’s Small Bank Holding Company Policy Statement applicable to holding companies with less than $3 billion in total assets. The Company crossed the $3 billion threshold in late 2020. However, the federal bank regulatory agencies issued an Interim Final Rule on November 20, 2020, that provided temporary relief for certain community banking organizations as a result of growth in asset size from the COVID-19 response. Under the Interim Final Rule, which in pertinent part applies to financial institutions with less than $3 billion in total assets as of December 31, 2019, the asset growth of such banks in 2020 and 2021 will not trigger consolidated capital reporting requirements until January 1, 2022. Unless the Federal Reserve determines otherwise, we are considered well-capitalized until that date, as long as West Bank is well-capitalized. For capital requirements applicable to West Bank, see “Supervision and Regulation of West Bank —Bank Capital Requirements” below.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. The Company paid regular quarterly dividends in 2020 and expects to continue paying regular quarterly dividends in the future. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

West Bancorporation, Inc. and Subsidiary

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of West Bank

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits. The reserve ratio reached 1.36 percent as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like West Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30 percent in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35 percent for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets.

Bank Capital Requirements. Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and most bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis of 2008-2009, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

West Bancorporation, Inc. and Subsidiary

Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (Basel III Rule). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion (see discussion under “Company Capital Requirements”)) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, West Bank is subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5 percent of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6 percent of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8 percent of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4 percent in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5 percent in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7 percent for Common Equity Tier 1 Capital, 8.5 percent for Tier 1 Capital and 10.5 percent for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

Under the capital regulations of the FDIC, in order to be well‑capitalized, West Bank must maintain:

•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5 percent or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8 percent or more;
•A ratio of Total Capital to total risk-weighted assets of 10 percent or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5 percent or greater.

West Bancorporation, Inc. and Subsidiary

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020: (i) West Bank was not subject to a directive from Iowa Division of Banking or the FDIC to increase its capital and (ii) West Bank was well-capitalized, as defined by FDIC regulations. West Bank is also in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (CBLR) of between 8 and 10 percent. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9 percent. The bank regulatory agencies temporarily lowered the CBLR to 8 percent as a result of the COVID-19 pandemic. West Bank may elect the CBLR framework at any time but has not currently determined to do so.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratio, or LCR, in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—Bank Capital Requirements” above.

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

West Bancorporation, Inc. and Subsidiary

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The federal bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering (AML) compliance, cybersecurity, planning for and implementation of the current expected credit losses (CECL) accounting standard, and CRA performance. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. West Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require West Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact West Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, West Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

West Bancorporation, Inc. and Subsidiary

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had no reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3 percent of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10 percent of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits West Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements. The CRA requires West Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess West Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of West Bank’s effectiveness in meeting its CRA requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

West Bancorporation, Inc. and Subsidiary

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis of 2008-2009, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October 2020.

The CFPB’s rules have not had a significant impact on West Bank’s operations, except for higher compliance costs.

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

Risks Related to Credit Quality

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

West Bancorporation, Inc. and Subsidiary

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2020. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 80 percent and 464 percent, respectively, as of December 31, 2020. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

West Bancorporation, Inc. and Subsidiary

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

Risks Related to Accounting Policies and Estimates

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

The Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Information Security and Business Interruption

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

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber-criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

West Bancorporation, Inc. and Subsidiary

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

West Bancorporation, Inc. and Subsidiary

Other Risks Related to West Bank’s Operations

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

West Bancorporation, Inc. and Subsidiary

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

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and customer needs. There may be increased pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

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

West Bancorporation, Inc. and Subsidiary

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

Risks Related to the COVID-19 Pandemic

The outbreak of COVID-19 has led to an economic recession and had other severe effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

West Bancorporation, Inc. and Subsidiary

The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, and an increase in unemployment. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced, and may introduce in the future, programs designed to soften the impact of COVID-19 on small businesses or provide stimulus checks to individuals, our borrowers may still not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the hotel, retail, restaurant and movie theater industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and our consumer loan portfolios. As COVID-19 cases have surged in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to surges in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including but not limited to:

•the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
•increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
•the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
•the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
•increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
•an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
•increased cyber and payment fraud risk due to increased online and remote activity; and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

West Bancorporation, Inc. and Subsidiary

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding and Congress is in the process of negotiating additional stimulus bills and other actions in response to COVID-19. In addition to implementing the programs contemplated by these acts, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

•requiring banks to focus on business continuity and pandemic planning;
•adding pandemic scenarios to stress testing;
•encouraging bank use of capital conservation buffers and reserves in lending programs;
•permitting certain regulatory reporting extensions;
•reducing margin requirements on swaps;
•permitting certain otherwise prohibited investments in investment funds;
•issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
•providing credit under the CRA for certain pandemic-related loans, investments, and public service.

The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest margin and profitability. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have a business continuity plan and other safeguards in place, there is no assurance that such plan and safeguards will be effective. Further, we rely upon third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included a $349.0 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310.0 billion in funding for PPP loans was authorized and such funds became available for PPP loans beginning on April 27, 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding.

West Bancorporation, Inc. and Subsidiary

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP, or if the borrower fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Risks Related to the Supervision and Regulation of the Banking Industry and Government Policies

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. In addition, political developments, including possible changes in law introduced by the Biden administration or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

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

West Bancorporation, Inc. and Subsidiary

Other Risks Related to the Banking Industry in General

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest information reported by certain banks, which may stop reporting such information after 2021. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

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

We have investment securities available for sale, loans, derivative contracts and subordinated debentures with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR to alternative rates, such as SOFR, could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. In addition, any such transition could: (i) adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally; (ii) prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; (iii) result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and (iv) require the transition to or development of appropriate systems and analytics to effectively transition our risk management process from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

West Bancorporation, Inc. and Subsidiary

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

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through acquisitions. Common shares have been and will be issued through the Company’s 2012 Equity Incentive Plan, the Company’s 2017 Equity Incentive Plan, and, if approved by the Company’s stockholders at the 2021 annual meeting, the Company’s 2021 Equity Incentive Plan, as grants of restricted stock units vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, on acceptable terms. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

The holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2020, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

West Bancorporation, Inc. and Subsidiary

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

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa. West Bank leases its main banking office, along with additional office space for operational departments. West Bank operates 12 branch offices in addition to its main office. Six branch offices in the Des Moines, Iowa, metropolitan area are leased. Three of the branch offices are full-service locations, while the other three are drive-up only, express locations. West Bank also leases three full-service branch offices in Owatonna, Mankato and St. Cloud, Minnesota. West Bank owns three full-service branch offices in Coralville and Waukee, Iowa, and Rochester, Minnesota. We believe each of our facilities is adequate to meet our needs.
In October 2020, West Bank purchased land in Sartell, Minnesota, a suburb of St. Cloud, for the purpose of constructing a full-service office to serve all of the St. Cloud, Minnesota metropolitan area. West Bank will own the land and building for the St. Cloud branch office, and construction is expected to be completed by the end of 2021.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 169 holders of record of the Company’s common stock as of February 19, 2021, and an estimated 3,200 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $22.15 on February 19, 2021.

In the aggregate, cash dividends paid to common stockholders in 2020 and 2019 were $0.84 and $0.83 per common share, respectively. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly. The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, economic factors, including the ultimate impact of the COVID-19 pandemic, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies.

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

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the SNL Midwest Bank Index prepared by S&P Global Market Intelligence. The latter index reflects the performance of bank holding companies operating principally in the Midwest as selected by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2015, in the common stock of the Company, the Nasdaq Composite Index and the SNL Midwest Bank Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance

Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
WTBA
Nasdaq Composite
SNL Midwest Bank

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
West Bancorporation, Inc.	100.00	129.71	136.16	106.84	148.99	116.10
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Midwest Bank	100.00	133.61	143.58	122.61	159.51	136.96
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  SELECTED FINANCIAL DATA
Not applicable.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s financial highlights and key performance measures are presented in the table below.

	As of and for the Years Ended December 31
	2020	2019	2018
Performance Ratios
Return on average assets	1.19%	1.20%	1.31%
Return on average equity	15.49%	14.34%	15.68%
Efficiency ratio (1)(2)	41.96%	50.96%	48.33%
Texas ratio (1)	6.40%	0.23%	0.93%

Dividends and Per Share Data
Cash dividends per common share	$0.84	$0.83	$0.78
Basic earnings per common share	1.99	1.75	1.75
Diluted earnings per common share	1.98	1.74	1.74
Dividend payout ratio	42.23%	47.33%	44.53%
Dividend yield	4.35%	3.24%	4.09%

Operating Results and Year-End Balances
Net income	$32,712	$28,690	$28,508
Total assets	3,185,744	2,473,691	2,296,568
Stockholders’ equity	223,695	211,820	191,023
Average equity to average assets ratio	7.71%	8.38%	8.38%
Definition of ratios:
•Return on average assets - net income divided by average assets.
•Return on average equity - net income divided by average equity.
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
•Dividend yield - dividends per share paid to common stockholders divided by closing year-end stock price.
•Average equity to average assets ratio - average equity divided by average assets.

(1) A lower ratio is better.
(2) As presented, this is a non-GAAP financial measure. For further information, refer to the section "Non-GAAP Financial Measures" of this item

The Company’s 2020 net income was $32,712 compared to $28,690 in 2019. Net income for 2020 was a record for the Company. Basic and diluted earnings per common share for 2020 were $1.99 and $1.98, respectively, compared to $1.75 and 1.74, respectively, in 2019. During 2020, we paid our common stockholders $13,815 ($0.84 per common share) in dividends compared to $13,578 ($0.83 per common share) in 2019. The dividend declared and paid in the first quarter of 2021 was $0.22 per common share compared to $0.21 per common share for the fourth quarter of 2020, and was the highest quarterly dividend ever paid by the Company.

(dollars in thousands, except per share amounts)

Our loan portfolio grew to $2,280,575 as of December 31, 2020, from $1,941,663 as of December 31, 2019. This loan growth included $180,757 of PPP loans as of December 31, 2020. Deposits increased to $2,700,994 as of December 31, 2020, from $2,014,756 as of December 31, 2019. The growth in deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The increase in deposit balances had a direct impact on our asset balances and liquidity position at year end as funds were deployed in loan originations, investment security purchases and federal funds sold. Total assets were $3,185,744 at December 31, 2020, compared to $2,473,691 at December 31, 2019, a 28.8 percent increase. Our balance sheet may decrease and the mix of assets and liabilities may change in 2021. Loans and deposits may decrease as customer behavior adjusts to economic uncertainties created by the duration of the COVID pandemic, reductions in broad-based government relief programs and the efficiency of the rollout of COVID-19 vaccinations.

The Company has a quantitative peer analysis program in place for evaluating its results. The peer group is periodically reviewed, and was revised in the first quarter of 2020 after evaluating financial institutions that we believe better reflect our Company, particularly in terms of market capitalization, asset size, employee headcount and loan portfolio composition. The Company is in the middle of the group in terms of asset size. The group of 21 Midwestern, publicly traded, peer financial institutions against which we compared our performance for 2020 consisted of Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp, First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mackinac Financial Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2020	As of and for the nine months ended September 30, 2020 (2)
Return on average equity	15.49%	-24.14% - 13.74%
Efficiency ratio* (1)	41.96%	45.85% - 70.99%
Texas ratio*	6.40%	2.61% - 16.72%
* A lower ratio is better.
(1)    As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.
(2)    Latest data available.

Our earnings outlook is positive, and we have strong capital resources. We anticipate the Company will be profitable in 2021 at a level that compares with that of our peers. The amount of our future profit is dependent, in large part, on our ability to continue to grow the loan portfolio, the amount of loan losses we incur, fluctuations in market interest rates, the strength of the local and national economy, and the economic recovery from the COVID-19 pandemic.

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2020 are compared to the results for the year ended December 31, 2019 and the consolidated financial condition of the Company as of December 31, 2020 is compared to December 31, 2019. Results of operations for the year ended December 31, 2019 compared to the results for the year ended December 31, 2018 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2019 annual report on Form 10-K filed with the SEC on February 27, 2020.

SIGNIFICANT DEVELOPMENTS - IMPACT OF COVID-19

The COVID-19 pandemic, and efforts to contain it, have had a complex and significant adverse impact on the economy, the banking industry and the Company. The impact on future fiscal periods is subject to a high degree of uncertainty.

(dollars in thousands, except per share amounts)

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Iowa and Minnesota, where individual and government responses to the COVID-19 pandemic led to broad curtailment of economic activity beginning in March 2020. In Iowa and Minnesota, schools closed for the remainder of the school year, most retail establishments, including restaurants and entertainment venues, were ordered to close for varying lengths of time, and travel and non-critical healthcare services were significantly curtailed. Since the initial shut down in March 2020, phased reopening plans began in mid-May subject to public health reopening guidelines, including social distancing and limitations on capacity. Schools and colleges have reopened under various in-person, online and hybrid learning models. Recent increases in COVID-19 transmission has lead to additional targeted closures and restrictions. These measures have had a lasting impact on the economies of and customers located in these states. The Bank remained open during the closures as banks had been identified as essential services. Initially, the Bank continued to serve its customers through its drive-ups and Video Teller Machines and inside its branch offices by appointment only. Our full service branch lobbies reopened to walk-in customer activity in June 2020.

Both states in our market areas experienced increases in unemployment levels in 2020 as a result of the curtailment of business activities. Unemployment in Iowa was 3.1 percent in December 2020, after peaking at 11.0 percent in April 2020, according to the Iowa Workforce Development. Unemployment in Minnesota was 4.4 percent in December 2020, after peaking at 9.9 percent in May 2020, according to the Minnesota Department of Employment and Economic Development.

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

•On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. As of December 31, 2020 the Bank originated $224,489 in PPP loans as a lender in the program in 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that included an additional $284.0 billion in PPP funding.

•In addition, the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriation Act of 2021 (a part of the Consolidated Appropriations Act, 2021), provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K for additional disclosure of TDRs.

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19-related loan modifications as TDRs. See Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K for additional disclosure of TDRs. On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is authorized up to $600 billion.
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

(dollars in thousands, except per share amounts)

•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, retail and movie theater industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

Our Response. We took numerous steps in 2020 in response to the COVID-19 pandemic, including the following:

•We actively worked with loan customers to evaluate prudent loan modification terms. In 2020, West Bank provided loan modification for nearly 300 loans totaling over $550,000. As of December 31, 2020, 35 loans totaling $139,940, or 6.1 percent of total loans, were in payment deferral status under COVID-19-related modifications. The modifications included a deferral of principal and/or interest payments. Expiration of the deferrals range from January 2021 through June 2021. As of December 31, 2020, the modifications are for hotel loans totaling $64,449, movie theater loans totaling $17,863, mixed-use commercial real estate loans totaling $38,177 and other commercial and commercial real estate loans totaling $19,451.
•In 2020, West Bank originated 925 PPP loans totaling $224,489. As of December 31, 2020, total outstanding PPP loans were $180,757. Borrowers are in the process of filing for forgiveness with the SBA. When the borrower applies for loan forgiveness, the Bank has 60 days to submit the application to the SBA. The SBA then has 90 days to approve the loan forgiveness. We expect the forgiveness process to extend into the second quarter of 2021. Additionally, a second round of PPP loans began in January 2021, and the Company is a participating lender in this program. As of February 19, 2021, West Bank has originated 256 loans totaling approximately $43,100 in the second round program.

•From mid-March through the end of June 2020, we limited all branch activity to drive-up and appointment only services. We continue to promote our digital banking options through our website, and encourage customers to utilize our online and mobile banking services. Our customer service and retail banking departments have remained fully staffed and available to assist customers through our various digital channels. As we reopened our lobbies for customer activity, we implemented various social distancing and cleaning protocols recommended by governmental health departments to protect the health and safety of our employees and customers. We have successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of our teams and continuity of our business processes. We continue to pay all employees according to their normal work schedule, even if their workload has been altered. No employees have been furloughed or laid off as a result of COVID-19.

(dollars in thousands, except per share amounts)

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

The Company's capital ratios continue to exceed the highest required regulatory benchmark levels. We have, in recent years, raised our quarterly dividend in the second quarter of each year. However, due to the uncertainty facing our economy, our Board of Directors kept the dividend at the 2019 level of $0.21 per share for all of 2020. In the first quarter of 2021, the Company’s Board of Directors declared a regular quarterly dividend of $0.22 per common share, an increase of $0.01 from the quarterly dividends paid in 2020.

Exposure to Stressed Industries. Certain industries have been particularly impacted by shutdowns, capacity restrictions, quarantines and social distancing guidelines in response to COVID-19 and efforts to contain it. The most significant impact to our customer base has been in the hospitality and entertainment industries. At December 31, 2020, West Bank's total commercial real estate and commercial operating loan exposure to the hotel, retail, restaurant and movie theater industries was approximately $197,199 $104,515, $23,671 and $17,863, respectively. Collectively, at December 31, 2020, those exposures made up approximately 15.1 percent of the total loan portfolio. Because of the significant uncertainties related to the duration of the COVID-19 pandemic and its potential effects on our customers, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, yield curves, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3. Imprecision in estimating fair values can impact the carrying value of assets and the amount of revenue or loss recorded.

(dollars in thousands, except per share amounts)

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

The measurement of the allowance for loan losses at December 31, 2020 included quantitative and qualitative factors. The historical net loan loss experience had virtually no impact on the measurement of the allowance for loan losses as West Bank has had cumulative net loan recoveries over the past five years. Management’s assessment of qualitative factors applied to loans collectively evaluated for impairment were influenced by the impact of the COVID-19 pandemic on borrowers and broader economic conditions. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $9,201 to a total of $26,436, or 1.16 percent of outstanding loans, as of December 31, 2020 compared to $17,235, or 0.89 percent of outstanding loans, as of December 31, 2019. As of December 31, 2020, there were $3,000 in specific reserves related to loans individually evaluated for impairment compared to none as of December 31, 2019. The specific reserves resulted from the downgrade in credit quality of one borrower due to the severe economic impact of COVID-19 on its business. The specific impairment was determined after evaluating the value of the underlying collateral.

(dollars in thousands, except per share amounts)

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, the presentation of the efficiency ratio on an FTE basis, excluding certain income and expenses, and the presentation of the allowance for loan losses ratio, excluding PPP loans. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Net interest income and net interest margin on an FTE basis and the efficiency ratio on an FTE basis are considered standard measures of comparison within the banking industry. Allowance for loan losses to total loans, excluding PPP loans is a non-GAAP measure that serves as a useful measurement to evaluate the allowance for loan losses without the impact of SBA guaranteed PPP loans. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income, net interest margin, and efficiency ratio on an FTE basis, loans, net of PPP loans and allowance for loan losses ratio, excluding PPP loans to their most directly comparable measures under GAAP.

	As and for the Years Ended December 31
	2020	2019	2018
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$82,833	$66,430	$62,058
Tax-equivalent adjustment (1)	707	834	1,528
Net interest income on an FTE basis (non-GAAP)	$83,540	$67,264	$63,586
Average interest-earning assets	$2,614,342	$2,277,461	$2,075,372
Net interest margin on an FTE basis (non-GAAP)	3.20%	2.95%	3.06%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$83,540	$67,264	$63,586
Noninterest income	9,602	8,318	7,752
Adjustment for realized investment securities (gains) losses, net	(77)	87	263
Adjustment for losses on disposal of premises and equipment, net	9	—	109
Adjustment for gain on sale of premises	—	(307)	—
Adjusted income	$93,074	$75,362	$71,710
Noninterest expense	$39,054	$38,406	$34,992
Adjustment for write-down of premises	—	—	(333)
Adjusted expense	$39,054	$38,406	$34,659
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	41.96%	50.96%	48.33%

Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)	$2,280,575	$1,941,663	$1,721,830
Less: PPP loans	(180,757)	—	—
Loans, net of PPP loans (non-GAAP)	2,099,818	1,941,663	1,721,830
Allowance for loan losses	29,436	17,235	16,689
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)	1.40%	0.89%	0.97%
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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2020 COMPARED TO 2019

OVERVIEW

Net income for the year ended December 31, 2020, was $32,712, compared to $28,690 for the year ended December 31, 2019. Basic and diluted earnings per common share for 2020 were $1.99 and $1.98, respectively, and were $1.75 and 1.74, respectively for 2019.

The increase in 2020 net income compared to 2019 was primarily the result of higher net interest income and noninterest income, partially offset by an increase in provision for loan losses. Net interest income grew $16,403, or 24.7 percent, in 2020 compared to 2019. The increase in net interest income was primarily due to the decrease in interest expense on deposits and other borrowings. Interest expense decreased $14,845, or 46.0 percent, compared to 2019, primarily due to the Federal Reserve’s reductions in the targeted federal funds rate that occurred in March 2020 in response to the COVID-19 pandemic. In response to the economic conditions and reduction in market interest rates, West Bank lowered its interest rates in March 2020 in almost all deposit categories.

The Company recorded a provision for loan losses of $12,000 in 2020 compared to a provision for loan losses of $600 in 2019. The increase in the provision for loan losses was due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and slow economic recovery in the hotel and entertainment industries, and an increase in specific reserves on impaired loans.

Noninterest income increased $1,284, or 15.4 percent, in 2020 compared to 2019, primarily due to loan swap fees earned on back-to-back interest rate swaps and realized investment securities gains in 2020, compared to losses in 2019. Noninterest expense grew $648, or 1.7 percent, in 2020 compared to 2019, primarily due to an increase in FDIC insurance expense.

The Company has consistently used the efficiency ratio as one of its key financial metrics to measure expense control. For the year ended December 31, 2020, the Company’s efficiency ratio decreased to 41.96 percent from the prior year’s ratio of 50.96 percent. This ratio is computed by dividing noninterest expense (excluding other real estate owned expense and write-down of premises) by the sum of tax-equivalent net interest income plus noninterest income (excluding net investment securities gains or losses and gains or losses on disposition of premises and equipment), and a lower ratio is better. The higher efficiency ratio in 2019 was attributable to our expansion of operations in the three new Minnesota markets of Owatonna, Mankato and St. Cloud. In March 2019, the Company began operations in these three new Minnesota markets. The financial results of 2019 included certain operational and business development costs directly related to the Minnesota expansion totaling approximately $2.8 million on a pretax basis, while net interest income and fee income in these markets was approximately $1.1 million in 2019. The expense drag from the ramp up of these operations resulted in a higher than normal efficiency ratio in 2019. We entered 2020 with profitable operations in these new markets. The lower efficiency ratio in 2020, compared to 2019, was primarily the result of profitable operations in the new Minnesota markets and the decrease in interest expense, which was attributable to the Federal Reserve’s reductions in the federal funds rate.

The Texas ratio, which is the ratio of nonperforming assets to tangible common equity plus the allowance for loan losses, increased to 6.40 percent as of December 31, 2020, compared to 0.23 percent as of December 31, 2019. A lower Texas ratio indicates a stronger credit quality condition. The increase in our Texas ratio in 2020 was primarily due to an increase in nonaccrual loans resulting from the downgrade in the credit quality of one borrower due to the severe economic impact of COVID-19 on its business. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Loan Losses” sections in this Item of this Form 10-K.

(dollars in thousands, except per share amounts)

Net Interest Income

Net interest income increased to $82,833 for 2020 from $66,430 for 2019, as the impact of the growth of interest-earning assets and decrease in average rate paid on interest-bearing liabilities exceeded the effects of an increase in average balance of interest-bearing liabilities and decrease in average yields on interest-earning assets. The net interest margin for 2020 increased 25 basis points to 3.20 percent compared to 2.95 percent for 2019. The average yield on earning assets decreased by 51 basis points, while the rate paid on interest-bearing liabilities decreased by 91 basis points. The primary driver of the increase in the net interest margin was a decrease in interest rates paid on deposits and other borrowed funds and an increase in average loan balances, partially offset by a decrease in yield on loans and investments. The Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points during the first quarter of 2020. Management expects these reductions in the targeted federal funds rate will result in continued low rates paid on deposits and declining yields on loans in 2021. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $29,436 as of December 31, 2020, represented 1.29 percent of total loans and 181.8 percent of nonperforming loans at year end, compared to 0.89 percent and 3,203.5 percent, respectively, as of December 31, 2019. A provision for loan losses of $12,000 was recorded in 2020 compared to $600 in 2019. The increased provision for loan losses in 2020 was due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and slow economic recovery in the hotel and entertainment industries, and an increase in specific reserves on impaired loans. We believe the provision for loans losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the duration of the COVID-19 pandemic and the possibility of a prolonged economic recovery.

Nonperforming loans at December 31, 2020 totaled $16,194, or 0.71 percent of total loans, an increase from $538, or 0.03 percent of total loans, at December 31, 2019. The increase in nonperforming loans at December 31, 2020, compared to December 31, 2019, was primarily due to the downgrade in the credit quality of one borrower due to the severe economic impact of COVID-19 on its business. This borrower’s loans were classified as watch prior to COVID-19 and were further downgraded to substandard and put on nonaccrual in September 2020. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers’ financial difficulties. The Company held no other real estate owned properties as of December 31, 2020 or 2019.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2020	2019	Change	Change %
Service charges on deposit accounts	$2,360	$2,492	$(132)	(5.30)%
Debit card usage fees	1,632	1,644	(12)	(0.73)%
Trust services	2,078	2,026	52	2.57%
Increase in cash value of bank-owned life insurance	593	644	(51)	(7.92)%
Loan swap fees	1,572	—	1,572	N/A
Realized investment securities gains (losses), net	77	(87)	164	188.51%
Other income:
Other service charges and fees	1,164	1,039	125	12.03%
Gain on sale of premises	—	307	(307)	(100.00)%
All other	126	253	(127)	(50.20)%
Total other income	1,290	1,599	(309)	(19.32)%
Total noninterest income	$9,602	$8,318	$1,284	15.44%

(dollars in thousands, except per share amounts)

The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program which began in the first quarter of 2020, resulting in income from loan swap fees of $1,572 in 2020 and none in 2019. These fees are largely dependent on the timing and volume of customer activity and may not reoccur in future periods. The gain on sale of premises in 2019 was the result of the sale of the Iowa City branch facility after the Company consolidated the Iowa City and Coralville branches. Service charges on deposit accounts decreased for 2020 when compared to 2019, primarily as a result of the reduction in nonsufficient fund fees.

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2020	2019	Change	Change %
Salaries and employee benefits	$21,591	$21,790	$(199)	(0.91)%
Occupancy	5,467	5,355	112	2.09%
Data processing	2,508	2,735	(227)	(8.30)%
FDIC insurance	1,210	404	806	199.50%
Professional fees	927	814	113	13.88%
Director fees	868	993	(125)	(12.59)%
Other expenses:
Marketing	211	230	(19)	(8.26)%
Business development	704	907	(203)	(22.38)%
Insurance expense	440	382	58	15.18%
Subscriptions	569	394	175	44.42%
Trust	462	443	19	4.29%
Consulting fees	323	327	(4)	(1.22)%
Postage and courier	328	282	46	16.31%
Supplies	217	311	(94)	(30.23)%
Low income housing projects amortization	432	453	(21)	(4.64)%
New market tax credit project amortization and related management fees	919	919	—	—%
All other	1,878	1,667	211	12.66%
Total other	6,483	6,315	168	2.66%
Total noninterest expense	$39,054	$38,406	$648	1.69%

Salaries and employee benefits decreased in 2020 compared to 2019, primarily due to fewer full time equivalent employees and a decrease in expenses related to restricted stock unit awards and insurance benefits. These expense reductions were partially offset by normal annual performance raises, one-time staff bonuses for efforts related to the PPP program and an increase in the number of employees eligible for retirement benefit contributions. The Company has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the COVID-19 pandemic. Occupancy expense increased in 2020 compared to 2019 because of the incurrence of a full twelve months of expenses related to the expansion into the cities of Owatonna, Mankato and St. Cloud, Minnesota, which occurred toward the end of the first quarter of 2019. Data processing decreased in 2020 compared to 2019, primarily due to a new contract signed with West Bank's core data processing provider. FDIC insurance expense increased in 2020 compared to 2019, primarily due to the increase in the Company's average assets and assessment rate. Additionally, the FDIC applied approximately $425 of credits to the Company’s quarterly assessment in 2019, which resulted in no expense in the third and fourth quarters of 2019. Business development expense decreased in 2020 compared to 2019, primarily due to the limitations placed on business development activities during COVID-19 restrictions and shutdowns. All other expenses were higher in 2020 compared to 2019, due primarily to losses as a result of check fraud schemes.

(dollars in thousands, except per share amounts)

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2020 and 2019 was approximately $6,209 and $5,095, respectively, while state income tax expense was approximately $2,460 and $1,957, respectively. The effective rate of income tax expense as a percent of income before income taxes was 20.9 percent and 19.8 percent, respectively, for 2020 and 2019.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, stock compensation and state income taxes. The effective tax rate for both 2020 and 2019 was also impacted by federal income tax credits, including low income housing tax credits and a new markets tax credit from West Bank’s investment in a qualified community development entity, of approximately $1,239 and $1,265, respectively.

The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards as management believes it is likely that such carryforwards will expire without being utilized.

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

	2020			2019			2018
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$566,593	$22,328	3.94%	$387,137	$19,493	5.04%	$321,395	$15,315	4.77%
Real estate (3)	1,574,339	68,444	4.35%	1,405,175	66,078	4.70%	1,225,665	55,973	4.57%
Consumer and other	6,222	272	4.36%	6,876	335	4.87%	6,613	282	4.26%
Total loans	2,147,154	91,044	4.24%	1,799,188	85,906	4.77%	1,553,673	71,570	4.61%
Investment securities:
Taxable	322,695	7,818	2.42%	354,727	10,031	2.83%	322,795	8,124	2.52%
Tax-exempt (3)	55,589	1,774	3.19%	69,505	2,462	3.54%	173,449	6,140	3.54%
Total investment securities	378,284	9,592	2.54%	424,232	12,493	2.94%	496,244	14,264	2.87%
Federal funds sold	88,904	304	0.34%	54,041	1,110	2.05%	25,455	487	1.91%
Total interest-earning assets (3)	2,614,342	100,940	3.86%	2,277,461	99,509	4.37%	2,075,372	86,321	4.16%
Noninterest-earning assets:
Cash and due from banks	53,874			41,036			33,934
Premises and equipment, net	28,957			30,351			22,271
Other, less allowance for
loan losses	42,610			37,793			37,822
Total noninterest-earning assets	125,441			109,180			94,027
Total assets	$2,739,783			$2,386,641			$2,169,399

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings, interest-bearing
demand and money markets	$1,499,784	7,755	0.52%	$1,337,009	19,548	1.46%	$1,266,534	14,369	1.13%
Time	215,224	3,501	1.63%	255,770	5,666	2.22%	184,386	2,695	1.46%
Total deposits	1,715,008	11,256	0.66%	1,592,779	25,214	1.58%	1,450,920	17,064	1.18%
Other borrowed funds	227,945	6,144	2.70%	191,969	7,031	3.66%	127,836	5,671	4.44%
Total interest-bearing liabilities	1,942,953	17,400	0.90%	1,784,748	32,245	1.81%	1,578,756	22,735	1.44%
Noninterest-bearing liabilities:
Demand deposits	544,211			379,231			401,778
Other liabilities	41,399			22,647			7,108
Stockholders’ equity	211,220			200,015			181,757
Total liabilities and
stockholders’ equity	$2,739,783			$2,386,641			$2,169,399

Net interest income (4)/net interest spread (3)		$83,540	2.96%		$67,264	2.56%		$63,586	2.72%
Net interest margin (3) (4)			3.20%			2.95%			3.06%
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

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and investment securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds rate by 75 basis points in the second half of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted the comparability of net interest income between 2019 and 2020. The Federal Reserve is forecasting to keep the federal funds rate near zero for the next three years. We expect the short term interest rates to remain unchanged and the yield curve to slightly increase in 2021 compared to 2020.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2020, 2019 and 2018, the Company’s net interest margin on a tax-equivalent basis was 3.20, 2.95 and 3.06 percent, respectively. There was an increase of $16,276 in tax-equivalent net interest income in 2020 compared to 2019. This was primarily due to a decrease in interest rates paid on deposits and other borrowed funds and an increase in average loan balances, partially offset by a decrease in yield on loans and investments.

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

	2020 Compared to 2019			2019 Compared to 2018
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$7,699	$(4,864)	$2,835	$3,272	$906	$4,178
Real estate (2)	7,586	(5,220)	2,366	8,400	1,705	10,105
Consumer and other	(30)	(33)	(63)	12	41	53
Total loans (including fees)	15,255	(10,117)	5,138	11,684	2,652	14,336
Investment securities:
Taxable	(856)	(1,357)	(2,213)	848	1,059	1,907
Tax-exempt (2)	(460)	(228)	(688)	(3,682)	4	(3,678)
Total investment securities	(1,316)	(1,585)	(2,901)	(2,834)	1,063	(1,771)
Federal funds sold	456	(1,262)	(806)	585	38	623
Total interest income (2)	14,395	(12,964)	1,431	9,435	3,753	13,188
Interest Expense
Deposits:
Savings, interest-bearing
demand and money market	2,136	(13,929)	(11,793)	837	4,342	5,179
Time	(809)	(1,356)	(2,165)	1,274	1,697	2,971
Total deposits	1,327	(15,285)	(13,958)	2,111	6,039	8,150
Other borrowed funds	1,173	(2,060)	(887)	2,477	(1,117)	1,360
Total interest expense	2,500	(17,345)	(14,845)	4,588	4,922	9,510
Net interest income (2) (3)	$11,895	$4,381	$16,276	$4,847	$(1,169)	$3,678
(1)Average balances of nonaccrual loans were included for computational purposes.
(2)Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 21 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt investment securities and loans.
(3)Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $5,138 for the year ended December 31, 2020, compared to 2019. The improvement was primarily due to an increase of $347,966 in average balance of loans in 2020 compared to 2019, which was significantly offset by the overall decline in loan yields. The average yield on loans decreased 53 basis points in 2020 compared to 2019. Average loan balances for the year ended December 31, 2020 included $151,074 of PPP loans. Interest income recognized on PPP loans, which includes the amortization of origination fees paid by the SBA, was $4,752 for the year ended December 31, 2020, resulting in a yield of 3.15 percent. Interest income on PPP loans included approximately $1,000 of accelerated amortization of origination fees upon loan forgiveness and repayment by the SBA. While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans. The future impact of PPP loans, including the second round of PPP lending, on net interest income and net interest margin will be subject to the timing of loan forgiveness by the SBA and may create volatility in the commercial loan yields during 2021.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. We anticipate that our interest income will be adversely affected in future periods as a result of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio and declining credit quality, the expected continuation of low interest rates, and an increase in nonaccrual loans.

The average balance of investment securities in 2020 was $45,948 lower than in 2019, primarily as a result of securities sold during 2019 and first quarter of 2020 to create liquidity for expected loan growth prior to the COVID-19 pandemic.

The average balance of interest-bearing demand, savings and money market deposits increased $162,775 in 2020 compared to 2019. The increase was primarily due to an increase in average balances of money market and interest-bearing demand accounts. The growth in deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The average rate paid on interest-bearing demand, savings and money market deposits in 2020 decreased by 94 basis points compared to 2019. The average balance of time deposits decreased $40,546 in 2020 compared to 2019. The average rate paid on time deposits decreased 59 basis points in 2020 compared to 2019. The decreases in average rates paid were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the target federal funds rate in March 2020.

The average balance of other borrowed funds increased $35,976 in 2020 compared to 2019. The rate paid on borrowed funds declined 96 basis points in 2020 compared to 2019, primarily due to the maturity of long-term, high-rate FHLB advances in December 2019 through September 2020 and the reduction of market rates beginning in the second half of 2019 on short-term and variable-rate borrowings. The Company had a higher than usual amount of liquid assets at December 31, 2020 as a result of unexpected high levels of deposits. However, the impact of the COVID-19 pandemic and possible decreases in interest-bearing deposits in future periods could result in an increase in borrowed funds.

As a result of the reductions in the targeted federal funds interest rate, as well as the possible impact of the COVID-19 pandemic, such as lower levels of loans or increases in nonaccrual loans, our net interest income and net interest margin could decrease in future periods.

INVESTMENT SECURITIES PORTFOLIO

The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated.

	As of December 31
	2020	2019	2018
Securities available for sale, at fair value:
State and political subdivisions	$144,332	$47,178	$149,156
Collateralized mortgage obligations	140,962	181,921	157,004
Mortgage-backed securities	83,523	73,030	63,378
Asset-backed securities	—	17,600	31,903
Collateralized loan obligations	51,754	64,832	—
Trust preferred security	—	—	1,900
Corporate notes	—	14,017	50,417
Total securities available for sale	$420,571	$398,578	$453,758

(dollars in thousands, except per share amounts)

The investment securities available for sale presented in the following table are reported at fair value and by contractual maturity as of December 31, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

Investments as of December 31, 2020	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
State and political subdivisions	$—	$—	$9,486	$134,846	$144,332
Collateralized mortgage obligations	—	—	5,712	135,250	140,962
Mortgage-backed securities	—	—	2,800	80,723	83,523
Collateralized loan obligations	—	—	4,988	46,766	51,754
Total	$—	$—	$22,986	$397,585	$420,571

Weighted average yield:
State and political subdivisions (1)	—%	—%	1.62%	2.59%
Collateralized mortgage obligations	—%	—%	1.27%	2.64%
Mortgage-backed securities	—%	—%	4.24%	1.52%
Collateralized loan obligations	—%	—%	1.52%	2.04%
Total	—%	—%	1.82%	2.32%
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

As of December 31, 2020, the existing gross unrealized losses of $1,780 in the Company’s investment portfolio were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows. The Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. However, management may decide to sell securities with unrealized losses at a future date for liquidity purposes, to manage interest rate risk, or to enhance interest income.

The balance of investment securities available for sale increased by $21,993 during 2020. Securities were sold early in 2020 to create liquidity for expected loan growth prior to the COVID-19 pandemic. Throughout 2020, securities were purchased and sold as part of various reinvestment strategies including reducing our interest rate risk exposure in variable-rate bonds and managing overall interest rate risk and yield. In the fourth quarter of 2020, excess liquidity was invested in state and political subdivision bonds and collateralized mortgage obligations. The securities issued by state and political subdivisions are diversified in 24 states. As of December 31, 2020, the Company did not have securities from a single issuer, except for the United States government or its agencies, that exceeded 10 percent of consolidated stockholders’ equity. At December 31, 2020, the collateralized loan obligations owned by the Company were rated AAA or AA.

As of December 31, 2020, approximately 53 percent of the available for sale investment securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. In the current interest rate environment, those securities provide relatively good yields, have little to no credit risk, and provide fairly consistent cash flows. All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities and real estate mortgage investment conduits guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA), and commercial mortgage pass-through securities guaranteed by the SBA. The debt obligations were all within the credit ratings acceptable under West Bank’s investment policy.

(dollars in thousands, except per share amounts)

LOAN PORTFOLIO

Types of Loans

The following table sets forth the composition of the Company’s loan portfolio by segment as of the dates indicated.

	As of December 31
	2020	2019	2018	2017	2016
Commercial	$603,599	$431,044	$358,763	$347,482	$334,014
Real estate:
Construction, land and land development	236,093	264,193	245,810	207,451	205,610
1-4 family residential first mortgages	58,912	54,475	49,052	51,044	47,184
Home equity	9,444	12,380	14,469	13,811	18,057
Commercial	1,373,007	1,175,024	1,050,025	886,114	788,000
Consumer and other	5,694	6,787	6,211	6,363	8,355
Total loans	2,286,749	1,943,903	1,724,330	1,512,265	1,401,220
Deferred loan fees, net	(6,174)	(2,240)	(2,500)	(1,765)	(1,350)
Total loans, net of deferred fees	$2,280,575	$1,941,663	$1,721,830	$1,510,500	$1,399,870

As of December 31, 2020, total loans were approximately 84 percent of total deposits and 72 percent of total assets. As of December 31, 2020, the majority of all loans were originated directly by West Bank to borrowers within West Bank’s principal market areas.

Loans outstanding at the end of 2020 increased 17.5 percent compared to the end of 2019. Changes in the loan portfolio during 2020 included an increase of $197,983 in commercial real estate loans and a decrease of $28,100 in construction, land and land development loans. Commercial loans, excluding PPP loans, declined $8,202. As of December 31, 2020, PPP loans outstanding totaled $180,757, all of which were included in commercial loans. The Company continues to focus on business development efforts in all of its operating markets. We anticipate that loan growth may slow down in 2021 as a result of the duration of the COVID-19 pandemic and the related economic uncertainties.

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

Commercial loans secured by real estate, including construction, land and land development, totaled $1,609,100, or 70 percent of total loans, at December 31, 2020. Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2020 and 2019 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2020			2019
Non-owner occupied commercial real estate	Balance	% of CRE Portfolio	Weighted Average LTV	Balance	% of CRE Portfolio	Weighted Average LTV
Multifamily	$313,205	24.0%	69%	$272,927	23.2%	71%
Medical & senior care facilities	203,954	15.6%	65%	204,889	17.4%	66%
Warehouse & trucking	146,178	11.2%	69%	132,249	11.3%	71%
Hotel	164,721	12.6%	64%	138,898	11.8%	69%
Mixed use	83,681	6.4%	74%	62,315	5.3%	74%
Offices	140,299	10.8%	72%	130,169	11.1%	72%
Land for development	69,345	5.3%	59%	73,382	6.2%	64%
All other	183,106	14.1%	not available	160,305	13.7%	not available
Total	$1,304,489	100.0%		$1,175,134	100.0%

(dollars in thousands, except per share amounts)

The following table summarizes non-owner occupied commercial real estate loans by property type and risk rating as of December 31, 2020. Risk ratings are defined in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	As of December 31, 2020
	Risk Rating
	Total	1-3	4	5	6	7	8
Multifamily	$313,205	$25,104	$220,746	$52,942	$14,413	$—	$—
Medical & senior care facilities	203,954	97,861	66,170	29,710	10,213	—	—
Warehouse & trucking	146,178	57,754	83,759	4,665	—	—	—
Hotel	164,721	—	85,291	79,430	—	—	—
Mixed use	83,681	8,143	10,407	65,131	—	—	—
Offices	140,299	13,459	111,764	15,076	—	—	—
Land for development	69,345	809	63,281	5,197	58	—	—
All other	183,106	29,920	148,168	5,018	—	—	—
Total	$1,304,489	$233,050	$789,586	$257,169	$24,684	$—	$—

As of December 31, 2020, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables. Actual repayments may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

Loans as of December 31, 2020	Within one year	After one but within five years	After five years	Total
Commercial	$129,891	$400,114	$73,594	$603,599
Real estate:
Construction, land and land development	140,441	87,555	8,097	236,093
1-4 family residential first mortgages	7,182	49,347	2,383	58,912
Home equity	3,077	6,367	—	9,444
Commercial	85,881	751,701	535,425	1,373,007
Consumer and other	3,358	2,336	—	5,694
Total loans	$369,830	$1,297,420	$619,499	$2,286,749

		After one but within five years	After five years
Loan maturities after one year with:
Fixed rates		$1,139,267	$338,811
Variable rates		158,153	280,688
		$1,297,420	$619,499

(dollars in thousands, except per share amounts)

Risk Elements

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates indicated.

	Years Ended December 31
	2020	2019	2018	2017	2016
Nonaccrual loans	$16,194	$538	$1,928	$622	$1,022
Loans past due 90 days and still accruing interest	—	—	—	—	—
Troubled debt restructured loans (1)	—	—	—	—	—
Total nonperforming loans	16,194	538	1,928	622	1,022
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$16,194	$538	$1,928	$622	$1,022

Nonperforming loans to total loans	0.71%	0.03%	0.11%	0.04%	0.07%
Nonperforming assets to total assets	0.51%	0.02%	0.08%	0.03%	0.06%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status, if any, are included in the nonaccrual category.

Nonperforming loans increased $15,656 from December 31, 2019 to December 31, 2020. The increase in nonperforming loans was the result of a downgrade in the credit quality of one borrower due to the severe economic impact of COVID-19 on its business. This borrower’s loans were classified as watch prior to COVID-19 and were further downgraded to substandard and put on nonaccrual in September 2020. The borrower had sufficient cash flow to service its debt prior to COVID-19; however its cash flows decreased significantly as a result of forced closures and other operating restrictions and its ineligibility for PPP loans during 2020. The borrower has been evaluating debt reduction options, including downsizing its operations.

The Company’s Texas ratio, which is computed by dividing nonperforming assets by tangible common equity plus allowance for loan losses, was 6.40 percent as of December 31, 2020, compared to 0.23 percent as of December 31, 2019. We believe the COVID-19 pandemic may have an adverse effect on the credit quality of our loan portfolio in 2021. Further disruption to our customers in the hotel, retail, restaurant and movie theater industries could result in increased loan delinquencies. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic and efforts to contain it. No credit issues are anticipated with PPP loans at this time, as they are 100 percent guaranteed by the SBA.

The accrual of interest on past due and other impaired loans is generally discontinued when loan payments are 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms. Interest income is subsequently recognized only to the extent cash payments are received. Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. For the years ended December 31, 2020, 2019 and 2018, interest income that would have been recorded during the nonaccrual period under the original terms of such loans was approximately $235, $25 and $96, respectively. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In certain cases, interest may continue to accrue on loans past due more than 90 days when the value of the collateral is sufficient to cover both the principal amount of the loan and accrued interest and the loan is in the process of collection.
Interest income on other impaired loans is based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan’s collateral. The average balance of all impaired loans during 2020 was approximately $5,651. Interest income recognized on impaired loans in 2020, 2019 and 2018 was approximately $24, $75 and $6, respectively.

(dollars in thousands, except per share amounts)

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

The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators, in consultation with FASB, issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

During 2020, West Bank provided COVID-19-related modifications for nearly 300 loans totaling over $550,000. As of December 31, 2020, West Bank’s COVID-19-related modifications totaled $139,940. These modifications included the deferral of principal and/or interest payments. None of these modifications were considered TDRs, in accordance with the CARES Act and other interpretive guidance provided by bank regulatory interagency statements. As of December 31, 2020, $15,817 of these loans were classified as substandard, considered impaired and were on nonaccrual.

The following table shows the industry concentrations of COVID-19 modifications as of December 31, 2020.

Hotels	$64,449
Mixed use and retail	38,177
Theaters	17,863
Restaurants	2,938
Other	16,513
$139,940

The following table shows the expiration of the modification periods as of December 31, 2020.

January 2021	$24,613
February 2021	13,889
March 2021	519
April 2021	34,299
May 2021	48,757
June 2021	17,863
$139,940

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

Factors considered in establishing an appropriate allowance include: the borrower’s financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower’s specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company’s concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of service industries and state and county governments.

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2020	2019	2018	2017	2016
Balance at beginning of period	$17,235	$16,689	$16,430	$16,112	$14,967
Charge-offs:
Commercial	—	(452)	(208)	(199)	(125)
Real estate:
Construction, land and land development	—	—	—	—	(141)
1-4 family residential first mortgages	—	—	—	—	(93)
Home equity	(1)	—	(24)	(176)	—
Commercial	—	—	—	—	—
Consumer and other	—	—	(3)	—	(47)
Total charge-offs	(1)	(452)	(235)	(375)	(406)
Recoveries:
Commercial	103	290	673	232	218
Real estate:
Construction, land and land development	—	—	—	398	217
1-4 family residential first mortgages	72	14	18	15	59
Home equity	4	74	24	28	36
Commercial	12	12	13	13	13
Consumer and other	11	8	16	7	8
Total recoveries	202	398	744	693	551
Net (charge-offs) recoveries	201	(54)	509	318	145
Provision for loan losses charged to operations	12,000	600	(250)	—	1,000
Balance at end of period	$29,436	$17,235	$16,689	$16,430	$16,112
Average loans outstanding	$2,147,154	$1,799,188	$1,553,673	$1,443,885	$1,336,156
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding	0.01%	0.00%	0.03%	0.02%	0.01%
Ratio of allowance for loan losses to
average loans outstanding	1.37%	0.96%	1.07%	1.14%	1.21%
Ratio of allowance for loan losses to total
loans at the end of period	1.29%	0.89%	0.97%	1.09%	1.15%
Ratio of allowance for loan losses to total
loans at the end of period, excluding PPP
loans(1)	1.40%	0.89%	0.97%	1.09%	1.15%
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

	As of December 31
	2020		2019		2018		2017		2016
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,718	26.40%	$3,875	22.17%	$3,508	20.81%	$3,866	22.98%	$3,881	23.84%
Real estate:
Construction, land
and land development	2,634	10.32%	2,375	13.59%	2,384	14.26%	2,213	13.72%	2,639	14.67%
1-4 family residential
first mortgages	360	2.58%	216	2.80%	250	2.84%	319	3.38%	317	3.37%
Home equity	114	0.41%	127	0.64%	171	0.84%	186	0.91%	478	1.29%
Commercial	21,535	60.04%	10,565	60.45%	10,301	60.89%	9,770	58.59%	8,697	56.23%
Consumer and other	75	0.25%	77	0.35%	75	0.36%	76	0.42%	100	0.60%
	$29,436	100.00%	$17,235	100.00%	$16,689	100.00%	$16,430	100.00%	$16,112	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management’s assessment of economic factors that may influence potential losses in the loan portfolio. In March 2020, the U.S. economy deteriorated as a result of the COVID-19 pandemic. While job growth averaged approximately 232,000 per month for the first two months of 2020, approximately 22 million jobs were lost in March and April of 2020. Additionally, the national unemployment rate increased from 4.4 percent as of March 31, 2020 to 6.7 percent as of December 31, 2020 and peaked at 14.8 percent in April 2020. Additionally, the Federal Open Market Committee reduced the targeted federal funds rate range to 0.0 - 0.25 percent in March 2020. To establish the allowance for loan losses, the Company continued to use experience factors based on the highest losses calculated over a rolling 12-, 16- or 20-quarter period. Management believes that using the highest of these time periods will select the factor that best represents where we are in the economic cycle. For instance, if the economy worsens, the more recent activity should be more representative of the current environment. As the economy improves, the averages over a longer period of time should be more representative. No allowance for loan losses has been allocated to PPP loans, as these are 100 percent guaranteed by the SBA.

As of December 31, 2020, there were $3,000 in specific reserves related to loans individually evaluated for impairment. The specific reserves resulted from the downgrade in credit quality of one borrower due to the severe economic impact of COVID-19 on its business. The borrower has been evaluating debt reduction options, including downsizing its operations. The specific impairment was determined after evaluating the value of the underlying collateral. The portion of the allowance for loan losses related to loans collectively evaluated for impairment increased $9,201 to a total of $26,436, or 1.16 percent of outstanding loans, as of December 31, 2020 compared to $17,235, or 0.89 percent of outstanding loans, as of December 31, 2019. As of December 31, 2020, the allowance for loan losses was 1.40 percent of outstanding loans, excluding $180,757 of PPP loans. Based upon the quarterly evaluations, management determined a provision for loan losses of $12,000 was appropriate for the year ended December 31, 2020. This provision for loan losses was due to the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and slow economic recovery in the hotel and entertainment industries, and the increase in specific reserves on impaired loans. Management believed the allowance for loan losses as of December 31, 2020 was adequate to absorb the losses inherent in the loan portfolio.

Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $2,700,994 as of December 31, 2020, which was 34.1 percent higher than the total as of December 31, 2019. The growth in deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. Funds disbursed under the PPP program were deposited into customer deposit accounts and will impact overall deposit fluctuations as customers spend those funds according to the PPP rules. Deposits increased $404,214 in the fourth quarter of 2020. This increase resulted from a mix of new business customers and growth in balances of existing customers. We believe that deposit levels could decrease in 2021 as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, low interest rates and customers’ utilization of liquidity.

The balance of time deposits decreased during 2020, primarily due to the maturity of brokered CDs totaling $50,000. West Bank continues to offer the Certificate of Deposit Account Registry Service (CDARS) program. The CDARS program is a reciprocal program providing FDIC insurance coverage for all participating deposits. CDARS time deposits made up approximately 40 percent of total time deposits at December 31, 2020.

Approximately 86 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed. In the event a substantial volume of time deposits is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2020.

3 months or less	$45,036
Over 3 through 6 months	32,402
Over 6 through 12 months	53,393
Over 12 months	12,881
$143,712
The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$544,211	—%	$379,231	—%	$401,778	—%
Interest-bearing demand:
Reward Me checking	47,435	0.15%	44,206	0.41%	51,460	0.26%
Insured cash sweep	94,042	0.46%	79,976	1.20%	69,588	0.67%
Other interest-bearing demand	229,677	0.11%	194,612	0.28%	195,964	0.23%
Money market:
Insured cash sweep	266,837	0.60%	256,670	2.11%	246,360	1.59%
Other money market	737,801	0.70%	649,032	1.85%	580,543	1.53%
Savings	123,993	0.18%	112,513	0.40%	122,619	0.42%
Time	215,224	1.63%	255,770	2.22%	184,386	1.46%
	$2,259,220		$1,972,010		$1,852,698
Management expects the average interest rates on deposits to remain low in 2021 as the Federal Reserve is forecasting to keep the federal funds rate near zero for the next three years. To limit the Company’s exposure to market interest rate changes, interest rate swaps are in place on $110,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments.

(dollars in thousands, except per share amounts)

BORROWED FUNDS

The following table summarizes the outstanding principal balances, net of any discount or debt issuance costs, and the weighted average effective rate for each category of borrowed funds as of the dates indicated.

	As of December 31
	2020		2019		2018
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased	$5,375	0.10%	$2,660	1.25%	$19,985	2.61%
Subordinated notes, net (1)	20,452	4.93%	20,438	4.99%	20,425	5.02%
FHLB advances, net (1)	175,000	2.27%	179,365	2.90%	137,878	3.97%
Long-term debt, net	21,558	1.53%	22,925	2.33%	27,040	2.92%
	$222,385	2.39%	$225,388	3.01%	$205,328	3.79%
(1) The effective interest rates include the effects of interest rate swaps and amortization of origination and discount fees.
The following tables set forth the average principal balance, net of any discount or debt issuance costs, the average effective rate paid, and the maximum outstanding balance for each category of borrowed funds for the years indicated.

	Years Ended December 31
	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased	$6,806	0.34%	$10,229	2.35%	$9,139	2.06%
Subordinated notes, net (1)	20,445	4.97%	20,431	5.01%	20,418	5.27%
FHLB advances, net (1)	178,191	2.64%	137,471	3.73%	78,673	4.64%
Long-term debt, net	22,503	1.78%	23,838	2.67%	19,606	3.86%
	$227,945	2.70%	$191,969	3.66%	$127,836	4.44%
(1) The effective interest rates include the effects of interest rate swaps and amortization of origination and discount fees.

	2020	2019	2018
Maximum amount outstanding at any
month-end during the year:
Federal funds purchased	$32,340	$61,545	$51,820
Subordinated notes, net	20,452	20,438	20,425
FHLB advances, net	179,967	179,365	137,878
Long-term debt, net	22,915	27,030	27,040
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

In a strategy to manage its exposures to the variability in interest payments on wholesale funding sources due to interest rate movements, the Company has entered into seven long-term interest rate swap agreements with a total notional amount of $175,000 to hedge the interest payments of rolling one- or three-month funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from September 2023 through June 2029 and fixed rates ranging from 1.63 percent to 2.62 percent. As part of this strategy, the Company has one-month and three-month FHLB advances totaling $175,000 as of December 31, 2020. This strategy effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps. Additionally, the Company had short-term brokered CDs totaling $50,000 that matured and were not renewed during 2020. These brokered CDs were not being hedged by interest rate swaps but were a part of the Company’s short-term funding strategy.

(dollars in thousands, except per share amounts)

On May 25, 2017, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $25,000. The borrowing was used to make a capital injection into West Bank in 2017. In June 2019, the Company modified the principal payment requirements of the credit agreement. Under the terms of the modification, required quarterly principal payments of $625 resumed in August 2020, with the balance due in May 2022. The Company may make additional principal payments without penalty. The interest rate is variable at 1.95 percent over the 30-day LIBOR rate.

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

The Company experienced a significant increase in deposits in the fourth quarter of 2020. Those deposits resulted in a significant increase in liquidity and total assets as of December 31, 2020 compared to December 31, 2019. We believe that deposit levels could decrease in 2021 as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic, low interest rates and customers’ utilization of liquidity.

The Company believes there could be potential stresses on liquidity management on a longer-term basis as a direct result of the duration of the COVID-19 pandemic. As customers manage their own liquidity needs, we could experience an increase in the utilization of existing lines of credit. In addition, the Bank is participating in the PPP under the CARES Act and the Coronavirus Response and Relief Supplemental Appropriations Act of 2021. The Federal Reserve Bank established a PPP Liquidity Facility that would provide funding specifically for loans made under the PPP, which would allow us to retain existing sources of liquidity for our traditional operations. PPP loans would be pledged as collateral on any of the Bank's borrowings under the PPP Liquidity Facility. The Bank has not utilized the Federal Reserve Bank's PPP Liquidity Facility to date.

As of December 31, 2020, West Bank had additional borrowing capacity available from the FHLB of approximately $378,000, as well as approximately $36,174 at the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding at the Federal Reserve discount window or under the unsecured federal funds lines as of December 31, 2020. Net cash from continuing operating activities contributed $42,285, $36,967 and $34,744 to liquidity for the years ended December 31, 2020, 2019 and 2018, respectively. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2020.

(dollars in thousands, except per share amounts)

The Company’s total stockholders’ equity increased to $223,695 as of December 31, 2020 from $211,820 as of December 31, 2019. The increase was primarily the result of net income less dividends paid, partially offset by the decline in fair value of derivatives. At December 31, 2020, tangible common equity as a percent of tangible assets was 7.02 percent compared to 8.56 percent as of December 31, 2019. As of December 31, 2020 and 2019, the Company had no intangible assets. The decrease in the tangible common equity ratio was primarily due to the unprecedented asset growth of the Company propelled by the impacts of the COVID-19 pandemic and a decrease in accumulated other comprehensive income which was the result of a decline in the fair value of interest rate swaps.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. As of December 31, 2020, the Company and West Bank met all capital adequacy requirements to which they were subject, and the Company’s and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under capital regulations. Also, as of December 31, 2020, the ratios for the Company and West Bank were sufficient to meet the fully phased-in capital conservation buffer.

During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a commitment of $8,324 as of December 31, 2020.

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

West Bancorporation, Inc. and Subsidiary
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses
As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses (allowance) is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience. At December 31, 2020, the Company’s total loans were $2.3 billion and the associated allowance was $29.4 million. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio at the balance sheet date. The allowance consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific component”), which represents $3.0 million at December 31, 2020, and the valuation allowance for loans collectively evaluated for impairment (“general component”), which represents $26.4 million at December 31, 2020. The Company’s general component was developed based on historical loss ratios adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are an annualized rate based on the loss history with more consideration given to the most recent loss experience. The qualitative factors include the Company’s lending policies and procedures, nature and volume of the portfolio, experience, depth and ability of lending management, volume and severity of past due, nonaccrual and classified loans, quality of the Company’s loan review system, value of underlying collateral, trends in commercial real estate loans, existence and effect of any concentrations and effects of other external factors. The evaluation of these qualitative factors requires that management make significant judgements regarding these factors, which may significantly impact the estimated reserve.

West Bancorporation, Inc. and Subsidiary
We identified the qualitative factors applied to the general component of the allowance as a critical audit matter as auditing management’s determination of the qualitative factors involved a high degree of auditor judgement given the highly subjective nature of management’s judgments.

Our audit procedures related to the Company’s qualitative factors applied to the general component of the allowance included the following, among others:

•We obtained an understanding of the relevant controls related to the qualitative factors applied to the general component of the allowance and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.

•We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the qualitative factors, which included:

◦Testing the accuracy of the data inputs used by management as a basis for the adjustments for qualitative factors by comparing to internal and external source data and assessing the magnitude and directional consistency of the adjustments for qualitative factors.

◦Evaluating whether management’s conclusions were consistent with Company provided internal data and external independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP
We have served as the Company’s auditor since 1998.

Des Moines, Iowa
February 26, 2021

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion.

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
February 26, 2021

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2020 and 2019

(dollars in thousands, except per share data)	2020	2019
ASSETS
Cash and due from banks	$77,693	$37,808
Federal funds sold	318,742	15,482
Cash and cash equivalents	396,435	53,290
Investment securities available for sale, at fair value	420,571	398,578
Federal Home Loan Bank stock, at cost	11,723	12,491
Loans	2,280,575	1,941,663
Allowance for loan losses	(29,436)	(17,235)
Loans, net	2,251,139	1,924,428
Premises and equipment, net	29,077	29,680
Accrued interest receivable	11,231	7,134
Bank-owned life insurance	42,686	34,893
Deferred tax assets, net	11,289	5,361
Other assets	11,593	7,836
Total assets	$3,185,744	$2,473,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$696,731	$380,079
Interest-bearing demand	553,881	346,307
Savings	1,274,254	996,836
Time of $250 or more	46,907	81,871
Other time	129,221	209,663
Total deposits	2,700,994	2,014,756
Federal funds purchased	5,375	2,660
Subordinated notes, net	20,452	20,438
Federal Home Loan Bank advances, net	175,000	179,365
Long-term debt	21,558	22,925
Accrued expenses and other liabilities	38,670	21,727
Total liabilities	2,962,049	2,261,871
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,469,272 and 16,379,752 shares issued and outstanding at December 31, 2020 and 2019, respectively	3,000	3,000
Additional paid-in capital	28,823	27,260
Retained earnings	203,718	184,821
Accumulated other comprehensive loss	(11,846)	(3,261)
Total stockholders’ equity	223,695	211,820
Total liabilities and stockholders’ equity	$3,185,744	$2,473,691

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands, except per share data)	2020	2019	2018
Interest income:
Loans, including fees	$90,668	$85,512	$71,189
Investment securities:
Taxable	7,818	10,031	8,124
Tax-exempt	1,443	2,022	4,993
Federal funds sold	304	1,110	487
Total interest income	100,233	98,675	84,793
Interest expense:
Deposits	11,256	25,214	17,064
Federal funds purchased	23	241	188
Subordinated notes	1,016	1,023	1,076
Federal Home Loan Bank advances	4,705	5,130	3,650
Long-term debt	400	637	757
Total interest expense	17,400	32,245	22,735
Net interest income	82,833	66,430	62,058
Provision for loan losses	12,000	600	(250)
Net interest income after provision for loan losses	70,833	65,830	62,308
Noninterest income:
Service charges on deposit accounts	2,360	2,492	2,541
Debit card usage fees	1,632	1,644	1,681
Trust services	2,078	2,026	1,921
Increase in cash value of bank-owned life insurance	593	644	631
Loan swap fees	1,572	—	—
Realized investment securities gains (losses), net	77	(87)	(263)
Other income	1,290	1,599	1,241
Total noninterest income	9,602	8,318	7,752
Noninterest expense:
Salaries and employee benefits	21,591	21,790	18,791
Occupancy	5,467	5,355	4,996
Data processing	2,508	2,735	2,682
FDIC insurance	1,210	404	685
Professional fees	927	814	840
Director fees	868	993	1,014
Write-down of premises	—	—	333
Other expenses	6,483	6,315	5,651
Total noninterest expense	39,054	38,406	34,992
Income before income taxes	41,381	35,742	35,068
Income taxes	8,669	7,052	6,560
Net income	$32,712	$28,690	$28,508

Basic earnings per common share	$1.99	$1.75	$1.75
Diluted earnings per common share	$1.98	$1.74	$1.74
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)	2020	2019	2018
Net income	$32,712	$28,690	$28,508
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	6,681	12,153	(7,807)
Unrealized gains on investment securities transferred from held to maturity to available for sale	—	—	363
Plus: reclassification adjustment for net (gains) losses realized in net income	(77)	87	263
Less: other reclassification adjustment	—	—	(36)
Income tax benefit (expense)	(1,667)	(3,060)	1,806
Other comprehensive income (loss) on investment securities	4,937	9,180	(5,411)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(22,278)	(7,355)	1,044
Plus: reclassification adjustment for net (gains) losses realized in net income	4,156	(235)	10
Plus: reclassification adjustment for amortization of derivative termination costs realized in interest expense	31	93	95
Income tax benefit (expense)	4,569	1,870	(290)
Other comprehensive income (loss) on derivatives	(13,522)	(5,627)	859
Total other comprehensive income (loss)	(8,585)	3,553	(4,552)
Comprehensive income	$24,127	$32,243	$23,956

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$—	16,215,672	$3,000	$23,463	$153,527	$(1,892)	$178,098
Reclassification of stranded tax effects of rate change	—	—	—	—	370	(370)	—
Net income	—	—	—	—	28,508	—	28,508
Other comprehensive loss, net of tax	—	—	—	—	—	(4,552)	(4,552)
Cash dividends declared, $0.78 per common share	—	—	—	—	(12,696)	—	(12,696)
Stock-based compensation costs	—	—	—	2,741	—	—	2,741
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	79,822	—	(1,076)	—	—	(1,076)
Balance, December 31, 2018	—	16,295,494	3,000	25,128	169,709	(6,814)	191,023
Net income	—	—	—	—	28,690	—	28,690
Other comprehensive income, net of tax	—	—	—	—	—	3,553	3,553
Cash dividends declared, $0.83 per common share	—	—	—	—	(13,578)	—	(13,578)
Stock-based compensation costs	—	—	—	2,993	—	—	2,993
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, December 31, 2019	—	16,379,752	3,000	27,260	184,821	(3,261)	211,820
Net income	—	—	—	—	32,712	—	32,712
Other comprehensive loss, net of tax	—	—	—	—	—	(8,585)	(8,585)
Cash dividends declared, $0.84 per common share	—	—	—	—	(13,815)	—	(13,815)
Stock-based compensation costs	—	—	—	2,312	—	—	2,312
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$32,712	$28,690	$28,508
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,000	600	(250)
Net amortization and accretion	1,892	3,640	4,945
Investment securities (gains) losses, net	(77)	87	263
Stock-based compensation	2,312	2,993	2,741
Increase in cash value of bank-owned life insurance	(593)	(644)	(631)
Gain on sale of premises	—	(307)	—
Depreciation	1,499	1,429	1,408
Write-down of premises	—	—	333
Deferred income taxes	(3,025)	(33)	(359)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(4,097)	497	(287)
Increase in other assets	(490)	(1,029)	(2,490)
Increase in accrued expenses and other liabilities	152	1,044	563
Net cash provided by operating activities	42,285	36,967	34,744
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	139,819	198,699	75,401
Proceeds from maturities and calls of investment securities	76,065	46,755	45,937
Purchases of investment securities available for sale	(232,409)	(180,168)	(96,170)
Purchases of Federal Home Loan Bank stock	(9,338)	(26,559)	(16,334)
Proceeds from redemption of Federal Home Loan Bank stock	10,106	26,105	13,471
Net increase in loans	(341,887)	(219,887)	(210,821)
Purchase of bank-owned life insurance	(7,200)	—	—
Purchases of premises and equipment	(2,319)	(1,048)	(210)
Proceeds from sale of premises	—	604	—
Net cash used in investing activities	(367,163)	(155,499)	(188,726)
Cash Flows from Financing Activities:
Net increase in deposits	686,238	120,227	83,716
Net increase (decrease) in federal funds purchased	2,715	(17,325)	19,440
Proceeds from long-term debt	—	—	11,486
Net increase (decrease) in Federal Home Loan Bank advances	(5,000)	40,000	60,000
Principal payments on long-term debt	(1,366)	(4,115)	(7,363)
Common stock dividends paid	(13,815)	(13,578)	(12,696)
Restricted stock units withheld for payroll taxes	(749)	(861)	(1,076)
Net cash provided by financing activities	668,023	124,348	153,507
Net increase (decrease) in cash and cash equivalents	343,145	5,816	(475)
Cash and Cash Equivalents:
Beginning	53,290	47,474	47,949
Ending	$396,435	$53,290	$47,474

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$18,531	$31,492	$22,154
Income taxes	11,190	5,880	7,312

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liabilities and right-of-use assets	$—	$10,435	$—
Transfer of investment securities held to maturity to available for sale	—	—	45,527
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

Recent events: On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to cause disruption throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and continues to adversely affect, economic activity globally, nationally and locally. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, lockdowns and stay-at-home orders, and forced closures for certain types of public places, businesses and schools. While the economic fallout has stabilized somewhat, COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economy, including in the geographical area in which the Company operates.

The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a material negative impact on our financial condition and results of operations. The extent of the pandemic's effect on our business will depend on many factors, including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Iowa and Minnesota markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near-term as a result of these conditions, including expected credit losses on loans. The COVID-19 pandemic may produce declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which may necessitate additional provisions for our allowance for loan losses and reduce net income.

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

Consolidation policy:  The consolidated financial statements include the accounts of the Company, West Bank and West Bank’s special purpose subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the Company owns an unconsolidated subsidiary, West Bancorporation Capital Trust I (the Trust), which was formed for the purpose of issuing trust preferred securities. In accordance with GAAP, the results of the Trust are recorded on the books of the Company using the equity method of accounting and are not consolidated.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI). OCI consists of the net change in unrealized gains and losses on the Company’s investment securities available for sale, including the noncredit-related portion of unrealized gains (losses) of other than temporarily impaired (OTTI) securities, if any, and the change in fair value of derivative instruments designated as hedges. OCI also includes the amortization of derivative termination costs and the amortization of unrealized gains on investment securities transferred from available for sale to held to maturity.

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

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2020. All shares of FHLB stock are issued and redeemed at par value.

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

The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of COVID-19 national emergency. In 2020, federal banking regulators, in consultation with FASB, issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

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

The Company reviews its property and equipment whenever events indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset group. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. No indicators of impairment were identified as of December 31, 2020 and 2019.

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure. Any write-downs in value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2020 and 2019, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $395,887 as of December 31, 2020, compared to assets totaling $359,585 as of December 31, 2019.

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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged. To determine fair value, the Company uses third-party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date. The Company does not use derivative instruments for trading or speculative purposes.

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

Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. Liabilities accrued under the Deferred Compensation Plan totaled $203 and none as of December 31, 2020 and 2019, respectively.

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

Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2020, 2019 and 2018.

(in thousands, except per share data)	2020	2019	2018
Net income	$32,712	$28,690	$28,508

Weighted average common shares outstanding	16,447	16,359	16,275
Weighted average effect of restricted stock units outstanding	68	121	125
Diluted weighted average common shares outstanding	16,515	16,480	16,400

Basic earnings per common share	$1.99	$1.75	$1.75
Diluted earnings per common share	$1.98	$1.74	$1.74
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	243	105	103

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 3. Investment Securities

The following tables show the amortized cost, gross unrealized gains and losses and fair value of investment securities, by investment security type as of December 31, 2020 and 2019.

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$141,405	$3,441	$(514)	$144,332
Collateralized mortgage obligations (1)	135,338	5,650	(26)	140,962
Mortgage-backed securities (1)	82,994	651	(122)	83,523
Collateralized loan obligations	52,822	50	(1,118)	51,754
	$412,559	$9,792	$(1,780)	$420,571

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$45,442	$1,736	$—	$47,178
Collateralized mortgage obligations (1)	180,899	1,651	(629)	181,921
Mortgage-backed securities (1)	73,038	225	(233)	73,030
Asset-backed securities (2)	17,551	66	(17)	17,600
Collateralized loan obligations	64,939	21	(128)	64,832
Corporate notes and other investments	15,300	—	(1,283)	14,017
	$397,169	$3,699	$(2,290)	$398,578

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

Investment securities with an amortized cost of approximately $232,206 and $148,257 as of December 31, 2020 and 2019, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of investment securities available for sale as of December 31, 2020, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	2020
	Amortized Cost	Fair Value
Due after five years through ten years	$14,343	$14,474
Due after ten years	179,884	181,612
	194,227	196,086
Collateralized mortgage obligations and mortgage-backed securities	218,332	224,485
	$412,559	$420,571

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The details of the sales of investment securities for the years ended December 31, 2020, 2019 and 2018 are summarized in the following table.

	2020	2019	2018
Proceeds from sales	$139,819	$198,699	$75,401
Gross gains on sales	1,801	1,046	101
Gross losses on sales	1,724	1,133	364
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2020 and 2019.

	2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$48,752	$(514)	$—	$—	$48,752	$(514)
Collateralized mortgage obligations	9,275	(26)	—	—	9,275	(26)
Mortgage-backed securities	14,183	(122)	—	—	14,183	(122)
Collateralized loan obligations	14,667	(206)	32,026	(912)	46,693	(1,118)
	$86,877	$(868)	$32,026	$(912)	$118,903	$(1,780)

	2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
Collateralized mortgage obligations	$54,521	$(335)	$35,546	$(294)	$90,067	$(629)
Mortgage-backed securities	45,132	(174)	4,687	(59)	49,819	(233)
Asset-backed securities	3,641	(4)	7,075	(13)	10,716	(17)
Collateralized loan obligations	42,823	(128)	—	—	42,823	(128)
Corporate notes	4,499	(501)	9,518	(782)	14,017	(1,283)
	$150,616	$(1,142)	$56,826	$(1,148)	$207,442	$(2,290)
As of December 31, 2020, the available for sale investment securities with unrealized losses included 19 state and political subdivisions, three collateralized mortgage obligations, two mortgage-backed securities and eight collateralized loan obligations. The Company believes the unrealized losses on investment securities available for sale as of December 31, 2020 were due to market conditions, including interest rate fluctuations, rather than reduced estimated cash flows. The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have OTTI as of December 31, 2020.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2020 and 2019.

	2020	2019
Commercial	$603,599	$431,044
Real estate:
Construction, land and land development	236,093	264,193
1-4 family residential first mortgages	58,912	54,475
Home equity	9,444	12,380
Commercial	1,373,007	1,175,024
Consumer and other	5,694	6,787
	2,286,749	1,943,903
Net unamortized fees and costs	(6,174)	(2,240)
	$2,280,575	$1,941,663
Included in commercial loans at December 31, 2020, were $180,757 of loans originated in the PPP, which was established by the CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic. The PPP is administered by the SBA. PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. No allowance for loan losses has been allocated to PPP loans.

The loan portfolio included $1,605,525 and $1,331,393 of fixed-rate loans and $681,224 and $612,510 of variable-rate loans as of December 31, 2020 and 2019, respectively.

Real estate loans of approximately $1,010,000 and $910,000 were pledged as security for FHLB advances as of December 31, 2020 and 2019, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2020 or 2019. Loan transactions with related parties were as follows for the years ended December 31, 2020 and 2019.

	2020	2019
Balance, beginning of year	$133,661	$153,476
New loans	6,170	4,934
Repayments	(6,909)	(24,749)
Effect of change in composition of related parties	(13,322)	—
Balance, end of year	$119,600	$133,661

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$91	$91	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	377	377	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	—	—	—	5	5	—
Consumer and other	—	—	—	—	—	—
	377	377	—	538	538	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	15,817	15,817	3,000	—	—	—
Consumer and other	—	—	—	—	—	—
	15,817	15,817	3,000	—	—	—
Total:
Commercial	—	—	—	91	91	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	377	377	—	411	411	—
Home equity	—	—	—	31	31	—
Commercial	15,817	15,817	3,000	5	5	—
Consumer and other	—	—	—	—	—	—
Total impaired loans	$16,194	$16,194	$3,000	$538	$538	$—

The balance of impaired loans was composed of loans to two and six different borrowers, as of December 31, 2020 and 2019, respectively. As of December 31, 2020, $377 of total impaired loans to one of the borrowers was also considered impaired as of December 31, 2019. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2020, 2019 and 2018.

	December 31, 2020		December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$42	$2	$687	$39	$738	$—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	392	5	73	6	113	—
Home equity	2	—	34	2	122	6
Commercial	3,659	17	384	22	600	—
Consumer and other	—	—	—	—	—	—
	4,095	24	1,178	69	1,573	6
With an allowance recorded:
Commercial	339	—	7	—	1	—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	15	—
Commercial	1,217	—	58	6	109	—
Consumer and other	—	—	—	—	—	—
	1,556	—	65	6	125	—
Total:
Commercial	381	2	694	39	739	—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	392	5	73	6	113	—
Home equity	2	—	34	2	137	6
Commercial	4,876	17	442	28	709	—
Consumer and other	—	—	—	—	—	—
Total impaired loans	$5,651	$24	$1,243	$75	$1,698	$6
Interest income forgone on impaired loans was $235, $25 and $96, respectively, during the years ended December 31, 2020, 2019 and 2018.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2020 and 2019.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$18	$—	$—	$18	$603,581	$—	$603,599
Real estate:
Construction, land and
land development	—	—	—	—	236,093	—	236,093
1-4 family residential
first mortgages	—	—	—	—	58,535	377	58,912
Home equity	—	—	—	—	9,444	—	9,444
Commercial	—	—	—	—	1,357,190	15,817	1,373,007
Consumer and other	—	—	—	—	5,694	—	5,694
Total	$18	$—	$—	$18	$2,270,537	$16,194	$2,286,749

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$430,953	$91	$431,044
Real estate:
Construction, land and
land development	—	—	—	—	264,193	—	264,193
1-4 family residential
first mortgages	76	—	—	76	53,988	411	54,475
Home equity	—	—	—	—	12,349	31	12,380
Commercial	—	152	—	152	1,174,867	5	1,175,024
Consumer and other	—	—	—	—	6,787	—	6,787
Total	$76	$152	$—	$228	$1,943,137	$538	$1,943,903

TDR loans totaled $0 and $4 as of December 31, 2020 and 2019, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the years ended December 31, 2020 and 2019 and one loan modification considered to be TDR that occurred during the year ended December 31, 2018. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2020, 2019 and 2018, totaled $0, $0 and $560, respectively. The financial impact of charge-offs or specific reserves for these modified loans was immaterial.

TDR loans that have been modified within the twelve months ended December 31, 2020, 2019 and 2018, which have subsequently had a payment default, totaled $0, $0 and $544, respectively. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators in consultation with FASB issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

At December 31, 2020, COVID-19-related loan modifications totaled $139,940. The modifications primarily include a deferral of principal and/or interest payments. Expiration of the deferrals range from January 2021 through June 2021. Modifications have been made for hotel loans totaling $64,449, movie theater loans totaling $17,863, mixed-use commercial real estate loans totaling $38,177 and other commercial and commercial real estate loans totaling $19,451 as of December 31, 2020. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms, except for one borrower relationship classified as impaired.

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2020 and 2019.

	December 31, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$601,806	$992	$801	$—	$603,599
Real estate:
Construction, land and land development	236,035	58	—	—	236,093
1-4 family residential first mortgages	57,680	609	623	—	58,912
Home equity	9,113	331	—	—	9,444
Commercial	1,331,780	24,725	16,502	—	1,373,007
Consumer and other	5,694	—	—	—	5,694
Total	$2,242,108	$26,715	$17,926	$—	$2,286,749

	December 31, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$410,070	$18,680	$2,294	$—	$431,044
Real estate:
Construction, land and land development	264,132	61	—	—	264,193
1-4 family residential first mortgages	52,168	1,841	466	—	54,475
Home equity	12,349	—	31	—	12,380
Commercial	1,146,472	28,475	77	—	1,175,024
Consumer and other	6,787	—	—	—	6,787
Total	$1,891,978	$49,057	$2,868	$—	$1,943,903
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

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2020, 2019 and 2018.

	2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	103	—	72	4	12	11	202
Provision (1)	740	259	72	(16)	10,958	(13)	12,000
Ending balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436

	2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(452)	—	—	—	—	—	(452)
Recoveries	290	—	14	74	12	8	398
Provision (1)	529	(9)	(48)	(118)	252	(6)	600
Ending balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235

	2018
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,866	$2,213	$319	$186	$9,770	$76	$16,430
Charge-offs	(208)	—	—	(24)	—	(3)	(235)
Recoveries	673	—	18	24	13	16	744
Provision (1)	(823)	171	(87)	(15)	518	(14)	(250)
Ending balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
(1)The negative provisions for the various segments are either related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2020 and 2019.

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,718	2,634	360	114	18,535	75	26,436
Total	$4,718	$2,634	$360	$114	$21,535	$75	$29,436

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,875	2,375	216	127	10,565	77	17,235
Total	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2020 and 2019.

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$377	$—	$15,817	$—	$16,194
Collectively evaluated for impairment	603,599	236,093	58,535	9,444	1,357,190	5,694	2,270,555
Total	$603,599	$236,093	$58,912	$9,444	$1,373,007	$5,694	$2,286,749

	December 31, 2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$91	$—	$411	$31	$5	$—	$538
Collectively evaluated for impairment	430,953	264,193	54,064	12,349	1,175,019	6,787	1,943,365
Total	$431,044	$264,193	$54,475	$12,380	$1,175,024	$6,787	$1,943,903

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2020 and 2019.

	2020	2019
Land	$5,427	$4,176
Buildings	14,287	13,834
Right-of-use assets under operating leases	7,463	8,870
Leasehold improvements	3,996	3,963
Furniture and equipment	8,808	8,592
	39,981	39,435
Accumulated depreciation	(10,904)	(9,755)
	$29,077	$29,680

Note 6. Operating Leases

The Company leases real estate for its main office, nine branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2021 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining lives of the lease terms used in the measurement of the operating lease liability were 7.1 years and 7.7 years as of December 31, 2020 and 2019, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of this accounting standard and as of the lease commencement date for leases entered into subsequent to January 1, 2019. The weighted average discount rates used in the measurement of the operating lease liabilities were 3.20 percent and 3.17 percent as of December 31, 2020 and 2019, respectively.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $7,686 and $9,102 are included in other liabilities as of December 31, 2020 and 2019, respectively. Rent expense related to these leases was $1,673, $1,630 and $1,540, for the years ended December 31, 2020, 2019 and 2018, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2020.

2021	$1,627
2022	1,583
2023	1,565
2024	910
2025	588
Thereafter	2,384
Total lease payments	8,657
Less: present value discount	(971)
Present value of lease liabilities	$7,686

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2020.

2021	$151,184
2022	14,665
2023	7,186
2024	2,216
2025	877
$176,128
Short-term brokered time deposits totaled zero and $50,000 as of December 31, 2020 and 2019, respectively. Time deposits as of December 31, 2020 and 2019, included $71,286 and $95,889, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Also included in total deposits as of December 31, 2020 and 2019, were $85,348 and $95,618, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $304,077 and $235,411, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Note 8. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2020, the interest rate was 3.29 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2020, including amortization of issuance costs, was 3.35 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures are reported net of unamortized debt issuance costs of $167 and $181 as of December 31, 2020 and 2019, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as additional Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 9. Federal Home Loan Bank and Other Borrowings

The following table presents the terms of all FHLB advances as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
	Balance	Rate	Rate (1)	Balance	Rate	Rate (1)
Fixed-rate advances maturing:
2020	$—	—%	—%	$125,000	1.87%	2.21%
2021	175,000	0.35%	2.27%	—	—%	—%
Variable-rate advances maturing:
2020	—	—%	—%	55,000	2.27%	4.46%
	175,000	0.35%	2.27%	180,000	1.99%	2.90%
Discount for modification	—			(635)
FHLB advances, net of discount	$175,000			$179,365
(1)The effective interest rate includes adjustments for discount amortization and interest rate swap terms, if applicable.

Fixed-rate advances are short-term advances with maturities of 1 to 3 months. The Company has interest rate swaps related to the interest cash flows of these rolling short-term FHLB advances. See Note 11 for additional information on interest rate swaps hedging FHLB advances.

Variable-rate advances were long-term advances. These advances were modified in prior years to extend their terms and to convert the borrowings to a variable rate. In connection with these modifications, the Company paid a prepayment fee which was amortized and recognized as interest expense over the remaining terms of the advances. For the years ended December 31, 2020, 2019 and 2018, the Company amortized $635, $1,486 and $1,496, respectively, of interest expense related to the discount.
The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $378,000 at the FHLB as of December 31, 2020.

As of December 31, 2020, West Bank had arrangements that would allow it to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2020, there were no amounts outstanding under these arrangements.

West Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2020, approximately $36,174 of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding at December 31, 2020.

Note 10. Long-Term Debt

In May 2017, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $25,000. The borrowing was used to make a capital injection into West Bank in May 2017. In June 2019, the Company modified the principal payment requirements of the credit agreement. Under the terms of the modification, required quarterly principal payments of $625 resumed in August 2020, with the balance due in May 2022. The Company may make additional principal payments without penalty. Interest under the term note is payable quarterly. The interest rate is variable at 1.95 percent plus 30-day LIBOR, which totaled 2.10 percent as of December 31, 2020. In the event of default, the commercial bank may accelerate payment of the loan. The outstanding balance was $10,000 and $11,250 as of December 31, 2020 and 2019, respectively. The note is secured by 100 percent of West Bank’s stock.

West Bank’s special purpose subsidiary has a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of one percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2020 and 2019.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Future required principal payments for long-term debt as of December 31, 2020 are shown in the table below.

2021	$2,537
2022	7,535
2023	—
2024	—
2025	—
Thereafter	11,486
$21,558
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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $305,000 and $335,000 at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had swaps with a total notional amount of $175,000 that hedge the interest payments of rolling fixed-rate one- or three-month funding consisting of FHLB advances or brokered deposits. Also, as of December 31, 2020, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

Derivatives Not Designated as Accounting Hedges: To accommodate customer needs, the Company on occasion offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). The interest rate swaps are free-standing derivatives and are recorded at fair value. The Company enters into a floating-rate loan and a fixed-rate swap with our customer. Simultaneously, the Company enters into an offsetting fixed-rate swap with a swap counterparty. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay a swap counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert variable-rate loans to fixed-rate loans. The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments, which do not qualify for hedge accounting.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The table below identifies the balance sheet category and fair values of the Company’s derivative instruments as of December 31, 2020 and 2019.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Floating Rate	Weighted Average Fixed Rate	Weighted Average Maturity - Years
Cash flow hedges:
December 31, 2020
Interest rate swaps	$305,000	$(23,848)	Other Liabilities	0.38%	2.17%	5.0

December 31, 2019
Interest rate swaps	$215,000	$(5,786)	Other Liabilities	1.84%	2.26%	5.5
Interest rate swaps	70,000	403	Other Assets	2.62%	2.37%	5.2
Forward starting interest rate swaps(1)	50,000	(343)	Other Liabilities	—%	1.74%	6.1

Non-hedging derivatives:
December 31, 2020
Interest rate swaps - counterparty	$83,876	$492	Other Assets	2.90%	3.47%	9.8
Interest rate swaps - loan customer	83,876	(492)	Other Liabilities	2.90%	3.47%	9.8
(1) The fixed rate for forward starting swaps represents the fixed rate to be paid beginning on the scheduled start dates of the swaps. No interest payments were required related to these swaps prior to their effective dates.
The following table identifies the pretax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2020, 2019 and 2018.

	Amount of Pretax Gain (Loss) Recognized in OCI	Reclassified from AOCI into Income

Years Ended:		Category	Amount of Gain (Loss)
December 31, 2020	$(22,278)	Interest Expense	$(4,187)
December 31, 2019	$(7,355)	Interest Expense	$142
December 31, 2018	$1,044	Interest Expense	$(105)
The Company estimates there will be approximately $5,456 reclassified from AOCI to interest expense through December 31, 2021. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.
The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of December 31, 2020 and 2019, the Company pledged $24,100 and $6,570, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. The interest rate swap product with the borrowers is cross collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. Income tax returns for the years 2017 through 2020 remain open to examination by federal and state taxing authorities. No material income tax related interest or penalties were recognized during the years ended December 31, 2020, 2019 or 2018.

The following table shows the components of income taxes for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Current:
Federal	$8,773	$5,112	$5,012
State	2,921	1,973	1,907
Deferred:
Federal	(2,564)	(17)	(277)
State	(461)	(16)	(82)
Income taxes	$8,669	$7,052	$6,560
Total income taxes for the years ended December 31, 2020, 2019 and 2018 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, as shown in the following table.

	2020		2019		2018
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$8,690	21.0%	$7,506	21.0%	$7,364	21.0%
State income tax expense, net of
federal income tax benefit	1,846	4.5%	1,543	4.3%	1,425	4.1%
Tax-exempt interest income	(647)	(1.6)%	(804)	(2.2)%	(1,390)	(4.0)%
Nondeductible interest expense to
own tax-exempt securities	88	0.2%	183	0.5%	231	0.7%
Tax-exempt increase in cash value of
life insurance and gains	(125)	(0.3)%	(135)	(0.4)%	(132)	(0.4)%
Stock compensation	97	0.2%	(13)	—%	(219)	(0.6)%
Amended tax returns	—	—%	—	—%	222	0.6%
Federal income tax credits	(1,239)	(3.0)%	(1,265)	(3.5)%	(1,140)	(3.3)%
Other, net	(41)	(0.1)%	37	0.1%	199	0.6%
Income taxes	$8,669	20.9%	$7,052	19.8%	$6,560	18.7%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Net deferred tax assets consisted of the following components as of December 31, 2020 and 2019.

	2020	2019
Deferred tax assets:
Allowance for loan losses	$7,418	$4,309
Net unrealized losses on interest rate swaps	6,010	1,441
Lease liabilities	1,919	2,275
Accrued expenses	352	297
Restricted stock unit compensation	763	832
State net operating loss carryforward	1,197	1,114
Capital loss carryforward	—	3
Other	37	53
	17,696	10,324
Deferred tax liabilities:
Right-of-use assets	1,863	2,218
Deferred loan costs	256	218
Net unrealized gains on securities available for sale	2,019	352
Premises and equipment	801	839
Other	271	219
	5,210	3,846
Net deferred tax assets before valuation allowance	12,486	6,478
Valuation allowance for deferred tax assets	(1,197)	(1,117)
Net deferred tax assets	$11,289	$5,361
As of December 31, 2020, the Company had approximately $29,922 of Iowa net operating loss carryforwards available to offset future Iowa taxable income. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. Iowa net operating loss carryforwards of $9 expired in 2020 and the remainder will expire thereafter.

Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan) was approved by the stockholders in April 2017. The 2017 Plan replaced the West Bancorporation, Inc. 2012 Equity Incentive Plan (the 2012 Plan). Upon approval of the 2017 Plan, the 2012 Plan was frozen, and no new grants were made under that plan. Outstanding awards under the 2012 Plan will continue pursuant to their terms and provisions. The 2017 Plan and the 2012 Plan are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2017 Plan and the type and amount of any such awards. All employees and directors of, and service providers to, the Company and its subsidiary are eligible to become participants in the 2017 Plan, except that nonemployees may not be granted incentive stock options. Under the terms of the 2017 Plan, the Company may grant a total of 800,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2020, 338,035 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

Under the 2017 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2020 under the 2017 and 2012 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. RSUs granted to employees vest 20 percent per year over a five year period, and RSUs granted to directors vest after one year. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2017 and 2012 Plans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table includes a summary of nonvested RSU activity for the years ended December 31, 2020, 2019 and 2018.

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	380,600	$21.52	354,350	$22.13	339,300	$19.55
Granted	147,465	15.38	154,000	20.00	136,500	25.81
Vested	(137,800)	21.09	(127,750)	21.38	(121,450)	19.05
Forfeited	—	—	—	—	—	—
Nonvested shares, ending balance	390,265	$19.35	380,600	$21.52	354,350	$22.13
The fair value of RSU awards that vested during 2020, 2019 and 2018 was $2,150, $2,540 and $3,144, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,312, $2,993 and $2,741 for the years ended December 31, 2020, 2019 and 2018, respectively. The tax expense related to vesting of RSUs totaled $116 for the year ended December 31, 2020. The tax benefit related to the vesting of RSUs totaled $15 and $261, respectively, for the years ended December 31, 2019 and 2018. As of December 31, 2020, there was $3,524 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.6 years.

Note 14. 401(k) Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees. Matching and discretionary contributions are determined annually by the Board of Directors. The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the years ended December 31, 2020, 2019 and 2018. Total matching and discretionary contribution expense for the years ended December 31, 2020, 2019 and 2018, totaled $1,256, $1,107 and $1,040, respectively.

As of December 31, 2020 and 2019, the plan held 340,047 and 328,881 shares, respectively, of the Company’s common stock. These shares are included in the computation of earnings per share.  Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of AOCI, net of tax, for the years ended December 31, 2020, 2019 and 2018.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2017	$(2,237)	$345	$(1,892)
Transfer of securities held to maturity to securities
available for sale	273	—	273
Other comprehensive income (loss) before reclassifications	(5,856)	784	(5,072)
Amounts reclassified from accumulated other
comprehensive income	172	75	247
Net current period other comprehensive income (loss)	(5,411)	859	(4,552)
Reclassification of stranded tax effects	(475)	105	(370)
Balance, December 31, 2018	(8,123)	1,309	(6,814)
Other comprehensive income (loss) before reclassifications	9,115	(5,517)	3,598
Amounts reclassified from accumulated other
comprehensive income	65	(110)	(45)
Net current period other comprehensive income (loss)	9,180	(5,627)	3,553
Balance, December 31, 2019	1,057	(4,318)	(3,261)
Other comprehensive income (loss) before reclassifications	4,994	(16,653)	(11,659)
Amounts reclassified from accumulated other
comprehensive income	(57)	3,131	3,074
Net current period other comprehensive income (loss)	4,937	(13,522)	(8,585)
Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements. The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2020.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s and West Bank’s capital ratios are presented in the following table as of December 31, 2020 and 2019.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$284,977	11.45%	$199,092	8.00%	$261,308	10.50%	$248,865	10.00%
West Bank	290,677	11.69%	198,995	8.00%	261,181	10.50%	248,744	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	255,541	10.27%	149,319	6.00%	211,535	8.50%	199,092	8.00%
West Bank	261,241	10.50%	149,246	6.00%	211,431	8.50%	198,995	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,541	9.46%	111,989	4.50%	174,205	7.00%	161,762	6.50%
West Bank	261,241	10.50%	111,935	4.50%	174,120	7.00%	161,683	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	255,541	8.66%	118,053	4.00%	118,053	4.00%	147,567	5.00%
West Bank	261,241	8.86%	117,946	4.00%	117,946	4.00%	147,433	5.00%

As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)
Consolidated	$252,316	11.40%	$177,013	8.00%	$232,330	10.50%	$221,267	10.00%
West Bank	259,644	11.74%	176,970	8.00%	232,273	10.50%	221,212	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,081	10.62%	132,760	6.00%	188,077	8.50%	177,013	8.00%
West Bank	242,409	10.96%	132,727	6.00%	188,030	8.50%	176,970	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	215,081	9.72%	99,570	4.50%	154,887	7.00%	143,823	6.50%
West Bank	242,409	10.96%	99,546	4.50%	154,849	7.00%	143,788	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	235,081	9.53%	98,693	4.00%	98,693	4.00%	123,366	5.00%
West Bank	242,409	9.83%	98,656	4.00%	98,656	4.00%	123,320	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2020, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s tangible common equity ratio was 7.02 percent and 8.56 percent at December 31, 2020 and 2019, respectively. The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2020 and 2019, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

Required reserve balances:  Prior to March 26, 2020, West Bank was required to maintain an average reserve balance with the Federal Reserve Bank. The required reserve balance, which was included in cash and due from banks, was approximately $4,836 as of December 31, 2019. On March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement was reduced to zero.

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following approximate amounts as of December 31, 2020 and 2019.

	2020	2019
Commitments to extend credit	$832,590	$672,117
Standby letters of credit	23,295	8,029
	$855,885	$680,146
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year. Commitments to extend credit of approximately $132,834 at December 31, 2020, expire beyond one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary. In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment. The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above. If the commitment is funded, West Bank would be entitled to seek recovery from the customer. At December 31, 2020 and 2019, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. The outstanding balance of mortgage loans sold under the MPF Program was $43,847 and $63,409 at December 31, 2020 and 2019, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $3,505 and $2,042 as of December 31, 2020 and 2019, respectively.

During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a commitment of $8,324 as of December 31, 2020.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Concentrations of credit risk:  Substantially all of the Company’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4. The distribution by type of loan of commitments to extend credit approximates the distribution by type of loan of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

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

The Company’s policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during 2020 or 2019.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Investment securities available for sale: When available, quoted market prices are used to determine the fair value of investment securities (Level 1). If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable (Level 2). The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, yield curves, credit spreads, prices from market makers and live trading systems. For the corporate bond portfolio, the Company has elected to use a matrix pricing model as a practical expedient to individual quoted market prices.

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

Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges, as well as interest rate swaps which are accounted for as non-hedging derivatives. The Company’s derivative positions are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or nonbinding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2020 and 2019.

	2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$144,332	$—	$144,332	$—
Collateralized mortgage obligations	140,962	—	140,962	—
Mortgage-backed securities	83,523	—	83,523	—
Collateralized loan obligations	51,754	—	51,754	—
Derivative instrument, interest rate swap	492	—	492	—

Financial liabilities:
Derivative instrument, interest rate swap	$24,340	$—	$24,340	$—

	2019
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Investment securities available for sale:
State and political subdivisions	$47,178	$—	$47,178	$—
Collateralized mortgage obligations	181,921	—	181,921	—
Mortgage-backed securities	73,030	—	73,030	—
Asset-backed securities	17,600	—	17,600	—
Collateralized loan obligations	64,832	—	64,832	—
Corporate notes	14,017	—	14,017	—
Derivative instrument, interest rate swap	403	—	403	—

Financial liabilities:
Derivative instrument, interest rate swap	$6,129	$—	$6,129	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2020, there was $12,817 in impaired loans that had a fair value adjustment. As of December 31, 2019, there were no impaired loans with a fair value adjustment. Impaired loans are classified within Level 3 of the fair value hierarchy.

In determining the estimated net realizable value of the underlying collateral of impaired loans, the Company primarily uses third-party appraisals or broker opinions which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration of variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions, the Company considers the fair value of impaired loans to be highly sensitive to changes in market conditions.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020.

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal of collateral	Appraisal adjustment	7% selling costs

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2020 and 2019.

	December 31, 2020
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$77,693	$77,693	$77,693	$—	$—
Federal funds sold	318,742	318,742	318,742	—	—
Investment securities available for sale	420,571	420,571	—	420,571	—
Federal Home Loan Bank stock	11,723	11,723	11,723	—	—
Loans, net	2,251,139	2,329,684	—	2,316,867	12,817
Accrued interest receivable	11,231	11,231	11,231	—	—
Interest rate swaps	492	492	—	492	—
Financial liabilities:
Deposits	$2,700,994	$2,701,833	$—	$2,701,833	$—
Federal funds purchased	5,375	5,375	5,375	—	—
Subordinated notes, net	20,452	17,349	—	17,349	—
Federal Home Loan Bank advances, net	175,000	175,000	—	175,000	—
Long-term debt, net	21,558	21,556	—	21,556	—
Accrued interest payable	939	939	939	—	—
Interest rate swap	24,340	24,340	—	24,340	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

	December 31, 2019
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,808	$37,808	$37,808	$—	$—
Federal funds sold	15,482	15,482	15,482	—	—
Investment securities available for sale	398,578	398,578	—	398,578	—
Federal Home Loan Bank stock	12,491	12,491	12,491	—	—
Loans, net	1,924,428	1,941,208	—	1,941,208	—
Accrued interest receivable	7,134	7,134	7,134	—	—
Interest rate swaps	403	403	—	403	—
Financial liabilities:
Deposits	$2,014,756	$2,015,427	$—	$2,015,427	$—
Federal funds purchased	2,660	2,660	2,660	—	—
Subordinated notes, net	20,438	18,568	—	18,568	—
Federal Home Loan Bank advances, net	179,365	179,365	—	179,365	—
Long-term debt, net	22,925	22,910	—	22,910	—
Accrued interest payable	2,070	2,070	2,070	—	—
Interest rate swap	6,129	6,129	—	6,129	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2020 and 2019
	2020	2019
ASSETS
Cash	$4,463	$4,122
Investment in West Bank	250,481	239,147
Investment in West Bancorporation Capital Trust I	619	619
Other assets	128	6
Total assets	$255,691	$243,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$1,544	$386
Subordinated notes, net	20,452	20,438
Long-term debt	10,000	11,250
Total liabilities	31,996	32,074
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	28,823	27,260
Retained earnings	203,718	184,821
Accumulated other comprehensive loss	(11,846)	(3,261)
Total stockholders’ equity	223,695	211,820
Total liabilities and stockholders’ equity	$255,691	$243,894

Statements of Income
Years Ended December 31, 2020, 2019 and 2018
	2020	2019	2018
Operating income:
Equity in net income of West Bank	$34,069	$30,205	$30,282
Equity in net income of West Bancorporation Capital Trust I	25	35	33
Other income	3	—	—
Total operating income	34,097	30,240	30,315
Operating expenses:
Interest on subordinated notes	1,016	1,022	1,076
Interest on long-term debt	283	519	750
Other expenses	550	498	530
Total operating expenses	1,849	2,039	2,356
Income before income taxes	32,248	28,201	27,959
Income tax benefits	(464)	(489)	(549)
Net income	$32,712	$28,690	$28,508

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$32,712	$28,690	$28,508
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(34,069)	(30,205)	(30,282)
Equity in net income of West Bancorporation Capital Trust I	(25)	(35)	(33)
Dividends received from West Bank	16,800	19,200	22,300
Dividends received from West Bancorporation Capital Trust I	25	35	33
Amortization	13	13	13
Deferred income taxes	2	43	—
Change in assets and liabilities:
Increase (decrease) in other assets	(3)	28	107
Increase (decrease) in accrued expenses and other liabilities	(49)	(20)	25
Net cash provided by operating activities	15,406	17,749	20,671
Cash Flows from Financing Activities:
Principal payments on long-term debt	(1,250)	(4,000)	(7,250)
Common stock cash dividends	(13,815)	(13,578)	(12,696)
Net cash used in financing activities	(15,065)	(17,578)	(19,946)
Net increase in cash	341	171	725
Cash:
Beginning	4,122	3,951	3,226
Ending	$4,463	$4,122	$3,951

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 20. Selected Quarterly Financial Data (unaudited)

	2020
Three months ended	March 31	June 30	September 30	December 31
Interest income	$25,220	$24,657	$24,610	$25,746
Interest expense	6,756	3,910	3,478	3,256
Net interest income	18,464	20,747	21,132	22,490
Provision for loan losses	1,000	3,000	4,000	4,000
Net interest income after provision for loan losses	17,464	17,747	17,132	18,490
Noninterest income	2,520	1,775	3,203	2,104
Noninterest expense	9,663	9,417	10,059	9,915
Income before income taxes	10,321	10,105	10,276	10,679
Income taxes	2,232	2,136	2,176	2,125
Net income	$8,089	$7,969	$8,100	$8,554

Basic earnings per common share	$0.49	$0.48	$0.49	$0.52
Diluted earnings per common share	$0.49	$0.48	$0.49	$0.52

	2019
Three months ended	March 31	June 30	September 30	December 31
Interest income	$23,651	$24,335	$25,612	$25,077
Interest expense	7,762	8,297	8,496	7,690
Net interest income	15,889	16,038	17,116	17,387
Provision for loan losses	—	—	300	300
Net interest income after provision for loan losses	15,889	16,038	16,816	17,087
Noninterest income	2,119	1,999	2,158	2,042
Noninterest expense	9,544	9,750	9,536	9,576
Income before income taxes	8,464	8,287	9,438	9,553
Income taxes	1,565	1,629	1,912	1,946
Net income	$6,899	$6,658	$7,526	$7,607

Basic earnings per common share	$0.42	$0.41	$0.46	$0.46
Diluted earnings per common share	$0.42	$0.41	$0.46	$0.46

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2020 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code of Conduct is available at the Investor Relations, Overview, Corporate Governance section of the Company’s website at www.westbankstrong.com, and the Company intends to satisfy its disclosure requirement by this reference. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct with respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and persons performing similar functions, by posting such information on our website.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2022 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Steven T. Schuler, Chair, David R. Milligan, James W. Noyce and Therese M. Vaughan. The Board of Directors has determined that Mr. Schuler, Mr. Noyce and Dr. Vaughan are audit committee financial experts. The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402 and Item 407(e)(4) of Regulation S-K can be found under the captions “Governance and Board of Directors— Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required pursuant to Item 201(d) of Regulation S-K can be found under the captions Proposal 3. Approve the West Bancorporation, Inc. 2021 Equity Incentive Plan” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference
The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Change in Control Agreements” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Proposal 4. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement on Form DEF 14A, which was filed with the SEC on March 1, 2021, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits and financial statement schedules of the Company are filed as part of this report:

(a)1. Financial Statements
The consolidated financial statements that appear in Item 8 of this Form 10-K are incorporated herein by reference.

2. Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-K on March 1, 2017)
3.2	Amended and Restated Bylaws of West Bancorporation, Inc. as of January 23, 2019 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on January 24, 2019)
4	Description of Capital Stock (incorporated herein by reference to Exhibit 4 filed with the Form 10-K on February 27, 2020)
10.1*	West Bancorporation, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 7, 2012)
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
10.9*
Amendment No. 1 to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2015 (incorporated herein by reference to Exhibit 10.1 filed with the Form 10-Q/A on August 11, 2020)

10.10*
Amendment No. 2 to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2016 (incorporated herein by reference to Exhibit 10.2 filed with the Form 10-Q/A on August 11, 2020)

10.11*
Amendment No. 3 to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective January 1, 2018 (incorporated herein by reference to Exhibit 10.3 filed with the Form 10-Q/A on August 11, 2020)

10.12*
Interim Amendment to West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, Effective April 1, 2018 (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-Q/A on August 11, 2020)

10.13*	West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed on March 1, 2017)

West Bancorporation, Inc. and Subsidiary

10.14*	Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.2 filed with the Form S-8 on April 28, 2017)
10.15*	Form of Restricted Stock Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 filed with the Form S-8 on April 28, 2017)
10.16*
Form of Nonqualified Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 filed with the Form S-8 on April 28, 2017)

10.17*
Form of Incentive Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 filed with the Form S-8 on April 28, 2017)

10.18*
Form of Stock Appreciation Right Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 filed with the Form S-8 on April 28, 2017)

10.19*	Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan
10.20*	Form of Performance Based Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan
10.21*	First Amendment to the West Bancorporation, Inc. 2012 Equity Incentive Plan dated April 26, 2017 (incorporated herein by reference to Exhibit 10.15 filed with the Form 10-K on March 1, 2018)
10.22	Amended and Restated Lease Agreement Dated February 20, 2018 (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 1, 2018)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

West Bancorporation, Inc. and Subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

March 1, 2021	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2021	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

March 1, 2021	By:	/s/ Douglas R. Gulling
Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

March 1, 2021	By:	/s/ Jane M. Funk
Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

BOARD OF DIRECTORS

March 1, 2021	By:	/s/ James W. Noyce
James W. Noyce
Chairman of the Board

March 1, 2021	By:	/s/ Patrick J. Donovan
Patrick J. Donovan

March 1, 2021	By:	/s/ Steven K. Gaer
Steven K. Gaer

West Bancorporation, Inc. and Subsidiary

March 1, 2021	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

March 1, 2021	By:	/s/ Sean P. McMurray
Sean P. McMurray

March 1, 2021	By:	/s/ David R. Milligan
David R. Milligan

March 1, 2021	By:	/s/ George D. Milligan
George D. Milligan

March 1, 2021	By:	/s/ Lou Ann Sandburg
Lou Ann Sandburg

March 1, 2021	By:	/s/ Steven T. Schuler
Steven T. Schuler

March 1, 2021	By:	/s/ Therese M. Vaughan
Therese M. Vaughan

March 1, 2021	By:	/s/ Philip Jason Worth
Philip Jason Worth