Form 10-Q
period 2021-03-31
WEST BANCORPORATION INC
filed 2021-04-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Yes  ☐                      No  ☒

As of April 28, 2021, there were 16,554,846 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$23,570	$77,693
Federal funds sold	301,919	318,742
Cash and cash equivalents	325,489	396,435
Securities available for sale, at fair value	447,152	420,571
Federal Home Loan Bank stock, at cost	12,414	11,723
Loans	2,303,999	2,280,575
Allowance for loan losses	(30,008)	(29,436)
Loans, net	2,273,991	2,251,139
Premises and equipment, net	29,308	29,077
Accrued interest receivable	12,708	11,231
Bank-owned life insurance	42,906	42,686
Deferred tax assets, net	9,737	11,289
Other assets	19,201	11,593
Total assets	$3,172,906	$3,185,744

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$691,329	$696,731
Interest-bearing demand	466,913	553,881
Savings	1,318,536	1,274,254
Time of $250 or more	45,844	46,907
Other time	159,471	129,221
Total deposits	2,682,093	2,700,994
Federal funds purchased	4,060	5,375
Subordinated notes, net	20,455	20,452
Federal Home Loan Bank advances	175,000	175,000
Long-term debt	20,919	21,558
Accrued expenses and other liabilities	35,850	38,670
Total liabilities	2,938,377	2,962,049
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,540,381 and 16,469,272 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,000	3,000
Additional paid-in capital	28,243	28,823
Retained earnings	211,847	203,718
Accumulated other comprehensive loss	(8,561)	(11,846)
Total stockholders' equity	234,529	223,695
Total liabilities and stockholders' equity	$3,172,906	$3,185,744
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Interest income:
Loans, including fees	$24,038	$22,311
Securities:
Taxable	1,645	2,383
Tax-exempt	558	297
Federal funds sold	69	229
Total interest income	26,310	25,220
Interest expense:
Deposits	1,877	5,046
Federal funds purchased	1	16
Subordinated notes	249	255
Federal Home Loan Bank advances	983	1,309
Long-term debt	79	130
Total interest expense	3,189	6,756
Net interest income	23,121	18,464
Provision for loan losses	500	1,000
Net interest income after provision for loan losses	22,621	17,464
Noninterest income:
Service charges on deposit accounts	582	603
Debit card usage fees	442	382
Trust services	652	463
Increase in cash value of bank-owned life insurance	220	158
Loan swap fees	—	586
Realized securities gains (losses), net	4	(6)
Other income	565	334
Total noninterest income	2,465	2,520
Noninterest expense:
Salaries and employee benefits	5,608	5,284
Occupancy	1,228	1,213
Data processing	602	630
FDIC insurance	404	237
Professional fees	283	239
Director fees	191	234
Other expenses	1,955	1,826
Total noninterest expense	10,271	9,663
Income before income taxes	14,815	10,321
Income taxes	3,063	2,232
Net income	$11,752	$8,089

Basic earnings per common share	$0.71	$0.49
Diluted earnings per common share	$0.70	$0.49
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$11,752	$8,089
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(8,338)	192
Plus: reclassification adjustment for net (gains) losses realized in net income	(4)	6
Income tax (expense) benefit	2,102	(49)
Other comprehensive income (loss) on securities	(6,240)	149
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	7,763	(21,258)
Plus: reclassification adjustment for net losses on derivatives realized in net income	4,970	325
Plus: reclassification adjustment for amortization of derivative termination costs	—	16
Income tax (expense) benefit	(3,208)	5,229
Other comprehensive income (loss) on derivatives	9,525	(15,688)
Total other comprehensive income (loss)	3,285	(15,539)
Comprehensive income (loss)	$15,037	$(7,450)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	11,752	—	11,752
Other comprehensive income, net of tax	—	—	—	—	—	3,285	3,285
Cash dividends declared, $0.22 per common share	—	—	—	—	(3,623)		(3,623)
Stock-based compensation costs	—	—	—	633	—	—	633
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	71,109	—	(1,213)	—	—	(1,213)
Balance, March 31, 2021	$—	16,540,381	$3,000	$28,243	$211,847	$(8,561)	$234,529

	Three Months Ended March 31, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	8,089	—	8,089
Other comprehensive loss, net of tax	—	—	—	—	—	(15,539)	(15,539)
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,440)	—	(3,440)
Stock-based compensation costs	—	—	—	512	—	—	512
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	67,520	—	(749)	—	—	(749)
Balance, March 31, 2020	$—	16,447,272	$3,000	$27,023	$189,470	$(18,800)	$200,693

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$11,752	$8,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	1,000
Net amortization and accretion	382	668
Securities (gains) losses, net	(4)	6
Stock-based compensation	633	512
Increase in cash value of bank-owned life insurance	(220)	(158)
Depreciation	373	375
Deferred income taxes	446	265
Change in assets and liabilities:
Increase in accrued interest receivable	(1,477)	(424)
Increase in other assets	(2,883)	(451)
Increase in accrued expenses and other liabilities	5,547	530
Net cash provided by operating activities	15,049	10,412
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	18,775	39,077
Proceeds from maturities and calls of securities available for sale	18,577	14,071
Purchases of securities available for sale	(72,650)	(27,190)
Purchases of Federal Home Loan Bank stock	(856)	(4,294)
Proceeds from redemption of Federal Home Loan Bank stock	165	3,046
Net increase in loans	(23,352)	(52,672)
Purchases of premises and equipment	(963)	(174)
Net cash used in investing activities	(60,304)	(28,136)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(18,901)	5,369
Net increase (decrease) in federal funds purchased	(1,315)	29,680
Principal payments on long-term debt	(639)	(29)
Common stock dividends paid	(3,623)	(3,440)
Restricted stock units withheld for payroll taxes	(1,213)	(749)
Net cash provided by (used in) financing activities	(25,691)	30,831
Net increase (decrease) in cash and cash equivalents	(70,946)	13,107
Cash and Cash Equivalents:
Beginning	396,435	53,290
Ending	$325,489	$66,397

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,531	$6,768
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2021 and December 31, 2020 and net income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2021 and 2020. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of that date and plans to adopt the standard with the amended effective date. The Company does not plan to early adopt this standard, but continues to work through implementation. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on the Company's consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2021 and 2020 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income	$11,752	$8,089

Weighted average common shares outstanding	16,475	16,386
Weighted average effect of restricted stock units outstanding	226	131
Diluted weighted average common shares outstanding	16,701	16,517

Basic earnings per common share	$0.71	$0.49
Diluted earnings per common share	$0.70	$0.49
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	67	157

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$157,661	$2,446	$(4,178)	$155,929
Collateralized mortgage obligations (1)	175,539	4,029	(1,012)	178,556
Mortgage-backed securities (1)	64,442	397	(1,344)	63,495
Collateralized loan obligations	47,840	34	(702)	47,172
Corporate notes	2,000	—	—	2,000
	$447,482	$6,906	$(7,236)	$447,152

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$141,405	$3,441	$(514)	$144,332
Collateralized mortgage obligations (1)	135,338	5,650	(26)	140,962
Mortgage-backed securities (1)	82,994	651	(122)	83,523
Collateralized loan obligations	52,822	50	(1,118)	51,754
	$412,559	$9,792	$(1,780)	$420,571
(1)All collateralized mortgage obligations and mortgage-backed securities consist of residential mortgage pass-through securities and real estate mortgage investment conduits guaranteed by FNMA, FHLMC or GNMA, and commercial mortgage pass-through securities guaranteed by the SBA.

Securities with an amortized cost of approximately $265,001 and $232,206 as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of March 31, 2021, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2021
	Amortized Cost	Fair Value
Due after five years through ten years	$11,330	$11,159
Due after ten years	196,171	193,942
	207,501	205,101
Collateralized mortgage obligations and mortgage-backed securities	239,981	242,051
	$447,482	$447,152

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of securities available for sale for the three months ended March 31, 2021 and 2020 are summarized in the following table.

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$18,775	$39,077
Gross gains on sales	162	899
Gross losses on sales	158	905

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$89,638	$(4,178)	$—	$—	$89,638	$(4,178)
Collateralized mortgage obligations	35,633	(1,012)	—	—	35,633	(1,012)
Mortgage-backed securities	49,744	(1,344)	—	—	49,744	(1,344)
Collateralized loan obligations	—	—	42,128	(702)	42,128	(702)
	$175,015	$(6,534)	$42,128	$(702)	$217,143	$(7,236)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$48,752	$(514)	$—	$—	$48,752	$(514)
Collateralized mortgage obligations	9,275	(26)	—	—	9,275	(26)
Mortgage-backed securities	14,183	(122)	—	—	14,183	(122)
Collateralized loan obligations	14,667	(206)	32,026	(912)	46,693	(1,118)
	$86,877	$(868)	$32,026	$(912)	$118,903	$(1,780)

As of March 31, 2021, securities available for sale with unrealized losses included 34 state and political subdivision securities, six collateralized mortgage obligation securities, six mortgage-backed securities and seven collateralized loan obligation securities. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At March 31, 2021, the Company only owned collateralized loan obligations that were AAA or AA rated. The Company believes the unrealized losses on securities available for sale as of March 31, 2021 were due to market conditions rather than reduced estimated cash flows. At March 31, 2021, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of March 31, 2021.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Commercial	$566,323	$603,599
Real estate:
Construction, land and land development	246,679	236,093
1-4 family residential first mortgages	70,632	58,912
Home equity	7,384	9,444
Commercial	1,414,788	1,373,007
Consumer and other	5,267	5,694
	2,311,073	2,286,749
Net unamortized fees and costs	(7,074)	(6,174)
	$2,303,999	$2,280,575

Included in commercial loans at March 31, 2021 and December 31, 2020, were $151,122 and $180,757, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $1,160,000 and $1,010,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2021 and December 31, 2020, respectively.

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

At March 31, 2021, COVID-19-related loan modifications totaled $109,078. The modifications primarily included a deferral of principal and/or interest payments. Expiration of the deferrals ranged from April 2021 through June 2021. Modifications made for hotel loans totaled $64,449, movie theater loans totaled $17,863 and other commercial and commercial real estate loans totaled $26,766 as of March 31, 2021. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms, except for one borrower relationship classified as impaired.

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to the Company's classification criteria. These loans involve the anticipated potential for payment defaults or collateral inadequacies. A loan on the Watch List is considered impaired when management believes it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the specific component of the allowance for loan losses.

TDR loans totaled $0 as of March 31, 2021 and December 31, 2020. TDR loans are included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2021 and 2020. No TDR loans that were modified within the twelve months preceding March 31, 2021 and 2020 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more. As noted above, COVID-19 related loan modifications are not reported as TDRs.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	371	371	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	371	371	—	377	377	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	15,817	15,817	3,000	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	15,817	15,817	3,000	15,817	15,817	3,000
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	371	371	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	15,817	15,817	3,000	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	$16,188	$16,188	$3,000	$16,194	$16,194	$3,000
The balance of impaired loans at March 31, 2021 and December 31, 2020 was composed of two different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$91	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	374	—	405	—
Home equity	—	—	8	—
Commercial	—	—	1	5
Consumer and other	—	—	—	—
	374	—	505	5
With an allowance recorded:
Commercial	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	—	—	—	—
Commercial	15,817	—	—	—
Consumer and other	—	—	—	—
	15,817	—	—	—
Total:
Commercial	—	—	91	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	374	—	405	—
Home equity	—	—	8	—
Commercial	15,817	—	1	5
Consumer and other	—	—	—	—
	$16,191	$—	$505	$5

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$35	$—	$8,616	$8,651	$557,672	$—	$566,323
Real estate:
Construction, land and
land development	—	—	—	—	246,679	—	246,679
1-4 family residential
first mortgages	—	—	—	—	70,261	371	70,632
Home equity	—	—	—	—	7,384	—	7,384
Commercial	—	—	—	—	1,398,971	15,817	1,414,788
Consumer and other	—	—	—	—	5,267	—	5,267
Total	$35	$—	$8,616	$8,651	$2,286,234	$16,188	$2,311,073

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$18	$—	$—	$18	$603,581	$—	$603,599
Real estate:
Construction, land and
land development	—	—	—	—	236,093	—	236,093
1-4 family residential
first mortgages	—	—	—	—	58,535	377	58,912
Home equity	—	—	—	—	9,444	—	9,444
Commercial	—	—	—	—	1,357,190	15,817	1,373,007
Consumer and other	—	—	—	—	5,694	—	5,694
Total	$18	$—	$—	$18	$2,270,537	$16,194	$2,286,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$564,832	$750	$741	$—	$566,323
Real estate:
Construction, land and land development	246,621	58	—	—	246,679
1-4 family residential first mortgages	69,412	293	927	—	70,632
Home equity	7,202	182	—	—	7,384
Commercial	1,299,518	98,774	16,496	—	1,414,788
Consumer and other	5,267	—	—	—	5,267
Total	$2,192,852	$100,057	$18,164	$—	$2,311,073

	December 31, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$601,806	$992	$801	$—	$603,599
Real estate:
Construction, land and land development	236,035	58	—	—	236,093
1-4 family residential first mortgages	57,680	609	623	—	58,912
Home equity	9,113	331	—	—	9,444
Commercial	1,331,780	24,725	16,502	—	1,373,007
Consumer and other	5,694	—	—	—	5,694
Total	$2,242,108	$26,715	$17,926	$—	$2,286,749

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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	67	—	1	1	3	—	72
Provision (1)	(167)	109	69	(25)	519	(5)	500
Ending balance	$4,618	$2,743	$430	$90	$22,057	$70	$30,008

	Three Months Ended March 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	23	—	70	1	3	1	98
Provision (1)	233	220	(39)	—	586	—	1,000
Ending balance	$4,131	$2,595	$247	$127	$11,154	$78	$18,332
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2021 and December 31, 2020.

	March 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,618	2,743	430	90	19,057	70	27,008
Total	$4,618	$2,743	$430	$90	$22,057	$70	$30,008

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,718	2,634	360	114	18,535	75	26,436
Total	$4,718	$2,634	$360	$114	$21,535	$75	$29,436

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2021 and December 31, 2020.

	March 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$371	$—	$15,817	$—	$16,188
Collectively evaluated for impairment	566,323	246,679	70,261	7,384	1,398,971	5,267	2,294,885
Total	$566,323	$246,679	$70,632	$7,384	$1,414,788	$5,267	$2,311,073

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$377	$—	$15,817	$—	$16,194
Collectively evaluated for impairment	603,599	236,093	58,535	9,444	1,357,190	5,694	2,270,555
Total	$603,599	$236,093	$58,912	$9,444	$1,373,007	$5,694	$2,286,749

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $255,000 and $305,000 at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also as of March 31, 2021, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposits accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000 and subsequent to quarter-end will repay at maturity $50,000 of FHLB advances related to the terminated swaps as a result of excess liquidity and in response to market conditions. Pretax losses of $3,600 were reclassified from accumulated other comprehensive income (AOCI) and recorded in noninterest income at termination.

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

The Company entered into forward-starting interest rate swaps with a total notional amount of $100,000 in January 2021 that were not accounting hedges. These swaps were terminated in March 2021, and the resulting gains of $3,781 were recorded in noninterest income.

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Cash Flow Hedges:
Gross notional amount	$255,000	$305,000
Fair value in other liabilities	(11,115)	(23,848)
Weighted-average floating rate received	0.39%	0.38%
Weighted-average fixed rate paid	2.09%	2.17%
Weighted-average maturity in years	4.9	5.0

Non-Hedging Derivatives:
Gross notional amount	$167,014	$167,752
Fair value in other assets	5,218	492
Fair value in other liabilities	(5,218)	(492)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Pre-tax gain (loss) recognized in other comprehensive income	$7,763	$(21,258)
Reclassification from AOCI into income:
Interest expense	$(1,370)	$(341)
Swap termination losses reclassified to noninterest income	3,600	—

The Company estimates there will be approximately $4,348 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending March 31, 2022 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2021 and December 31, 2020, the Company pledged $8,160 and $24,100, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. As of March 31, 2021 and December 31, 2020, the Company's counterparties pledged $1,470 and $0, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$7,562	$7,418
Net unrealized losses on securities available for sale	83	—
Net unrealized losses on interest rate swaps	2,802	6,010
Lease liabilities	1,846	1,919
Accrued expenses	184	352
Restricted stock unit compensation	385	763
State net operating loss carryforward	1,218	1,197
Other	35	37
	14,115	17,696
Deferred tax liabilities:
Right-of-use assets	1,790	1,863
Net deferred loan fees and costs	257	256
Net unrealized gains on securities available for sale	—	2,019
Premises and equipment	855	801
Other	258	271
	3,160	5,210
Net deferred tax assets before valuation allowance	10,955	12,486
Valuation allowance	(1,218)	(1,197)
Net deferred tax assets	$9,737	$11,289

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2021 and thereafter.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(6,237)	5,807	(430)
Amounts reclassified from accumulated other comprehensive income	(3)	3,718	3,715
Net current period other comprehensive income (loss)	(6,240)	9,525	3,285
Balance, March 31, 2021	$(246)	$(8,315)	$(8,561)

Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	144	(15,942)	(15,798)
Amounts reclassified from accumulated other comprehensive income	5	254	259
Net current period other comprehensive income (loss)	149	(15,688)	(15,539)
Balance, March 31, 2020	$1,206	$(20,006)	$(18,800)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following approximate amounts as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Commitments to extend credit	$822,906	$832,590
Standby letters of credit	21,687	23,295
	$844,593	$855,885

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $39,811 and $43,847 at March 31, 2021 and December 31, 2020, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,505 as of March 31, 2021 and December 31, 2020.

During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a commitment of $8,274 and $8,324 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021.

The following is a description of valuation methodologies used for financial assets and liabilities recorded at fair value on a recurring basis.

Securities available for sale: When available, quoted market prices are used to determine the fair value of securities (Level 1). If quoted market prices are not available, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable (Level 2). The fair values of these securities are determined by pricing models that consider observable market data such as interest rate volatilities, yield curves, credit spreads, prices from market makers and live trading systems.

Management obtains the fair value of securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed the process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of securities by obtaining pricing from an independent financial market data vendor and comparing the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, prices are further validated by management by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$155,929	$—	$155,929	$—
Collateralized mortgage obligations	178,556	—	178,556	—
Mortgage-backed securities	63,495	—	63,495	—
Collateralized loan obligations	47,172	—	47,172	—
Corporate notes	2,000	—	2,000	—
Derivative instruments, interest rate swaps	5,218	—	5,218	—

Financial liabilities:
Derivative instruments, interest rate swaps	$16,333	$—	$16,333	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$144,332	$—	$144,332	$—
Collateralized mortgage obligations	140,962	—	140,962	—
Mortgage-backed securities	83,523	—	83,523	—
Collateralized loan obligations	51,754	—	51,754	—
Derivative instruments, interest rate swaps	492	—	492	—

Financial liabilities:
Derivative instrument, interest rate swap	$24,340	$—	$24,340	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $12,817 for which a fair value adjustment was recorded were classified as Level 3 as of March 31, 2021 and December 31, 2020.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2021.

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal of collateral	Appraisal adjustment	7% selling costs

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,570	$23,570	$23,570	$—	$—
Federal funds sold	301,919	301,919	301,919	—	—
Securities available for sale	447,152	447,152	—	447,152	—
Federal Home Loan Bank stock	12,414	12,414	12,414	—	—
Loans, net	2,273,991	2,343,256	—	2,330,439	12,817
Accrued interest receivable	12,708	12,708	12,708	—	—
Interest rate swaps	5,218	5,218	—	5,218	—
Financial liabilities:
Deposits	$2,682,093	$2,682,718	$—	$2,682,718	$—
Federal funds purchased	4,060	4,060	4,060	—	—
Subordinated notes, net	20,455	16,903	—	16,903	—
Federal Home Loan Bank advances	175,000	175,000	—	175,000	—
Long-term debt	20,919	20,918	—	20,918	—
Accrued interest payable	597	597	597	—	—
Interest rate swaps	16,333	16,333	—	16,333	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	December 31, 2020
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$77,693	$77,693	$77,693	$—	$—
Federal funds sold	318,742	318,742	318,742	—	—
Securities available for sale	420,571	420,571	—	420,571	—
Federal Home Loan Bank stock	11,723	11,723	11,723	—	—
Loans, net	2,251,139	2,329,684	—	2,316,867	12,817
Accrued interest receivable	11,231	11,231	11,231	—	—
Interest rate swaps	492	492	—	492	—
Financial liabilities:
Deposits	$2,700,994	$2,701,833	$—	$2,701,833	$—
Federal funds purchased	5,375	5,375	5,375	—	—
Subordinated notes, net	20,452	17,349	—	17,349	—
Federal Home Loan Bank advances	175,000	175,000	—	175,000	—
Long-term debt	21,558	21,556	—	21,556	—
Accrued interest payable	939	939	939	—	—
Interest rate swaps	24,340	24,340	—	24,340	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; actions of bank and nonbank competitors; changes in local, national and international economic conditions; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates; changes to U.S. tax laws, regulations and guidance; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$23,121	$18,464
Tax-equivalent adjustment (1)	229	178
Net interest income on an FTE basis (non-GAAP)	23,350	18,642
Average interest-earning assets	2,979,710	2,420,497
Net interest margin on an FTE basis (non-GAAP)	3.17%	3.10%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$23,350	$18,642
Noninterest income	2,465	2,520
Adjustment for realized securities (gains) losses, net	(4)	6
Adjustment for loss on disposal of premises & equipment, net	24	2
Adjusted income	25,835	21,170
Noninterest expense	10,271	9,663
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	39.75%	45.64%

	March 31, 2021	December 31, 2020
Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)	$2,303,999	$2,280,575
Less: PPP loans	(151,122)	(180,575)
Loans, net of PPP loans (non-GAAP)	2,152,877	2,100,000
Allowance for loan losses	30,008	29,436
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)	1.39%	1.40%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three months ended March 31, 2021 are compared to the results for the same period in 2020, and the consolidated financial condition of the Company as of March 31, 2021 is compared to that as of December 31, 2020. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

IMPACT OF COVID-19

We continue to monitor the uncertainty surrounding potential surges in COVID-19 infections and the progress of vaccinations. There remains uncertainty on how COVID-19, efforts to mitigate it, and actions taken by government authorities may impact our customers, employees and operations. We will continue to monitor COVID-19 cases and will adjust operational plans as necessary. We will also continue to assist our customers as necessary during these uncertain times.

The Federal Reserve, in response to the economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID-19 pandemic. Many areas of consumer and business spending, except spending related to travel and entertainment, have rebounded in recent months, but there is uncertainty about the longer lasting impact on local businesses as well as the travel and entertainment industries resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain those recoveries in the long run.

At the onset of the COVID-19 pandemic, the Bank lowered its offered rates on all deposit products and experienced an immediate positive impact on our cost of deposits. We responded to lower market rates for lending by lowering rates offered on our loan products. Given current rates offered on new loans and prepayments on existing loans, the yield on the total loan portfolio is likely to continue to decrease. With significant cash inflows realized from growth in deposit balances and forgiveness of PPP loans, the current yields on reinvested funds into new securities are lower than existing portfolio yields. Considering the recent drastic changes in market rates and the ongoing economic uncertainty, our net interest margin could decrease in future periods.

Certain industries have been particularly impacted by shutdowns, capacity restrictions, quarantines and social distancing in response to COVID-19 and ongoing efforts to contain it. Those industries include travel, hospitality and entertainment. At March 31, 2021, West Bank's commercial real estate and commercial operating loan exposure to the hotel, restaurant and movie theater industries was approximately $212,176, $22,120 and $18,363 respectively. Collectively, at March 31, 2021, those exposures made up approximately 11.0 percent of the total loan portfolio.

At March 31, 2021, COVID-19-related loan modifications totaled $109,078. The modifications primarily included a deferral of principal and/or interest payments. Expiration of the deferrals ranged from April 2021 through June 2021. Modifications made for hotel loans totaled $64,449, movie theater loans totaled $17,863 and other commercial and commercial real estate loans totaled $26,766 as of March 31, 2021. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms, except for one borrower relationship classified as impaired.

SUMMARY

Net income for the three months ended March 31, 2021 was $11,752, or $0.70 per diluted common share, compared to $8,089, or $0.49 per diluted common share, for the three months ended March 31, 2020. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2021 were 1.53 percent and 20.77 percent, respectively, compared to 1.29 percent and 15.54 percent, respectively, for the three months ended March 31, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The increase in net income for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in net interest income and decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income for the three months ended March 31, 2021 grew $4,657 compared to the three months ended March 31, 2020. The increase in net interest income was primarily due to the decrease in interest expense on deposits. During the three months ended March 31, 2021, interest expense on deposits decreased $3,169 compared to the three months ended March 31, 2020, primarily due to the Bank lowering its offered rate on all deposit products in response to the Federal Reserve's reductions in the targeted federal funds rate that occurred in March 2020.
The Company recorded a provision for loan losses of $500 during the three months ended March 31, 2021, compared to $1,000 for the three months ended March 31, 2020. The provision recorded in both periods was due to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and an increase in loan balances.

Noninterest income decreased $55 during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in loan swap fees earned on back-to-back interest rate swaps, partially offset by an increase in trust services revenue. Noninterest expense increased $608 during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increases in salaries and employee benefits and FDIC insurance expense.

Total loans outstanding increased $23,424, or 1.0 percent, during the first three months of 2021. We believe the COVID-19 pandemic may continue to have an adverse effect on our loan pipeline in 2021. Disruption to our customers due to the duration of the COVID-19 pandemic could result in increased loan delinquencies and defaults and a decline in local loan demand. As of March 31, 2021, the allowance for loan losses was 1.30 percent of outstanding loans, compared to 1.29 percent as of December 31, 2020. At March 31, 2021, the allowance for loan losses was 1.39 percent of outstanding loans excluding $151,122 of PPP loans (a non-GAAP financial measure), which are 100 percent guaranteed by the SBA. Management believed the allowance for loan losses at March 31, 2021 was adequate to absorb any losses inherent in the loan portfolio as of that date.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2021 consists of 21 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mackinac Financial Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(3)
	As of and for the three months ended March 31, 2021	As of and for the year ended December 31, 2020	As of and for the year ended December 31, 2020
Return on average equity	20.77%	15.49%	-16.14% - 14.33%
Efficiency ratio(1) (2)	39.75%	41.96%	45.54% - 78.48%
Texas ratio(2)	9.38%	6.40%	2.41% - 17.89%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on April 28, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.24 per common share, an increase of $0.02 from the prior quarter and representing a record high quarterly dividend for the Company. The dividend is payable on May 26, 2021, to stockholders of record on May 12, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2021 compared with the same period in 2020.

	Three Months Ended March 31,
	2021	2020	Change	Change %
Net income	$11,752	$8,089	$3,663	45.28%
Average assets	3,109,852	2,531,630	578,222	22.84%
Average stockholders' equity	229,473	209,405	20,068	9.58%

Return on average assets	1.53%	1.29%	0.24%
Return on average equity	20.77%	15.54%	5.23%
Net interest margin (1)	3.17%	3.10%	0.07%
Efficiency ratio (1) (2)	39.75%	45.64%	(5.89)%
Dividend payout ratio	30.83%	42.52%	(11.69)%
Average equity to average assets ratio	7.38%	8.27%	(0.89)%

	As of March 31,
	2021	2020	Change
Texas ratio (2)	9.38%	0.22%	9.16%
Equity to assets ratio	7.39%	7.97%	(0.58)%
Tangible common equity ratio	7.39%	7.97%	(0.58)%
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2021	2020	Change	Change- %	2021	2020	Change	Change- %	2021	2020	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$566,621	$435,321	$131,300	30.16%	$6,810	$5,016	$1,794	35.77%	4.87%	4.63%	0.24%
Real estate (3)	1,703,943	1,523,131	180,812	11.87%	17,273	17,328	(55)	(0.32)%	4.11%	4.58%	(0.47)%
Consumer and other	5,383	6,879	(1,496)	(21.75)%	54	80	(26)	(32.50)%	4.09%	4.69%	(0.60)%
Total loans	2,275,947	1,965,331	310,616	15.80%	24,137	22,424	1,713	7.64%	4.30%	4.59%	(0.29)%

Securities:
Taxable	326,731	353,952	(27,221)	(7.69)%	1,645	2,383	(738)	(30.97)%	2.01%	2.69%	(0.68)%
Tax-exempt (3)	100,994	41,338	59,656	144.31%	688	362	326	90.06%	2.73%	3.51%	(0.78)%
Total securities	427,725	395,290	32,435	8.21%	2,333	2,745	(412)	(15.01)%	2.18%	2.78%	(0.60)%

Federal funds sold	276,038	59,876	216,162	361.02%	69	229	(160)	(69.87)%	0.10%	1.54%	(1.44)%
Total interest-earning assets (3)	$2,979,710	$2,420,497	$559,213	23.10%	26,539	25,398	1,141	4.49%	3.61%	4.22%	(0.61)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,759,312	$1,414,453	$344,859	24.38%	1,484	3,636	(2,152)	(59.19)%	0.34%	1.03%	(0.69)%
Time deposits	187,192	261,280	(74,088)	(28.36)%	393	1,410	(1,017)	(72.13)%	0.85%	2.17%	(1.32)%
Total deposits	1,946,504	1,675,733	270,771	16.16%	1,877	5,046	(3,169)	(62.80)%	0.39%	1.21%	(0.82)%
Other borrowed funds	222,004	232,488	(10,484)	(4.51)%	1,312	1,710	(398)	(23.27)%	2.40%	2.96%	(0.56)%
Total interest-bearing
liabilities	$2,168,508	$1,908,221	$260,287	13.64%	3,189	6,756	(3,567)	(52.80)%	0.60%	1.42%	(0.82)%

Net interest income (FTE) (4)					$23,350	$18,642	$4,708	25.25%
Net interest spread (FTE)									3.01%	2.80%	0.21%
Net interest margin (FTE) (4)									3.17%	3.10%	0.07%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020, reaching its current range of 0.0 - 0.25 percent. This decrease impacts the comparability of net interest income between 2020 and 2021.

Net interest margin, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2021 increased by 7 basis points compared to the three months ended March 31, 2020. The primary driver of the increase in the net interest margin was a decrease in interest rates paid on deposits and other borrowed funds, partially offset by a decrease in the yield on total loans and securities. Tax-equivalent net interest income for the three months ended March 31, 2021 increased $4,708 compared to the same time period in 2020. The increase in net interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was largely due to a decrease in rates paid on deposits and borrowed funds and an increase in average outstanding loans, partially offset by an increase in average interest-bearing deposits and a decrease in yield on total loans and securities.

Tax-equivalent interest income on loans increased $1,713 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The improvement was primarily due to the increase in average loan balances outstanding, which was offset in part by the overall decline in loan yields. Average loan balances for the three months ended March 31, 2021 included $155,509 of PPP loans. Interest income recognized on PPP loans was $2,842 for the three months ended March 31, 2021, resulting in a yield of 7.41 percent. This interest income amount included approximately $2,046 of accelerated origination fees recognized upon loan forgiveness. Management expects interest income on loans and the yield on loans to decline during 2021 as 88.1 percent of first round PPP loan origination fees have been recognized through March 31, 2021.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. We anticipate that our interest income could be adversely affected in future periods as a result of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio and declining credit quality, the duration of PPP loans, the effect of lower interest rates, and an increase in nonaccrual loans.

The average balance of interest-bearing demand, savings and money market deposits increased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase in average balances of money market and interest-bearing demand accounts. The increase in average balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers' desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The average rate paid on interest-bearing demand, savings and money market deposits for the three months ended March 31, 2021 decreased 69 basis points, compared to the three months ended March 31, 2020. The average rate paid on time deposits decreased 132 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decreases were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate that occurred in March 2020.

The average balance of other borrowed funds decreased $10,484 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in average short-term borrowings and average FHLB borrowings. The rate paid on borrowed funds declined by 56 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the reduction of market rates beginning in March 2020 and the maturity of higher cost borrowings during 2020.

As a result of the historically low interest rate environment, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses was $500 for the three months ended March 31, 2021, compared to $1,000 for the three months ended March 31, 2020. The provision for both time periods was due to general uncertainty in the economy as a result of the COVID-19 pandemic and growth in the loan portfolio.

Factors considered in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. In response to COVID-19, the Company increased its monitoring efforts of certain segments of the loan portfolio that management believes are under increased stress in the current economic conditions, including hotel and movie theater exposures. Ongoing communication with customers regarding revenue and cash flow expectations are used to monitor risks and stress in the loan portfolio. Customers in the hotel industry are providing monthly updates on occupancy rates. West Bank experienced an increase of $15,700 in nonaccrual loans from March 31, 2020 to March 31, 2021 as a result of the COVID-19 pandemic. As loan deferral periods expire, future deterioration in credit quality may be identified and loan defaults could increase.

The quarterly evaluation of the allowance focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentrations in central and eastern Iowa and southern Minnesota. The local economies in those markets are composed primarily of service industries and state and county governments.

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

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information. Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for loan losses. Such agencies may require West Bank to recognize additional charge-offs or provision for loan losses based on such agencies' review of information available to them at the time of their examinations.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2021 and 2020 and related ratios.

	Three Months Ended March 31,
	2021	2020	Change
Balance at beginning of period	$29,436	$17,235	$12,201
Charge-offs	—	(1)	1
Recoveries	72	98	(26)
Net recoveries	72	97	(25)
Provision for loan losses charged to operations	500	1,000	(500)
Balance at end of period	$30,008	$18,332	$11,676

Average loans outstanding	$2,275,947	$1,965,331

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	0.02%

Ratio of allowance for loan losses to average loans outstanding	1.32%	0.93%

Ratio of allowance for loan losses to total loans at end of period	1.30%	0.92%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans(1)	1.39%	0.92%
(1) A non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

In 2020, the U.S. economy deteriorated significantly as a result of the COVID-19 pandemic and the impact of economic uncertainties. The national unemployment rate jumped from 4.4 percent in March 2020 to 14.8 percent in April 2020 amid nationwide shutdowns and other restrictions in the interest of public health and safety. The economy has begun to recover; however many economic measures still lag pre-pandemic levels. Additionally, certain industries, including travel, hospitality and entertainment have been particularly impacted by shutdowns, capacity restrictions, and social distancing requirements in response to COVID-19 and ongoing efforts to contain it. There remains uncertainty about recovery times and the long term impact on local business as well as travel and entertainment. The Company had increased the economic factors within the allowance for loan losses evaluation in 2020 in response to the COVID-19 pandemic and, in consideration of the economic uncertainties that remain, the economic factors remain unchanged in the first quarter of 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2021	2020	Change	Change %
Service charges on deposit accounts	$582	$603	$(21)	(3.48)%
Debit card usage fees	442	382	60	15.71%
Trust services	652	463	189	40.82%
Increase in cash value of bank-owned life insurance	220	158	62	39.24%
Loan swap fees	—	586	(586)	(100.00)%
Realized securities gains (losses), net	4	(6)	10	166.67%
Other income:
All other income	565	334	231	69.16%
Total other income	565	334	231	69.16%
Total noninterest income	$2,465	$2,520	$(55)	(2.18)%

The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program and are largely dependent on the timing and volume of customer activity. The back-to-back swap program began in the first quarter of 2020 and resulted in $586 in fees earned in the first quarter of 2020. No back-to-back swaps were originated in the first quarter of 2021.

Revenue from trust services increased for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, primarily as a result of an increase in the value of trust assets in the first quarter of 2021 compared to the first quarter of 2020. The increase in cash value of bank-owned life insurance was driven by the purchase of additional life insurance in the third quarter of 2020, increasing total life insurance investments for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020.

The increase in other income was primarily due to the recognition of net swap termination gains totaling $181 in March 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pretax gains and losses were recorded in other noninterest income. Refer to Note 5 to the financial statements for additional information.

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

	Three Months Ended March 31,
Noninterest expense:	2021	2020	Change	Change %
Salaries and employee benefits	$5,608	$5,284	$324	6.13%
Occupancy	1,228	1,213	15	1.24%
Data processing	602	630	(28)	(4.44)%
FDIC insurance	404	237	167	70.46%
Professional fees	283	239	44	18.41%
Director fees	191	234	(43)	(18.38)%
Other expenses:
Marketing	45	44	1	2.27%
Business development	186	267	(81)	(30.34)%
Insurance expense	121	104	17	16.35%
Charitable contributions	60	45	15	33.33%
Subscriptions and service contracts	378	314	64	20.38%
Trust	141	117	24	20.51%
Consulting fees	75	77	(2)	(2.60)%
Low income housing projects amortization	134	103	31	30.10%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	585	525	60	11.43%
Total other expenses	1,955	1,826	129	7.06%
Total noninterest expense	$10,271	$9,663	$608	6.29%

Salaries and employee benefits increased for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, primarily due to an increase in expenses related to restricted stock units. FDIC insurance expense increased during the three months ended March 31, 2021 when compared to the same time period in 2020 due to increases in both the Company's average assets and assessment rate.

Business development expense decreased for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, primarily due to the limitations placed on business development activities during COVID-19 shutdowns and social distancing guidelines, which were not in effect for the first two months of 2020. All other expenses were higher for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, due primarily to the settlement of a loss on a check fraud scheme.

Income Tax Expense

The Company recorded income tax expense of $3,063 (20.7 percent of pre-tax income) for the three months ended March 31, 2021, compared with $2,232 (21.6 percent of pre-tax income) for the three months ended March 31, 2020. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the three months ended March 31, 2021, a tax benefit of $199 was recorded as a result of the increase in fair value of restricted stock over the vesting period. Comparatively, for the three months ended March 31, 2020, a tax expense of $94 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. The tax rates for the first three months of both 2021 and 2020 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $310.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
FINANCIAL CONDITION

The Company had total assets of $3,172,906 as of March 31, 2021, compared to total assets of $3,185,744 as of December 31, 2020. Fluctuations in the balance sheet included increases in loans, securities and other assets and decreases in deposits and other liabilities.

Securities

The balance of securities available for sale increased by $26,581 during the three months ended March 31, 2021. In the first quarter of 2021, securities were purchased to improve the yield on excess liquidity. These purchases included corporate notes, collateralized mortgage obligations and state and political subdivisions. As of March 31, 2021, approximately 54 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $23,424 from $2,280,575 as of December 31, 2020 to $2,303,999 as of March 31, 2021. Changes in the loan portfolio during the first three months of 2021 included increases of $41,781 in commercial real estate loans and $11,720 in 1-4 family residential first mortgage loans. Commercial loans declined $37,276, which included a $29,635 decline in PPP loans. As of March 31, 2021, PPP loans outstanding totaled $151,122, which is made up of $82,219 from round one of the program in 2020 and $68,903 from round two in the first quarter of 2021. The Company continues to focus on business development efforts in all of its markets. We believe that loan growth may be lower in 2021, compared to 2020, as a result of the ongoing effects of the COVID-19 pandemic and the related economic uncertainties in our market areas.

Nonaccrual loans decreased $6 from December 31, 2020 to March 31, 2021, while nonperforming assets increased by $8,610 from December 31, 2020 to March 31, 2021. The increase in nonperforming assets was due to one loan going over 90 days past due because the timing of a scheduled renewal of the loan was delayed due to the death of the borrower. Subsequent to March 31, 2021, the note renewal was completed and it is no longer a nonperforming asset. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 9.38 percent as of March 31, 2021, compared to 6.40 percent as of December 31, 2020.

The watch classification of loans increased to $100,057 as of March 31, 2021 from $26,715 as of December 31, 2020. The increase was primarily due to the addition of $69,386 of hotel, restaurant and other commercial real estate loans related to one borrowing group. This relationship was downgraded to watch classification primarily due to a slower rebound in hotel occupancy rates compared to other market data. $45,051 of these loans are currently in COVID-19-related modification status with deferrals of principal and interest payments. The loans in this downgraded borrowing group are considered well collateralized with a weighted average loan to value ratio of 63 percent.

We believe the COVID-19 pandemic could have further adverse affects on the credit quality of our loan portfolio in 2021. Disruptions that have occurred to our customers in the hotel, restaurant and movie theater industries could result in increased loan delinquencies and defaults. Management believes impaired loans could increase in the future as a result of the economic effects of the COVID-19 pandemic. No credit issues are anticipated with PPP loans at this time, as they are 100 percent guaranteed by the SBA.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the Company's loan portfolio is heavily concentrated in real estate and its real estate portfolio levels exceed these regulatory guidelines, it has established risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2020 was presented in the Company's Form 10-K filed with the SEC on March 1, 2021, and the Company has not experienced any material changes to that analysis since December 31, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2021	December 31, 2020	Change
Nonaccrual loans	$16,188	$16,194	$(6)
Loans past due 90 days and still accruing interest	8,616	—	8,616
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	24,804	16,194	8,610
Other real estate owned	—	—	—
Total nonperforming assets	$24,804	$16,194	$8,610

Nonperforming loans to total loans	1.08%	0.71%	0.37%
Nonperforming assets to total assets	0.78%	0.51%	0.27%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans as of March 31, 2021 and December 31, 2020 categorized as nonaccrual.

As of March 31, 2021, West Bank's loan modifications related to COVID-19 totaled $109,078. None of these modifications were considered TDRs, in accordance with the CARES Act and other interpretive guidance provided by recent bank regulatory interagency statements, and none were considered impaired. For additional information, refer to “Provision for Loan Losses and the Related Allowance for Loan Losses” in this section and Note 4 to the financial statements.

Deposits

Deposits decreased $18,901 during the first three months of 2021. Noninterest-bearing demand accounts decreased a total of $5,402 from December 31, 2020 to March 31, 2021. Interest-bearing demand accounts and savings accounts, which include money market accounts, decreased a total of $42,686 from December 31, 2020 to March 31, 2021. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas, the end of government stimulus programs relating to the COVID-19 pandemic and the low interest rates.

Borrowed Funds

The Company had $179,060 of overnight federal funds purchased and short-term FHLB advances outstanding at March 31, 2021. The Company repaid $25,000 of FHLB advances at maturity in April 2021 and will repay an additional $25,000 of FHLB advances at maturity in May 2021 to reduce unneeded funding as a result of high deposit balances and excess liquidity.

Derivatives

At December 31, 2020 and March 31, 2021, the Company had interest rate swap contracts associated with borrowed funds and deposits with a total notional amount of $305,000 and $255,000, respectively. The fair value of these derivative contracts, which is reported in other liabilities on the balance sheet, increased $12,733 from December 31, 2020 to March 31, 2021 due to the increases in projected long-term market interest rates. See Note 5 to the financial statements for additional information on the impact of the change in derivative fair values on AOCI.

In March 2021, the Company terminated interest rate swaps with a total notional amount of $150,000. Of the total notional amount of $150,000, $100,000 were forward starting interest rate swaps originated in January 2021 and $50,000 were interest rate swaps hedging the interest cash flows of FHLB advances. The net termination gains were recorded in other noninterest income.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on collateralized mortgage obligations, mortgage-backed and asset-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $325,489 as of March 31, 2021 compared with $396,435 as of December 31, 2020.

As of March 31, 2021, West Bank had additional borrowing capacity available from the FHLB of approximately $462,000, as well as approximately $31,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $15,049 to liquidity for the three months ended March 31, 2021. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2021. Management continually monitors liquidity to look for signs of stress resulting from the COVID-19 pandemic.

The Company's total stockholders' equity increased to $234,529 at March 31, 2021 from $223,695 at December 31, 2020. The increase was primarily the result of net income less dividends paid and an increase in fair value of derivatives, partially offset by a decrease in the fair value of securities. At March 31, 2021, the Company's tangible common equity as a percent of tangible assets was 7.39 percent compared to 7.02 percent as of December 31, 2020.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,505 as of March 31, 2021 and December 31, 2020. During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a remaining commitment of $8,274 and $8,324 as of March 31, 2021 and December 31, 2020, respectively.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$293,098	11.47%	$204,422	8.00%	$268,304	10.50%	$255,528	10.00%
West Bank	298,184	11.67%	204,350	8.00%	268,210	10.50%	255,438	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	263,090	10.30%	153,317	6.00%	217,198	8.50%	204,422	8.00%
West Bank	268,176	10.50%	153,263	6.00%	217,122	8.50%	204,350	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	243,090	9.51%	114,987	4.50%	178,869	7.00%	166,093	6.50%
West Bank	268,176	10.50%	114,947	4.50%	178,807	7.00%	166,035	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	263,090	8.48%	124,143	4.00%	124,143	4.00%	155,179	5.00%
West Bank	268,176	8.65%	124,056	4.00%	124,056	4.00%	155,070	5.00%

As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$284,977	11.45%	$199,092	8.00%	$261,308	10.50%	$248,865	10.00%
West Bank	290,677	11.69%	198,995	8.00%	261,181	10.50%	248,744	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	255,541	10.27%	149,319	6.00%	211,535	8.50%	199,092	8.00%
West Bank	261,241	10.50%	149,246	6.00%	211,431	8.50%	198,995	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,541	9.46%	111,989	4.50%	174,205	7.00%	161,762	6.50%
West Bank	261,241	10.50%	111,935	4.50%	174,120	7.00%	161,683	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	255,541	8.66%	118,053	4.00%	118,053	4.00%	147,567	5.00%
West Bank	261,241	8.86%	117,946	4.00%	117,946	4.00%	147,433	5.00%

The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2021, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk refers to the exposure arising from changes in interest rates. Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first quarter of 2021 has materially changed compared to 2020.

The Company's objectives are to manage interest rate risk to foster consistent growth of earnings and capital. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. To measure that risk, the Company uses an earnings simulation approach.

The Company maintains an Asset Liability Committee which meets quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk. Measuring and managing interest rate risk is a dynamic process that management performs with the objective of maximizing net interest margin while maintaining interest rate risk within acceptable tolerances. This process relies primarily on the simulation of net interest income over multiple interest rate scenarios. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits.

The following table presents the estimated change in net interest income for one year under several scenarios of assumed interest rate changes for the rate shock levels shown. The net interest income in each scenario is based on parallel and permanent changes in the interest rates.

Scenario	% Change
300 basis points rising	4.83%
200 basis points rising	3.37%
100 basis points rising	1.74%
Base	—

As of March 31, 2021, the estimated effect of a 300 basis point increase in interest rates would be an increase of the Company's net interest income by approximately 4.83 percent, or $4,112 in 2021. The estimated effect of a decrease in rates is not reasonably calculable due to the current low interest rate environment.

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

b. Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor West Bank is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to West Bank's business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or West Bank.

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.

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

West Bancorporation, Inc.
(Registrant)

April 29, 2021	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 29, 2021	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

April 29, 2021	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)