Form 10-Q
period 2021-06-30
WEST BANCORPORATION INC
filed 2021-07-29
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

Yes  ☐                      No  ☒

As of July 28, 2021, there were 16,554,846 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$31,978	$77,693
Federal funds sold	238,845	318,742
Cash and cash equivalents	270,823	396,435
Securities available for sale, at fair value	601,462	420,571
Federal Home Loan Bank stock, at cost	10,189	11,723
Loans	2,309,527	2,280,575
Allowance for loan losses	(28,042)	(29,436)
Loans, net	2,281,485	2,251,139
Premises and equipment, net	30,753	29,077
Accrued interest receivable	11,415	11,231
Bank-owned life insurance	43,146	42,686
Deferred tax assets, net	8,733	11,289
Other assets	10,754	11,593
Total assets	$3,268,760	$3,185,744

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$703,691	$696,731
Interest-bearing demand	487,642	553,881
Savings	1,391,231	1,274,254
Time of $250 or more	46,660	46,907
Other time	196,065	129,221
Total deposits	2,825,289	2,700,994
Federal funds purchased	3,605	5,375
Subordinated notes, net	20,458	20,452
Federal Home Loan Bank advances	125,000	175,000
Long-term debt	20,286	21,558
Accrued expenses and other liabilities	27,596	38,670
Total liabilities	3,022,234	2,962,049
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,554,846 and 16,469,272 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,000	3,000
Additional paid-in capital	28,888	28,823
Retained earnings	221,113	203,718
Accumulated other comprehensive loss	(6,475)	(11,846)
Total stockholders' equity	246,526	223,695
Total liabilities and stockholders' equity	$3,268,760	$3,185,744
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$23,139	$22,332	$47,177	$44,643
Securities:
Taxable	1,895	1,994	3,540	4,377
Tax-exempt	712	319	1,270	616
Federal funds sold	75	12	144	241
Total interest income	25,821	24,657	52,131	49,877
Interest expense:
Deposits	1,995	2,351	3,872	7,397
Federal funds purchased	1	3	2	19
Subordinated notes	251	253	500	508
Federal Home Loan Bank advances	649	1,204	1,632	2,513
Long-term debt	75	99	154	229
Total interest expense	2,971	3,910	6,160	10,666
Net interest income	22,850	20,747	45,971	39,211
Provision for loan losses	(2,000)	3,000	(1,500)	4,000
Net interest income after provision for loan losses	24,850	17,747	47,471	35,211
Noninterest income:
Service charges on deposit accounts	578	531	1,160	1,134
Debit card usage fees	511	391	953	773
Trust services	691	461	1,343	924
Increase in cash value of bank-owned life insurance	240	136	460	294
Loan swap fees	42	3	42	589
Realized securities gains (losses), net	36	(69)	40	(75)
Other income	417	322	982	656
Total noninterest income	2,515	1,775	4,980	4,295
Noninterest expense:
Salaries and employee benefits	5,672	5,318	11,280	10,602
Occupancy	1,199	1,217	2,427	2,430
Data processing	617	554	1,219	1,184
FDIC insurance	426	292	830	529
Professional fees	268	200	551	439
Director fees	214	194	405	428
Other expenses	2,130	1,642	4,085	3,468
Total noninterest expense	10,526	9,417	20,797	19,080
Income before income taxes	16,839	10,105	31,654	20,426
Income taxes	3,600	2,136	6,663	4,368
Net income	$13,239	$7,969	$24,991	$16,058

Basic earnings per common share	$0.80	$0.48	$1.51	$0.98
Diluted earnings per common share	$0.79	$0.48	$1.49	$0.97
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$13,239	$7,969	$24,991	$16,058
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	4,048	5,622	(4,290)	5,814
Plus: reclassification adjustment for net (gains) losses realized in net income	(36)	69	(40)	75
Income tax (expense) benefit	(1,011)	(1,423)	1,091	(1,472)
Other comprehensive income (loss) on securities	3,001	4,268	(3,239)	4,417
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(2,321)	(2,910)	5,442	(24,168)
Plus: reclassification adjustment for net losses on derivatives realized in net income	1,098	1,038	6,068	1,363
Plus: reclassification adjustment for amortization of derivative termination costs	—	15	—	31
Income tax (expense) benefit	308	463	(2,900)	5,692
Other comprehensive income (loss) on derivatives	(915)	(1,394)	8,610	(17,082)
Total other comprehensive income (loss)	2,086	2,874	5,371	(12,665)
Comprehensive income	$15,325	$10,843	$30,362	$3,393

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2021	$—	16,540,381	$3,000	$28,243	$211,847	$(8,561)	$234,529
Net income	—	—	—	—	13,239	—	13,239
Other comprehensive income, net of tax	—	—	—	—	—	2,086	2,086
Cash dividends declared, $0.24 per common share	—	—	—	—	(3,973)	—	(3,973)
Stock-based compensation costs	—	—	—	645	—	—	645
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	14,465	—	—	—	—	—
Balance, June 30, 2021	$—	16,554,846	$3,000	$28,888	$221,113	$(6,475)	$246,526

	Three Months Ended June 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2020	$—	16,447,272	$3,000	$27,023	$189,470	$(18,800)	$200,693
Net income	—	—	—	—	7,969	—	7,969
Other comprehensive income, net of tax	—	—	—	—	—	2,874	2,874
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,458)	—	(3,458)
Stock-based compensation costs	—	—	—	609	—	—	609
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	22,000	—	—	—	—	—
Balance, June 30, 2020	$—	16,469,272	$3,000	$27,632	$193,981	$(15,926)	$208,687

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	24,991	—	24,991
Other comprehensive income, net of tax	—	—	—	—	—	5,371	5,371
Cash dividends declared, $0.46 per common share	—	—	—	—	(7,596)		(7,596)
Stock-based compensation costs	—	—	—	1,278	—	—	1,278
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, June 30, 2021	$—	16,554,846	$3,000	$28,888	$221,113	$(6,475)	$246,526

	Six Months Ended June 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	16,058	—	16,058
Other comprehensive loss, net of tax	—	—	—	—	—	(12,665)	(12,665)
Cash dividends declared, $0.42 per common share	—	—	—	—	(6,898)	—	(6,898)
Stock-based compensation costs	—	—	—	1,121	—	—	1,121
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, June 30, 2020	$—	16,469,272	$3,000	$27,632	$193,981	$(15,926)	$208,687

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$24,991	$16,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,500)	4,000
Net amortization and accretion	929	1,269
Securities (gains) losses, net	(40)	75
Stock-based compensation	1,278	1,121
Increase in cash value of bank-owned life insurance	(460)	(294)
Depreciation	759	753
(Benefit) provision for deferred income taxes	746	(540)
Change in assets and liabilities:
Increase in accrued interest receivable	(184)	(1,333)
(Increase) decrease in other assets	3,170	(119)
Increase (decrease) in accrued expenses and other liabilities	(1,181)	2,540
Net cash provided by operating activities	28,508	23,530
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	28,961	78,581
Proceeds from maturities and calls of securities available for sale	43,153	32,814
Purchases of securities available for sale	(258,216)	(49,748)
Purchases of Federal Home Loan Bank stock	(861)	(6,853)
Proceeds from redemption of Federal Home Loan Bank stock	2,395	7,037
Net increase in loans	(28,846)	(257,897)
Purchases of premises and equipment	(3,150)	(428)
Net cash used in investing activities	(216,564)	(196,494)
Cash Flows from Financing Activities:
Net increase in deposits	124,295	240,953
Net increase (decrease) in federal funds purchased	(1,770)	3,095
Net decrease in Federal Home Loan Bank advances	(50,000)	—
Principal payments on long-term debt	(1,272)	(58)
Common stock dividends paid	(7,596)	(6,898)
Restricted stock units withheld for payroll taxes	(1,213)	(749)
Net cash provided by financing activities	62,444	236,343
Net increase (decrease) in cash and cash equivalents	(125,612)	63,379
Cash and Cash Equivalents:
Beginning	396,435	53,290
Ending	$270,823	$116,669

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$6,499	$11,377
Income taxes	5,530	1,020
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2021 and December 31, 2020, net income, comprehensive income and changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$13,239	$7,969	$24,991	$16,058

Weighted average common shares outstanding	16,551	16,464	16,513	16,424
Weighted average effect of restricted stock units outstanding	209	42	213	55
Diluted weighted average common shares outstanding	16,760	16,506	16,726	16,479

Basic earnings per common share	$0.80	$0.48	$1.51	$0.98
Diluted earnings per common share	$0.79	$0.48	$1.49	$0.97
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	—	249	56	267

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$200,660	$3,471	$(2,012)	$202,119
Collateralized mortgage obligations (1)	232,133	3,544	(744)	234,933
Mortgage-backed securities (1)	112,387	540	(1,107)	111,820
Collateralized loan obligations	42,849	46	(98)	42,797
Corporate notes	9,750	43	—	9,793
	$597,779	$7,644	$(3,961)	$601,462

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$141,405	$3,441	$(514)	$144,332
Collateralized mortgage obligations (1)	135,338	5,650	(26)	140,962
Mortgage-backed securities (1)	82,994	651	(122)	83,523
Collateralized loan obligations	52,822	50	(1,118)	51,754
	$412,559	$9,792	$(1,780)	$420,571
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $297,417 and $232,206 as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of June 30, 2021, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2021
	Amortized Cost	Fair Value
Due after five years through ten years	$36,927	$36,872
Due after ten years	216,332	217,837
	253,259	254,709
Collateralized mortgage obligations and mortgage-backed securities	344,520	346,753
	$597,779	$601,462

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of securities available for sale for the three and six months ended June 30, 2021 and 2020 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$10,186	$39,504	$28,961	$78,581
Gross gains on sales	110	556	272	1,455
Gross losses on sales	74	625	232	1,530

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$119,419	$(2,012)	$—	$—	$119,419	$(2,012)
Collateralized mortgage obligations	86,411	(744)	—	—	86,411	(744)
Mortgage-backed securities	82,603	(1,107)	—	—	82,603	(1,107)
Collateralized loan obligations	—	—	17,768	(98)	17,768	(98)
	$288,433	$(3,863)	$17,768	$(98)	$306,201	$(3,961)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$48,752	$(514)	$—	$—	$48,752	$(514)
Collateralized mortgage obligations	9,275	(26)	—	—	9,275	(26)
Mortgage-backed securities	14,183	(122)	—	—	14,183	(122)
Collateralized loan obligations	14,667	(206)	32,026	(912)	46,693	(1,118)
	$86,877	$(868)	$32,026	$(912)	$118,903	$(1,780)

As of June 30, 2021, securities available for sale with unrealized losses included 35 state and political subdivision securities, 10 collateralized mortgage obligation securities, 10 mortgage-backed securities and three collateralized loan obligation securities. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At June 30, 2021, the Company only owned collateralized loan obligations that were AAA or AA rated. The Company believes the unrealized losses on securities available for sale as of June 30, 2021 were due to market conditions rather than reduced estimated cash flows. At June 30, 2021, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of June 30, 2021.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Commercial	$510,947	$603,599
Real estate:
Construction, land and land development	281,754	236,093
1-4 family residential first mortgages	66,006	58,912
Home equity	7,880	9,444
Commercial	1,445,512	1,373,007
Consumer and other	3,883	5,694
	2,315,982	2,286,749
Net unamortized fees and costs	(6,455)	(6,174)
	$2,309,527	$2,280,575

Included in commercial loans at June 30, 2021 and December 31, 2020, were $84,573 and $180,757, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $1,220,000 and $1,010,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2021 and December 31, 2020, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The CARES Act also provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators, in consultation with FASB, issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. At June 30, 2021, there were no COVID-19-related loan modifications.

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

TDR loans totaled $0 as of June 30, 2021 and December 31, 2020 and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2021 and 2020. No TDR loans that were modified within the twelve months preceding June 30, 2021 and 2020 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more. As noted above, COVID-19-related loan modifications are not reported as TDRs.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	364	364	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	364	364	—	377	377	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	14,222	14,222	3,000	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	14,222	14,222	3,000	15,817	15,817	3,000
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	364	364	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	14,222	14,222	3,000	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	$14,586	$14,586	$3,000	$16,194	$16,194	$3,000
The balance of impaired loans at June 30, 2021 and December 31, 2020 was composed of two different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$67	$2	$—	$—	$77	$2
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	367	—	394	3	370	—	399	3
Home equity	—	—	—	—	—	—	5	—
Commercial	—	—	—	5	—	—	1	10
Consumer and other	—	—	—	—	—	—	—	—
	367	—	461	10	370	—	482	15
With an allowance recorded:
Commercial	—	—	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Commercial	14,688	—	—	—	15,172	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
	14,688	—	—	—	15,172	—	—	—
Total:
Commercial	—	—	67	2	—	—	77	2
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	367	—	394	3	370	—	399	3
Home equity	—	—	—	—	—	—	5	—
Commercial	14,688	—	—	5	15,172	—	1	10
Consumer and other	—	—	—	—	—	—	—	—
	$15,055	$—	$461	$10	$15,542	$—	$482	$15

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$510,947	$—	$510,947
Real estate:
Construction, land and
land development	—	—	—	—	281,754	—	281,754
1-4 family residential
first mortgages	—	85	—	85	65,557	364	66,006
Home equity	—	—	—	—	7,880	—	7,880
Commercial	—	—	—	—	1,431,290	14,222	1,445,512
Consumer and other	—	—	—	—	3,883	—	3,883
Total	$—	$85	$—	$85	$2,301,311	$14,586	$2,315,982

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$18	$—	$—	$18	$603,581	$—	$603,599
Real estate:
Construction, land and
land development	—	—	—	—	236,093	—	236,093
1-4 family residential
first mortgages	—	—	—	—	58,535	377	58,912
Home equity	—	—	—	—	9,444	—	9,444
Commercial	—	—	—	—	1,357,190	15,817	1,373,007
Consumer and other	—	—	—	—	5,694	—	5,694
Total	$18	$—	$—	$18	$2,270,537	$16,194	$2,286,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$510,405	$86	$456	$—	$510,947
Real estate:
Construction, land and land development	281,697	57	—	—	281,754
1-4 family residential first mortgages	65,134	244	628	—	66,006
Home equity	7,880	—	—	—	7,880
Commercial	1,340,984	90,306	14,222	—	1,445,512
Consumer and other	3,883	—	—	—	3,883
Total	$2,209,983	$90,693	$15,306	$—	$2,315,982

	December 31, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$601,806	$992	$801	$—	$603,599
Real estate:
Construction, land and land development	236,035	58	—	—	236,093
1-4 family residential first mortgages	57,680	609	623	—	58,912
Home equity	9,113	331	—	—	9,444
Commercial	1,331,780	24,725	16,502	—	1,373,007
Consumer and other	5,694	—	—	—	5,694
Total	$2,242,108	$26,715	$17,926	$—	$2,286,749

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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,618	$2,743	$430	$90	$22,057	$70	$30,008
Charge-offs	—	—	—	—	—	—	—
Recoveries	30	—	—	1	3	—	34
Provision (1)	(184)	207	(71)	—	(1,931)	(21)	(2,000)
Ending balance	$4,464	$2,950	$359	$91	$20,129	$49	$28,042

	Three Months Ended June 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,131	$2,595	$247	$127	$11,154	$78	$18,332
Charge-offs	—	—	—	—	—	—	—
Recoveries	21	—	1	1	3	5	31
Provision (1)	166	705	83	—	2,048	(2)	3,000
Ending balance	$4,318	$3,300	$331	$128	$13,205	$81	$21,363

	Six Months Ended June 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	97	—	1	2	6	—	106
Provision (1)	(351)	316	(2)	(25)	(1,412)	(26)	(1,500)
Ending balance	$4,464	$2,950	$359	$91	$20,129	$49	$28,042

	Six Months Ended June 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	44	—	71	2	6	6	129
Provision (1)	399	925	44	—	2,634	(2)	4,000
Ending balance	$4,318	$3,300	$331	$128	$13,205	$81	$21,363
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2021 and December 31, 2020.

	June 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,464	2,950	359	91	17,129	49	25,042
Total	$4,464	$2,950	$359	$91	$20,129	$49	$28,042

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,718	2,634	360	114	18,535	75	26,436
Total	$4,718	$2,634	$360	$114	$21,535	$75	$29,436

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2021 and December 31, 2020.

	June 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$364	$—	$14,222	$—	$14,586
Collectively evaluated for impairment	510,947	281,754	65,642	7,880	1,431,290	3,883	2,301,396
Total	$510,947	$281,754	$66,006	$7,880	$1,445,512	$3,883	$2,315,982

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$377	$—	$15,817	$—	$16,194
Collectively evaluated for impairment	603,599	236,093	58,535	9,444	1,357,190	5,694	2,270,555
Total	$603,599	$236,093	$58,912	$9,444	$1,373,007	$5,694	$2,286,749

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $255,000 and $305,000 at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also as of June 30, 2021, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposits accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from accumulated other comprehensive income (AOCI) and recorded in noninterest income at termination.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Cash Flow Hedges:
Gross notional amount	$255,000	$305,000
Fair value in other liabilities	(12,340)	(23,848)
Weighted-average floating rate received	0.37%	0.38%
Weighted-average fixed rate paid	2.09%	2.17%
Weighted-average maturity in years	4.7	5.0

Non-Hedging Derivatives:
Gross notional amount	$166,294	$167,752
Fair value in other assets	2,821	492
Fair value in other liabilities	(2,821)	(492)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Pre-tax gain (loss) recognized in other comprehensive income	$5,442	$(24,168)
Reclassification from AOCI into income:
Interest expense	$(2,468)	$(1,394)
Swap termination losses reclassified to noninterest income	3,600	—

The Company estimates there will be approximately $4,380 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending June 30, 2022 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2021 and December 31, 2020, the Company pledged $9,520 and $24,100, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$7,067	$7,418
Net unrealized losses on interest rate swaps	3,110	6,010
Lease liabilities	1,757	1,919
Accrued expenses	320	352
Restricted stock unit compensation	492	763
State net operating loss carryforward	1,238	1,197
Other	18	37
	14,002	17,696
Deferred tax liabilities:
Right-of-use assets	1,702	1,863
Net deferred loan fees and costs	254	256
Net unrealized gains on securities available for sale	928	2,019
Premises and equipment	865	801
Other	282	271
	4,031	5,210
Net deferred tax assets before valuation allowance	9,971	12,486
Valuation allowance	(1,238)	(1,197)
Net deferred tax assets	$8,733	$11,289

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
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(3,209)	4,072	863
Amounts reclassified from accumulated other comprehensive income	(30)	4,538	4,508
Net current period other comprehensive income (loss)	(3,239)	8,610	5,371
Balance, June 30, 2021	$2,755	$(9,230)	$(6,475)

Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	4,361	(18,126)	(13,765)
Amounts reclassified from accumulated other comprehensive income	56	1,044	1,100
Net current period other comprehensive income (loss)	4,417	(17,082)	(12,665)
Balance, June 30, 2020	$5,474	$(21,400)	$(15,926)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Commitments to extend credit	$798,749	$832,590
Standby letters of credit	17,614	23,295
	$816,363	$855,885

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $34,187 and $43,847 at June 30, 2021 and December 31, 2020, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,294 and $3,505 as of June 30, 2021 and December 31, 2020, respectively.

During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a remaining construction commitment of $5,729 and $8,324 as of June 30, 2021 and December 31, 2020, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2021.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$202,119	$—	$202,119	$—
Collateralized mortgage obligations	234,933	—	234,933	—
Mortgage-backed securities	111,820	—	111,820	—
Collateralized loan obligations	42,797	—	42,797	—
Corporate notes	9,793	—	9,793	—
Derivative instruments, interest rate swaps	2,821	—	2,821	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,161	$—	$15,161	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$144,332	$—	$144,332	$—
Collateralized mortgage obligations	140,962	—	140,962	—
Mortgage-backed securities	83,523	—	83,523	—
Collateralized loan obligations	51,754	—	51,754	—
Derivative instruments, interest rate swaps	492	—	492	—

Financial liabilities:
Derivative instrument, interest rate swap	$24,340	$—	$24,340	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $11,222 and $12,817 for which a fair value adjustment was recorded were classified as Level 3 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal of collateral	Appraisal adjustment	7% selling costs

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$31,978	$31,978	$31,978	$—	$—
Federal funds sold	238,845	238,845	238,845	—	—
Securities available for sale	601,462	601,462	—	601,462	—
Federal Home Loan Bank stock	10,189	10,189	10,189	—	—
Loans, net	2,281,485	2,344,457	—	2,333,235	11,222
Accrued interest receivable	11,415	11,415	11,415	—	—
Interest rate swaps	2,821	2,821	—	2,821	—
Financial liabilities:
Deposits	$2,825,289	$2,825,803	$—	$2,825,803	$—
Federal funds purchased	3,605	3,605	3,605	—	—
Subordinated notes, net	20,458	17,148	—	17,148	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	20,286	20,285	—	20,285	—
Accrued interest payable	600	600	600	—	—
Interest rate swaps	15,161	15,161	—	15,161	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Off-balance sheet financial instruments:
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses, and the presentation of the allowance for loan losses ratio, excluding PPP loans. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. These measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on a FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on a fully taxable equivalent basis, efficiency ratio on an adjusted and FTE basis, loans, net of PPP loans and allowance for loan losses ratio, excluding PPP loans to their most directly comparable measures under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$22,850	$20,747	$45,971	$39,211
Tax-equivalent adjustment (1)	270	194	499	372
Net interest income on a FTE basis (non-GAAP)	23,120	20,941	46,470	39,583
Average interest-earning assets	3,102,649	2,572,211	3,041,519	2,496,354
Net interest margin on a FTE basis (non-GAAP)	2.99%	3.27%	3.08%	3.19%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$23,120	$20,941	$46,470	$39,583
Noninterest income	2,515	1,775	4,980	4,295
Adjustment for realized securities (gains) losses, net	(36)	69	(40)	75
Adjustment for losses on disposal of premises & equipment, net	5	—	29	2
Adjusted income	25,604	22,785	51,439	43,955
Noninterest expense	10,526	9,417	20,797	19,080
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	41.11%	41.33%	40.43%	43.41%

			June 30, 2021	December 31, 2020
Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)			$2,309,527	$2,280,575
Less: PPP loans			(84,573)	(180,757)
Loans, net of PPP loans (non-GAAP)			2,224,954	2,099,818
Allowance for loan losses			28,042	29,436
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)			1.26%	1.40%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and six months ended June 30, 2021 are compared to the results for the same periods in 2020, and the consolidated financial condition of the Company as of June 30, 2021 is compared to that as of December 31, 2020. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

IMPACT OF COVID-19

We continue to monitor the impact COVID-19 has on the local economies we operate in and the uncertainty of the long-term ramifications to our customers and operations. Within our markets, vaccinations have become readily available, infection positivity rates are relatively low, and the restrictions on businesses have been fully lifted. However, the lasting effects of government aid programs are relatively unknown as stimulus packages begin to taper, and the ultimate ramifications of the business shutdowns that occurred as a result of COVID-19 are uncertain in many sectors of the economy. The potential impact of COVID-19 variants, such as the Delta variant, remains unknown at this time.

The Federal Reserve, in response to the economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID-19 pandemic. Many areas of consumer and business spending have rebounded in recent months, but there remains uncertainty about the longer lasting impact on local businesses as well as the travel and entertainment industries resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain those recoveries in the long run.

At the onset of the COVID-19 pandemic, the Bank lowered its offered rates on all deposit products and experienced an immediate positive impact on our cost of deposits. We responded to lower market rates for lending by lowering rates offered on our loan products. Given current rates offered on new loans and prepayments on existing loans, the yield on the total loan portfolio is likely to continue to decrease. With significant cash inflows realized from growth in deposit balances and forgiveness of PPP loans, the current yields on reinvested funds into new securities are lower than existing portfolio yields. Considering the low market interest rates and the ongoing economic uncertainty, our net interest margin could decrease in future periods.

Certain industries have been particularly impacted by shutdowns, capacity restrictions, quarantines and social distancing that were put in place in response to COVID-19. Those industries include travel, hospitality and entertainment. At June 30, 2021, West Bank's commercial real estate and commercial operating loan exposure to the hotel, restaurant and movie theater industries was approximately $218,964, $19,705 and $17,393, respectively. Collectively, at June 30, 2021, those exposures made up approximately 11.1 percent of the total loan portfolio. Hotel occupancy rates have been steadily increasing and restaurants and theaters have been allowed to return to normal operations. We do not have any loans at June 30, 2021 that are under COVID-19-related modifications.

SUMMARY

Net income for the three months ended June 30, 2021 was $13,239, or $0.79 per diluted common share, compared to $7,969, or $0.48 per diluted common share, for the three months ended June 30, 2020. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2021 were 1.65 percent and 22.20 percent, respectively, compared to 1.19 percent and 15.68 percent, respectively, for the three months ended June 30, 2020.

The increase in net income for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in the provision for loan losses and an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Net interest income for the three months ended June 30, 2021 grew $2,103, or 10.1 percent, compared to the three months ended June 30, 2020. The increase in net interest income was primarily due to the increase in interest income on loans and decrease in interest expense on deposits and borrowed funds. The Company recorded a negative provision for loan losses of $2,000 during the three months ended June 30, 2021, compared to a provision of $3,000 for the three months ended June 30, 2020. The provision in 2020 was due to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. The negative provision recorded in the second quarter of 2021 was due to the improvements in economic conditions and removal of pandemic-related restrictions for businesses, in addition to the lack of loan losses for the Company since the onset of the COVID-19 pandemic.

Noninterest income increased $740 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in trust services revenue and debit card usage fees. Noninterest expense increased $1,109 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in salaries and employee benefits and FDIC insurance expense.

Net income for the six months ended June 30, 2021 was $24,991, or $1.49 per diluted common share, compared to $16,058, or $0.97 per diluted common share, for the six months ended June 30, 2020. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2021 were 1.59 percent and 21.50 percent, respectively, compared to 1.23 percent and 15.61 percent, respectively, for the first six months of 2020.

The increase in net income for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in the provision for loan losses and increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Net interest income for the six months ended June 30, 2021 grew $6,760, or 17.2 percent, compared to the six months ended June 30, 2020. The increase in net interest income was primarily due to the increase in interest income on loans and decrease in interest expense on deposits and borrowed funds. The Company recorded a negative provision for loan losses of $1,500 during the six months ended June 30, 2021, compared to a provision of $4,000 for the six months ended June 30, 2020. The provision in 2020 was due to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. The negative provision in 2021 was due to the improvement in economic conditions and removal of pandemic-related restrictions on businesses, along with the lack of loan losses for the Company since the onset of the COVID-19 pandemic.

Noninterest income increased $685 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to the increase in trust services revenue. Noninterest expense increased $1,717 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increases in salaries and benefits and FDIC insurance expenses.

Total loans outstanding increased $28,952, or 1.3 percent, during the first six months of 2021. Excluding the impact of PPP loan activity, total loans outstanding increased $125,136, or 6.0 percent, during the first six months of 2021. As of June 30, 2021, the allowance for loan losses was 1.21 percent of outstanding loans, compared to 1.29 percent as of December 31, 2020. At June 30, 2021, the allowance for loan losses was 1.26 percent of outstanding loans, excluding $84,573 of PPP loans (a non-GAAP financial measure), which are 100 percent guaranteed by the SBA, compared to 1.40 percent of outstanding loans, excluding $180,757 of PPP loans, as of December 31, 2020. Management believed the allowance for loan losses at June 30, 2021 was adequate to absorb any losses inherent in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(3)
	As of and for the six months ended June 30, 2021	As of and for the three months ended March 31, 2021	As of and for the three months ended March 31, 2021
Return on average equity	21.50%	20.77%	2.78% - 18.48%
Efficiency ratio(1) (2)	40.43%	39.75%	41.92% - 72.31%
Texas ratio(2)	5.31%	9.38%	2.03% - 18.89%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on July 28, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.24 per common share. The dividend is payable on August 25, 2021, to stockholders of record on August 11, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2021 compared with the same periods in 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	Change %	2021	2020	Change	Change %
Net income	$13,239	$7,969	$5,270	66.13%	$24,991	$16,058	$8,933	55.63%
Average assets	3,224,318	2,700,720	523,598	19.39%	3,167,401	2,616,175	551,226	21.07%
Average stockholders' equity	239,218	204,387	34,831	17.04%	234,372	206,896	27,476	13.28%

Return on average assets	1.65%	1.19%	0.46%		1.59%	1.23%	0.36%
Return on average equity	22.20%	15.68%	6.52%		21.50%	15.61%	5.89%
Net interest margin (1)	2.99%	3.27%	(0.28)%		3.08%	3.19%	(0.11)%
Efficiency ratio (1) (2)	41.11%	41.33%	(0.22)%		40.43%	43.41%	(2.98)%
Dividend payout ratio	30.01%	43.40%	(13.39)%		30.40%	42.96%	(12.56)%
Average equity to average assets ratio	7.42%	7.57%	(0.15)%		7.40%	7.91%	(0.51)%

					As of June 30,
					2021	2020	Change
Texas ratio (2)					5.31%	0.17%	5.14%
Equity to assets ratio					7.54%	7.62%	(0.08)%
Tangible common equity ratio					7.54%	7.62%	(0.08)%
(1) Amounts are presented on a FTE basis. These are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2021	2020	Change	Change- %	2021	2020	Change	Change- %	2021	2020	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$553,401	$582,605	$(29,204)	(5.01)%	$5,383	$5,362	$21	0.39%	3.90%	3.70%	0.20%
Real estate (3)	1,750,198	1,559,152	191,046	12.25%	17,807	17,022	785	4.61%	4.08%	4.39%	(0.31)%
Consumer and other	4,112	6,215	(2,103)	(33.84)%	53	66	(13)	(19.70)%	5.13%	4.29%	0.84%
Total loans	2,307,711	2,147,972	159,739	7.44%	23,243	22,450	793	3.53%	4.04%	4.20%	(0.16)%

Securities:
Taxable	376,165	329,780	46,385	14.07%	1,895	1,994	(99)	(4.96)%	2.01%	2.42%	(0.41)%
Tax-exempt (3)	141,819	45,488	96,331	211.77%	879	395	484	122.53%	2.47%	3.46%	(0.99)%
Total securities	517,984	375,268	142,716	38.03%	2,774	2,389	385	16.12%	2.14%	2.55%	(0.41)%

Federal funds sold	276,955	48,971	227,984	465.55%	75	12	63	525.00%	0.11%	0.10%	0.01%
Total interest-earning assets (3)	$3,102,650	$2,572,211	$530,439	20.62%	26,092	24,851	1,241	4.99%	3.37%	3.89%	(0.52)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,828,394	$1,453,322	$375,072	25.81%	1,536	1,317	219	16.63%	0.34%	0.36%	(0.02)%
Time deposits	240,988	237,951	3,037	1.28%	459	1,034	(575)	(55.61)%	0.76%	1.75%	(0.99)%
Total deposits	2,069,382	1,691,273	378,109	22.36%	1,995	2,351	(356)	(15.14)%	0.39%	0.56%	(0.17)%
Other borrowed funds	181,890	229,847	(47,957)	(20.86)%	976	1,559	(583)	(37.40)%	2.15%	2.73%	(0.58)%
Total interest-bearing
liabilities	$2,251,272	$1,921,120	$330,152	17.19%	2,971	3,910	(939)	(24.02)%	0.53%	0.82%	(0.29)%

Net interest income (FTE) (4)					$23,121	$20,941	$2,180	10.41%
Net interest spread (FTE)									2.84%	3.07%	(0.23)%
Net interest margin (FTE) (4)									2.99%	3.27%	(0.28)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2021	2020	Change	Change- %	2021	2020	Change	Change- %	2021	2020	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$559,975	$508,963	$51,012	10.02%	$12,193	$10,378	$1,815	17.49%	4.39%	4.10%	0.29%
Real estate (3)	1,727,198	1,541,142	186,056	12.07%	35,080	34,350	730	2.13%	4.10%	4.48%	(0.38)%
Consumer and other	4,744	6,547	(1,803)	(27.54)%	107	146	(39)	(26.71)%	4.55%	4.50%	0.05%
Total loans	2,291,917	2,056,652	235,265	11.44%	47,380	44,874	2,506	5.58%	4.17%	4.39%	(0.22)%

Securities:
Taxable	351,584	341,866	9,718	2.84%	3,540	4,377	(837)	(19.12)%	2.01%	2.56%	(0.55)%
Tax-exempt (3)	121,519	43,413	78,106	179.91%	1,566	757	809	106.87%	2.58%	3.49%	(0.91)%
Total securities	473,103	385,279	87,824	22.79%	5,106	5,134	(28)	(0.55)%	2.16%	2.67%	(0.51)%

Federal funds sold	276,499	54,423	222,076	408.06%	144	241	(97)	(40.25)%	0.11%	0.89%	(0.78)%
Total interest-earning assets (3)	$3,041,519	$2,496,354	$545,165	21.84%	52,630	50,249	2,381	4.74%	3.49%	4.05%	(0.56)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,794,044	$1,433,888	$360,156	25.12%	3,020	4,953	(1,933)	(39.03)%	0.34%	0.69%	(0.35)%
Time deposits	214,239	249,615	(35,376)	(14.17)%	852	2,444	(1,592)	(65.14)%	0.80%	1.97%	(1.17)%
Total deposits	2,008,283	1,683,503	324,780	19.29%	3,872	7,397	(3,525)	(47.65)%	0.39%	0.88%	(0.49)%
Other borrowed funds	201,836	231,167	(29,331)	(12.69)%	2,288	3,269	(981)	(30.01)%	2.29%	2.84%	(0.55)%
Total interest-bearing
liabilities	$2,210,119	$1,914,670	$295,449	15.43%	6,160	10,666	(4,506)	(42.25)%	0.56%	1.12%	(0.56)%

Net interest income (FTE) (4)					$46,470	$39,583	$6,887	17.40%
Net interest spread (FTE)									2.93%	2.93%	—%
Net interest margin (FTE) (4)									3.08%	3.19%	(0.11)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Net interest margin, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2021 decreased by 28 and 11 basis points, respectively, compared to the three and six months ended June 30, 2020. The primary driver of the decrease in the net interest margin was a decrease in yield on loans and securities, partially offset by a decrease in the interest rates paid on deposits and other borrowed funds. The higher average balances of federal funds sold also contributed to a lower net interest margin. Tax-equivalent net interest income for the three and six months ended June 30, 2021 increased $2,180 and $6,887, respectively, compared to the same time periods in 2020. The increase in net interest income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to increases in average loans and securities balances and decreases in deposit interest rates, partially offset by increases in average deposit balances and decreases in yields on loans and securities.

Tax-equivalent interest income on loans increased $793 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Included in commercial loans were PPP loans with interest income of $1,387 and $1,073 and yields of 4.00 percent and 2.47 percent for the three months ended June 30, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021, tax-equivalent interest income on loans increased $2,506 compared to the same period in 2020. Included in commercial loans were PPP loans with interest income of $4,229 and $1,073 and yields of 5.80 percent and 2.47 percent for the six months ended June 30, 2021 and June 30, 2020, respectively. The PPP loan interest income in 2021 included accelerated origination fees recognized at the time of loan forgiveness. Exclusive of the PPP loans, the yield on loans was 4.00 percent and 4.30 percent for the three months ended June 30, 2021 and June 30, 2020, respectively, and 4.06 percent and 4.49 percent for the six months ended June 30, 2021 and June 30, 2020, respectively. Management believes interest income on loans and the yield on loans could decline during the second half of 2021 if the low interest rate environment and strong competition persist.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans. We anticipate that our interest income could be adversely affected in future periods as a result of the long-term impact of the COVID-19 pandemic, including the possibility of decreases in the size of our loan portfolio and declining credit quality, the effect of lower interest rates, and the potential for an increase in nonaccrual loans.

The average balance of interest-bearing demand, savings and money market deposits increased for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to an increase in average balances of money market and interest-bearing demand accounts. The increase in average balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers' desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The average rate paid on interest-bearing demand, savings and money market deposits for the three and six months ended June 30, 2021 decreased 2 and 35 basis points, respectively, compared to the three and six months ended June 30, 2020. The average rate paid on time deposits decreased 99 and 117 basis points, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The decreases were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate that occurred in March 2020.

The average balance of other borrowed funds decreased $47,957 and $29,331, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The rate paid on borrowed funds declined by 58 and 55 basis points, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. These declines are primarily due to the repayment of $50,000 of FHLB advances in the second quarter of 2021 and the maturity of long-term, high rate FHLB advances in the second and third quarters of 2020.

As a result of the historically low interest rate environment, we expect that our net interest income and net interest margin could decrease in future periods.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses were negative $2,000 and negative $1,500 for the three and six months ended June 30, 2021, compared to a provision of $3,000 and $4,000 for the three and six months ended June 30, 2020. The provisions in 2020 were due to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic, while the negative provisions recorded in 2021 were due to the improvement in economic conditions and removal of pandemic-related restrictions for businesses, in addition to the lack of loan losses for the Company since the onset of the COVID-19 pandemic.

Factors considered in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. In response to COVID-19, the Company increased its monitoring efforts of certain segments of the loan portfolio that management believed were under increased stress, including hotel and movie theater exposures. Ongoing communication with customers regarding revenue and cash flow expectations continue to be used to monitor risks and stress in the loan portfolio. For example, customers in the hotel industry provide monthly updates on occupancy rates.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Concerted efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2021 and 2020 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Balance at beginning of period	$30,008	$18,332	$11,676	$29,436	$17,235	$12,201
Charge-offs	—	—	—	—	(1)	1
Recoveries	34	31	3	106	129	(23)
Net recoveries	34	31	3	106	128	(22)
Provision for loan losses charged to operations	(2,000)	3,000	(5,000)	(1,500)	4,000	(5,500)
Balance at end of period	$28,042	$21,363	$6,679	$28,042	$21,363	$6,679

Average loans outstanding	$2,307,711	$2,147,972		$2,291,917	$2,056,652

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	0.01%		0.01%	0.02%

Ratio of allowance for loan losses to average loans outstanding	1.22%	0.99%		1.22%	1.04%

Ratio of allowance for loan losses to total loans at end of period	1.21%	0.97%		1.21%	0.97%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans(1)	1.26%	1.08%		1.26%	1.08%
(1) A non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

In 2020, the U.S. economy deteriorated significantly as a result of the COVID-19 pandemic and the impact of economic uncertainties. The national unemployment rate jumped from 4.4 percent in March 2020 to 14.8 percent in April 2020 amid nationwide shutdowns and other restrictions in the interest of public health and safety. In 2021, the economy has begun to recover; however some economic measures still lag pre-pandemic levels. Additionally, certain industries, including travel, hospitality and entertainment had been particularly impacted by shutdowns, capacity restrictions, and social distancing requirements that occurred in response to COVID-19. There remains uncertainty about recovery times and the long term impact on local businesses as well as the travel and entertainment industries. The Company increased the economic factors within the allowance for loan losses evaluation in 2020 in response to the COVID-19 pandemic. Based on the continued improvement in national and local economic performances measures, the relative success of vaccination efforts and the lifting of pandemic-related restrictions, the Company decreased the economic factors within the allowance for loan losses evaluation in the second quarter of 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2021	2020	Change	Change %
Service charges on deposit accounts	$578	$531	$47	8.85%
Debit card usage fees	511	391	120	30.69%
Trust services	691	461	230	49.89%
Increase in cash value of bank-owned life insurance	240	136	104	76.47%
Loan swap fees	42	3	39	1,300.00%
Realized securities gains (losses), net	36	(69)	105	152.17%
Other income:
All other income	417	322	95	29.50%
Total other income	417	322	95	29.50%
Total noninterest income	$2,515	$1,775	$740	41.69%

	Six Months Ended June 30,
Noninterest income:	2021	2020	Change	Change %
Service charges on deposit accounts	$1,160	$1,134	$26	2.29%
Debit card usage fees	953	773	180	23.29%
Trust services	1,343	924	419	45.35%
Increase in cash value of bank-owned life insurance	460	294	166	56.46%
Loan swap fees	42	589	(547)	(92.87)%
Realized securities gains (losses), net	40	(75)	115	153.33%
Other income:
All other income	982	656	326	49.70%
Total other income	982	656	326	49.70%
Total noninterest income	$4,980	$4,295	$685	15.95%

Debit card usage fees increased for the three and six months months ended June 30, 2021 when compared to the same periods ended June 30, 2020, due to an increase in transaction volume as consumers respond to the reopening of the economy. Revenue from trust services increased for the three and six months ended June 30, 2021 when compared to the same periods ended June 30, 2020, primarily as a result of an increase in the value of trust assets in 2021 compared to 2020. The increase in cash value of bank-owned life insurance was driven by the purchase of additional life insurance in the third quarter of 2020, increasing total life insurance investments for the three and six months ended June 30, 2021 in comparison to the three and six months ended June 30, 2020. The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program at contract origination and are dependent on the timing and volume of customer activity.

The increase in other income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the recognition of net swap termination gains totaling $181 in March 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in other noninterest income. Refer to Note 5 to the financial statements for additional information.

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

	Three Months Ended June 30,
Noninterest expense:	2021	2020	Change	Change %
Salaries and employee benefits	$5,672	$5,318	$354	6.66%
Occupancy	1,199	1,217	(18)	(1.48)%
Data processing	617	554	63	11.37%
FDIC insurance	426	292	134	45.89%
Professional fees	268	200	68	34.00%
Director fees	214	194	20	10.31%
Other expenses:
Marketing	57	44	13	29.55%
Business development	261	137	124	90.51%
Insurance expense	123	110	13	11.82%
Charitable contributions	60	45	15	33.33%
Subscriptions and service contracts	467	317	150	47.32%
Trust	137	103	34	33.01%
Consulting fees	78	89	(11)	(12.36)%
Low income housing projects amortization	192	102	90	88.24%
New markets tax credit project amortization and management fees	229	229	—	—%
All other	526	466	60	12.88%
Total other expenses	2,130	1,642	488	29.72%
Total noninterest expense	$10,526	$9,417	$1,109	11.78%

	Six Months Ended June 30,
Noninterest expense:	2021	2020	Change	Change %
Salaries and employee benefits	$11,280	$10,602	$678	6.40%
Occupancy	2,427	2,430	(3)	(0.12)%
Data processing	1,219	1,184	35	2.96%
FDIC insurance	830	529	301	56.90%
Professional fees	551	439	112	25.51%
Director fees	405	428	(23)	(5.37)%
Other expenses:
Marketing	102	88	14	15.91%
Business development	447	404	43	10.64%
Insurance expense	244	214	30	14.02%
Charitable contributions	120	90	30	33.33%
Subscriptions and service contracts	845	631	214	33.91%
Trust	278	220	58	26.36%
Consulting fees	153	166	(13)	(7.83)%
Low income housing projects amortization	326	205	121	59.02%
New markets tax credit project amortization and management fees	459	459	—	—%
All other	1,111	991	120	12.11%
Total other expenses	4,085	3,468	617	17.79%
Total noninterest expense	$20,797	$19,080	$1,717	9.00%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020, primarily due to an increase in expenses related to restricted stock units. FDIC insurance expense increased during the three and six months ended June 30, 2021 when compared to the same time periods in 2020 due to increases in both the Company's average assets and assessment rate.

Business development expense increased for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020. Business development activities have increased in the second quarter of 2021 as local economies return to normal activities. Business development activities were significantly limited during COVID-19 shutdowns and social distancing guidelines that began in the second quarter of 2020. All other expenses were higher for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, due primarily to the settlement of a loss on a check fraud scheme.

Income Tax Expense

The Company recorded income tax expense of $3,600 (21.4 percent of pre-tax income) and $6,663 (21.1 percent of pre-tax income) for the three and six months ended June 30, 2021, compared with $2,136 (21.1 percent of pre-tax income) and $4,368 (21.4 percent of pre-tax income) for the three and six months ended June 30, 2020. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the six months ended June 30, 2021, a tax benefit of $233 was recorded as a result of the increase in fair value of restricted stock over the vesting period. Comparatively, for the six months ended June 30, 2020, a tax expense of $116 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. The tax rates for the first six months of 2021 and 2020 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $684 and $620, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
FINANCIAL CONDITION

The Company had total assets of $3,268,760 as of June 30, 2021, compared to total assets of $3,185,744 as of December 31, 2020. Fluctuations in the balance sheet included increases in loans, securities and deposits and decreases in Federal Home Loan Bank advances and other liabilities.

Securities

The balance of securities available for sale increased by $180,891 during the six months ended June 30, 2021. In the first six months of 2021, securities were purchased to improve the yield on excess liquidity. As of June 30, 2021, approximately 58 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $28,952 from $2,280,575 as of December 31, 2020 to $2,309,527 as of June 30, 2021. Changes in the loan portfolio during the first six months of 2021 included increases of $72,505 in commercial real estate loans and $45,661 in construction, land and land development loans. Commercial loans declined $92,652, which included a $96,184 decline in PPP loans. As of June 30, 2021, PPP loans outstanding totaled $84,573, which was made up of $13,431 from round one of the program in 2020 and $71,142 from round two in 2021. The Company continues to focus on business development efforts in all of its markets. We believe that loan growth may be lower in 2021 compared to 2020 as a result of the ongoing effects of the COVID-19 pandemic and the related economic impact in our market areas.

Nonaccrual loans decreased $1,608 from December 31, 2020 to June 30, 2021. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 5.31 percent as of June 30, 2021, compared to 6.40 percent as of December 31, 2020.

The watch classification of loans increased to $90,693 as of June 30, 2021 from $26,715 as of December 31, 2020. The increase was primarily due to the addition of $68,424 of hotel, restaurant and other commercial real estate loans related to one borrowing group. This relationship was downgraded to watch classification primarily due to a slower rebound in their hotel occupancy rates compared to other market data. The loans in this downgraded borrowing group are considered well collateralized with a weighted average loan to value ratio of 63 percent.

Even though we have seen improvement in economic conditions, we believe the long-term effects of the COVID-19 pandemic could have further adverse affects on the credit quality of our loan portfolio. The duration of business disruptions to our customers in the hotel, restaurant and movie theater industries could result in increased loan delinquencies and defaults. Management believes impaired loans could increase in the future as a result of the long-term economic effects of the COVID-19 pandemic, including the risk of future shutdowns in response to COVID-19 variants. No credit issues are anticipated with PPP loans at this time, as they are 100 percent guaranteed by the SBA.

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

	June 30, 2021	December 31, 2020	Change
Nonaccrual loans	$14,586	$16,194	$(1,608)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	14,586	16,194	(1,608)
Other real estate owned	—	—	—
Total nonperforming assets	$14,586	$16,194	$(1,608)

Nonperforming loans to total loans	0.63%	0.71%	(0.08)%
Nonperforming assets to total assets	0.45%	0.51%	(0.06)%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans as of June 30, 2021 and December 31, 2020 categorized as nonaccrual.

Deposits

Deposits increased $124,295 during the first six months of 2021. Savings accounts, which include money market accounts, increased by a total of $116,977 from December 31, 2020 to June 30, 2021. Interest-bearing demand accounts decreased a total of $66,239 from December 31, 2020 to June 30, 2021. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. We believe that deposit levels could decrease in future periods as a result of the end of broad government stimulus programs relating to the COVID-19 pandemic and low interest rates.

Borrowed Funds

The Company had $128,605 of overnight federal funds purchased and short-term FHLB advances outstanding at June 30, 2021, compared to $180,375 as of December 31, 2020. The Company repaid $50,000 of FHLB advances at maturity in the second quarter of 2021 to reduce unneeded funding as a result of high deposit balances and excess liquidity.

Derivatives

At June 30, 2021 and December 31, 2020, the Company had interest rate swap contracts associated with borrowed funds and deposits with a total notional amount of $255,000 and $305,000, respectively. The fair value of these derivative contracts, which is reported in other liabilities on the balance sheet, increased $11,508 from December 31, 2020 to June 30, 2021 due to the increases in projected long-term market interest rates. See Note 5 to the financial statements for additional information on the impact of the change in derivative fair values on AOCI.

In March 2021, the Company terminated interest rate swaps with a total notional amount of $150,000. Of the total notional amount of $150,000, $100,000 were forward-starting interest rate swaps originated in January 2021 and $50,000 were interest rate swaps hedging the interest cash flows of FHLB advances. The net termination gains were recorded in other noninterest income.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $270,823 as of June 30, 2021 compared with $396,435 as of December 31, 2020.

As of June 30, 2021, West Bank had additional borrowing capacity available from the FHLB of approximately $575,000, as well as approximately $20,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $28,508 to liquidity for the six months ended June 30, 2021. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of June 30, 2021.

The Company's total stockholders' equity increased to $246,526 at June 30, 2021 from $223,695 at December 31, 2020. The increase was primarily the result of net income less dividends paid and an increase in fair value of derivatives, partially offset by a decrease in the fair value of securities. At June 30, 2021, the Company's tangible common equity as a percent of tangible assets was 7.54 percent compared to 7.02 percent as of December 31, 2020.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,294 and $3,505 as of June 30, 2021 and December 31, 2020, respectively. During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a remaining construction commitment of $5,729 and $8,324 as of June 30, 2021 and December 31, 2020, respectively.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$301,043	11.32%	$212,746	8.00%	$279,230	10.50%	$265,933	10.00%
West Bank	305,420	11.49%	212,670	8.00%	279,130	10.50%	265,838	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	273,001	10.27%	159,560	6.00%	226,043	8.50%	212,746	8.00%
West Bank	277,378	10.43%	159,503	6.00%	225,962	8.50%	212,670	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	253,001	9.51%	119,670	4.50%	186,153	7.00%	172,856	6.50%
West Bank	277,378	10.43%	119,627	4.50%	186,087	7.00%	172,795	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	273,001	8.47%	128,896	4.00%	128,896	4.00%	161,120	5.00%
West Bank	277,378	8.61%	128,817	4.00%	128,817	4.00%	161,022	5.00%

As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$284,977	11.45%	$199,092	8.00%	$261,308	10.50%	$248,865	10.00%
West Bank	290,677	11.69%	198,995	8.00%	261,181	10.50%	248,744	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	255,541	10.27%	149,319	6.00%	211,535	8.50%	199,092	8.00%
West Bank	261,241	10.50%	149,246	6.00%	211,431	8.50%	198,995	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,541	9.46%	111,989	4.50%	174,205	7.00%	161,762	6.50%
West Bank	261,241	10.50%	111,935	4.50%	174,120	7.00%	161,683	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	255,541	8.66%	118,053	4.00%	118,053	4.00%	147,567	5.00%
West Bank	261,241	8.86%	117,946	4.00%	117,946	4.00%	147,433	5.00%

The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2021, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk refers to the exposure arising from changes in interest rates. Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first six months of 2021 have materially changed compared to those in the year ended 2020.

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

Scenario	% Change
300 basis points rising	4.23%
200 basis points rising	3.05%
100 basis points rising	1.73%
Base	—

As of June 30, 2021, the estimated effect of a 300 basis point increase in interest rates would be an increase of the Company's net interest income by approximately 4.23 percent, or $3,746 in 2021. The estimated effect of a decrease in rates is not reasonably calculable due to the current low interest rate environment.

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

b. Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibits	Description
10.1	West Bancorporation, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 filed with the Form S-8 on April 30, 2021)
10.2
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (with holding period) (incorporated herein by reference to Exhibit 4.4 filed with the Form S-8 on April 30, 2021)

10.3
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (without holding period) (incorporated herein by reference to Exhibit 4.5 filed with the Form S-8 on April 30, 2021)

10.4
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.6 filed with the Form S-8 on April 30, 2021)

10.5
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Cash-Settled Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.7 filed with the Form S-8 on April 30, 2021)

10.6	Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.8 filed with the Form S-8 on April 30, 2021)
10.7	Employment Agreement dated April 29, 2021, between West Bancorporation, Inc. and Bradley P. Peters (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on April 30, 2021)
10.8
Transitional Employment Agreement dated May 27, 2021, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on May 27, 2021)

10.9	Employment Agreement dated May 27, 2021, between West Bancorporation, Inc. and Jane M. Funk (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on May 27, 2021)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West Bancorporation, Inc.
(Registrant)

July 29, 2021	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 29, 2021	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

July 29, 2021	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)