Form 10-Q
period 2021-09-30
WEST BANCORPORATION INC
filed 2021-10-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

Yes  ☐                      No  ☒

As of October 27, 2021, there were 16,554,846 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$30,922	$77,693
Federal funds sold	1,547	318,742
Cash and cash equivalents	32,469	396,435
Securities available for sale, at fair value	763,397	420,571
Federal Home Loan Bank stock, at cost	11,544	11,723
Loans	2,359,567	2,280,575
Allowance for loan losses	(28,098)	(29,436)
Loans, net	2,331,469	2,251,139
Premises and equipment, net	33,287	29,077
Accrued interest receivable	11,772	11,231
Bank-owned life insurance	43,376	42,686
Deferred tax assets, net	10,288	11,289
Other assets	12,098	11,593
Total assets	$3,249,700	$3,185,744

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$713,076	$696,731
Interest-bearing demand	458,165	553,881
Savings	1,379,321	1,274,254
Time of $250 or more	50,643	46,907
Other time	135,718	129,221
Total deposits	2,736,923	2,700,994
Federal funds purchased	39,380	5,375
Subordinated notes, net	20,462	20,452
Federal Home Loan Bank advances	125,000	175,000
Long-term debt	17,654	21,558
Accrued expenses and other liabilities	57,905	38,670
Total liabilities	2,997,324	2,962,049
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,554,846 and 16,469,272 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,000	3,000
Additional paid-in capital	29,536	28,823
Retained earnings	229,845	203,718
Accumulated other comprehensive loss	(10,005)	(11,846)
Total stockholders' equity	252,376	223,695
Total liabilities and stockholders' equity	$3,249,700	$3,185,744
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$24,229	$22,489	$71,406	$67,132
Securities:
Taxable	2,412	1,728	5,952	6,105
Tax-exempt	762	378	2,032	994
Federal funds sold	82	15	226	256
Total interest income	27,485	24,610	79,616	74,487
Interest expense:
Deposits	2,021	1,946	5,893	9,343
Federal funds purchased	2	2	4	21
Subordinated notes	254	254	754	762
Federal Home Loan Bank advances	656	1,189	2,288	3,702
Long-term debt	66	87	220	316
Total interest expense	2,999	3,478	9,159	14,144
Net interest income	24,486	21,132	70,457	60,343
Provision for loan losses	—	4,000	(1,500)	8,000
Net interest income after provision for loan losses	24,486	17,132	71,957	52,343
Noninterest income:
Service charges on deposit accounts	589	609	1,749	1,743
Debit card usage fees	490	432	1,443	1,205
Trust services	695	553	2,038	1,477
Increase in cash value of bank-owned life insurance	230	133	690	427
Loan swap fees	—	983	42	1,572
Realized securities gains, net	11	156	51	81
Other income	386	337	1,368	993
Total noninterest income	2,401	3,203	7,381	7,498
Noninterest expense:
Salaries and employee benefits	6,018	5,412	17,298	16,014
Occupancy	1,203	1,221	3,630	3,651
Data processing	616	572	1,835	1,756
FDIC insurance	528	351	1,358	880
Professional fees	212	230	763	669
Director fees	176	236	581	664
Other expenses	1,959	2,037	6,044	5,505
Total noninterest expense	10,712	10,059	31,509	29,139
Income before income taxes	16,175	10,276	47,829	30,702
Income taxes	3,469	2,176	10,132	6,544
Net income	$12,706	$8,100	$37,697	$24,158

Basic earnings per common share	$0.77	$0.49	$2.28	$1.47
Diluted earnings per common share	$0.76	$0.49	$2.25	$1.46
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$12,706	$8,100	$37,697	$24,158
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(6,172)	357	(10,462)	6,171
Plus: reclassification adjustment for net gains realized in net income	(11)	(156)	(51)	(81)
Income tax (expense) benefit	1,558	(50)	2,649	(1,522)
Other comprehensive income (loss) on securities	(4,625)	151	(7,864)	4,568
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	359	256	5,801	(23,912)
Plus: reclassification adjustment for net losses on derivatives realized in net income	1,105	1,405	7,173	2,768
Plus: reclassification adjustment for amortization of derivative termination costs	—	—	—	31
Income tax (expense) benefit	(369)	(415)	(3,269)	5,277
Other comprehensive income (loss) on derivatives	1,095	1,246	9,705	(15,836)
Total other comprehensive income (loss)	(3,530)	1,397	1,841	(11,268)
Comprehensive income	$9,176	$9,497	$39,538	$12,890

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2021	$—	16,554,846	$3,000	$28,888	$221,113	$(6,475)	$246,526
Net income	—	—	—	—	12,706	—	12,706
Other comprehensive loss, net of tax	—	—	—	—	—	(3,530)	(3,530)
Cash dividends declared, $0.24 per common share	—	—	—	—	(3,974)	—	(3,974)
Stock-based compensation costs	—	—	—	648	—	—	648
Balance, September 30, 2021	$—	16,554,846	$3,000	$29,536	$229,845	$(10,005)	$252,376

	Three Months Ended September 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2020	$—	16,469,272	$3,000	$27,632	$193,981	$(15,926)	$208,687
Net income	—	—	—	—	8,100	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	1,397	1,397
Cash dividends declared, $0.21 per common share	—	—	—	—	(3,459)	—	(3,459)
Stock-based compensation costs	—	—	—	595	—	—	595
Balance, September 30, 2020	$—	16,469,272	$3,000	$28,227	$198,622	$(14,529)	$215,320

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	37,697	—	37,697
Other comprehensive income, net of tax	—	—	—	—	—	1,841	1,841
Cash dividends declared, $0.70 per common share	—	—	—	—	(11,570)		(11,570)
Stock-based compensation costs	—	—	—	1,926	—	—	1,926
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, September 30, 2021	$—	16,554,846	$3,000	$29,536	$229,845	$(10,005)	$252,376

	Nine Months Ended September 30, 2020
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	24,158	—	24,158
Other comprehensive loss, net of tax	—	—	—	—	—	(11,268)	(11,268)
Cash dividends declared, $0.63 per common share	—	—	—	—	(10,357)	—	(10,357)
Stock-based compensation costs	—	—	—	1,716	—	—	1,716
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, September 30, 2020	$—	16,469,272	$3,000	$28,227	$198,622	$(14,529)	$215,320

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$37,697	$24,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,500)	8,000
Net amortization and accretion	1,459	1,628
Securities gains, net	(51)	(81)
Stock-based compensation	1,926	1,716
Increase in cash value of bank-owned life insurance	(690)	(427)
Depreciation	1,143	1,131
(Benefit) provision for deferred income taxes	380	(1,693)
Change in assets and liabilities:
Increase in accrued interest receivable	(541)	(3,937)
(Increase) decrease in other assets	2,299	(231)
Increase in accrued expenses and other liabilities	312	798
Net cash provided by operating activities	42,434	31,062
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	30,374	133,212
Proceeds from maturities and calls of securities available for sale	65,784	54,736
Purchases of securities available for sale	(420,744)	(158,540)
Purchases of Federal Home Loan Bank stock	(2,325)	(9,334)
Proceeds from redemption of Federal Home Loan Bank stock	2,504	9,920
Net increase in loans	(78,830)	(305,594)
Purchase of bank-owned life insurance	—	(7,200)
Purchases of premises and equipment	(6,410)	(605)
Net cash used in investing activities	(409,647)	(283,405)
Cash Flows from Financing Activities:
Net increase in deposits	35,929	282,024
Net increase (decrease) in federal funds purchased	34,005	(310)
Net decrease in Federal Home Loan Bank advances	(50,000)	(5,000)
Principal payments on long-term debt	(3,904)	(712)
Common stock dividends paid	(11,570)	(10,357)
Restricted stock units withheld for payroll taxes	(1,213)	(749)
Net cash provided by financing activities	3,247	264,896
Net increase (decrease) in cash and cash equivalents	(363,966)	12,553
Cash and Cash Equivalents:
Beginning	396,435	53,290
Ending	$32,469	$65,843

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$9,596	$15,034
Income taxes	9,220	7,590
Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of securities available for sale, pending settlement	$30,151	$—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2021 and December 31, 2020, net income, comprehensive income and changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$12,706	$8,100	$37,697	$24,158

Weighted average common shares outstanding	16,555	16,470	16,527	16,439
Weighted average effect of restricted stock units outstanding	248	54	245	59
Diluted weighted average common shares outstanding	16,803	16,524	16,772	16,498

Basic earnings per common share	$0.77	$0.49	$2.28	$1.47
Diluted earnings per common share	$0.76	$0.49	$2.25	$1.46
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	—	243	—	251

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$233,017	$2,798	$(3,954)	$231,861
Collateralized mortgage obligations (1)	325,956	2,753	(2,123)	326,586
Mortgage-backed securities (1)	151,320	242	(2,328)	149,234
Collateralized loan obligations	42,854	75	(24)	42,905
Corporate notes	12,750	84	(23)	12,811
	$765,897	$5,952	$(8,452)	$763,397

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$141,405	$3,441	$(514)	$144,332
Collateralized mortgage obligations (1)	135,338	5,650	(26)	140,962
Mortgage-backed securities (1)	82,994	651	(122)	83,523
Collateralized loan obligations	52,822	50	(1,118)	51,754
	$412,559	$9,792	$(1,780)	$420,571
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $283,428 and $232,206 as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of September 30, 2021, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2021
	Amortized Cost	Fair Value
Due after five years through ten years	$46,878	$46,938
Due after ten years	241,743	240,639
	288,621	287,577
Collateralized mortgage obligations and mortgage-backed securities	477,276	475,820
	$765,897	$763,397

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of securities available for sale for the three and nine months ended September 30, 2021 and 2020 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$1,413	$54,631	$30,374	$133,212
Gross gains on sales	11	318	283	1,773
Gross losses on sales	—	162	232	1,692

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$132,866	$(2,850)	$20,205	$(1,104)	$153,071	$(3,954)
Collateralized mortgage obligations	187,026	(2,123)	—	—	187,026	(2,123)
Mortgage-backed securities	115,501	(2,328)	—	—	115,501	(2,328)
Collateralized loan obligations	14,986	(24)	—	—	14,986	(24)
Corporate notes	4,227	(23)	—	—	4,227	(23)
	$454,606	$(7,348)	$20,205	$(1,104)	$474,811	$(8,452)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$48,752	$(514)	$—	$—	$48,752	$(514)
Collateralized mortgage obligations	9,275	(26)	—	—	9,275	(26)
Mortgage-backed securities	14,183	(122)	—	—	14,183	(122)
Collateralized loan obligations	14,667	(206)	32,026	(912)	46,693	(1,118)
	$86,877	$(868)	$32,026	$(912)	$118,903	$(1,780)

As of September 30, 2021, securities available for sale with unrealized losses included 47 state and political subdivision securities, 22 collateralized mortgage obligation securities, 14 mortgage-backed securities, two collateralized loan obligation securities and four corporate notes. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2021, the Company only owned collateralized loan obligations that were AAA- or AA-rated. The Company believes the unrealized losses on securities available for sale as of September 30, 2021 were due to market conditions rather than reduced estimated cash flows. At September 30, 2021, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of September 30, 2021.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Commercial	$491,344	$603,599
Real estate:
Construction, land and land development	325,655	236,093
1-4 family residential first mortgages	63,881	58,912
Home equity	8,993	9,444
Commercial	1,471,170	1,373,007
Consumer and other	3,698	5,694
	2,364,741	2,286,749
Net unamortized fees and costs	(5,174)	(6,174)
	$2,359,567	$2,280,575

Included in commercial loans at September 30, 2021 and December 31, 2020, were $47,416 and $180,757, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $1,250,000 and $1,010,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2021 and December 31, 2020, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The CARES Act also provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on the earlier of January 1, 2022 or 60 days after the termination of the COVID-19 national emergency. In 2020, federal banking regulators, in consultation with FASB, issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provide that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. At September 30, 2021, there were no COVID-19-related loan modifications on the Company's loans.

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

TDR loans totaled $8,725 and $0 as of September 30, 2021 and December 31, 2020 and were included in the nonaccrual category. There were six loan modifications related to one borrower considered to be TDR, with a pre- and post-modification recorded investment of $14,044, that occurred during the three and nine months ended September 30, 2021. The modification included significant payment delays. A specific reserve of $2,500 and $3,000 related to these loans was recorded at September 30, 2021 and December 31, 2020, respectively. There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2020. No TDR loans that were modified within the 12 months preceding September 30, 2021 and 2020 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	355	355	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	355	355	—	377	377	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	8,725	8,725	2,500	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	8,725	8,725	2,500	15,817	15,817	3,000
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	355	355	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	8,725	8,725	2,500	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	$9,080	$9,080	$2,500	$16,194	$16,194	$3,000
The balance of impaired loans at September 30, 2021 and December 31, 2020 was composed of two different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$54	$2
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	360	—	386	1	367	—	395	4
Home equity	—	—	—	—	—	—	3	—
Commercial	—	—	3,979	4	—	—	1,592	14
Consumer and other	—	—	—	—	—	—	—	—
	360	—	4,365	5	367	—	2,044	20
With an allowance recorded:
Commercial	—	—	369	—	—	—	148	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Commercial	12,781	—	—	—	14,310	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
	12,781	—	369	—	14,310	—	148	—
Total:
Commercial	—	—	369	—	—	—	202	2
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	360	—	386	1	367	—	395	4
Home equity	—	—	—	—	—	—	3	—
Commercial	12,781	—	3,979	4	14,310	—	1,592	14
Consumer and other	—	—	—	—	—	—	—	—
	$13,141	$—	$4,734	$5	$14,677	$—	$2,192	$20

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$491,344	$—	$491,344
Real estate:
Construction, land and
land development	—	—	—	—	325,655	—	325,655
1-4 family residential
first mortgages	—	—	—	—	63,526	355	63,881
Home equity	—	—	—	—	8,993	—	8,993
Commercial	—	—	—	—	1,462,445	8,725	1,471,170
Consumer and other	—	—	—	—	3,698	—	3,698
Total	$—	$—	$—	$—	$2,355,661	$9,080	$2,364,741

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$18	$—	$—	$18	$603,581	$—	$603,599
Real estate:
Construction, land and
land development	—	—	—	—	236,093	—	236,093
1-4 family residential
first mortgages	—	—	—	—	58,535	377	58,912
Home equity	—	—	—	—	9,444	—	9,444
Commercial	—	—	—	—	1,357,190	15,817	1,373,007
Consumer and other	—	—	—	—	5,694	—	5,694
Total	$18	$—	$—	$18	$2,270,537	$16,194	$2,286,749

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$491,013	$282	$49	$—	$491,344
Real estate:
Construction, land and land development	325,599	56	—	—	325,655
1-4 family residential first mortgages	63,240	157	484	—	63,881
Home equity	8,993	—	—	—	8,993
Commercial	1,371,615	90,830	8,725	—	1,471,170
Consumer and other	3,698	—	—	—	3,698
Total	$2,264,158	$91,325	$9,258	$—	$2,364,741

	December 31, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$601,806	$992	$801	$—	$603,599
Real estate:
Construction, land and land development	236,035	58	—	—	236,093
1-4 family residential first mortgages	57,680	609	623	—	58,912
Home equity	9,113	331	—	—	9,444
Commercial	1,331,780	24,725	16,502	—	1,373,007
Consumer and other	5,694	—	—	—	5,694
Total	$2,242,108	$26,715	$17,926	$—	$2,286,749

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

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual bankers initiate changes as appropriate for ratings 1 through 5, and changes for ratings 6 through 9 are initiated by management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of loans included on the Watch List.

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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,464	$2,950	$359	$91	$20,129	$49	$28,042
Charge-offs	—	—	—	—	—	—	—
Recoveries	45	—	1	1	4	5	56
Provision (1)	191	498	(5)	9	(686)	(7)	—
Ending balance	$4,700	$3,448	$355	$101	$19,447	$47	$28,098

	Three Months Ended September 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,318	$3,300	$331	$128	$13,205	$81	$21,363
Charge-offs	—	—	—	—	—	—	—
Recoveries	35	—	—	1	4	—	40
Provision (1)	491	124	29	(2)	3,358	—	4,000
Ending balance	$4,844	$3,424	$360	$127	$16,567	$81	$25,403

	Nine Months Ended September 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	142	—	2	3	10	5	162
Provision (1)	(160)	814	(7)	(16)	(2,098)	(33)	(1,500)
Ending balance	$4,700	$3,448	$355	$101	$19,447	$47	$28,098

	Nine Months Ended September 30, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	79	—	71	3	10	6	169
Provision (1)	890	1,049	73	(2)	5,992	(2)	8,000
Ending balance	$4,844	$3,424	$360	$127	$16,567	$81	$25,403
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2021 and December 31, 2020.

	September 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,700	3,448	355	101	16,947	47	25,598
Total	$4,700	$3,448	$355	$101	$19,447	$47	$28,098

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,718	2,634	360	114	18,535	75	26,436
Total	$4,718	$2,634	$360	$114	$21,535	$75	$29,436

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2021 and December 31, 2020.

	September 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$355	$—	$8,725	$—	$9,080
Collectively evaluated for impairment	491,344	325,655	63,526	8,993	1,462,445	3,698	2,355,661
Total	$491,344	$325,655	$63,881	$8,993	$1,471,170	$3,698	$2,364,741

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$377	$—	$15,817	$—	$16,194
Collectively evaluated for impairment	603,599	236,093	58,535	9,444	1,357,190	5,694	2,270,555
Total	$603,599	$236,093	$58,912	$9,444	$1,373,007	$5,694	$2,286,749

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $255,000 and $305,000 at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also as of September 30, 2021, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from accumulated other comprehensive income (AOCI) and recorded in noninterest income at termination.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Cash Flow Hedges:
Gross notional amount	$255,000	$305,000
Fair value in other liabilities	(10,874)	(23,848)
Weighted-average floating rate received	0.37%	0.38%
Weighted-average fixed rate paid	2.09%	2.17%
Weighted-average maturity in years	4.4	5.0

Non-Hedging Derivatives:
Gross notional amount	$165,384	$167,752
Fair value in other assets	3,295	492
Fair value in other liabilities	(3,295)	(492)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pre-tax gain (loss) recognized in other comprehensive income	$359	$256	$5,801	$(23,912)
Reclassification from AOCI into income:
Interest expense	$(1,105)	$(1,405)	$(3,573)	$(2,799)
Swap termination losses reclassified to noninterest income	—	—	3,600	—

The Company estimates there will be approximately $4,379 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending September 30, 2022 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2021 and December 31, 2020, the Company pledged $7,720 and $24,100, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$7,081	$7,418
Net unrealized losses on securities available for sale	630	—
Net unrealized losses on interest rate swaps	2,741	6,010
Lease liabilities	1,671	1,919
Accrued expenses	388	352
Restricted stock unit compensation	654	763
State net operating loss carryforward	1,256	1,197
Other	125	37
	14,546	17,696
Deferred tax liabilities:
Right-of-use assets	1,616	1,863
Net deferred loan fees and costs	247	256
Net unrealized gains on securities available for sale	—	2,019
Premises and equipment	846	801
Other	293	271
	3,002	5,210
Net deferred tax assets before valuation allowance	11,544	12,486
Valuation allowance	(1,256)	(1,197)
Net deferred tax assets	$10,288	$11,289

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

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021 and 2020.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(7,826)	4,340	(3,486)
Amounts reclassified from accumulated other comprehensive income	(38)	5,365	5,327
Net current period other comprehensive income (loss)	(7,864)	9,705	1,841
Balance, September 30, 2021	$(1,870)	$(8,135)	$(10,005)

Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	4,628	(17,934)	(13,306)
Amounts reclassified from accumulated other comprehensive income	(60)	2,098	2,038
Net current period other comprehensive income (loss)	4,568	(15,836)	(11,268)
Balance, September 30, 2020	$5,625	$(20,154)	$(14,529)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Commitments to extend credit	$874,647	$832,590
Standby letters of credit	14,234	23,295
	$888,881	$855,885

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $31,552 and $43,847 at September 30, 2021 and December 31, 2020, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,992 and $3,505 as of September 30, 2021 and December 31, 2020, respectively.

During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a remaining construction commitment of $3,477 and $8,324 as of September 30, 2021 and December 31, 2020, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$231,861	$—	$231,861	$—
Collateralized mortgage obligations	326,586	—	326,586	—
Mortgage-backed securities	149,234	—	149,234	—
Collateralized loan obligations	42,905	—	42,905	—
Corporate notes	12,811	—	12,811	—
Derivative instruments, interest rate swaps	3,295	—	3,295	—

Financial liabilities:
Derivative instruments, interest rate swaps	$14,169	$—	$14,169	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$144,332	$—	$144,332	$—
Collateralized mortgage obligations	140,962	—	140,962	—
Mortgage-backed securities	83,523	—	83,523	—
Collateralized loan obligations	51,754	—	51,754	—
Derivative instruments, interest rate swaps	492	—	492	—

Financial liabilities:
Derivative instrument, interest rate swap	$24,340	$—	$24,340	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $6,225 and $12,817 for which a fair value adjustment was recorded were classified as Level 3 as of September 30, 2021 and December 31, 2020, respectively.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis.

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2021
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs
December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal adjustment	7% selling costs

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,922	$30,922	$30,922	$—	$—
Federal funds sold	1,547	1,547	1,547	—	—
Securities available for sale	763,397	763,397	—	763,397	—
Federal Home Loan Bank stock	11,544	11,544	11,544	—	—
Loans, net	2,331,469	2,386,774	—	2,380,549	6,225
Accrued interest receivable	11,772	11,772	11,772	—	—
Interest rate swaps	3,295	3,295	—	3,295	—
Financial liabilities:
Deposits	$2,736,923	$2,737,307	$—	$2,737,307	$—
Federal funds purchased	39,380	39,380	39,380	—	—
Subordinated notes, net	20,462	16,743	—	16,743	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	17,654	17,654	—	17,654	—
Accrued interest payable	503	503	503	—	—
Interest rate swaps	14,169	14,169	—	14,169	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, the presentation of the efficiency ratio on an adjusted and FTE basis, excluding certain income and expenses, loans, net of PPP loans, and the presentation of the allowance for loan losses ratio, excluding PPP loans. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. These measures are considered standard measures of comparison within the banking industry. Additionally, management believes providing measures on a FTE basis enhances the comparability of income arising from taxable and nontaxable sources. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on a fully taxable equivalent basis, efficiency ratio on an adjusted and FTE basis, loans, net of PPP loans and allowance for loan losses ratio, excluding PPP loans to their most directly comparable measures under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$24,486	$21,132	$70,457	$60,343
Tax-equivalent adjustment(1)	306	144	805	516
Net interest income on a FTE basis (non-GAAP)	24,792	21,276	71,262	60,859
Average interest-earning assets	3,212,283	2,639,532	3,099,066	2,544,429
Net interest margin on a FTE basis (non-GAAP)	3.06%	3.21%	3.07%	3.19%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$24,792	$21,276	$71,262	$60,859
Noninterest income	2,401	3,203	7,381	7,498
Adjustment for realized securities gains, net	(11)	(156)	(51)	(81)
Adjustment for losses on disposal of premises and equipment, net	—	1	29	3
Adjusted income	27,182	24,324	78,621	68,279
Noninterest expense	10,712	10,059	31,509	29,139
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	39.41%	41.35%	40.08%	42.68%

Reconciliation of allowance for loan losses ratio, excluding PPP loans:		September 30, 2021	December 31, 2020	September 30, 2020
Loans outstanding (GAAP)		$2,359,567	$2,280,575	$2,247,425
Less: PPP loans		(47,416)	(180,757)	(224,489)
Loans, net of PPP loans (non-GAAP)		2,312,151	2,099,818	2,022,936
Allowance for loan losses		28,098	29,436	25,403
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)(3)		1.22%	1.40%	1.26%
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
(2)     The efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the Company's financial performance. It is a standard measure of comparison within the banking industry. A lower ratio is more desirable.
(3)     Management believes that presenting the allowance for loan losses as a percentage of total loans excluding PPP loans is useful in assessing the credit quality of the Company's core portfolio.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and nine months ended September 30, 2021 are compared to the results for the same periods in 2020, and the consolidated financial condition of the Company as of September 30, 2021 is compared to that as of December 31, 2020. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

IMPACT OF COVID-19

We continue to monitor the impact COVID-19 is having on the local economies we operate in and the uncertainty of the long-term ramifications to our customers and operations. Within our markets, vaccinations have become readily available, infection positivity rates are at moderate levels, and the restrictions on businesses have generally been fully lifted. However, the lasting effects of government aid programs are uncertain as stimulus packages taper, and the ultimate long-term impact of the business shutdowns that occurred as a result of COVID-19 remains uncertain in many sectors of the economy. In the third quarter of 2021, COVID-19 positivity rates and hospitalizations in our markets rose due to the impact of the Delta variant.

The Federal Reserve, in response to the economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID-19 pandemic. Many areas of consumer and business spending have rebounded in recent months, but there remains uncertainty about the longer lasting impact on local businesses as well as the travel, hospitality and entertainment industries resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain those recoveries in the long run. Inflation and supply shortages also pose risks to the economic recovery.

At the onset of the COVID-19 pandemic, the Bank lowered its offered rates on all deposit products and experienced an immediate positive impact on our cost of deposits. We responded to lower market rates for lending by lowering rates offered on our loan products. Given current rates offered by the Bank on new loans and prepayments on existing loans, the yield on the total loan portfolio is likely to continue to decrease. With significant cash inflows realized from growth in deposit balances and forgiveness of PPP loans, the current yields on reinvested funds into new securities are lower than existing portfolio yields. Considering the low market interest rates and the ongoing economic uncertainty, our net interest margin could decrease in future periods.

SUMMARY

Net income for the three months ended September 30, 2021 was $12,706, or $0.76 per diluted common share, compared to $8,100, or $0.49 per diluted common share, for the three months ended September 30, 2020. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2021 were 1.52 percent and 20.02 percent, respectively, compared to 1.16 percent and 15.20 percent, respectively, for the three months ended September 30, 2020.

The increase in net income for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in the provision for loan losses and an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income for the three months ended September 30, 2021 grew $3,354, or 15.9 percent, compared to the three months ended September 30, 2020. The increase in net interest income was primarily due to the increase in interest income on loans and securities and the decrease in interest expense on borrowed funds. The Company recorded no provision for loan losses during the three months ended September 30, 2021, compared to a provision of $4,000 for the three months ended September 30, 2020. The provision in 2020 was due to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest income decreased $802 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a decrease in loan swap fees. Noninterest expense increased $653 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in salaries and employee benefits and FDIC insurance expense.

Net income for the nine months ended September 30, 2021 was $37,697, or $2.25 per diluted common share, compared to $24,158, or $1.46 per diluted common share, for the nine months ended September 30, 2020. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2021 were 1.56 percent and 20.98 percent, respectively, compared to 1.21 percent and 15.47 percent, respectively, for the first nine months of 2020.

The increase in net income for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in the provision for loan losses and an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for the nine months ended September 30, 2021 grew $10,114, or 16.8 percent, compared to the nine months ended September 30, 2020. The increase in net interest income was primarily due to the increase in interest income on loans and securities and the decrease in interest expense on deposits and borrowed funds. The Company recorded a negative provision for loan losses of $1,500 during the nine months ended September 30, 2021, compared to a provision of $8,000 for the nine months ended September 30, 2020. The provision in 2020 was due primarily to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. The negative provision in 2021 was due primarily to the improvement in economic conditions and removal of pandemic-related restrictions on businesses in our market areas.

Noninterest income decreased $117 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a decrease in loan swap fees, partially offset by increases in trust revenue and increase in cash value of bank-owned life insurance. Noninterest expense increased $2,370 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in salaries and employee benefits and FDIC insurance expense.

Total loans outstanding increased $78,992, or 3.5 percent, during the first nine months of 2021. Excluding the impact of PPP loan activity, total loans outstanding increased $212,333, or 10.1 percent, during the first nine months of 2021. As of September 30, 2021, the allowance for loan losses was 1.19 percent of outstanding loans, compared to 1.29 percent as of December 31, 2020. At September 30, 2021, the allowance for loan losses was 1.22 percent of outstanding loans, excluding $47,416 of PPP loans (a non-GAAP financial measure), which are 100 percent guaranteed by the SBA, compared to 1.40 percent of outstanding loans, excluding $180,757 of PPP loans, as of December 31, 2020. Management believed the allowance for loan losses at September 30, 2021 was adequate to absorb any losses inherent in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(3)
	As of and for the nine months ended September 30, 2021	As of and for the six months ended June 30, 2021	As of and for the six months ended June 30, 2021
Return on average equity	20.98%	21.50%	5.44% - 17.01%
Efficiency ratio(1) (2)	40.08%	40.43%	42.19% - 71.57%
Texas ratio(2)	3.24%	5.31%	1.92% - 16.74%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) A lower ratio is more desirable.
(3) Latest data available.

At its meeting on October 27, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.24 per common share. The dividend is payable on November 24, 2021, to stockholders of record on November 10, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2021 compared with the same periods in 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	Change %	2021	2020	Change	Change %
Net income	$12,706	$8,100	$4,606	56.86%	$37,697	$24,158	$13,539	56.04%
Average assets	3,325,522	2,766,151	559,371	20.22%	3,220,687	2,666,532	554,155	20.78%
Average stockholders' equity	251,770	212,054	39,716	18.73%	240,235	208,628	31,607	15.15%

Return on average assets	1.52%	1.16%	0.36%		1.56%	1.21%	0.35%
Return on average equity	20.02%	15.20%	4.82%		20.98%	15.47%	5.51%
Net interest margin (1)	3.06%	3.21%	(0.15)%		3.07%	3.19%	(0.12)%
Efficiency ratio (1) (2)	39.41%	41.35%	(1.94)%		40.08%	42.68%	(2.60)%
Dividend payout ratio	31.27%	42.70%	(11.43)%		30.69%	42.87%	(12.18)%
Average equity to average assets ratio	7.57%	7.67%	(0.10)%		7.46%	7.82%	(0.36)%

					As of September 30,
					2021	2020	Change
Texas ratio (2)					3.24%	7.38%	(4.14)%
Equity to assets ratio					7.77%	7.76%	0.01%
Tangible common equity ratio					7.77%	7.76%	0.01%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Net Interest Income

The following tables present average balances and related interest income or interest expense, with the resulting annualized average yield or rate by category of interest-earning assets or interest-bearing liabilities. Interest income and the resulting net interest income are shown on a FTE basis.

	Three Months Ended September 30,
	Average Balance				Interest Income/Expense				Yield/Rate
	2021	2020	Change	Change- %	2021	2020	Change	Change- %	2021	2020	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$496,485	$635,577	$(139,092)	(21.88)%	$5,687	$5,549	$138	2.49%	4.54%	3.47%	1.07%
Real estate (3)	1,837,251	1,589,000	248,251	15.62%	18,632	16,934	1,698	10.03%	4.02%	4.24%	(0.22)%
Consumer and other	3,619	6,031	(2,412)	(39.99)%	39	64	(25)	(39.06)%	4.30%	4.19%	0.11%
Total loans	2,337,355	2,230,608	106,747	4.79%	24,358	22,547	1,811	8.03%	4.13%	4.02%	0.11%

Securities:
Taxable	506,746	294,545	212,201	72.04%	2,412	1,728	684	39.58%	1.90%	2.35%	(0.45)%
Tax-exempt (3)	155,806	57,839	97,967	169.38%	940	465	475	102.15%	2.41%	3.22%	(0.81)%
Total securities	662,552	352,384	310,168	88.02%	3,352	2,193	1,159	52.85%	2.02%	2.49%	(0.47)%

Federal funds sold	212,376	56,540	155,836	275.62%	82	15	67	446.67%	0.15%	0.10%	0.05%
Total interest-earning assets (3)	$3,212,283	$2,639,532	$572,751	21.70%	27,792	24,755	3,037	12.27%	3.43%	3.73%	(0.30)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,935,286	$1,482,705	$452,581	30.52%	1,660	1,355	305	22.51%	0.34%	0.36%	(0.02)%
Time deposits	210,465	188,828	21,637	11.46%	361	591	(230)	(38.92)%	0.68%	1.25%	(0.57)%
Total deposits	2,145,751	1,671,533	474,218	28.37%	2,021	1,946	75	3.85%	0.37%	0.46%	(0.09)%
Other borrowed funds	169,183	225,995	(56,812)	(25.14)%	978	1,532	(554)	(36.16)%	2.29%	2.70%	(0.41)%
Total interest-bearing
liabilities	$2,314,934	$1,897,528	$417,406	22.00%	2,999	3,478	(479)	(13.77)%	0.51%	0.73%	(0.22)%

Net interest income (FTE) (4)					$24,793	$21,277	$3,516	16.52%
Net interest spread (FTE)									2.92%	3.00%	(0.08)%
Net interest margin (FTE) (4)									3.06%	3.21%	(0.15)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

	Nine Months Ended September 30,
	Average Balance				Interest Income/Expense				Yield/Rate
	2021	2020	Change	Change- %	2021	2020	Change	Change- %	2021	2020	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$538,579	$551,476	$(12,897)	(2.34)%	$17,880	$15,927	$1,953	12.26%	4.44%	3.86%	0.58%
Real estate (3)	1,764,285	1,557,211	207,074	13.30%	53,712	51,284	2,428	4.73%	4.07%	4.40%	(0.33)%
Consumer and other	4,365	6,374	(2,009)	(31.52)%	146	210	(64)	(30.48)%	4.48%	4.40%	0.08%
Total loans	2,307,229	2,115,061	192,168	9.09%	71,738	67,421	4,317	6.40%	4.16%	4.26%	(0.10)%

Securities:
Taxable	403,873	325,853	78,020	23.94%	5,952	6,105	(153)	(2.51)%	1.96%	2.50%	(0.54)%
Tax-exempt (3)	133,074	48,381	84,693	175.05%	2,506	1,221	1,285	105.24%	2.51%	3.37%	(0.86)%
Total securities	536,947	374,234	162,713	43.48%	8,458	7,326	1,132	15.45%	2.10%	2.61%	(0.51)%

Federal funds sold	254,890	55,134	199,756	362.31%	226	256	(30)	(11.72)%	0.12%	0.62%	(0.50)%
Total interest-earning assets (3)	$3,099,066	$2,544,429	$554,637	21.80%	80,422	75,003	5,419	7.23%	3.47%	3.94%	(0.47)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand,
savings and money
market	$1,841,642	$1,450,279	$391,363	26.99%	4,680	6,308	(1,628)	(25.81)%	0.34%	0.58%	(0.24)%
Time deposits	212,967	229,205	(16,238)	(7.08)%	1,213	3,035	(1,822)	(60.03)%	0.76%	1.77%	(1.01)%
Total deposits	2,054,609	1,679,484	375,125	22.34%	5,893	9,343	(3,450)	(36.93)%	0.38%	0.74%	(0.36)%
Other borrowed funds	190,832	229,431	(38,599)	(16.82)%	3,266	4,801	(1,535)	(31.97)%	2.29%	2.80%	(0.51)%
Total interest-bearing
liabilities	$2,245,441	$1,908,915	$336,526	17.63%	9,159	14,144	(4,985)	(35.24)%	0.55%	0.99%	(0.44)%

Net interest income (FTE) (4)					$71,263	$60,859	$10,404	17.10%
Net interest spread (FTE)									2.92%	2.95%	(0.03)%
Net interest margin (FTE) (4)									3.07%	3.19%	(0.12)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2021 decreased by 15 and 12 basis points, respectively, compared to the three and nine months ended September 30, 2020. The primary driver of the decrease in the net interest margin was a decrease in yield on securities, partially offset by a decrease in the interest rates paid on deposits and other borrowed funds. The higher average balances of federal funds sold also contributed to a lower net interest margin. Tax-equivalent net interest income for the three and nine months ended September 30, 2021 increased $3,516 and $10,404, respectively, compared to the same time periods in 2020. The increase in net interest income for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to increases in average loans and securities balances and decreases in deposit interest rates, partially offset by increases in average deposit balances and decreases in yields on securities.

Tax-equivalent interest income on loans increased $1,811 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Included in commercial loans were PPP loans with interest income of $1,590 and $1,365 and yields of 9.28 percent and 2.42 percent for the three months ended September 30, 2021 and September 30, 2020, respectively. For the nine months ended September 30, 2021, tax-equivalent interest income on loans increased $4,317 compared to the same period in 2020. Included in commercial loans were PPP loans with interest income of $5,819 and $2,438 and yields of 6.46 percent and 2.44 percent for the nine months ended September 30, 2021 and September 30, 2020, respectively. The PPP loan interest income in 2021 included accelerated origination fees recognized at the time of loan forgiveness. Exclusive of the PPP loans, the yield on loans was 3.98 percent and 4.20 percent for the three months ended September 30, 2021 and September 30, 2020, respectively, and 4.03 percent and 4.38 percent for the nine months ended September 30, 2021 and September 30, 2020, respectively. Management believes interest income on loans and the yield on loans could decline in future periods if the low interest rate environment and strong competition persist. Average loan balances, exclusive of PPP loans, increased $263,086 and $205,062, or 13.1 percent and 10.3 percent for the three and nine months ended September 30, 2021, respectively, compared to the same time periods in 2020.

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

The average balance of interest-bearing demand, savings and money market deposits increased for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily due to an increase in average balances of money market and interest-bearing demand accounts. The increase in average balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers' desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The average rate paid on interest-bearing demand, savings and money market deposits for the three and nine months ended September 30, 2021 decreased 2 and 24 basis points, respectively, compared to the three and nine months ended September 30, 2020. The average rate paid on time deposits decreased 57 and 101 basis points, respectively, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The decreases were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate that occurred in March 2020.

The average balance of other borrowed funds decreased $56,812 and $38,599, respectively, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The rate paid on borrowed funds declined by 41 and 51 basis points, respectively, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. These declines were primarily due to the repayment of $50,000 of FHLB advances in the second quarter of 2021 and the maturity of long-term, high rate FHLB advances in the second and third quarters of 2020.

As a result of the historically low interest rate environment, we expect that our net interest income and net interest margin could decrease in future periods.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The provisions for loan losses were zero and negative $1,500 for the three and nine months ended September 30, 2021, compared to a provision of $4,000 and $8,000 for the three and nine months ended September 30, 2020. The provisions in 2020 were due primarily to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic, while the negative provision recorded in 2021 was primarily due to the improvement in economic conditions. In 2021, reductions in certain qualitative factors used in the allowance for loan losses calculation related to economic improvement were partially offset by loan growth.

Factors management considers in establishing an appropriate allowance include: the borrower's financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower's specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. In response to COVID-19, the Company increased its monitoring efforts of certain segments of the loan portfolio that management believed were under increased stress, including hotel exposures. Ongoing communication with customers regarding revenue and cash flow expectations continue to be used to monitor risks and stress in the loan portfolio. For example, customers in the hotel industry provide monthly updates on occupancy rates.

The quarterly evaluation of the allowance focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company's concentration risks include geographic concentrations in central and eastern Iowa and southern Minnesota. The local economies in those markets are composed primarily of major financial service companies, healthcare providers, educational institutions, technology and agribusiness companies, and state and local governments.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Balance at beginning of period	$28,042	$21,363	$6,679	$29,436	$17,235	$12,201
Charge-offs	—	—	—	—	(1)	1
Recoveries	56	40	16	162	169	(7)
Net recoveries	56	40	16	162	168	(6)
Provision for loan losses charged to operations	—	4,000	(4,000)	(1,500)	8,000	(9,500)
Balance at end of period	$28,098	$25,403	$2,695	$28,098	$25,403	$2,695

Average loans outstanding	$2,337,355	$2,230,608		$2,307,229	$2,115,061

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.01%	0.01%		0.01%	0.01%

Ratio of allowance for loan losses to average loans outstanding	1.20%	1.14%		1.22%	1.20%

Ratio of allowance for loan losses to total loans at end of period	1.19%	1.13%		1.19%	1.13%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans(1)	1.22%	1.26%		1.22%	1.26%
(1) A non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

In 2020, the U.S. economy deteriorated rapidly and significantly as a result of the COVID-19 pandemic and the impact of economic uncertainties. The national unemployment rate jumped from 4.4 percent in March 2020 to 14.8 percent in April 2020 amid nationwide shutdowns and other restrictions in the interest of public health and safety. In 2021, the economy has begun to recover; however some economic measures still lag pre-pandemic levels. Additionally, certain industries, including travel, hospitality and entertainment, have been particularly impacted by shutdowns, capacity restrictions, and social distancing requirements that occurred in response to COVID-19. There remains uncertainty about recovery times and the long term impact on local businesses as well as the travel, hospitality and entertainment industries. The Company increased certain qualitative factors used in the allowance for loan losses evaluation in 2020 in response to the COVID-19 pandemic. Based on the continued improvement in national and local economic performances measures, the relative success of vaccination efforts and the lifting of pandemic-related restrictions in the Company's market areas, the Company decreased certain qualitative factors used in the allowance for loan losses evaluation in the second and third quarters of 2021. However, the qualitative factors overall remain higher at September 30, 2021 than they were prior to the 2020 COVID-19 pandemic related adjustments.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended September 30,
Noninterest income:	2021	2020	Change	Change %
Service charges on deposit accounts	$589	$609	$(20)	(3.28)%
Debit card usage fees	490	432	58	13.43%
Trust services	695	553	142	25.68%
Increase in cash value of bank-owned life insurance	230	133	97	72.93%
Loan swap fees	—	983	(983)	(100.00)%
Realized securities gains, net	11	156	(145)	(92.95)%
Other income:
All other income	386	337	49	14.54%
Total other income	386	337	49	14.54%
Total noninterest income	$2,401	$3,203	$(802)	(25.04)%

	Nine Months Ended September 30,
Noninterest income:	2021	2020	Change	Change %
Service charges on deposit accounts	$1,749	$1,743	$6	0.34%
Debit card usage fees	1,443	1,205	238	19.75%
Trust services	2,038	1,477	561	37.98%
Increase in cash value of bank-owned life insurance	690	427	263	61.59%
Loan swap fees	42	1,572	(1,530)	(97.33)%
Realized securities gains, net	51	81	(30)	(37.04)%
Other income:
All other income	1,368	993	375	37.76%
Total other income	1,368	993	375	37.76%
Total noninterest income	$7,381	$7,498	$(117)	(1.56)%

Debit card usage fees increased for the three and nine months months ended September 30, 2021 when compared to the same periods ended September 30, 2020, due to an increase in transaction volume as consumers responded to the reopening of the economy. Revenue from trust services increased for the three and nine months ended September 30, 2021 when compared to the same periods ended September 30, 2020, primarily as a result of an increase in the value of trust assets in 2021 compared to 2020. The increase in cash value of bank-owned life insurance was driven by the purchase of additional life insurance in the third quarter of 2020, increasing total life insurance investments for the three and nine months ended September 30, 2021 in comparison to the three and nine months ended September 30, 2020. The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program at contract origination and are dependent on the timing and volume of customer activity.

The increase in other income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the recognition of net swap termination gains totaling $181 in March 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in other noninterest income. Refer to Note 5 to the financial statements for additional information.

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

	Three Months Ended September 30,
Noninterest expense:	2021	2020	Change	Change %
Salaries and employee benefits	$6,018	$5,412	$606	11.20%
Occupancy	1,203	1,221	(18)	(1.47)%
Data processing	616	572	44	7.69%
FDIC insurance	528	351	177	50.43%
Professional fees	212	230	(18)	(7.83)%
Director fees	176	236	(60)	(25.42)%
Other expenses:
Marketing	54	57	(3)	(5.26)%
Business development	229	158	71	44.94%
Insurance expense	127	110	17	15.45%
Charitable contributions	60	45	15	33.33%
Subscriptions and service contracts	424	351	73	20.80%
Trust	181	117	64	54.70%
Consulting fees	70	67	3	4.48%
Low income housing projects amortization	203	110	93	84.55%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	381	792	(411)	(51.89)%
Total other expenses	1,959	2,037	(78)	(3.83)%
Total noninterest expense	$10,712	$10,059	$653	6.49%

	Nine Months Ended September 30,
Noninterest expense:	2021	2020	Change	Change %
Salaries and employee benefits	$17,298	$16,014	$1,284	8.02%
Occupancy	3,630	3,651	(21)	(0.58)%
Data processing	1,835	1,756	79	4.50%
FDIC insurance	1,358	880	478	54.32%
Professional fees	763	669	94	14.05%
Director fees	581	664	(83)	(12.50)%
Other expenses:
Marketing	156	145	11	7.59%
Business development	676	562	114	20.28%
Insurance expense	371	324	47	14.51%
Charitable contributions	180	135	45	33.33%
Subscriptions and service contracts	1,269	982	287	29.23%
Trust	459	337	122	36.20%
Consulting fees	223	233	(10)	(4.29)%
Low income housing projects amortization	529	315	214	67.94%
New markets tax credit project amortization and management fees	689	689	—	—%
All other	1,492	1,783	(291)	(16.32)%
Total other expenses	6,044	5,505	539	9.79%
Total noninterest expense	$31,509	$29,139	$2,370	8.13%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020, primarily due to an increase in expense related to restricted stock units and the addition of three commercial bankers in the Des Moines market in the third quarter of 2021. FDIC insurance expense increased during the three and nine months ended September 30, 2021 when compared to the same time periods in 2020 due to increases in both the Company's average assets and assessment rate.

Business development expense increased for the three and nine months ended September 30, 2021 in comparison to the three and nine months ended September 30, 2020. Business development activities were significantly limited as a result of COVID-19 shutdowns and social distancing guidelines that began in the second quarter of 2020. Business development activities have increased in the second and third quarters of 2021 as local economies return to normal activities. Subscriptions and service contracts increased primarily due to increases in information technology and information security solutions. All other expenses were lower for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020, due primarily to losses in 2020 from a check fraud incident.

Income Tax Expense

The Company recorded income tax expense of $3,469 (21.4 percent of pre-tax income) and $10,132 (21.2 percent of pre-tax income) for the three and nine months ended September 30, 2021, compared with $2,176 (21.2 percent of pre-tax income) and $6,544 (21.3 percent of pre-tax income) for the three and nine months ended September 30, 2020. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the nine months ended September 30, 2021, a tax benefit of $233 was recorded as a result of the increase in fair value of restricted stock over the vesting period. Comparatively, for the nine months ended September 30, 2020, a tax expense of $116 was recorded as a result of the decrease in fair value of restricted stock over the vesting period. The tax rates for the first nine months of 2021 and 2020 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $1,026 and $930, respectively.

FINANCIAL CONDITION

The Company had total assets of $3,249,700 as of September 30, 2021, compared to total assets of $3,185,744 as of December 31, 2020. Fluctuations in the balance sheet included increases in securities, loans, deposits, federal funds purchased and other liabilities and decreases in Federal Home Loan Bank advances, federal funds sold and long-term debt.

Securities

The balance of securities available for sale increased by $342,826 during the nine months ended September 30, 2021. In the first nine months of 2021, securities were purchased to improve the yield on excess liquidity. As of September 30, 2021, approximately 62 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide relatively good yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $78,992 from $2,280,575 as of December 31, 2020 to $2,359,567 as of September 30, 2021. Changes in the loan portfolio during the first nine months of 2021 included increases of $98,163 in commercial real estate loans and $89,562 in construction, land and land development loans. Commercial loans declined $112,255, which included a $133,341 decline in PPP loans. As of September 30, 2021, PPP loans outstanding totaled $47,416, which was made up of $6,812 from round one of the program in 2020 and $40,604 from round two in 2021. The Company continues to focus on business development efforts in all of its markets. Exclusive of PPP loans, loan growth in the first nine months of 2021 was 10.1 percent.

Nonaccrual loans decreased $7,114 from December 31, 2020 to September 30, 2021 due to payments received on outstanding balances. The Company's Texas ratio, which is computed by dividing total nonperforming assets by tangible common equity plus the allowance for loan losses, was 3.24 percent as of September 30, 2021, compared to 6.40 percent as of December 31, 2020.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The watch classification of loans increased to $91,325 as of September 30, 2021 from $26,715 as of December 31, 2020. The increase was primarily due to the addition of $69,078 of hotel, restaurant and other commercial real estate loans related to one borrowing group. This relationship was downgraded to watch classification in the first quarter of 2021 primarily due to a slower rebound in its hotel occupancy rates compared to other market data. The loans in this downgraded borrowing group are considered well collateralized with a weighted average loan to value ratio of 70 percent.

Even though we have seen improvement in economic conditions, we believe the COVID-19 pandemic could have further adverse affects on the credit quality of our loan portfolio. The duration of business disruptions to our customers in the hotel, restaurant and movie theater industries could result in increased loan delinquencies and defaults. Management believes impaired loans could increase in the future as a result of the long-term economic effects of the COVID-19 pandemic, including the risk of future shutdowns in response to new COVID-19 variants. No credit issues are anticipated with PPP loans at this time, as they are 100 percent guaranteed by the SBA.

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

	September 30, 2021	December 31, 2020	Change
Nonaccrual loans	$9,080	$16,194	$(7,114)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	9,080	16,194	(7,114)
Other real estate owned	—	—	—
Total nonperforming assets	$9,080	$16,194	$(7,114)

Nonperforming loans to total loans	0.38%	0.71%	(0.33)%
Nonperforming assets to total assets	0.28%	0.51%	(0.23)%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were six TDR loans related to one borrower as of September 30, 2021 categorized as nonaccrual. There were no TDR loans as of December 31, 2020 categorized as nonaccrual.

Deposits

Deposits increased $35,929 during the first nine months of 2021. Savings accounts, which include money market accounts, increased by a total of $105,067 from December 31, 2020 to September 30, 2021. Interest-bearing demand accounts decreased a total of $95,716 from December 31, 2020 to September 30, 2021. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. We believe that deposit levels could decrease in future periods as a result of the end of broad government stimulus programs relating to the COVID-19 pandemic and low interest rates.

Borrowed Funds

The Company had $125,000 of short-term FHLB advances outstanding at September 30, 2021, compared to $175,000 as of December 31, 2020. The Company repaid $50,000 of FHLB advances at maturity in the second quarter of 2021 to reduce unneeded funding as a result of high deposit balances and excess liquidity. Federal funds balances fluctuate based on customer loan and deposit activity and the Company's balance sheet management objectives.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Derivatives

At September 30, 2021 and December 31, 2020, the Company had interest rate swap contracts associated with borrowed funds and deposits with a total notional amount of $255,000 and $305,000, respectively. The fair value of these derivative contracts, which is reported in other liabilities on the balance sheet, increased $12,974 from December 31, 2020 to September 30, 2021 due to the increases in projected long-term market interest rates.

In March 2021, the Company terminated interest rate swaps with a total notional amount of $150,000. Of the total notional amount of $150,000, $100,000 were forward-starting interest rate swaps originated in January 2021 and $50,000 were interest rate swaps hedging the interest cash flows of FHLB advances. The net termination gains were recorded in other noninterest income.

Other Liabilities

Other liabilities at September 30, 2021 included $30,151 of pending security settlements.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $32,469 as of September 30, 2021 compared with $396,435 as of December 31, 2020.

As of September 30, 2021, West Bank had additional borrowing capacity available from the FHLB of approximately $553,000, as well as approximately $18,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $72,585 to liquidity for the nine months ended September 30, 2021. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of September 30, 2021.

The Company's total stockholders' equity increased to $252,376 at September 30, 2021 from $223,695 at December 31, 2020. The increase was primarily the result of net income less dividends paid and an increase in fair value of derivatives, partially offset by a decrease in the fair value of securities. At September 30, 2021, the Company's tangible common equity as a percent of tangible assets was 7.77 percent compared to 7.02 percent as of December 31, 2020.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,992 and $3,505 as of September 30, 2021 and December 31, 2020, respectively. During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a remaining construction commitment of $3,477 and $8,324 as of September 30, 2021 and December 31, 2020, respectively.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$310,479	11.12%	$223,376	8.00%	$293,181	10.50%	$279,220	10.00%
West Bank	312,109	11.18%	223,315	8.00%	293,101	10.50%	279,144	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	282,381	10.11%	167,532	6.00%	237,337	8.50%	223,376	8.00%
West Bank	284,011	10.17%	167,486	6.00%	237,272	8.50%	223,315	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	262,381	9.40%	125,649	4.50%	195,454	7.00%	181,493	6.50%
West Bank	284,011	10.17%	125,615	4.50%	195,401	7.00%	181,444	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	282,381	8.51%	132,785	4.00%	132,785	4.00%	165,981	5.00%
West Bank	284,011	8.56%	132,685	4.00%	132,685	4.00%	165,856	5.00%

As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$284,977	11.45%	$199,092	8.00%	$261,308	10.50%	$248,865	10.00%
West Bank	290,677	11.69%	198,995	8.00%	261,181	10.50%	248,744	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	255,541	10.27%	149,319	6.00%	211,535	8.50%	199,092	8.00%
West Bank	261,241	10.50%	149,246	6.00%	211,431	8.50%	198,995	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,541	9.46%	111,989	4.50%	174,205	7.00%	161,762	6.50%
West Bank	261,241	10.50%	111,935	4.50%	174,120	7.00%	161,683	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	255,541	8.66%	118,053	4.00%	118,053	4.00%	147,567	5.00%
West Bank	261,241	8.86%	117,946	4.00%	117,946	4.00%	147,433	5.00%

The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2021, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk refers to the exposure arising from changes in interest rates. Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first nine months of 2021 have materially changed compared to those in the year 2020.

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

Scenario	% Change
300 basis points rising	1.24%
200 basis points rising	1.03%
100 basis points rising	0.76%
Base	—

As of September 30, 2021, the estimated effect of a 300 basis point increase in interest rates would be an increase of the Company's net interest income by approximately 1.24 percent, or $1,144 over the twelve months ending September 30, 2022. The estimated effect of a decrease in rates is not reasonably calculable due to the current low interest rate environment.

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

b. Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

West Bancorporation, Inc.
(Registrant)

October 28, 2021	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 28, 2021	By:	/s/ Douglas R. Gulling
Date		Douglas R. Gulling
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

October 28, 2021	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)