Form 10-K
period 2021-12-31
WEST BANCORPORATION INC
filed 2022-02-24
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-49677

WEST BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1230603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 22nd Street, West Des Moines, Iowa	50266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (515) 222-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	WTBA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $442,127,375 (based on the closing price on the Nasdaq Global Select Market on that date of $27.75).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 23, 2022.

16,554,846 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which will be filed on or before March 10, 2022, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary
“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures, including from non-bank competitors such as “fintech” companies; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; changes in local, national and international economic conditions, including rising rates of inflation; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government, including anticipated rate increases; acts of war or terrorism, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates; changes to U.S. tax laws, regulations and guidance; liquidity risk due to excess liquidity at the Company’s bank subsidiary; talent and labor shortages; and any other risks described in the “Risk Factors” sections of reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa. West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2021 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

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

West Bancorporation, Inc. and Subsidiary

During 2021, the Company received a number of financial performance recognitions, including the following:
•West Bancorporation received national recognition from investment bank and research firm Raymond James in the annual Raymond James Community Bankers Cup, which identifies America’s top performing publicly traded community banks with assets between $500 million and $10 billion. The Raymond James Community Bankers Cup recognizes the top 10 percent of exchange-traded community banks based on various profitability, operations efficiency, and balance sheet metrics. Raymond James ranked West Bancorporation number 21 in the nation for 2020. West Bancorporation has been recognized by this award seven out of the last eight years.
•S&P Global Market Intelligence ranked West Bancorporation as the 10th best-performing community bank in 2020 with assets between $3 billion and $10 billion. The rankings were based on various measures related to profitability, growth and asset quality. This was the first year that West Bancorporation was eligible for consideration of this recognition.
•Piper Sandler recognized West Bancorporation as one of the 35 top-performing community banks in America. The performance period was measured from June 2020 through June 2021 and the recognition was for companies with market caps below $2.5 billion. Performance metrics focused on growth, profitability, credit quality and capital strength.
The Company continues to grow, as loans outstanding at the end of 2021 totaled $2.5 billion compared to $2.3 billion at the end of 2020, an increase of 7.7 percent. Total loans outstanding at the end of 2021 included $22.2 million of Paycheck Protection Program (PPP) loans, compared to $180.8 million at the end of 2020. Excluding PPP loans, total loans increased 15.9 percent in 2021. Total deposits grew 11.7 percent as of December 31, 2021 from the balances as of December 31, 2020. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. We anticipate that the long-term impact of the COVID-19 pandemic, including increasing inflationary trends, labor shortages and supply chain issues, could have an affect on customer deposit balances and the growth of our loan portfolio.
The Company declared and paid cash dividends on its common stock totaling $0.94 per share in 2021 and declared a $0.25 quarterly dividend on January 26, 2022, payable on February 23, 2022, to stockholders of record on February 9, 2022. This is an increase of $0.01 from the prior quarter and represents a record high quarterly dividend for the Company. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company is strong. At December 31, 2021, the Company’s tangible common equity ratio was 7.44 percent compared to 7.02 percent at December 31, 2020. As of December 31, 2021 and 2020, the Company had no intangible assets or preferred stock outstanding. The increase in the tangible common equity ratio was primarily due to net income less dividends paid in 2021. Additional information on capital can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the following metropolitan areas: Des Moines, Coralville and Iowa City, Iowa, and Rochester, Owatonna, Mankato and St. Cloud, Minnesota. West Bank has seven offices in the Des Moines area, one office in Coralville, Iowa and one office in each of our four Minnesota markets. In 2022, West Bank will complete construction of a permanent branch office in Sartell, Minnesota, a suburb of St. Cloud and begin construction of a permanent branch office in Mankato, Minnesota. The Company also announced in 2021 that it is building a new headquarters in West Des Moines with construction expected to begin in 2022. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans. West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

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

West Bancorporation, Inc. and Subsidiary

As of December 31, 2021, we conducted banking operations through 12 locations in central and eastern Iowa and southern Minnesota. The economies in our market areas are well diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets. Our geographic markets entered the COVID-19 pandemic from a position of economic strength which has helped sustain much of their local economies throughout the pandemic. Our markets are home to major financial services companies, healthcare systems, educational institutions, technology and agribusiness companies, and state and local governments. Our markets host major employers such as Principal Financial Group, Wells Fargo, Mayo Clinic, University of Iowa, University of Iowa Health Care, UnityPoint Health Partners, CentraCare Health Systems and IBM.

The markets in which we operate have generally experienced stable population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa with an estimated population of 708,000, while Iowa City and Coralville make up the fourth largest MSA in Iowa with an estimated population of 176,000. Rochester and St. Cloud are the fourth and fifth largest MSAs in Minnesota with estimated populations of 223,000 and 203,000, respectively. We believe our markets are stable and have weathered the challenges brought on by the COVID-19 pandemic well. Unemployment rates in all our markets are below the national unemployment rate of 3.9 percent as of December 31, 2021.

The market areas served by West Bank are highly competitive with respect to both loans and deposits. West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers, including financial technology (FinTech) companies. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2021, West Bank ranked eighth in the state of Iowa in terms of deposit share. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger, international, national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns. Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank. These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as FinTech companies, to offer deposit and loan products and services traditionally provided by banks.

In order to compete to the fullest extent possible with the other financial institutions in its primary market areas, West Bank uses the flexibility and knowledge of its local management, Board of Directors and community advisors. West Bank has a group of community advisors in each of its markets who provide insight to management on current business activity levels and trends. West Bank seeks to capitalize on customers who desire to do business with a local institution. This includes emphasizing specialized services, local promotional activities, and personal contacts by West Bank’s officers, directors and employees. In particular, West Bank competes for loans primarily by offering competitive interest rates, experienced lending personnel with local decision-making authority, flexible loan arrangements, quality products and services, and proactive relationship management. West Bank competes for deposits principally by offering depositors a variety of straight-forward deposit products along with electronic access and other personalized services.

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

Human Capital Management

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential and the Company's ability to provide timely and satisfying rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies with internal candidates. We invest in education and development programs, including tuition reimbursement for courses and degree programs and fees paid for certifications. We encourage employees to seek educational opportunities for both industry knowledge and professional development.

We believe that diversity encourages innovation and inclusion, and our team’s differences give us a competitive advantage. Our goal is to foster a culture in which those differences are valued and respected. Our team is made up of 167 full-time employees and 14 part-time employees. We are proud of our culturally and gender diverse workforce, with approximately 15 percent identifying as persons of color and approximately 57 percent as women. We have a number of multi-lingual employees at West Bank and strive to have at least one bilingual team member in all Central Iowa locations in customer-facing or customer service roles.

West Bancorporation, Inc. and Subsidiary

We continue to invest in initiatives aimed at the growth and readiness of our workforce, including our West Bank Women’s Impact Network (WIN). Since 2014, WIN connects and expands relationships among women at West Bank with women in our communities and our customers. The network builds a system of sponsors and mentors to provide more opportunities for women in leadership at West Bank and furthers our impact on the community through support and sponsorship of women’s leadership initiatives. 20 percent of West Bank’s current executive management team is made up of women, and 49 percent of officers and department managers are women. Currently, women comprise 15 percent of the directors on our Board. Another woman has been nominated to the Board, which will increase that percentage to 23 percent if she is elected at the 2022 annual meeting.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain talent. The goal of our compensation program is to create superior long-term value for our stockholders by attracting, motivating and retaining outstanding employees who serve our customers while generating financial performance that is consistently better than our peers. Our business model allows us to operate with fewer employees than the typical commercial bank of our size because we emphasize teamwork, sound practices and a focus on business banking. Because we have fewer people, we need to have the right people and ensure that we offer what we consider to be above average pay in exchange for above average performance. Our employees are provided a formal performance evaluation annually that includes discussion of the opportunity for advancement and career development.

In addition to competitive base wages, additional programs include annual bonus opportunities, Company-matched 401(k) and discretionary 401(k) contributions, stock award opportunities, educational expense reimbursement, insurance benefits, paid time off, family leave and employee assistance programs. Our best-in-class health care plans, including medical, dental, vision, short-term and long-term disability and life insurance, reflect a sincere investment in our colleagues’ physical, emotional and financial well-being. Offering premium coverage through our health insurance provider, our employees are afforded a large network of doctors and the Company pays 75 percent of monthly medical premiums for employees enrolled.

Our approach also promotes longevity in our workforce. The average tenure of our employees is over nine years. 64 employees (36 percent) have been with West Bank for over ten years and 41 employees (23 percent) for over 15 years. Non-teller turnover was approximately six percent in 2021. We conduct periodic company-wide employee engagement surveys to assess employee satisfaction and engagement.

Succession planning and talent development are important at all levels within our organization. The Board oversees executive management’s succession plan for our named executive officers. The Board’s succession planning activities are ongoing and strategic. In addition, the CEO annually provides the Board with his assessment of senior leaders and their potential to succeed at key senior management positions.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking, the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC) and the Consumer Financial Protection Bureau (CFPB). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (FASB), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (Treasury) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

West Bancorporation, Inc. and Subsidiary

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business; the kinds and amounts of investments we may make; required capital levels relative to our assets; the nature and amount of collateral for loans; the establishment of branches; our ability to merge, consolidate and acquire; dealings with our insiders and affiliates; and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (Regulatory Relief Act) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms have been favorable to our operations.

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

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and they took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (CRA) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews, and they have continued using virtual bank examinations.

Reference is made to the discussion of Risks Related to the COVID-19 Pandemic in the Risk Factors section below for discussions of the impact of the COVID-19 pandemic. In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

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

West Bancorporation, Inc. and Subsidiary

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or West Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of West Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2021, we retained our election as a financial holding company, but we have not engaged in any activity and do not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

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

Company Capital Requirements. The Company is subject to complex consolidated capital requirements of the Basel III rule, see “—the Basel III Rule” below.

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

West Bancorporation, Inc. and Subsidiary

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like West Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter. The reserve ratio remained at 1.27% as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets.

Bank Capital Requirements. Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

West Bancorporation, Inc. and Subsidiary

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

Basel III Rule. The United States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (Basel III Rule). Basel III established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. Thus, West Bank is subject to the Basel III Rule as described below.

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

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

West Bancorporation, Inc. and Subsidiary

Under the capital regulations of the FDIC, in order to be well‑capitalized, West Bank must maintain:

•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2021: (i) West Bank was not subject to a directive from Iowa Division of Banking or the FDIC to increase its capital and (ii) West Bank was well-capitalized, as defined by FDIC regulations. West Bank also was in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (CBLR) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. West Bank may elect the CBLR framework at any time but has not currently determined to do so.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III Liquidity Coverage Ratio or LCR in September 2014, which require large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, we continue to review our liquidity risk management policies in light of developments.

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—Bank Capital Requirements” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by West Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or West Bank, or a principal stockholder of the Company, may obtain credit from banks with which West Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2022 are discussed under Risk Factors. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

West Bancorporation, Inc. and Subsidiary

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits West Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate (CRE) is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300 percent of capital and increasing 50 percent or more in the preceding three years; or (ii) construction and land development loans exceeding 100 percent of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay. The CFPB’s rules have not had a significant impact on West Bank’s operations, except for higher compliance costs.

West Bancorporation, Inc. and Subsidiary

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

West Bancorporation, Inc. and Subsidiary

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2021. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 100 percent and 448 percent, respectively, as of December 31, 2021. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

West Bancorporation, Inc. and Subsidiary

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

The FASB issued a new accounting standard that will be effective for the Company for the fiscal year beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss (CECL), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing for loan losses that are probable, and may require us to increase our allowance for loan losses and to greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. An increase in our allowance for loan losses at the adoption of CECL would decrease capital. Any subsequent increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

West Bancorporation, Inc. and Subsidiary

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

West Bancorporation, Inc. and Subsidiary

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

Other Risks Related to West Bank’s Operations

We are subject to liquidity risks.

West Bank maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), brokered CDs and purchased federal funds. We are currently experiencing higher than normal levels of liquidity and are facing challenges on how to invest or deploy the excess funds. This increased liquidity and an uptick in the competition for loans have created additional downward pressure on our net interest margin in recent periods.

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

We rely on customer deposits to be a low cost and stable source of funding. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our financial condition and results of operations.

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

West Bancorporation, Inc. and Subsidiary

We may experience difficulties in managing our growth.

In the future, we may decide to expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions or related businesses or through the hiring of teams of bankers from other financial institutions that we believe provide a strategic fit with our business, or by opening new locations. To the extent that we undertake acquisitions or new office openings, we are likely to experience the effects of higher operating expense relative to operating income from the new operations, which may have an adverse effect on our overall levels of reported net income, return on average equity and return on average assets. To the extent we hire teams of bankers from other financial institutions, our salaries and employee benefits expense will likely increase, which may have an adverse effect on our net income, without any guarantee that the new banking team will be successful in generating new business. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, results of operations and financial condition.

West Bancorporation, Inc. and Subsidiary

Changes in interest rates could negatively impact our financial condition and results of operations.

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (investments and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies and domestic and international economic and political conditions. If interest rates increase, which is expected to occur in 2022, banks will experience competitive pressures to increase rates paid on deposits. Depending on competitive pressures, such deposit rate increases may occur faster than increases in rates received on loans, which may reduce net interest income during the transition periods. Changes in interest rates could also influence our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our securities portfolio. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

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

Continued elevated levels of inflation could adversely impact our business, results of operations and financial condition.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0 percent in 2021. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

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

West Bancorporation, Inc. and Subsidiary

Risks Related to the COVID-19 Pandemic

The outbreak of COVID-19 led to an economic recession and had other severe effects on the U.S. economy. The ultimate impact of the COVID-19 pandemic may have an adverse effect on our financial condition and growth prospects in the future.

The COVID-19 pandemic negatively impacted the United States and world economy. The outbreak of COVID-19 resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, and initial increases in unemployment. Recent supply chain disruptions caused primarily by the pandemic have negatively affected certain of our commercial customers. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus have and may continue to have significant economic effects. The impact of these variants cannot be predicted. As a result, we expect the impact of COVID-19 could continue to be volatile, and last for a significant and indeterminate period. In addition, the lasting effects of government aid programs are uncertain, and the ultimate long-term impact of the business shutdowns that occurred as a result of COVID-19 remains uncertain in many sectors of the economy.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

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

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

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

The Company may issue additional shares of common or preferred stock in order to raise capital at some date in the future to support continued growth, either internally generated or through acquisitions. Common shares have been and will be issued through the Company’s 2017 Equity Incentive Plan and the Company’s 2021 Equity Incentive Plan as grants of restricted stock units vest. As additional shares of common or preferred stock are issued, the ownership interests of our existing stockholders may be diluted. The market price of our common stock might decline or fail to increase in response to issuing additional common or preferred stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital, if needed, on acceptable terms. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

The holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2021, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

West Bancorporation, Inc. and Subsidiary

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa. West Bank leases its main banking office, along with additional office space for operational departments. West Bank operates 11 branch offices in addition to its main office. Five branch offices in the Des Moines, Iowa, metropolitan area are leased. Three of the branch offices are full-service locations, while the other two are drive-up only, express locations. One of the leased express locations will close in May 2022. West Bank also leases three full-service branch offices in Owatonna, Mankato and St. Cloud, Minnesota. West Bank owns three full-service branch offices in Coralville and Waukee, Iowa, and Rochester, Minnesota. We believe each of our facilities is adequate to meet our needs.
In October 2020, West Bank purchased land in Sartell, Minnesota, a suburb of St. Cloud, for the purpose of constructing a full-service office to serve all of the St. Cloud, Minnesota MSA. West Bank owns the land and building for the Sartell branch office. West Bank employees will occupy the new building beginning in March 2022, at which time the leased branch office will close.
In August 2021, West Bank purchased land in Mankato, Minnesota for the purpose of constructing a full-service office. West Bank will own the land and building for the Mankato branch office, and construction is expected to be completed by the end of 2022, at which time the leased branch office will close.
In the fourth quarter of 2021, West Bank announced plans to construct a new corporate headquarters in West Des Moines, Iowa. West Bank purchased the land for the headquarters in January 2022, and construction is expected to be completed in 2024.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 160 holders of record of the Company’s common stock as of February 18, 2022, and an estimated 3,600 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $29.57 on February 18, 2022.

In the aggregate, cash dividends paid to common stockholders in 2021 and 2020 were $0.94 and $0.84 per common share, respectively. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly. The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies. The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index prepared by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2016, in the common stock of the Company, the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
WTBA
Nasdaq Composite
S&P U.S. BMI Banks - Midwest Region Index

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
West Bancorporation, Inc.	100.00	104.94	82.33	114.83	90.51	150.67
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks - Midwest Region Index	100.00	107.46	91.76	119.38	102.64	135.60
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  Reserved.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s financial highlights and key performance measures are presented in the table below.

	As of and for the Years Ended December 31
	2021	2020	2019
Performance Ratios
Return on average assets	1.52%	1.19%	1.20%
Return on average equity	20.33%	15.49%	14.34%
Efficiency ratio (1)(2)	40.91%	41.96%	50.96%
Texas ratio (1)(3)	3.10%	6.40%	0.23%
Net interest margin(2)	3.05%	3.20%	2.95%

Dividends and Per Share Data
Basic earnings per common share	$3.00	$1.99	$1.75
Diluted earnings per common share	2.95	1.98	1.74
Cash dividends per common share	0.94	0.84	0.83
Dividend payout ratio	31.33%	42.23%	47.33%
Dividend yield	3.03%	4.35%	3.24%

Operating Results and Year-End Balances
Net income	$49,607	$32,712	$28,690
Total assets	3,500,201	3,185,744	2,473,691
Securities available for sale	758,822	420,571	398,578
Loans	2,456,196	2,280,575	1,941,663
Deposits	3,016,005	2,700,994	2,014,756
Borrowings	199,866	222,385	225,388
Stockholders’ equity	260,328	223,695	211,820
Average equity to average assets ratio	7.46%	7.71%	8.38%
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
•Net interest margin - tax-equivalent net interest income divided by average interest-earning assets.
•Dividend payout ratio - dividends paid to common stockholders divided by net income.
•Dividend yield - dividends per share paid to common stockholders divided by closing year-end stock price.
•Average equity to average assets ratio - average equity divided by average assets.

(1) A lower ratio is better.
(2) As presented, this is a non-GAAP financial measure. For further information, refer to the section "Non-GAAP Financial Measures" of this item.
(3) As of December 31.

(dollars in thousands, except per share amounts)

The Company’s 2021 net income was $49,607 compared to $32,712 in 2020. Net income for 2021 was a record for the Company. Basic and diluted earnings per common share for 2021 were $3.00 and $2.95, respectively, compared to $1.99 and $1.98, respectively, in 2020. During 2021, we paid our common stockholders $15,543 ($0.94 per common share) in dividends compared to $13,815 ($0.84 per common share) in 2020. The dividend declared and paid in the first quarter of 2022 was $0.25 per common share compared to $0.24 per common share for the fourth quarter of 2021, and was the highest quarterly dividend ever paid by the Company.

Our loan portfolio grew to $2,456,196 as of December 31, 2021, from $2,280,575 as of December 31, 2020. Loans included $22,206 of PPP loans as of December 31, 2021, compared to $180,757 as of December 31, 2020. Deposits increased to $3,016,005 as of December 31, 2021, from $2,700,994 as of December 31, 2020. The growth in deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The increase in deposit balances had a direct impact on our asset balances and liquidity position during 2021 as funds were deployed in loan originations, investment security purchases and federal funds sold.     Total assets were $3,500,201 at December 31, 2021, compared to $3,185,744 at December 31, 2020, a 9.9 percent increase.

The Company compares three key performance metrics to those of an identified peer group for evaluating its results. The peer group for 2021 consists of 20 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and average Texas ratio. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2021	As of and for the nine months ended September 30, 2021 (2)
Return on average equity	20.33%	4.43% - 17.00%
Efficiency ratio* (1)	40.91%	42.88% - 64.71%
Texas ratio* (3)	5.26%	1.95% - 17.29%
* A lower ratio is better.
(1)    As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.
(2)    Latest data available.
(3)    The Texas ratios reported in this table are the average of the quarter-end Texas ratios for the respective periods presented.

Our earnings outlook is positive, and we have strong capital resources. We anticipate the Company will be profitable in 2022 at a level that compares with that of our peers. The amount of our future profit is dependent, in large part, on our ability to continue to grow the loan portfolio, the amount of loan losses we incur, fluctuations in market interest rates and the strength of the local and national economy. We continue to monitor the impact COVID-19 is having on the local economies we operate in and the uncertainty of the long-term ramifications to our customers and operations. Current considerations include the lasting effects of government aid programs as stimulus packages taper, the ability to control COVID-19 variants globally, increasing inflationary pressures, supply chain disruptions and labor shortages.

At the onset of the COVID-19 pandemic in 2020, the Bank lowered its rates on all deposit products and experienced an immediate positive impact on our cost of deposits. We responded to lower market rates for lending by lowering rates offered on our loan products. Given the rates offered by the Bank in 2021 on new loans and prepayments on existing loans, the yield on the total loan portfolio continued to decrease. With significant cash inflows realized from growth in deposit balances and forgiveness of PPP loans, the yields on reinvested funds into new securities were lower than existing investment portfolio yields. If short term rates increase in 2022, as the Federal Reserve has indicated, that could improve reinvestment rates for loans and investments and it could increase our cost of deposits and borrowed funds.

(dollars in thousands, except per share amounts)

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2021 are compared to the results for the year ended December 31, 2020 and the consolidated financial condition of the Company as of December 31, 2021 is compared to December 31, 2020. Results of operations for the year ended December 31, 2020 compared to the results for the year ended December 31, 2019 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2020 annual report on Form 10-K filed with the SEC on March 1, 2021.

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

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as securities and derivatives, are not actively traded, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, yield curves, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3. Imprecision in estimating fair values can impact the carrying value of assets and the amount of revenue or loss recorded.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience. Qualitative factors include the general economic environment in the Company’s market areas and the expected trend of those economic conditions, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or the other factors considered. To the extent that actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

The measurement of the allowance for loan losses at December 31, 2021 included quantitative and qualitative factors. The historical net loan loss experience had virtually no impact on the measurement of the allowance for loan losses as West Bank has had cumulative net loan recoveries over the past five years. Management’s assessment of qualitative factors applied to loans collectively evaluated for impairment were influenced by economic conditions, trends in past due and classified loans and loan mix. The portion of the allowance for loan losses related to loans collectively evaluated for impairment decreased $572 to a total of $25,864, or 1.05 percent of outstanding loans, as of December 31, 2021 compared to $26,436, or 1.16 percent of outstanding loans, as of December 31, 2020. As of December 31, 2021, there were $2,500 in specific reserves related to loans individually evaluated for impairment compared to $3,000 as of December 31, 2020. The specific reserves in both periods were related to the credit quality of one borrower due to the severe economic impact of COVID-19 on its business. The specific impairment was determined after evaluating the value of the underlying collateral.

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

	As and for the Years Ended December 31
	2021	2020	2019
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$95,059	$82,833	$66,430
Tax-equivalent adjustment(1)	1,202	707	834
Net interest income on an FTE basis (non-GAAP)	96,261	83,540	67,264
Average interest-earning assets	3,152,138	2,614,342	2,277,461
Net interest margin on an FTE basis (non-GAAP)	3.05%	3.20%	2.95%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$96,261	$83,540	$67,264
Noninterest income	9,729	9,602	8,318
Adjustment for realized securities (gains) losses, net	(51)	(77)	87
Adjustment for losses on disposal of premises and equipment, net	84	9	—
Adjustment for gain on sale of premises	—	—	(307)
Adjusted income	106,023	93,074	75,362
Noninterest expense	43,380	39,054	38,406
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	40.91%	41.96%	50.96%

Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)	$2,456,196	$2,280,575	$1,941,663
Less: PPP loans	(22,206)	(180,757)	—
Loans, net of PPP loans (non-GAAP)	2,433,990	2,099,818	1,941,663
Allowance for loan losses	28,364	29,436	17,235
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)(3)	1.17%	1.40%	0.89%
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
(2) The efficiency ratio expresses noninterest expense as a percent of fully taxable equivalent net interest income and noninterest income, excluding specific noninterest income and expenses. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the Company’s financial performance. It is a standard measure of comparison within the banking industry. A lower ratio is more desirable.
(3)    Management believes that presenting the allowance for loan losses as a percentage of total loans excluding PPP loans is useful in assessing the credit quality of the Company’s core portfolio.

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2021 COMPARED TO 2020

OVERVIEW

Net income for the year ended December 31, 2021 was $49,607, compared to $32,712 for the year ended December 31, 2020. Basic and diluted earnings per common share for 2021 were $3.00 and $2.95, respectively, and were $1.99 and $1.98, respectively for 2020.

The increase in 2021 net income compared to 2020 was primarily the result of a decrease in provision for loan losses and an increase in net interest income, partially offset by an increase in noninterest expense. Net interest income grew $12,226, or 14.8 percent, in 2021 compared to 2020. The increase in net interest income was primarily due to an increase in interest income on loans and securities and a decrease in interest expense on deposits and borrowed funds. Interest expense in 2021 decreased $5,179, or 29.8 percent, compared to 2020.

The Company recorded a negative provision for loan losses of $1,500 in 2021 compared to a provision for loan losses of $12,000 in 2020. The provision in 2020 was due primarily to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic. The negative provision for 2021 was due primarily to the improvement in economic conditions and reduction in specific impairments, offset in part by loan growth.

Noninterest income increased $127, or 1.3 percent, in 2021 compared to 2020, primarily due to an increase in trust revenue and a greater increase in cash value of bank-owned life insurance, partially offset by a decrease in loan swap fees. Noninterest expense grew $4,326, or 11.1 percent, in 2021 compared to 2020, primarily due to increases in salaries and employee benefits, charitable contributions and FDIC insurance expense.

The Texas ratio, which is the ratio of nonperforming assets to tangible common equity plus the allowance for loan losses, decreased to 3.10 percent as of December 31, 2021, compared to 6.40 percent as of December 31, 2020. A lower Texas ratio indicates a stronger credit quality condition. The decrease in our Texas ratio in 2021 was primarily due to a decrease in nonperforming loans resulting from payments received on nonaccrual loans. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Loan Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income increased to $95,059 for 2021 from $82,833 for 2020, as the impact of the growth of interest-earning assets and decrease in average rate paid on interest-bearing liabilities exceeded the effects of an increase in average balance of interest-bearing liabilities and decrease in average yields on interest-earning assets. The net interest margin for 2021 decreased 15 basis points to 3.05 percent compared to 3.20 percent for 2020. The average yield on earning assets decreased by 42 basis points, while the rate paid on interest-bearing liabilities decreased by 37 basis points. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $28,364 as of December 31, 2021, represented 1.15 percent of total loans and 316.99 percent of nonperforming loans at year end, compared to 1.29 percent and 181.77 percent, respectively, as of December 31, 2020. A negative provision for loan losses of $1,500 was recorded in 2021 compared to a provision of $12,000 in 2020. The provision in 2020 was due primarily to an increase in certain qualitative factors resulting from the uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and an increase in specific reserves on impaired loans. The negative provision recorded in 2021 was primarily due to a reduction in certain qualitative factors resulting from improvements in economic conditions and expiration of COVID-19 related payment deferrals, net recoveries of previously charged-off loans and a reduction in specific reserves on impaired loans. These benefits were partially offset by loan growth.

(dollars in thousands, except per share amounts)

Nonperforming loans at December 31, 2021 totaled $8,948, or 0.36 percent of total loans, a decrease from $16,194, or 0.71 percent of total loans, at December 31, 2020. The decrease in nonperforming loans at December 31, 2021, compared to December 31, 2020, was due to payments received on nonaccrual loans. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers’ financial difficulties. The Company held no other real estate owned properties as of December 31, 2021 or 2020.

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2021	2020	Change	Change %
Service charges on deposit accounts	$2,352	$2,360	$(8)	(0.3)%
Debit card usage fees	1,948	1,632	316	19.4%
Trust services	2,671	2,078	593	28.5%
Increase in cash value of bank-owned life insurance	923	593	330	55.6%
Loan swap fees	66	1,572	(1,506)	(95.8)%
Realized securities gains, net	51	77	(26)	33.8%
Other income:
All other	1,718	1,290	428	33.2%
Total other income	1,718	1,290	428	33.2%
Total noninterest income	$9,729	$9,602	$127	1.3%
Debit card usage fees increased in 2021 compared to 2020, due to an increase in transaction volume as consumers responded to the reopening of the economy. Revenue from trust services increased in 2021 compared to 2020 primarily as a result of an increase in the value of trust assets in 2021 compared to 2020. The greater increase in cash value of bank-owned life insurance was driven by the purchase of additional life insurance in the third quarter of 2020, increasing total life insurance investments for 2021 in comparison to 2020. The Company offers loan level interest rate swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a swap counterparty (back-to-back swap program). Loan swap fees consist of fees earned in the back-to-back swap program at contract origination and are dependent on the timing and volume of customer activity. The increase in other income for 2021 compared to 2020 was partially due to the recognition of net swap termination gains totaling $181 in 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in other noninterest income. Additional information on interest rate swaps is included in Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2021	2020	Change	Change %
Salaries and employee benefits	$23,226	$21,591	$1,635	7.6%
Occupancy	5,162	4,879	283	5.8%
Data processing	2,465	2,331	134	5.7%
FDIC insurance	1,818	1,210	608	50.2%
Professional fees	946	927	19	2.0%
Director fees	765	868	(103)	(11.9)%
Other expenses:
Subscriptions and service contracts	1,777	1,333	444	33.3%
Business development	999	704	295	41.9%
Charitable contributions	890	180	710	394.4%
Trust	593	462	131	28.4%
Insurance expense	502	440	62	14.1%
Consulting fees	302	323	(21)	(6.5)%
Marketing	224	211	13	6.2%
Low income housing projects amortization	701	432	269	62.3%
New markets tax credit project amortization and management fees	919	919	—	—%
All other	2,091	2,244	(153)	(6.8)%
Total other	8,998	7,248	1,750	24.1%
Total noninterest expense	$43,380	$39,054	$4,326	11.1%

Salaries and employee benefits increased in 2021 compared to 2020, primarily due to an increase in expense related to restricted stock units and the addition of two commercial bankers in the Des Moines market in the second half of 2021. FDIC insurance expense increased in 2021 compared to 2020 due to increases in both the Company’s average assets and assessment rate. Business development expense increased in 2021 compared to 2020. Business development activities were significantly limited as a result of COVID-19 shutdowns and social distancing guidelines that began in the second quarter of 2020. Subscriptions and service contracts increased primarily due to increases in information technology and information security solutions. Business development activities increased in 2021 as local economies returned to more normal activities. Charitable contributions expense increased in 2021 compared to 2020 due to an increase in the Company’s contribution to the West Bancorporation Foundation and a one-time contribution to a local municipality’s special housing program. All other expenses were lower for 2021 compared to 2020 due primarily to losses in 2020 from a check fraud incident.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2021 and 2020 was approximately $9,833 and $6,209, respectively, while state income tax expense was approximately $3,468 and $2,460, respectively. The effective rate of income tax expense as a percent of income before income taxes was 21.2 percent and 20.9 percent, respectively, for 2021 and 2020.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, stock compensation and state income taxes. The effective tax rate for both 2021 and 2020 was also impacted by federal income tax credits, including low income housing tax credits and a new markets tax credit from West Bank’s investment in a qualified community development entity, of approximately $1,368 and $1,239, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards as management believes it is likely that such carryforwards will expire without being utilized.

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

	2021			2020			2019
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$525,228	$23,365	4.45%	$566,593	$22,328	3.94%	$387,137	$19,493	5.04%
Real estate (3)	1,796,118	72,579	4.04%	1,574,339	68,444	4.35%	1,405,175	66,078	4.70%
Consumer and other	4,193	182	4.34%	6,222	272	4.36%	6,876	335	4.87%
Total loans	2,325,539	96,126	4.13%	2,147,154	91,044	4.24%	1,799,188	85,906	4.77%
Securities:
Taxable	450,910	8,542	1.89%	322,695	7,818	2.42%	354,727	10,031	2.83%
Tax-exempt (3)	141,816	3,522	2.48%	55,589	1,774	3.19%	69,505	2,462	3.54%
Total securities	592,726	12,064	2.04%	378,284	9,592	2.54%	424,232	12,493	2.94%
Federal funds sold	233,873	292	0.12%	88,904	304	0.34%	54,041	1,110	2.05%
Total interest-earning assets (3)	3,152,138	108,482	3.44%	2,614,342	100,940	3.86%	2,277,461	99,509	4.37%
Noninterest-earning assets:
Cash and due from banks	41,141			53,874			41,036
Premises and equipment, net	31,291			28,957			30,351
Other, less allowance for
loan losses	46,612			42,610			37,793
Total noninterest-earning assets	119,044			125,441			109,180
Total assets	$3,271,182			$2,739,783			$2,386,641

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$477,988	769	0.16%	$371,153	747	0.20%	$318,794	1,688	0.53%
Savings and money market	1,413,878	5,641	0.40%	1,128,631	7,008	0.62%	1,018,215	17,860	1.75%
Time	208,164	1,538	0.74%	215,224	3,501	1.63%	255,770	5,666	2.22%
Total deposits	2,100,030	7,948	0.38%	1,715,008	11,256	0.66%	1,592,779	25,214	1.58%
Borrowed funds:
Federal funds purchased	4,620	5	0.11%	4,397	23	0.52%	10,229	241	2.35%
Subordinated notes	20,458	1,008	4.93%	20,445	1,016	4.97%	20,431	1,022	5.01%
Federal Home Loan Bank
advances	140,274	2,944	2.10%	178,191	4,705	2.64%	137,471	5,131	3.73%
Long-term debt	20,995	316	1.51%	24,912	400	1.61%	23,838	637	2.67%
Total borrowed funds	186,347	4,273	2.29%	227,945	6,144	2.70%	191,969	7,031	3.66%
Total interest-bearing liabilities	2,286,377	12,221	0.53%	1,942,953	17,400	0.90%	1,784,748	32,245	1.81%
Noninterest-bearing liabilities:
Demand deposits	709,009			544,211			379,231
Other liabilities	31,783			41,399			22,647
Stockholders’ equity	244,013			211,220			200,015
Total liabilities and
stockholders’ equity	$3,271,182			$2,739,783			$2,386,641

Net interest income (4)/net interest spread (3)		$96,261	2.91%		$83,540	2.96%		$67,264	2.56%
Net interest margin (3) (4)			3.05%			3.20%			2.95%
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

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Federal Reserve decreased the targeted federal funds interest rate by a total of 150 basis points in March 2020, reaching its current range of 0.0 - 0.25 percent. The Federal Reserve has signaled that it could increase the targeted federal funds interest rate in 2022.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2021, 2020 and 2019, the Company’s net interest margin on a tax-equivalent basis was 3.05, 3.20 and 2.95 percent, respectively. There was an increase of $12,721 in tax-equivalent net interest income in 2021 compared to 2020. This was primarily due to a decrease in interest rates paid on deposits and borrowed funds and an increase in average loan and securities balances, partially offset by a decrease in yield on loans and investments.

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

	2021 Compared to 2020			2020 Compared to 2019
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(1,706)	$2,743	$1,037	$7,699	$(4,864)	$2,835
Real estate (2)	9,189	(5,054)	4,135	7,586	(5,220)	2,366
Consumer and other	(88)	(2)	(90)	(30)	(33)	(63)
Total loans (including fees)	7,395	(2,313)	5,082	15,255	(10,117)	5,138
Securities:
Taxable	2,669	(1,945)	724	(856)	(1,357)	(2,213)
Tax-exempt (2)	2,218	(470)	1,748	(460)	(228)	(688)
Total securities	4,887	(2,415)	2,472	(1,316)	(1,585)	(2,901)
Federal funds sold	269	(281)	(12)	456	(1,262)	(806)
Total interest income (2)	12,551	(5,009)	7,542	14,395	(12,964)	1,431
Interest Expense
Deposits:
Interest-bearing demand	190	(168)	22	241	(1,182)	(941)
Savings and money market	1,509	(2,876)	(1,367)	1,757	(12,609)	(10,852)
Time	(111)	(1,852)	(1,963)	(809)	(1,356)	(2,165)
Total deposits	1,588	(4,896)	(3,308)	1,189	(15,147)	(13,958)
Borrowed funds:
Federal funds purchased	1	(19)	(18)	(61)	(157)	(218)
Subordinated debt	1	(9)	(8)	1	(7)	(6)
Federal Home Loan Bank advances	(897)	(864)	(1,761)	1,296	(1,722)	(426)
Long-term debt	(60)	(24)	(84)	(34)	(203)	(237)
Total borrowed funds	(955)	(916)	(1,871)	1,202	(2,089)	(887)
Total interest expense	633	(5,812)	(5,179)	2,391	(17,236)	(14,845)
Net interest income (2) (3)	$11,918	$803	$12,721	$12,004	$4,272	$16,276
(1)Average balances of nonaccrual loans were included for computational purposes.
(2)Tax-exempt income has been converted to a tax-equivalent basis using a federal income tax rate of 21 percent and is adjusted for the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.
(3)Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this Item.

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $5,082 for the year ended December 31, 2021, compared to 2020. The improvement was primarily due to an increase of $178,385 in the average balance of loans in 2021 compared to 2020, which was partially offset by the overall decline in loan yields. The average yield on loans decreased 11 basis points in 2021 compared to 2020. Average loan balances for the year ended December 31, 2021 included $98,593 of PPP loans, compared to average PPP loan balances of $151,074 for the year ended December 31, 2020. Interest income recognized on PPP loans, which includes the amortization of origination fees paid by the SBA, was $6,731 for the year ended December 31, 2021, resulting in a yield of 6.83 percent. Interest income recognized on PPP loans in 2020 was $4,752, resulting in a yield of 3.15 percent. The PPP loans contributed to the increase in interest income and increase in the yield on commercial loans and had a positive impact on overall net interest margin in 2021.

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

The average balance of securities available for sale in 2021 was $214,442 higher than in 2020, primarily as a result of securities purchased during 2021 to improve the yield on excess liquidity. Due to the interest rate environment during 2021 and 2020, securities added to the portfolio have been at significantly lower yields than the existing portfolio holdings, resulting in an overall decline in the securities portfolio yield.

The average balance of federal funds sold increased $144,969 in 2021 compared to 2020. The higher average balance in 2021 at a yield of 0.12 percent contributed to the decline in the net interest margin in 2021 compared to 2020.

The average balance of savings and money market deposits increased $285,247 in 2021 compared to 2020. The increase was primarily due to an increase in average balances of money market accounts. The growth in these deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. The average rate paid on savings and money market deposits in 2021 decreased by 22 basis points compared to 2020. The average balance of time deposits decreased $7,060 in 2021 compared to 2020. The average rate paid on time deposits decreased 89 basis points in 2021 compared to 2020. The decreases were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate that occurred in March 2020.

The average balance of borrowed funds decreased $41,598 in 2021 compared to 2020. The rate paid on borrowed funds declined 41 basis points in 2021 compared to 2020. These declines were primarily due to the decrease in average balance of FHLB advances and rate paid on FHLB advances. The average balance of FHLB advances decreased $37,917 in 2021 compared to 2020, while the rate paid on FHLB advances declined 54 basis points in 2021 compared to 2020. These declines were primarily due to the repayment of $50,000 of FHLB advances in the second quarter of 2021 and the maturity of long-term, high rate FHLB advances in the second and third quarters of 2020.

If short-term rates increase in 2022, as the Federal Reserve has indicated, that could improve reinvestment rates on loans and securities, but it could also increase our cost of deposits and borrowed funds.

SECURITIES PORTFOLIO

The balance of securities available for sale increased by $338,251 as of December 31, 2021, compared to December 31, 2020. Throughout 2021, securities were purchased to improve the yield on excess liquidity. Securities available for sale are a part of the Company’s interest rate risk management strategy and may be repositioned in response to changes in interest rates, changes in prepayment risk, liquidity management and other factors. The Company continues to evaluate the investment portfolio as part of an overall strategy to produce reasonable and consistent margins where feasible, while attempting to limit risks inherent in the Company’s balance sheet.

(dollars in thousands, except per share amounts)

As of December 31, 2021, approximately 63 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Those securities increased by $251,348 as of December 31, 2021, compared to December 31, 2020. In the current interest rate environment, those securities provide acceptable yields, have little to no credit risk, and provide fairly consistent cash flows. All collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), or the SBA.

The securities issued by state and political subdivisions increased by $88,115 as of December 31, 2021, compared to December 31, 2020. The securities issued by state and political subdivisions are diversified among municipalities in 25 states.

The following table sets forth the weighted average yield by contractual maturity by security type as of December 31, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
Securities available for sale:
State and political subdivisions (1)	—%	—%	1.53%	2.41%	2.38%
Collateralized mortgage obligations	—	—	—	1.48	1.48
Mortgage-backed securities	—	—	1.68	1.60	1.62
Collateralized loan obligations	—	—	1.77	—	1.77
Corporate notes	—	—	3.27	—	3.27
	—%	—%	1.91%	1.81%	1.83%
(1)    Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

As of December 31, 2021, the existing gross unrealized losses of $11,800 in the Company’s securities portfolio were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows. The Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. However, management may decide to sell securities with unrealized losses at a future date for liquidity purposes, to manage interest rate risk, or to enhance interest income.

For additional information regarding the Company’s securities portfolio, see Note 3 and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

LOAN PORTFOLIO
The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market area. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry. As of December 31, 2021, the majority of all loans were originated directly by West Bank to borrowers within West Bank’s principal market areas. As of December 31, 2021, total loans were approximately 81.4 percent of total deposits and 70.2 percent of total assets.

Loans outstanding at the end of 2021 increased 7.7 percent compared to the end of 2020. Changes in the loan portfolio during 2021 included increases of $157,211 in commercial real estate loans and $123,165 in construction, land and land development loans. Commercial loans declined $110,784, which included a $158,551 decline in PPP loans. As of December 31, 2021, PPP loans outstanding totaled $22,206, which was made up of $1,118 from round one of the program originated in 2020 and $21,088 from round two originated in 2021. Exclusive of PPP loans, loan growth in 2021 was $334,172, or 15.9 percent. The Company continues to focus on business development efforts in all of its markets. We believe that loan growth could slow down in 2022 as a result of anticipated increases in the targeted federal funds rate and economic conditions, including high inflation and labor shortages.

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

During 2020 and 2021, the Company provided short-term loan modifications and additional accommodations to borrowers in response to the COVID-19 pandemic. At December 31, 2021, there were no longer any loans subject to a COVID-19 related loan modification. All COVID-19-related modifications expired during 2021 and those loans returned to regular payment status.

As of December 31, 2021, there were no loans that were past due 30 days or more.

Nonperforming loans declined to $8,948 at December 31, 2021, compared to $16,194 at December 31, 2020. The decrease was due to payments received on nonaccrual loans. The nonperforming loans at both December 31, 2021 and 2020 consisted of two borrowing relationships.

The watch classification of loans increased to $64,025 as of December 31, 2021 from $26,715 as of December 31, 2020. The increase was primarily due to the addition of hotel loans related to one borrowing group. This relationship was downgraded to watch classification primarily due to a slower rebound in its hotel occupancy rates compared to other market data. The loans in this borrowing group are considered well collateralized with a weighted average loan to value ratio of 62 percent and no required payments are past due.

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

(dollars in thousands, except per share amounts)

Commercial loans secured by real estate, including construction, land and land development, totaled $1,889,476, or 76.8 percent of total loans, at December 31, 2021. Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2021 and 2020 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2021			2020
	Balance	% of CRE non-owner occupied Portfolio	Weighted Average LTV	Balance	% of CRE non-owner occupied Portfolio	Weighted Average LTV
Non-owner occupied:
Multifamily	$435,097	27.8%	71%	$313,205	24.0%	69%
Medical & senior care facilities	220,726	14.1	59	203,954	15.6	65
Warehouse & trucking	153,022	9.8	69	146,178	11.2	69
Hotels	203,967	13.0	68	164,721	12.6	64
Mixed use	72,039	4.6	63	83,681	6.4	74
Offices	134,106	8.6	70	140,299	10.8	72
Land for development	96,687	6.2	63	69,345	5.3	59
All other	249,265	15.9	not available	183,106	14.1	not available
	$1,564,909	100.0%		$1,304,489	100.0%

The following table summarizes non-owner occupied commercial real estate loans by property type by risk rating as of December 31, 2021. Risk ratings are defined in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	As of December 31, 2021
	Risk Rating
	Total	1-3	4	5	6	7	8
Non-owner occupied:
Multifamily	$435,097	$25,759	$325,115	$70,136	$14,087	$—	$—
Medical & senior care facilities	220,726	90,698	101,265	28,763	—	—	—
Warehouse & trucking	153,022	56,031	86,601	9,640	750	—	—
Hotel	203,967	—	83,748	85,445	34,774	—	—
Mixed use	72,039	11,021	28,570	24,503	7,945	—	—
Offices	134,106	15,400	113,859	4,847	—	—	—
Land for development	96,687	—	90,860	772	5,055	—	—
All other	249,265	28,115	214,404	6,746	—	—	—
	$1,564,909	$227,024	$1,044,422	$230,852	$62,611	$—	$—

As of December 31, 2021, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables. Actual repayments may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	As of December 31, 2021
	Within one year	After one but within five years	After five but within 15 years	After 15 years	Total
Commercial	$167,713	$214,514	$71,223	$39,365	$492,815
Real estate:
Construction, land and land development	124,456	208,695	7,594	18,513	359,258
1-4 family residential first mortgages	4,962	57,512	3,742	—	66,216
Home equity	2,561	5,861	—	—	8,422
Commercial	92,870	678,992	733,219	25,137	1,530,218
Consumer and other	2,135	1,662	—	—	3,797
	$394,697	$1,167,236	$815,778	$83,015	$2,460,726

		After one but within five years	After five but within 15 years	After 15 years
Loan maturities after one year with:
Fixed rates
Commercial		$157,259	$49,720	$—
Real estate:
Construction, land and land development		155,976	3,798	—
1-4 family residential first mortgages		55,470	1,833	—
Home equity		1,303	—	—
Commercial		642,944	510,792	12,830
Consumer and other		1,233	—	—
Total fixed rate loans		1,014,185	566,143	12,830

Variable rates
Commercial		57,255	21,503	39,365
Real estate:
Construction, land and land development		52,719	3,796	18,513
1-4 family residential first mortgages		2,042	1,909	—
Home equity		4,558	—	—
Commercial		36,048	222,427	12,307
Consumer and other		429	—	—
Total variable rate loans		153,051	249,635	70,185
		$1,167,236	$815,778	$83,015

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

Factors considered in establishing an appropriate allowance include: the borrower’s financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower’s specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company’s concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of agriculture, service industries and state and county governments.

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

(dollars in thousands, except per share amounts)

The following table shows the ratio of net (charge-offs) recoveries to loans outstanding, broken out by loan segment, along with ratios of the allowance and nonaccrual loans to total loans at the end of the period.

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2021	2020	2019
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding by segment:
Commercial	0.02%	—%	(0.01)%
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—
Total	0.02%	0.01%	0.00%
Ratio of allowance for loan losses to total
loans at the end of period	1.15%	1.29%	0.89%
Ratio of allowance for loan losses to total
loans at the end of period, excluding PPP
loans(1)	1.17%	1.40%	0.89%
Ratio of nonaccrual loans to total loans at
end of period	0.36%	0.71%	0.03%
Ratio of allowance for loan losses to total
nonaccrual loans at the end of period	316.99%	181.77%	3,203.53%
Ratio of net (charge-offs) recoveries to total
loans at end of period	0.02%	0.01%	0.00%
(1) As presented, this is a non-GAAP financial measure. For further information, refer to the section “Non-GAAP Financial Measures” of this item.

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses by loan segment as of the dates indicated.

	As of December 31
	2021		2020		2019
	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,776	20.03%	$4,718	26.40%	$3,875	22.17%
Real estate:
Construction, land
and land development	3,646	14.60	2,634	10.32	2,375	13.59
1-4 family residential
first mortgages	339	2.69	360	2.58	216	2.80
Home equity	91	0.34	114	0.41	127	0.64
Commercial	19,466	62.19	21,535	60.04	10,565	60.45
Consumer and other	46	0.15	75	0.25	77	0.35
	$28,364	100.00%	$29,436	100.00%	$17,235	100.00%
* Percent of loans in each category to total loans.

(dollars in thousands, except per share amounts)

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management’s assessment of economic and other qualitative factors that may influence potential losses in the loan portfolio. In 2020, the U.S. economy deteriorated rapidly and significantly as a result of the COVID-19 pandemic and the impact of economic uncertainties. The national unemployment rate jumped from 4.4 percent in March 2020 to 14.8 percent in April 2020 amid nationwide shutdowns and other governmental restrictions implemented in the interest of public health and safety. In 2021, the economy began to recover; however some economic measures still lag pre-pandemic levels. The Company increased certain qualitative factors used in the allowance for loan losses evaluation in 2020 in response to the COVID-19 pandemic. Based on improvement in national and local economic performance measures, the relative success of vaccination efforts and the lifting or easing of pandemic-related restrictions in the Company’s market areas, the Company decreased certain qualitative factors used in the allowance for loan losses evaluation in 2021. However, the qualitative factors overall remain higher at December 31, 2021 than they were prior to the 2020 COVID-19 pandemic related adjustments because new COVID-19 variants, increasing inflationary trends, labor shortages and supply chain issues in 2021 have created new stresses on the economy.

As of December 31, 2021, there were $2,500 in specific reserves related to loans individually evaluated for impairment. The specific reserves resulted from the downgrade in credit quality of one borrower due to the severe economic impact of COVID-19 on its business. The borrower has been evaluating debt reduction options, including downsizing its operations. The specific impairment was determined after evaluating the value of the underlying collateral. The portion of the allowance for loan losses related to loans collectively evaluated for impairment decreased $572 to a total of $25,864, or 1.05 percent of outstanding loans, as of December 31, 2021 compared to $26,436, or 1.16 percent of outstanding loans, as of December 31, 2020. As of December 31, 2021, the allowance for loan losses was 1.17 percent of outstanding loans, excluding $22,206 of PPP loans, compared to 1.40 percent, excluding $180,757 of PPP loans as of December 31, 2020. Based upon the quarterly evaluations, management determined a provision for loan losses of negative $1,500 was appropriate for the year ended December 31, 2021. This negative provision was primarily due to the reduction of certain qualitative factors, a reduction in specific reserves, and net recoveries, which was partially offset by loan growth. Management believed the allowance for loan losses as of December 31, 2021 was adequate to absorb the losses inherent in the loan portfolio.
Additional details on the allowance for loan losses is included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(dollars in thousands, except per share amounts)

DEPOSITS

Deposits totaled $3,016,005 as of December 31, 2021, which was 11.7 percent higher than the total as of December 31, 2020. The growth in deposit balances was primarily due to changes in customer behavior as a result of the COVID-19 pandemic and our customers’ desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs. We believe that deposit levels could decrease in 2022 as a result of the end of broad government stimulus programs relating to the COVID-19 pandemic.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2021		2020		2019
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$709,009	—%	$544,211	—%	$379,231	—%
Interest-bearing demand:
Reward Me checking	52,960	0.08	47,435	0.15	44,206	0.41
Insured cash sweep	125,402	0.34	94,042	0.46	79,976	1.20
Other interest-bearing demand	299,626	0.10	229,677	0.11	194,612	0.28
Money market:
Insured cash sweep	308,136	0.36	266,837	0.60	256,670	2.11
Other money market	959,314	0.45	737,801	0.70	649,032	1.85
Savings	146,428	0.14	123,993	0.18	112,513	0.40
Time	208,164	0.74	215,224	1.63	255,770	2.22
	$2,809,039		$2,259,220		$1,972,010

Management expects the average interest rates on deposits could increase in 2022 as the Federal Reserve is signaling increases to the targeted federal funds rate. To limit the Company’s exposure to market interest rate changes, interest rate swaps are in place on $110,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments.
The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2021.

3 months or less	$59,051
Over 3 through 6 months	25,209
Over 6 through 12 months	63,276
Over 12 months	13,983
$161,519
Approximately 88 percent of the total time deposits issued by West Bank mature in the next year. It is anticipated that a significant portion of these time deposits will be renewed. In the event a substantial volume of time deposits is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to fund the potential runoff.

Time deposits as of December 31, 2021 and 2020, included $92,210 and $71,286, respectively, of Certificate of Deposit Account Registry Service deposits, which is a program that coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

The following table shows the portion of time deposits in excess of the insurance limit by maturity.

3 months or less	$19,126
Over 3 through 6 months	2,320
Over 6 through 12 months	7,495
Over 12 months	3,078
$32,019

(dollars in thousands, except per share amounts)

Also included in total deposits as of December 31, 2021 and 2020, were $178,366 and $85,348, respectively, of Insured Cash Sweep (ICS) interest-bearing checking and $412,027 and $304,077, respectively, of ICS money market deposits. These are also reciprocal programs providing insurance coverage for all participating deposits.

Total uninsured deposits were $1,312,933, $1,297,848 and $784,057 as of December 31, 2021, 2020 and 2019, respectively.

BORROWED FUNDS

The fluctuation in the balances of federal funds purchased is based on customer loan and deposit activity and the Company’s balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or on overnight FHLB advances.

The Company had $125,000 of short-term FHLB advances outstanding at December 31, 2021. The Company repaid $50,000 of FHLB advances at maturity in the second quarter of 2021 to reduce unneeded funding as a result of high deposit balances and excess liquidity. The Company has entered into long-term interest rate swap agreements with a total notional amount of $125,000 to hedge the interest payments of one-month rolling funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from September 2023 through June 2029 and fixed rates ranging from 1.63 percent to 2.01 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

On December 15, 2021, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $40,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $5,500. The additional borrowing was used to make a capital injection into the Company’s subsidiary, West Bank. Interest is payable quarterly over five years with the first payment due February 2022. Required quarterly principal payments begin in May 2023. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent.

The Company has an interest rate swap with a notional amount of $20,000 which converts variable-rate subordinated notes to fixed-rate debt. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. This interest rate swap has a fixed rate of 4.81 percent and matures in September 2026.

West Bank’s new markets tax credit special purpose subsidiary has a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of 1.00 percent. Monthly principal payments begin in January 2026, and the agreement matures in December 2048.

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

The Company experienced significant increases in deposits in 2021 and 2020. Those deposits resulted in a significant increase in liquidity and total assets as of December 31, 2021 and 2020, compared to December 31, 2019. We believe that deposit levels could decrease in 2022 as a result of the end of broad government stimulus programs.

As of December 31, 2021, West Bank had additional borrowing capacity available from the FHLB of approximately $556,000, as well as approximately $16,258 at the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding at the Federal Reserve discount window or under the unsecured federal funds lines as of December 31, 2021. Net cash from continuing operating activities contributed $57,878, $42,285 and $36,967 to liquidity for the years ended December 31, 2021, 2020 and 2019, respectively. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2021.

The Company’s total stockholders’ equity increased to $260,328 as of December 31, 2021 from $223,695 as of December 31, 2020. The increase was primarily the result of net income less dividends paid. At December 31, 2021, tangible common equity as a percent of tangible assets was 7.44 percent compared to 7.02 percent as of December 31, 2020. As of December 31, 2021 and 2020, the Company had no intangible assets.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. As of December 31, 2021, the Company and West Bank met all capital adequacy requirements to which they were subject, and the Company’s and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under capital regulations. Also, as of December 31, 2021, the ratios for the Company and West Bank were sufficient to meet the fully phased-in capital conservation buffer.

EFFECTS OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

A discussion of the effects of new financial accounting standards and developments as they relate to the Company is located in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is composed primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk refers to the exposure arising from changes in interest rates. Fluctuations in interest rates have a significant impact not only upon net income, but also upon the cash flows and market values of assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposure and management of that exposure in 2021 have materially changed compared to those in 2020.

The Company’s objectives are to manage interest rate risk to foster consistent growth of earnings and capital. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. To measure that risk, the Company uses an earnings simulation approach.

(dollars in thousands, except per share amounts)

The Company has an Asset Liability Committee which meets quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk. Measuring and maintaining interest rate risk is a dynamic process that management performs with the objective of maximizing net interest margin while maintaining interest rate risk within acceptable tolerances. This process relies primarily on the simulation of net interest income over multiple interest rate scenarios. The Company engages a third party that utilizes a modeling program to measure the Company’s exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, this analysis measures the estimated change in net interest income. The simulations allow for ongoing assessment of interest rate sensitivity and can include the impact of potential new business strategies. The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. The results of the simulation are compared against approved policy limits.

The following table presents the estimated change in net interest income for one year under several scenarios of assumed interest rate changes for the rate shock levels shown. The net interest income in each scenario is based on parallel and permanent changes in the interest rates.

Year Ended December 31, 2021
Scenario	% Change
300 basis points rising	2.85%
200 basis points rising	2.02%
100 basis points rising	0.99%
Base	—

As of December 31, 2021, the estimated effect of a 300 basis point increase in interest rates would be an increase of the Company’s net interest income by approximately 2.85 percent, or $2,593 over the twelve months ended December 31, 2022. The estimated effect of a decrease in rates is not reasonably calculable due to the current low interest rate environment.

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

West Bancorporation, Inc. and Subsidiary
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses
As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses (allowance) is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience. At December 31, 2021, the Company’s total loans were $2.5 billion and the associated allowance was $28.4 million. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio at the balance sheet date. The allowance consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific component”), which represents $2.5 million at December 31, 2021, and the valuation allowance for loans collectively evaluated for impairment (“general component”), which represents $25.9 million at December 31, 2021. The Company’s general component was developed based on historical loss ratios adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are an annualized rate based on the loss history. The qualitative factors include the Company’s lending policies and procedures, nature and volume of the portfolio, experience, depth and ability of lending management, volume and severity of past due, nonaccrual and classified loans, quality of the Company’s loan review system, value of underlying collateral, trends in commercial real estate loans, existence and effect of any concentrations and effects of other external factors. The evaluation of these qualitative factors requires that management make significant judgements regarding these factors, which may significantly impact the estimated reserve.

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

/s/ RSM US LLP

Des Moines, Iowa
February 23, 2022

We have served as the Company’s auditor since 1998.

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion.

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
February 23, 2022

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2021 and 2020

(dollars in thousands, except per share data)	2021	2020
ASSETS
Cash and due from banks	$17,555	$77,693
Federal funds sold	175,270	318,742
Cash and cash equivalents	192,825	396,435
Securities available for sale, at fair value	758,822	420,571
Federal Home Loan Bank stock, at cost	9,965	11,723
Loans	2,456,196	2,280,575
Allowance for loan losses	(28,364)	(29,436)
Loans, net	2,427,832	2,251,139
Premises and equipment, net	34,568	29,077
Accrued interest receivable	8,890	11,231
Bank-owned life insurance	43,609	42,686
Deferred tax assets, net	10,819	11,289
Other assets	12,871	11,593
Total assets	$3,500,201	$3,185,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$720,136	$696,731
Interest-bearing demand	548,242	553,881
Savings	1,550,636	1,274,254
Time of $250 or more	53,019	46,907
Other time	143,972	129,221
Total deposits	3,016,005	2,700,994
Federal funds purchased	2,880	5,375
Subordinated notes, net	20,465	20,452
Federal Home Loan Bank advances	125,000	175,000
Long-term debt	51,521	21,558
Accrued expenses and other liabilities	24,002	38,670
Total liabilities	3,239,873	2,962,049
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,554,846 and 16,469,272 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,000	3,000
Additional paid-in capital	30,183	28,823
Retained earnings	237,782	203,718
Accumulated other comprehensive loss	(10,637)	(11,846)
Total stockholders’ equity	260,328	223,695
Total liabilities and stockholders’ equity	$3,500,201	$3,185,744

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands, except per share data)	2021	2020	2019
Interest income:
Loans, including fees	$95,585	$90,668	$85,512
Securities:
Taxable	8,542	7,818	10,031
Tax-exempt	2,861	1,443	2,022
Federal funds sold	292	304	1,110
Total interest income	107,280	100,233	98,675
Interest expense:
Deposits	7,948	11,256	25,214
Federal funds purchased	5	23	241
Subordinated notes	1,008	1,016	1,023
Federal Home Loan Bank advances	2,944	4,705	5,130
Long-term debt	316	400	637
Total interest expense	12,221	17,400	32,245
Net interest income	95,059	82,833	66,430
Provision for loan losses	(1,500)	12,000	600
Net interest income after provision for loan losses	96,559	70,833	65,830
Noninterest income:
Service charges on deposit accounts	2,352	2,360	2,492
Debit card usage fees	1,948	1,632	1,644
Trust services	2,671	2,078	2,026
Increase in cash value of bank-owned life insurance	923	593	644
Loan swap fees	66	1,572	—
Realized securities gains (losses), net	51	77	(87)
Other income	1,718	1,290	1,599
Total noninterest income	9,729	9,602	8,318
Noninterest expense:
Salaries and employee benefits	23,226	21,591	21,790
Occupancy	5,162	4,879	4,895
Data processing	2,465	2,331	2,566
FDIC insurance	1,818	1,210	404
Professional fees	946	927	814
Director fees	765	868	993
Other expenses	8,998	7,248	6,944
Total noninterest expense	43,380	39,054	38,406
Income before income taxes	62,908	41,381	35,742
Income taxes	13,301	8,669	7,052
Net income	$49,607	$32,712	$28,690

Basic earnings per common share	$3.00	$1.99	$1.75
Diluted earnings per common share	$2.95	$1.98	$1.74
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)	2021	2020	2019
Net income	$49,607	$32,712	$28,690
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(14,684)	6,681	12,153
Plus: reclassification adjustment for net (gains) losses realized in net income	(51)	(77)	87
Income tax (expense) benefit	3,720	(1,667)	(3,060)
Other comprehensive income (loss) on securities	(11,015)	4,937	9,180
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	8,047	(22,278)	(7,355)
Plus: reclassification adjustment for net (gains) losses realized in net income	8,284	4,156	(235)
Plus: reclassification adjustment for amortization of derivative termination costs	—	31	93
Income tax (expense) benefit	(4,107)	4,569	1,870
Other comprehensive income (loss) on derivatives	12,224	(13,522)	(5,627)
Total other comprehensive income (loss)	1,209	(8,585)	3,553
Comprehensive income	$50,816	$24,127	$32,243

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$—	16,295,494	$3,000	$25,128	$169,709	$(6,814)	$191,023
Net income	—	—	—	—	28,690	—	28,690
Other comprehensive income, net of tax	—	—	—	—	—	3,553	3,553
Cash dividends declared, $0.83 per common share	—	—	—	—	(13,578)	—	(13,578)
Stock-based compensation costs	—	—	—	2,993	—	—	2,993
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	84,258	—	(861)	—	—	(861)
Balance, December 31, 2019	—	16,379,752	3,000	27,260	184,821	(3,261)	211,820
Net income	—	—	—	—	32,712	—	32,712
Other comprehensive loss, net of tax	—	—	—	—	—	(8,585)	(8,585)
Cash dividends declared, $0.84 per common share	—	—	—	—	(13,815)	—	(13,815)
Stock-based compensation costs	—	—	—	2,312	—	—	2,312
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, December 31, 2020	—	16,469,272	3,000	28,823	203,718	(11,846)	223,695
Net income	—	—	—	—	49,607	—	49,607
Other comprehensive income, net of tax	—	—	—	—	—	1,209	1,209
Cash dividends declared, $0.94 per common share	—	—	—	—	(15,543)	—	(15,543)
Stock-based compensation costs	—	—	—	2,573	—	—	2,573
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$49,607	$32,712	$28,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,500)	12,000	600
Net amortization and accretion	2,111	1,892	3,640
Securities (gains) losses, net	(51)	(77)	87
Stock-based compensation	2,573	2,312	2,993
Increase in cash value of bank-owned life insurance	(923)	(593)	(644)
Gain on sale of premises	—	—	(307)
Depreciation	1,504	1,499	1,429
(Benefit) provision for deferred income taxes	82	(3,025)	(33)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	2,341	(4,097)	497
(Increase) decrease in other assets	2,118	(490)	(1,029)
Increase in accrued expenses and other liabilities	16	152	1,044
Net cash provided by operating activities	57,878	42,285	36,967
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	30,374	139,819	198,699
Proceeds from maturities and calls of securities available for sale	95,733	76,065	46,755
Purchases of securities available for sale	(481,140)	(232,409)	(180,168)
Purchases of Federal Home Loan Bank stock	(2,329)	(9,338)	(26,559)
Proceeds from redemption of Federal Home Loan Bank stock	4,087	10,106	26,105
Net increase in loans	(175,193)	(341,887)	(219,887)
Purchase of bank-owned life insurance	—	(7,200)	—
Purchases of premises and equipment	(8,743)	(2,319)	(1,048)
Proceeds from sale of premises	—	—	604
Net cash used in investing activities	(537,211)	(367,163)	(155,499)
Cash Flows from Financing Activities:
Net increase in deposits	315,011	686,238	120,227
Net increase (decrease) in federal funds purchased	(2,495)	2,715	(17,325)
Net increase (decrease) in Federal Home Loan Bank advances	(50,000)	(5,000)	40,000
Proceeds from long-term debt	34,500	—	—
Principal payments on long-term debt	(4,537)	(1,366)	(4,115)
Common stock dividends paid	(15,543)	(13,815)	(13,578)
Restricted stock units withheld for payroll taxes	(1,213)	(749)	(861)
Net cash provided by financing activities	275,723	668,023	124,348
Net increase (decrease) in cash and cash equivalents	(203,610)	343,145	5,816
Cash and Cash Equivalents:
Beginning	396,435	53,290	47,474
Ending	$192,825	$396,435	$53,290

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$12,641	$18,531	$31,492
Income taxes	13,380	11,190	5,880

Supplemental Disclosure of Noncash Investing Activities:
Establishment of lease liabilities and right-of-use assets	$—	$—	$10,435
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank. West Bank is a state chartered bank and has its main office in West Des Moines, Iowa, with six additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Coralville, Iowa, and four offices located in Minnesota, in the cities of Rochester, Owatonna, Mankato and St. Cloud. As used herein, the term “Company” refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

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

Reclassification:  Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholders’ equity, to conform with current period presentation.

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

Comprehensive income:  Comprehensive income consists of net income and other comprehensive income (OCI). OCI consists of the net change in unrealized gains and losses on the Company’s securities available for sale, including the noncredit-related portion of unrealized gains (losses) of other than temporarily impaired (OTTI) securities, if any, and the change in fair value of derivative instruments designated as hedges. OCI also includes the amortization of derivative termination costs.

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and federal funds sold to be cash and cash equivalents. Cash inflows and outflows from loans, deposits, federal funds purchased and FHLB advances are reported on a net basis.

Securities Available for Sale:  Securities that may be sold for general liquidity needs, in response to market interest rate fluctuations, implementation of asset-liability management strategies, funding loan demand, changes in securities prepayment risk or other similar factors are classified as available for sale and reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of deferred income taxes. Realized gains and losses on sales of securities are computed on a specific identification basis based on amortized cost.

The amortized cost of securities available for sale is adjusted for accretion of discounts to maturity and amortization of premiums over the estimated life of each security or, in the case of callable securities, through the first call date, using the effective yield method. Such amortization and accretion is included in interest income. Interest income on securities is recognized using the interest method according to the terms of the security.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company evaluates each of its securities whose value has declined below amortized cost to determine whether the decline in fair value is OTTI. When determining whether a security is OTTI, management assesses the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer and other qualitative factors, as well as whether: (a) it has the intent to sell the security, and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. In instances when a determination is made that an OTTI exists but management does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to its anticipated repayment or maturity, the OTTI is separated into: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the security (the credit loss); and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized as a charge to earnings. The amount of the total OTTI related to all other factors is recognized in OCI. If the Company intends to sell or it is more likely than not that it will be required to sell a security with OTTI before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date.

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2021. All shares of FHLB stock are issued and redeemed at par value.

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

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms. Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in a prior year. Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension was only applicable to modifications of loans that were not more than 30 days past due as of December 31, 2019 and was not applicable to modifications that were not related to the COVID-19 pandemic. The temporary suspension was applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on January 1, 2022. In 2020, federal banking regulators, in consultation with FASB, issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provided that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not TDRs.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure. Any write-downs in value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2021 and 2020, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $462,105 and $395,887 as of December 31, 2021 and 2020, respectively.

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

Stock-based compensation: Compensation expense for stock-based awards is recorded over the vesting period, or until the participant reaches full retirement age if less than the vesting period, at the fair value of the award at the time of grant. Certain grants of restricted stock units (RSUs) are subject to performance-based vesting and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock awards are expected to vest. The fair value of RSUs granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date, adjusted for dividends and required post vesting holding periods where applicable. The Company has elected to record forfeitures as they occur. See Note 13 Stock Compensation Plans for further information.
Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. Liabilities accrued under the Deferred Compensation Plan totaled $432 and $203 as of December 31, 2021 and 2020, respectively.

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
Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2021, 2020 and 2019.

(in thousands, except per share data)	2021	2020	2019
Net income	$49,607	$32,712	$28,690

Weighted average common shares outstanding	16,534	16,447	16,359
Weighted average effect of restricted stock units outstanding	255	68	121
Diluted weighted average common shares outstanding	16,789	16,515	16,480

Basic earnings per common share	$3.00	$1.99	$1.75
Diluted earnings per common share	$2.95	$1.98	$1.74
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	—	243	105

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 3. Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses and fair value of securities available for sale, by security type as of December 31, 2021 and 2020.

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$231,903	$3,161	$(2,617)	$232,447
Collateralized mortgage obligations (1)	325,406	1,627	(6,260)	320,773
Mortgage-backed securities (1)	157,607	167	(2,714)	155,060
Collateralized loan obligations	37,880	59	(157)	37,782
Corporate notes	12,750	62	(52)	12,760
	$765,546	$5,076	$(11,800)	$758,822

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$141,405	$3,441	$(514)	$144,332
Collateralized mortgage obligations (1)	135,338	5,650	(26)	140,962
Mortgage-backed securities (1)	82,994	651	(122)	83,523
Collateralized loan obligations	52,822	50	(1,118)	51,754
	$412,559	$9,792	$(1,780)	$420,571

(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $295,961 and $232,206 as of December 31, 2021 and 2020, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of December 31, 2021, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	2021
	Amortized Cost	Fair Value
Due after five years through ten years	$59,320	$59,134
Due after ten years	223,213	223,855
	282,533	282,989
Collateralized mortgage obligations and mortgage-backed securities	483,013	475,833
	$765,546	$758,822

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The details of the sales of securities available for sale for the years ended December 31, 2021, 2020 and 2019 are summarized in the following table.

	2021	2020	2019
Proceeds from sales	$30,374	$139,819	$198,699
Gross gains on sales	282	1,801	1,046
Gross losses on sales	231	1,724	1,133
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2021 and 2020.

	2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$121,574	$(1,223)	$33,894	$(1,394)	$155,468	$(2,617)
Collateralized mortgage obligations	241,320	(6,149)	2,352	(111)	243,672	(6,260)
Mortgage-backed securities	140,168	(2,714)	—	—	140,168	(2,714)
Collateralized loan obligations	22,821	(157)	—	—	22,821	(157)
Corporate notes	4,198	(52)	—	—	4,198	(52)
	$530,081	$(10,295)	$36,246	$(1,505)	$566,327	$(11,800)

	2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$48,752	$(514)	$—	$—	$48,752	$(514)
Collateralized mortgage obligations	9,275	(26)	—	—	9,275	(26)
Mortgage-backed securities	14,183	(122)	—	—	14,183	(122)
Collateralized loan obligations	14,667	(206)	32,026	(912)	46,693	(1,118)
	$86,877	$(868)	$32,026	$(912)	$118,903	$(1,780)
As of December 31, 2021, securities available for sale with unrealized losses included 43 state and political subdivisions, 31 collateralized mortgage obligations, 19 mortgage-backed securities, three collateralized loan obligations and four corporate notes. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At December 31, 2021, the Company only owned collateralized loan obligations that were rated AAA or AA. The Company believes the unrealized losses on securities available for sale as of December 31, 2021 were due to market conditions rather than reduced estimated cash flows. At December 31, 2021, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company does not consider these securities to have other than temporary impairment as of December 31, 2021.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2021 and 2020.

	2021	2020
Commercial	$492,815	$603,599
Real estate:
Construction, land and land development	359,258	236,093
1-4 family residential first mortgages	66,216	58,912
Home equity	8,422	9,444
Commercial	1,530,218	1,373,007
Consumer and other	3,797	5,694
	2,460,726	2,286,749
Net unamortized fees and costs	(4,530)	(6,174)
	$2,456,196	$2,280,575
Included in commercial loans at December 31, 2021 and 2020, were $22,206 and $180,757, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

The loan portfolio included $1,719,109 and $1,605,525 of fixed-rate loans and $741,617 and $681,224 of variable-rate loans as of December 31, 2021 and 2020, respectively.

Real estate loans of approximately $1,190,000 and $1,010,000 were pledged as security for FHLB advances as of December 31, 2021 and 2020, respectively.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2021 or 2020. Loan transactions with related parties were as follows for the years ended December 31, 2021 and 2020.

	2021	2020
Balance, beginning of year	$119,600	$133,661
New loans	35,450	6,170
Repayments	(11,282)	(6,909)
Effect of change in composition of related parties	—	(13,322)
Balance, end of year	$143,768	$119,600

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	349	349	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	349	349	—	377	377	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	8,599	8,599	2,500	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
	8,599	8,599	2,500	15,817	15,817	3,000
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	349	349	—	377	377	—
Home equity	—	—	—	—	—	—
Commercial	8,599	8,599	2,500	15,817	15,817	3,000
Consumer and other	—	—	—	—	—	—
Total impaired loans	$8,948	$8,948	$2,500	$16,194	$16,194	$3,000

The balance of impaired loans was composed of loans to the same two borrowers as of both December 31, 2021 and 2020. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2021, 2020 and 2019.

	December 31, 2021		December 31, 2020		December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$42	$2	$687	$39
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	363	—	392	5	73	6
Home equity	—	—	2	—	34	2
Commercial	—	—	3,659	17	384	22
Consumer and other	—	—	—	—	—	—
	363	—	4,095	24	1,178	69
With an allowance recorded:
Commercial		—	339	—	7	—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	13,002	—	1,217	—	58	6
Consumer and other	—	—	—	—	—	—
	13,002	—	1,556	—	65	6
Total:
Commercial	—	—	381	2	694	39
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	363	—	392	5	73	6
Home equity	—	—	2	—	34	2
Commercial	13,002	—	4,876	17	442	28
Consumer and other	—	—	—	—	—	—
Total impaired loans	$13,365	$—	$5,651	$24	$1,243	$75
Interest income forgone on impaired loans was $534, $235 and $25, respectively, during the years ended December 31, 2021, 2020 and 2019.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2021 and 2020.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$492,815	$—	$492,815
Real estate:
Construction, land and
land development	—	—	—	—	359,258	—	359,258
1-4 family residential
first mortgages	—	—	—	—	65,867	349	66,216
Home equity	—	—	—	—	8,422	—	8,422
Commercial	—	—	—	—	1,521,619	8,599	1,530,218
Consumer and other	—	—	—	—	3,797	—	3,797
Total	$—	$—	$—	$—	$2,451,778	$8,948	$2,460,726

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$18	$—	$—	$18	$603,581	$—	$603,599
Real estate:
Construction, land and
land development	—	—	—	—	236,093	—	236,093
1-4 family residential
first mortgages	—	—	—	—	58,535	377	58,912
Home equity	—	—	—	—	9,444	—	9,444
Commercial	—	—	—	—	1,357,190	15,817	1,373,007
Consumer and other	—	—	—	—	5,694	—	5,694
Total	$18	$—	$—	$18	$2,270,537	$16,194	$2,286,749

TDR loans totaled $8,599 and $0 as of December 31, 2021 and December 31, 2020, respectively, and were included in the nonaccrual category. There were six loan modifications related to one borrower considered to be TDR that occurred during the year ended December 31, 2021. The modifications included significant payment delays. A specific reserve of $2,500 and $3,000 related to these loans was recorded at December 31, 2021 and December 31, 2020, respectively. There were no loan modifications considered to be TDR that occurred during the years ended December 31, 2020 and 2019. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2021, 2020 and 2019, totaled $14,044, $0 and $0, respectively.

There were no TDR loans that have been modified within the twelve months ended December 31, 2021, 2020 and 2019 that have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension only applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and could not be applied to modifications that were not related to the COVID-19 pandemic. If elected, this temporary suspension applied to eligible modifications executed during the period beginning on March 1, 2020 and, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, ending on January 1, 2022. In 2020, federal banking regulators in consultation with FASB issued interagency statements that included similar guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic that provided that short-term modifications and additional accommodations made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not TDRs.

At December 31, 2021, there were no COVID-19-related loan modifications. At December 31, 2020, COVID-19-related loan modifications totaled $139,940. The modifications primarily included a deferral of principal and/or interest payments. Modified loans continued to accrue interest and were evaluated for past due status based on the revised payment terms, except for one borrower relationship classified as impaired. All COVID-19-related modifications expired during 2021 and these loans returned to regular payment status.

The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2021 and 2020.

	December 31, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$492,545	$270	$—	$—	$492,815
Real estate:
Construction, land and land development	359,203	55	—	—	359,258
1-4 family residential first mortgages	65,596	156	464	—	66,216
Home equity	8,422	—	—	—	8,422
Commercial	1,458,075	63,544	8,599	—	1,530,218
Consumer and other	3,797	—	—	—	3,797
Total	$2,387,638	$64,025	$9,063	$—	$2,460,726

	December 31, 2020
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$601,806	$992	$801	$—	$603,599
Real estate:
Construction, land and land development	236,035	58	—	—	236,093
1-4 family residential first mortgages	57,680	609	623	—	58,912
Home equity	9,113	331	—	—	9,444
Commercial	1,331,780	24,725	16,502	—	1,373,007
Consumer and other	5,694	—	—	—	5,694
Total	$2,242,108	$26,715	$17,926	$—	$2,286,749

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

The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2021, 2020 and 2019.

	2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	404	—	2	4	13	5	428
Provision (1)	(346)	1,012	(23)	(27)	(2,082)	(34)	(1,500)
Ending balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

	2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	103	—	72	4	12	11	202
Provision (1)	740	259	72	(16)	10,958	(13)	12,000
Ending balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436

	2019
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,508	$2,384	$250	$171	$10,301	$75	$16,689
Charge-offs	(452)	—	—	—	—	—	(452)
Recoveries	290	—	14	74	12	8	398
Provision (1)	529	(9)	(48)	(118)	252	(6)	600
Ending balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
(1)The negative provisions for the various segments are either related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2021 and 2020.

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,776	3,646	339	91	16,966	46	25,864
Total	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$3,000	$—	$3,000
Collectively evaluated for impairment	4,718	2,634	360	114	18,535	75	26,436
Total	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2021 and 2020.

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$349	$—	$8,599	$—	$8,948
Collectively evaluated for impairment	492,815	359,258	65,867	8,422	1,521,619	3,797	2,451,778
Total	$492,815	$359,258	$66,216	$8,422	$1,530,218	$3,797	$2,460,726

	December 31, 2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$377	$—	$15,817	$—	$16,194
Collectively evaluated for impairment	603,599	236,093	58,535	9,444	1,357,190	5,694	2,270,555
Total	$603,599	$236,093	$58,912	$9,444	$1,373,007	$5,694	$2,286,749

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2021 and 2020.

	2021	2020
Land	$6,117	$5,427
Buildings	21,423	14,287
Right-of-use assets under operating leases	5,730	7,463
Leasehold improvements	3,683	3,996
Furniture and equipment	9,094	8,808
	46,047	39,981
Accumulated depreciation	(11,479)	(10,904)
	$34,568	$29,077

Note 6. Operating Leases

The Company leases real estate for its main office, eight branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2023 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining lives of the lease terms used in the measurement of the operating lease liability were 6.8 years and 7.1 years as of December 31, 2021 and 2020, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of this accounting standard and as of the lease commencement date for leases entered into subsequent to January 1, 2019. The weighted average discount rates used in the measurement of the operating lease liabilities were 3.26 percent and 3.20 percent as of December 31, 2021 and 2020, respectively.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $5,938 and $7,686 were included in other liabilities as of December 31, 2021 and 2020, respectively. Rent expense related to these leases was $1,958, $1,673 and $1,630, for the years ended December 31, 2021, 2020 and 2019, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2021.

2022	$1,431
2023	1,413
2024	857
2025	588
2026	503
Thereafter	1,882
Total lease payments	6,674
Less: present value discount	(736)
Present value of lease liabilities	$5,938

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2021.

2022	$174,005
2023	14,874
2024	4,461
2025	1,120
2026	2,531
$196,991

Note 8. Subordinated Notes

On July 18, 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2021, the interest rate was 3.27 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2021, including amortization of issuance costs, was 3.33 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures were reported net of unamortized debt issuance costs of $154 and $167 as of December 31, 2021 and 2020, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate of 4.81 percent. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as additional Tier 1 capital of the Company for regulatory purposes.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 9. Federal Home Loan Bank and Other Borrowings

The Company had fixed-rate FHLB advances totaling $125,000 and $175,000 as of December 31, 2021 and December 31, 2020, respectively. The weighted average contractual rates on these advances were 0.32 percent and 0.35 percent as of December 31, 2021 and December 31, 2020, respectively, while the weighted average effective rate for these advances were 2.09 percent and 2.27 percent as of December 31, 2021 and December 31, 2020, respectively. The effective interest rate on these advances includes adjustments for discount amortization and interest rate swaps, if applicable. Fixed-rate advances are short-term advances with maturities of one to three months. The Company has interest rate swaps related to the interest cash flows of these rolling short-term FHLB advances. See Note 11 for additional information on interest rate swaps hedging FHLB advances.

Previous long-term FHLB advances had modification-related discounts being amortized and recognized as interest expense over the terms of those advances. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0, $635 and $1,486, respectively, of interest expense related to the discount.

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $556,000 at the FHLB as of December 31, 2021.

As of December 31, 2021, West Bank had arrangements that would allow it to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2021, there were no amounts outstanding under these arrangements. West Bank also pledges securities as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2021, approximately $16,258 of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were no balances outstanding at December 31, 2021.

Note 10. Long-Term Debt

On December 15, 2021, the Company entered into a credit agreement with a commercial bank and borrowed $40,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining outstanding balance of $5,500. The additional borrowings were used to make a capital injection into the Company’s subsidiary, West Bank. Interest under the term note is payable quarterly over five years with the first payment due February 2022. Required quarterly principal payments of $1,250 begin May 2023, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which totaled 2.25 percent as of December 31, 2021. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding balance was $40,000 as of December 31, 2021. The note is secured by 100 percent of West Bank’s stock. The prior note that was replaced by this credit agreement had an outstanding balance of $10,000 as of December 31, 2020.

West Bank’s special purpose subsidiary has a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of one percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2021 and 2020.

Future required principal payments for long-term debt as of December 31, 2021 are shown in the table below.

2022	$35
2023	3,750
2024	5,000
2025	5,000
2026	5,446
Thereafter	32,290
$51,521

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $255,000 and $305,000 at December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also, as of December 31, 2021, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from AOCI and recorded in noninterest income at termination.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The table below identifies the balance sheet category and fair values of the Company’s derivative instruments as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Cash Flow Hedges:
Gross notional amount	$255,000	$305,000
Fair value in other liabilities	(7,517)	(23,848)
Weighted-average floating rate received	0.39%	0.38%
Weighted-average fixed rate paid	2.09%	2.17%
Weighted-average maturity in years	4.2	5.0

Non-Hedging Derivatives:
Gross notional amount	$172,008	$167,752
Fair value in other assets	3,887	492
Fair value in other liabilities	(3,887)	(492)

The following table identifies the pretax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Pre-tax gain (loss) recognized in other comprehensive income	$8,047	$(22,278)	$(7,355)
Reclassification from AOCI into income:
(Increase) decrease in interest expense	$(4,684)	$(4,187)	$142
Decrease in noninterest income, swap termination fees	(3,600)	—	—

The Company estimates there will be approximately $4,337 reclassified from accumulated other comprehensive income to interest expense through December 31, 2022 related to cash flow hedges. The Company will continue to assess the effectiveness of hedges on a quarterly basis.
The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of December 31, 2021 and 2020, the Company pledged $4,500 and $24,100, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. The interest rate swap product with the borrowers is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. Income tax returns for the years 2018 through 2021 remain open to examination by federal and state taxing authorities. No material income tax related interest or penalties were recognized during the years ended December 31, 2021, 2020 or 2019.

The following table shows the components of income taxes for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Current:
Federal	$9,789	$8,773	$5,112
State	3,430	2,921	1,973
Deferred:
Federal	44	(2,564)	(17)
State	38	(461)	(16)
Income taxes	$13,301	$8,669	$7,052
Total income taxes for the years ended December 31, 2021, 2020 and 2019 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, as shown in the following table.

	2021		2020		2019
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$13,211	21.0%	$8,690	21.0%	$7,506	21.0%
State income tax expense, net of
federal income tax benefit	2,747	4.4	1,846	4.5	1,543	4.3
Tax-exempt interest income	(1,091)	(1.7)	(647)	(1.6)	(804)	(2.2)
Nondeductible interest expense to
own tax-exempt securities	141	0.2	88	0.2	183	0.5
Tax-exempt increase in cash value of
life insurance and gains	(194)	(0.3)	(125)	(0.3)	(135)	(0.4)
Stock compensation	(195)	(0.3)	97	0.2	(13)	—
Federal income tax credits	(1,368)	(2.2)	(1,239)	(3.0)	(1,265)	(3.5)
Other, net	50	0.1	(41)	(0.1)	37	0.1
Income taxes	$13,301	21.2%	$8,669	20.9%	$7,052	19.8%

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Net deferred tax assets consisted of the following components as of December 31, 2021 and 2020.

	2021	2020
Deferred tax assets:
Allowance for loan losses	$7,176	$7,418
Net unrealized losses on securities available for sale	1,701	—
Net unrealized losses on interest rate swaps	1,903	6,010
Lease liabilities	1,502	1,919
Accrued expenses	395	352
Restricted stock unit compensation	821	763
State net operating loss carryforward	1,276	1,197
Other	139	37
	14,913	17,696
Deferred tax liabilities:
Right-of-use assets	1,450	1,863
Deferred loan costs	247	256
Net unrealized gains on securities available for sale	—	2,019
Premises and equipment	809	801
Other	312	271
	2,818	5,210
Net deferred tax assets before valuation allowance	12,095	12,486
Valuation allowance for deferred tax assets	(1,276)	(1,197)
Net deferred tax assets	$10,819	$11,289
As of December 31, 2021, the Company had approximately $31,905 of Iowa net operating loss carryforwards available to offset future Iowa taxable income. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. Iowa net operating loss carryforwards of $27 expired in 2021 and the remainder will expire thereafter.

Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2021 Equity Incentive Plan (the 2021 Plan) was approved by the stockholders in April 2021. The 2021 Plan replaced the West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan). Upon approval of the 2021 Plan, the 2017 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2017 Plan will continue pursuant to their terms and provisions. The 2021 and 2017 Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2021 Plan and the type and amount of any such awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Under the terms of the 2021 Plan, the Company may grant a total of 625,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2021, 612,000 shares of the Company’s common stock remained available for future awards under the 2021 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Under the 2021 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2021 under the 2021 and 2017 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2021 and 2017 Plans. RSUs granted to employees prior to 2021 vest 20 percent per year over a five year period, and RSUs granted to directors vest after one year. In 2021, the Company granted time-based and performance-based RSU awards. The time-based RSU awards granted to employees vest 20 percent per year over a five year period and have a one year post-vesting holding period. The time-based RSU awards granted to directors vest after one year and have a one year post-vesting holding period. The performance based RSU awards granted to employees cliff vest at the end of a three year performance period based upon the Company meeting certain performance metrics and have a one year post-vesting holding period.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2021, 2020 and 2019.

	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	390,265	$19.35	380,600	$21.52	354,350	$22.13
Granted	156,000	21.61	147,465	15.38	154,000	20.00
Vested	(135,965)	19.65	(137,800)	21.09	(127,750)	21.38
Forfeited	(1,500)	31.37	—	—	—	—
Nonvested shares, ending balance	408,800	$20.07	390,265	$19.35	380,600	$21.52
The fair value of RSU awards that vested during 2021, 2020 and 2019 was $3,280, $2,150 and $2,540, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $2,573, $2,312 and $2,993 for the years ended December 31, 2021, 2020 and 2019, respectively. The tax benefit related to vesting of RSUs totaled $233 and $15 for the years ended December 31, 2021 and 2019, respectively. The tax expense related to the vesting of RSUs totaled $116 for the year ended December 31, 2020. As of December 31, 2021, there was $3,680 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.6 years.

Note 14. 401(k) Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees. Matching and discretionary contributions are determined annually by the Board of Directors. The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the years ended December 31, 2021, 2020 and 2019. Total matching and discretionary contribution expense for the years ended December 31, 2021, 2020 and 2019, totaled $1,319, $1,256 and $1,107, respectively.

As of December 31, 2021 and 2020, the plan held 336,948 and 340,047 shares, respectively, of the Company’s common stock. These shares are included in the computation of earnings per share. Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2021, 2020 and 2019.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2018	$(8,123)	$1,309	$(6,814)
Other comprehensive income (loss) before reclassifications	9,115	(5,517)	3,598
Amounts reclassified from accumulated other
comprehensive income	65	(110)	(45)
Net current period other comprehensive income (loss)	9,180	(5,627)	3,553
Balance, December 31, 2019	1,057	(4,318)	(3,261)
Other comprehensive income (loss) before reclassifications	4,994	(16,653)	(11,659)
Amounts reclassified from accumulated other
comprehensive income	(57)	3,131	3,074
Net current period other comprehensive income (loss)	4,937	(13,522)	(8,585)
Balance, December 31, 2020	5,994	(17,840)	(11,846)
Other comprehensive income (loss) before reclassifications	(10,977)	6,032	(4,945)
Amounts reclassified from accumulated other
comprehensive income	(38)	6,192	6,154
Net current period other comprehensive income (loss)	(11,015)	12,224	1,209
Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements. The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2021.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s and West Bank’s capital ratios are presented in the following table as of December 31, 2021 and 2020.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$319,329	10.89%	$234,670	8.00%	$308,004	10.50%	$293,337	10.00%
West Bank	354,846	12.10%	234,621	8.00%	307,941	10.50%	293,277	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	290,965	9.92%	176,002	6.00%	249,337	8.50%	234,670	8.00%
West Bank	326,482	11.13%	175,966	6.00%	249,284	8.50%	234,621	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	270,965	9.24%	132,002	4.50%	205,336	7.00%	190,669	6.50%
West Bank	326,482	11.13%	131,975	4.50%	205,294	7.00%	190,630	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	290,965	8.49%	137,065	4.00%	137,065	4.00%	171,331	5.00%
West Bank	326,482	9.53%	137,011	4.00%	137,011	4.00%	171,264	5.00%

As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)
Consolidated	$284,977	11.45%	$199,092	8.00%	$261,308	10.50%	$248,865	10.00%
West Bank	290,677	11.69%	198,995	8.00%	261,181	10.50%	248,744	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	255,541	10.27%	149,319	6.00%	211,535	8.50%	199,092	8.00%
West Bank	261,241	10.50%	149,246	6.00%	211,431	8.50%	198,995	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	235,541	9.46%	111,989	4.50%	174,205	7.00%	161,762	6.50%
West Bank	261,241	10.50%	111,935	4.50%	174,120	7.00%	161,683	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	255,541	8.66%	118,053	4.00%	118,053	4.00%	147,567	5.00%
West Bank	261,241	8.86%	117,946	4.00%	117,946	4.00%	147,433	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2021, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s tangible common equity ratio was 7.44 percent and 7.02 percent at December 31, 2021 and 2020, respectively. The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2021 and 2020, the Company had no intangible assets or preferred stock.

Note 17. Commitments and Contingencies

Required reserve balances:  Prior to March 26, 2020, West Bank was required to maintain an average reserve balance with the Federal Reserve Bank. On March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement was reduced to zero, and remained at zero as of December 31, 2021.

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following approximate amounts as of December 31, 2021 and 2020.

	2021	2020
Commitments to fund real estate construction loans	$294,580	$271,280
Other commitments to extend credit	585,678	561,310
Standby letters of credit	17,391	23,295
	$897,649	$855,885

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year. Commitments to extend credit of approximately $181,016 at December 31, 2021, expire beyond one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary. In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment. The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above. If the commitment is funded, West Bank would be entitled to seek recovery from the customer. At December 31, 2021 and 2020, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. The outstanding balance of mortgage loans sold under the MPF Program was $31,552 and $43,847 at December 31, 2021 and 2020, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $3,986 and $3,505 as of December 31, 2021 and 2020, respectively.

During 2020, the Company began construction on a new office in Sartell, Minnesota, which had a remaining commitment of $1,578 and $8,324 as of December 31, 2021 and December 31, 2020, respectively.

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

Note 18. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. The Company’s balance sheet contains securities available for sale and derivative instruments that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

    Level 1 uses quoted market prices in active markets for identical assets or liabilities.

    Level 2 uses observable market-based inputs or unobservable inputs that are corroborated by market data.

    Level 3 uses unobservable inputs that are not corroborated by market data.

The Company’s policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during 2021 or 2020.

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

Management obtains the fair value of securities at the end of each reporting period via a third-party pricing service. Management reviewed the valuation process used by the third party and believed that process was valid. On a quarterly basis, management corroborates the fair values of a randomly selected sample of securities by obtaining pricing from an independent financial market data provider and compares the two sets of fair values. Any significant variances are reviewed and investigated. For a sample of securities, the fair values are further validated by management, by obtaining details of the inputs used by the pricing service. Those inputs were independently tested, and management concluded the fair values were consistent with GAAP requirements and the securities were properly classified in the fair value hierarchy.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2021 and 2020.

	2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$232,447	$—	$232,447	$—
Collateralized mortgage obligations	320,773	—	320,773	—
Mortgage-backed securities	155,060	—	155,060	—
Collateralized loan obligations	37,782	—	37,782	—
Corporate notes	12,760	—	12,760	—
Derivative instrument, interest rate swaps	3,887	—	3,887	—

Financial liabilities:
Derivative instrument, interest rate swaps	$11,404	$—	$11,404	$—

	2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$144,332	$—	$144,332	$—
Collateralized mortgage obligations	140,962	—	140,962	—
Mortgage-backed securities	83,523	—	83,523	—
Collateralized loan obligations	51,754	—	51,754	—
Derivative instrument, interest rate swaps	492	—	492	—

Financial liabilities:
Derivative instrument, interest rate swaps	$24,340	$—	$24,340	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $6,099 and $12,817 for which a fair value adjustment was recorded were classified as Level 3 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, impaired loans with a carrying value of $8,599 were reduced by a specific reserve of $2,500, resulting in a reported fair value of $6,099. As of December 31, 2020, impaired loans with a carrying value of $15,817 were reduced by a specific reserve of $3,000, resulting in a reporting fair value of $12,817.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis.

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs
December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal adjustment	7% selling costs

GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2021 and 2020.

	December 31, 2021
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,555	$17,555	$17,555	$—	$—
Federal funds sold	175,270	175,270	175,270	—	—
Securities available for sale	758,822	758,822	—	758,822	—
Federal Home Loan Bank stock	9,965	9,965	9,965	—	—
Loans, net	2,427,832	2,453,081	—	2,446,982	6,099
Accrued interest receivable	8,890	8,890	8,890	—	—
Interest rate swaps	3,887	3,887	—	3,887	—
Financial liabilities:
Deposits	$3,016,005	$3,016,305	$—	$3,016,305	$—
Federal funds purchased	2,880	2,880	2,880	—	—
Subordinated notes, net	20,465	17,122	—	17,122	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	51,521	51,521	—	51,521	—
Accrued interest payable	519	519	519	—	—
Interest rate swaps	11,404	11,404	—	11,404	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2021 and 2020
	2021	2020
ASSETS
Cash	$4,646	$4,463
Investment in West Bank	316,150	250,481
Investment in West Bancorporation Capital Trust I	619	619
Other assets	28	128
Total assets	$321,443	$255,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$650	$1,544
Subordinated notes, net	20,465	20,452
Long-term debt	40,000	10,000
Total liabilities	61,115	31,996
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	30,183	28,823
Retained earnings	237,782	203,718
Accumulated other comprehensive loss	(10,637)	(11,846)
Total stockholders’ equity	260,328	223,695
Total liabilities and stockholders’ equity	$321,443	$255,691

Statements of Income
Years Ended December 31, 2021, 2020 and 2019
	2021	2020	2019
Operating income:
Equity in net income of West Bank	$50,880	$34,069	$30,205
Equity in net income of West Bancorporation Capital Trust I	21	25	35
Other income	—	3	—
Total operating income	50,901	34,097	30,240
Operating expenses:
Interest on subordinated notes	1,008	1,016	1,022
Interest on long-term debt	201	283	519
Other expenses	542	550	498
Total operating expenses	1,751	1,849	2,039
Income before income taxes	49,150	32,248	28,201
Income tax benefits	(457)	(464)	(489)
Net income	$49,607	$32,712	$28,690

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$49,607	$32,712	$28,690
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(50,880)	(34,069)	(30,205)
Equity in net income of West Bancorporation Capital Trust I	(21)	(25)	(35)
Dividends received from West Bank	21,500	16,800	19,200
Dividends received from West Bancorporation Capital Trust I	21	25	35
Amortization	13	13	13
Deferred income taxes	1	2	43
Change in assets and liabilities:
Increase (decrease) in other assets	(20)	(3)	28
Increase (decrease) in accrued expenses and other liabilities	5	(49)	(20)
Net cash provided by operating activities	20,226	15,406	17,749
Cash Flows from Investing Activities:
Capital contribution to West Bank	(34,500)	—	—
Net cash used in investing activities	(34,500)	—	—
Cash Flows from Financing Activities:
Proceeds from long-term debt	34,500	—	—
Principal payments on long-term debt	(4,500)	(1,250)	(4,000)
Common stock cash dividends	(15,543)	(13,815)	(13,578)
Net cash provided by (used in) financing activities	14,457	(15,065)	(17,578)
Net increase in cash	183	341	171
Cash:
Beginning	4,463	4,122	3,951
Ending	$4,646	$4,463	$4,122

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 20. Selected Quarterly Financial Data (unaudited)

	2021
Three months ended	March 31	June 30	September 30	December 31
Interest income	$26,310	$25,821	$27,485	$27,664
Interest expense	3,189	2,971	2,999	3,062
Net interest income	23,121	22,850	24,486	24,602
Provision for loan losses	500	(2,000)	—	—
Net interest income after provision for loan losses	22,621	24,850	24,486	24,602
Noninterest income	2,465	2,515	2,401	2,348
Noninterest expense	10,271	10,526	10,712	11,871
Income before income taxes	14,815	16,839	16,175	15,079
Income taxes	3,063	3,600	3,469	3,169
Net income	$11,752	$13,239	$12,706	$11,910

Basic earnings per common share	$0.71	$0.80	$0.77	$0.72
Diluted earnings per common share	$0.70	$0.79	$0.76	$0.71

	2020
Three months ended	March 31	June 30	September 30	December 31
Interest income	$25,220	$24,657	$24,610	$25,746
Interest expense	6,756	3,910	3,478	3,256
Net interest income	18,464	20,747	21,132	22,490
Provision for loan losses	1,000	3,000	4,000	4,000
Net interest income after provision for loan losses	17,464	17,747	17,132	18,490
Noninterest income	2,520	1,775	3,203	2,104
Noninterest expense	9,663	9,417	10,059	9,915
Income before income taxes	10,321	10,105	10,276	10,679
Income taxes	2,232	2,136	2,176	2,125
Net income	$8,089	$7,969	$8,100	$8,554

Basic earnings per common share	$0.49	$0.48	$0.49	$0.52
Diluted earnings per common share	$0.49	$0.48	$0.49	$0.52

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2021 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

West Bancorporation, Inc. and Subsidiary

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 10, 2022, and is incorporated herein by reference.

Code of Ethics

We have a Code of Conduct in place that applies to all of our directors, officers and employees. The Code of Conduct sets forth the standard of ethics that we expect all of our directors, officers and employees to follow, including our Chief Executive Officer and Chief Financial Officer. The Code of Conduct may be viewed on the Company’s website (www.westbankstrong.com) under Investor Relations — Overview — Corporate Governance. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct with respect to our Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on our website.

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2023 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 10, 2022, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Steven T. Schuler, Chair, James W. Noyce and Therese M. Vaughan. The Board of Directors has determined that Mr. Schuler, Mr. Noyce and Dr. Vaughan are audit committee financial experts. The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402 and Item 407(e)(4) of Regulation S-K can be found under the captions “Governance and Board of Directors— Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 10, 2022, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2021 annual meeting of stockholders, the West Bancorporation, Inc. 2021 Equity Incentive Plan (2021 Plan) was adopted by the Board of Directors and approved by our stockholders. The prior 2017 Equity Incentive Plan (2017 Plan) was frozen with respect to future grants upon approval of the 2021 Plan. At the time the 2017 Plan was frozen, 196,535 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2017 Plan will remain subject to the 2017 Plan as long as they remain outstanding. Under the terms of the 2021 Plan, the Company may grant a total of 625,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Additional information regarding our equity incentive plans is presented in “Note 13. Stock Compensation Plans” in the notes to the consolidated financial statements pursuant to Item 8. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2021.

West Bancorporation, Inc. and Subsidiary

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	408,800	—	612,000	`(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	408,800	—	612,000
(1)Includes the West Bancorporation, Inc. 2017 Equity Incentive Plan approved by stockholders on April 27, 2017, and the West Bancorporation, Inc. 2021 Equity Incentive Plan approved by stockholders on April 29, 2021.
(2)Reflects the number of shares available for issuance under the West Bancorporation, Inc. 2021 Equity Incentive Plan as nonqualified and incentive stock options, stock appreciation rights and stock awards.

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Changes in Control” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be as filed with the SEC on or before March 10, 2022, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 10, 2022, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Proposal 3. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 10, 2022, and is incorporated herein by reference. The PCAOB ID Number for our Independent Registered Public Accounting Firm is 49.

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

3. Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-K on March 1, 2017)
3.2	Amended and Restated Bylaws of West Bancorporation, Inc. as of January 23, 2019 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on January 24, 2019)
4	Description of Capital Stock (incorporated herein by reference to Exhibit 4 filed with the Form 10-K on February 27, 2020)
10.1*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.2*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.3*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
10.4*
Transitional Employment Agreement dated May 27, 2021, between West Bancorporation, Inc. and Douglas R. Gulling (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on May 27, 2021)

10.5*	Employment Agreement dated April 29, 2021 between West Bancorporation, Inc. and Bradley P. Peters (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on April 30, 2021)
10.6*	Employment Agreement dated May 27, 2021 between West Bancorporation, Inc. and Jane M. Funk (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on May 27, 2021)
10.7*	West Bancorporation, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on October 29, 2012)
10.8*	West Bancorporation, Inc. Employee Savings and Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 6, 2014)
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
10.16*
Form of Nonqualified Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 filed with the Form S-8 on April 28, 2017)

10.17*
Form of Incentive Stock Option Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 filed with the Form S-8 on April 28, 2017)

10.18*
Form of Stock Appreciation Right Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 filed with the Form S-8 on April 28, 2017)

10.19*
Form of Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed with the Form 10-K on March 1, 2021)

10.20*
Form of Performance Based Restricted Stock Unit Award Agreement under the West Bancorporation, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed with the Form 10-K on March 1, 2021)

10.21	Amended and Restated Lease Agreement Dated February 20, 2018 (incorporated herein by reference to Exhibit 10.16 filed with the Form 10-K on March 1, 2018)
10.22*
West Bancorporation Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2021)

10.23*
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (with holding period) (incorporated herein by reference to Exhibit 4.4 filed with the Form S-8 on April 30, 2021)

10.24*
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Restricted Stock Unit Award Agreement (without holding period) (incorporated herein by reference to Exhibit 4.5 filed with the Form S-8 on April 30, 2021)

10.25*
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.6 filed with the Form S-8 on April 30, 2021)

10.26*
Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Cash-Settled Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.7 filed with the Form S-8 on April 30, 2021)

10.27*	Form of West Bancorporation, Inc. 2021 Equity Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.8 filed with the Form S-8 on April 30, 2021)
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

West Bancorporation, Inc. and Subsidiary

None.

West Bancorporation, Inc. and Subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

February 24, 2022	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2022	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 24, 2022	By:	/s/ Jane M. Funk
Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

BOARD OF DIRECTORS

February 24, 2022	By:	/s/ James W. Noyce
James W. Noyce
Chairman of the Board

February 24, 2022	By:	/s/ Patrick J. Donovan
Patrick J. Donovan

February 24, 2022	By:	/s/ Lisa J. Elming
Lisa J. Elming

February 24, 2022	By:	/s/ Steven K. Gaer
Steven K. Gaer

February 24, 2022	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

West Bancorporation, Inc. and Subsidiary

February 24, 2022	By:	/s/ Douglas R. Gulling
Douglas R. Gulling

February 24, 2022	By:	/s/ Sean P. McMurray
Sean P. McMurray

February 24, 2022	By:	/s/ George D. Milligan
George D. Milligan

February 24, 2022	By:	/s/ Steven T. Schuler
Steven T. Schuler

February 24, 2022	By:	/s/ Therese M. Vaughan
Therese M. Vaughan

February 24, 2022	By:	/s/ Philip Jason Worth
Philip Jason Worth