Form 10-Q
period 2022-03-31
WEST BANCORPORATION INC
filed 2022-04-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Yes  ☐                      No  ☒

As of April 27, 2022, there were 16,631,413 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$21,896	$17,555
Federal funds sold	122,359	175,270
Cash and cash equivalents	144,255	192,825
Securities available for sale, at fair value	797,912	758,822
Federal Home Loan Bank stock, at cost	10,269	9,965
Loans	2,485,366	2,456,196
Allowance for loan losses	(27,623)	(28,364)
Loans, net	2,457,743	2,427,832
Premises and equipment, net	40,898	34,568
Accrued interest receivable	10,083	8,890
Bank-owned life insurance	43,836	43,609
Deferred tax assets, net	20,877	10,819
Other assets	21,196	12,871
Total assets	$3,547,069	$3,500,201

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$710,697	$720,136
Interest-bearing demand	554,235	548,242
Savings	1,632,690	1,550,636
Time of $250 or more	46,486	53,019
Other time	147,144	143,972
Total deposits	3,091,252	3,016,005
Federal funds purchased	—	2,880
Subordinated notes, net	20,468	20,465
Federal Home Loan Bank advances	125,000	125,000
Long-term debt	51,486	51,521
Accrued expenses and other liabilities	22,383	24,002
Total liabilities	3,310,589	3,239,873
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,631,413 and 16,554,846 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,000	3,000
Additional paid-in capital	29,421	30,183
Retained earnings	246,827	237,782
Accumulated other comprehensive loss	(42,768)	(10,637)
Total stockholders' equity	236,480	260,328
Total liabilities and stockholders' equity	$3,547,069	$3,500,201

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Interest income:
Loans, including fees	$23,286	$24,038
Securities:
Taxable	2,889	1,645
Tax-exempt	858	558
Federal funds sold	82	69
Total interest income	27,115	26,310
Interest expense:
Deposits	2,151	1,877
Federal funds purchased	—	1
Subordinated notes	248	249
Federal Home Loan Bank advances	630	983
Long-term debt	258	79
Total interest expense	3,287	3,189
Net interest income	23,828	23,121
Provision for loan losses	(750)	500
Net interest income after provision for loan losses	24,578	22,621
Noninterest income:
Service charges on deposit accounts	580	582
Debit card usage fees	472	442
Trust services	629	652
Increase in cash value of bank-owned life insurance	227	220
Realized securities gains, net	—	4
Other income	481	565
Total noninterest income	2,389	2,465
Noninterest expense:
Salaries and employee benefits	6,298	5,608
Occupancy	1,086	1,228
Data processing	624	602
FDIC insurance	337	404
Professional fees	217	283
Director fees	168	191
Other expenses	1,932	1,955
Total noninterest expense	10,662	10,271
Income before income taxes	16,305	14,815
Income taxes	3,121	3,063
Net income	$13,184	$11,752

Basic earnings per common share	$0.80	$0.71
Diluted earnings per common share	$0.78	$0.70
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$13,184	$11,752
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	(54,595)	(8,338)
Plus: reclassification adjustment for net gains realized in net income	—	(4)
Income tax benefit	13,813	2,102
Other comprehensive loss on securities	(40,782)	(6,240)
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during the period	10,536	7,763
Plus: reclassification adjustment for net losses realized in net income	1,045	4,970
Income tax expense	(2,930)	(3,208)
Other comprehensive income on derivatives	8,651	9,525
Total other comprehensive income (loss)	(32,131)	3,285
Comprehensive income (loss)	$(18,947)	$15,037

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	13,184	—	13,184
Other comprehensive loss, net of tax	—	—	—	—	—	(32,131)	(32,131)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,139)		(4,139)
Stock-based compensation costs	—	—	—	757	—	—	757
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	76,567	—	(1,519)	—	—	(1,519)
Balance, March 31, 2022	$—	16,631,413	$3,000	$29,421	$246,827	$(42,768)	$236,480

	Three Months Ended March 31, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	11,752	—	11,752
Other comprehensive income, net of tax	—	—	—	—	—	3,285	3,285
Cash dividends declared, $0.22 per common share	—	—	—	—	(3,623)	—	(3,623)
Stock-based compensation costs	—	—	—	633	—	—	633
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	71,109	—	(1,213)	—	—	(1,213)
Balance, March 31, 2021	$—	16,540,381	$3,000	$28,243	$211,847	$(8,561)	$234,529

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$13,184	$11,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(750)	500
Net amortization and accretion	666	382
Securities gains, net	—	(4)
Stock-based compensation	757	633
Increase in cash value of bank-owned life insurance	(227)	(220)
Depreciation	307	373
Provision for deferred income taxes	824	446
Change in assets and liabilities:
Increase in accrued interest receivable	(1,193)	(1,477)
(Increase) decrease in other assets	249	(2,883)
Increase in accrued expenses and other liabilities	1,702	5,547
Net cash provided by operating activities	15,519	15,049
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	18,775
Proceeds from maturities and calls of securities available for sale	25,730	18,577
Purchases of securities available for sale	(120,077)	(72,650)
Purchases of Federal Home Loan Bank stock	(384)	(856)
Proceeds from redemption of Federal Home Loan Bank stock	80	165
Net increase in loans	(29,161)	(23,352)
Purchases of premises and equipment	(6,951)	(963)
Net cash used in investing activities	(130,763)	(60,304)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	75,247	(18,901)
Net decrease in federal funds purchased	(2,880)	(1,315)
Principal payments on long-term debt	(35)	(639)
Common stock dividends paid	(4,139)	(3,623)
Restricted stock units withheld for payroll taxes	(1,519)	(1,213)
Net cash provided by (used in) financing activities	66,674	(25,691)
Net decrease in cash and cash equivalents	(48,570)	(70,946)
Cash and Cash Equivalents:
Beginning	192,825	396,435
Ending	$144,255	$325,489

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,218	$3,531
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2022 and December 31, 2021 and net income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2022 and 2021. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU improve the usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU No. 2016-13. It also enhances disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficult. Lastly, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.
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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2022 and 2021 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income	$13,184	$11,752

Weighted average common shares outstanding	16,561	16,475
Weighted average effect of restricted stock units outstanding	279	226
Diluted weighted average common shares outstanding	16,840	16,701

Basic earnings per common share	$0.80	$0.71
Diluted earnings per common share	$0.78	$0.70
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	18	67

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$244,668	$384	$(22,016)	$223,036
Collateralized mortgage obligations (1)	382,410	84	(24,717)	357,777
Mortgage-backed securities (1)	180,495	13	(14,397)	166,111
Collateralized loan obligations	37,907	—	(200)	37,707
Corporate notes	13,750	3	(472)	13,281
	$859,230	$484	$(61,802)	$797,912

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$231,903	$3,161	$(2,617)	$232,447
Collateralized mortgage obligations (1)	325,406	1,627	(6,260)	320,773
Mortgage-backed securities (1)	157,607	167	(2,714)	155,060
Collateralized loan obligations	37,880	59	(157)	37,782
Corporate notes	12,750	62	(52)	12,760
	$765,546	$5,076	$(11,800)	$758,822
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $286,672 and $295,961 as of March 31, 2022 and December 31, 2021, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of March 31, 2022, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2022
	Amortized Cost	Fair Value
Due after five years through ten years	$65,187	$63,263
Due after ten years	231,138	210,761
	296,325	274,024
Collateralized mortgage obligations and mortgage-backed securities	562,905	523,888
	$859,230	$797,912

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of securities available for sale for the three months ended March 31, 2022 and 2021 are summarized in the following table.

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$—	$18,775
Gross gains on sales	—	162
Gross losses on sales	—	158

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$164,711	$(16,085)	$34,130	$(5,931)	$198,841	$(22,016)
Collateralized mortgage obligations	336,765	(23,465)	10,131	(1,252)	346,896	(24,717)
Mortgage-backed securities	125,926	(10,227)	38,310	(4,170)	164,236	(14,397)
Collateralized loan obligations	37,707	(200)	—	—	37,707	(200)
Corporate notes	12,278	(472)	—	—	12,278	(472)
	$677,387	$(50,449)	$82,571	$(11,353)	$759,958	$(61,802)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$121,574	$(1,223)	$33,894	$(1,394)	$155,468	$(2,617)
Collateralized mortgage obligations	241,320	(6,149)	2,352	(111)	243,672	(6,260)
Mortgage-backed securities	140,168	(2,714)	—	—	140,168	(2,714)
Collateralized loan obligations	22,821	(157)	—	—	22,821	(157)
Corporate notes	4,198	(52)	—	—	4,198	(52)
	$530,081	$(10,295)	$36,246	$(1,505)	$566,327	$(11,800)

As of March 31, 2022, securities available for sale with unrealized losses included 75 state and political subdivision securities, 72 collateralized mortgage obligation securities, 25 mortgage-backed securities, six collateralized loan obligation securities and seven corporate notes. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At March 31, 2022, the Company only owned collateralized loan obligations that were AAA- or AA-rated. The Company believes the unrealized losses on securities available for sale as of March 31, 2022 were due to market interest rate conditions rather than reduced estimated cash flows. At March 31, 2022, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of March 31, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Commercial	$466,874	$492,815
Real estate:
Construction, land and land development	388,424	359,258
1-4 family residential first mortgages	65,978	66,216
Home equity	9,213	8,422
Commercial	1,555,001	1,530,218
Consumer and other	4,068	3,797
	2,489,558	2,460,726
Net unamortized fees and costs	(4,192)	(4,530)
	$2,485,366	$2,456,196

Included in commercial loans at March 31, 2022 and December 31, 2021, were $9,398 and $22,206, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $1,170,000 and $1,190,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2022 and December 31, 2021, respectively.

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

TDR loans totaled $8,458 and $8,599 as of March 31, 2022 and December 31, 2021 and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three months ended March 31, 2022 and 2021. A specific reserve of $2,500 related to TDR loans was recorded at March 31, 2022 and December 31, 2021. No TDR loans that were modified within the 12 months preceding March 31, 2022 and 2021 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	342	342	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	342	342	—	349	349	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	8,458	8,458	2,500	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	8,458	8,458	2,500	8,599	8,599	2,500
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	342	342	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	8,458	8,458	2,500	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	$8,800	$8,800	$2,500	$8,948	$8,948	$2,500
The balance of impaired loans at March 31, 2022 and December 31, 2021 was composed of two different borrowers. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	345	—	374	—
Home equity	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—
	345	—	374	—
With an allowance recorded:
Commercial	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	—	—	—	—
Home equity	—	—	—	—
Commercial	8,529	—	15,817	—
Consumer and other	—	—	—	—
	8,529	—	15,817	—
Total:
Commercial	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—
1-4 family residential first mortgages	345	—	374	—
Home equity	—	—	—	—
Commercial	8,529	—	15,817	—
Consumer and other	—	—	—	—
	$8,874	$—	$16,191	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$466,874	$—	$466,874
Real estate:
Construction, land and
land development	—	—	—	—	388,424	—	388,424
1-4 family residential
first mortgages	—	—	—	—	65,636	342	65,978
Home equity	—	—	—	—	9,213	—	9,213
Commercial	—	—	—	—	1,546,543	8,458	1,555,001
Consumer and other	—	—	—	—	4,068	—	4,068
Total	$—	$—	$—	$—	$2,480,758	$8,800	$2,489,558

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$492,815	$—	$492,815
Real estate:
Construction, land and
land development	—	—	—	—	359,258	—	359,258
1-4 family residential
first mortgages	—	—	—	—	65,867	349	66,216
Home equity	—	—	—	—	8,422	—	8,422
Commercial	—	—	—	—	1,521,619	8,599	1,530,218
Consumer and other	—	—	—	—	3,797	—	3,797
Total	$—	$—	$—	$—	$2,451,778	$8,948	$2,460,726

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$466,615	$259	$—	$—	$466,874
Real estate:
Construction, land and land development	388,370	54	—	—	388,424
1-4 family residential first mortgages	65,367	154	457	—	65,978
Home equity	9,213	—	—	—	9,213
Commercial	1,486,246	60,297	8,458	—	1,555,001
Consumer and other	4,068	—	—	—	4,068
Total	$2,419,879	$60,764	$8,915	$—	$2,489,558

	December 31, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$492,545	$270	$—	$—	$492,815
Real estate:
Construction, land and land development	359,203	55	—	—	359,258
1-4 family residential first mortgages	65,596	156	464	—	66,216
Home equity	8,422	—	—	—	8,422
Commercial	1,458,075	63,544	8,599	—	1,530,218
Consumer and other	3,797	—	—	—	3,797
Total	$2,387,638	$64,025	$9,063	$—	$2,460,726

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

The following tables detail the changes in the allowance for loan losses by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	—	—	—	—	—
Recoveries	4	—	1	1	3	—	9
Provision (1)	(72)	352	8	9	(1,052)	5	(750)
Ending balance	$4,708	$3,998	$348	$101	$18,417	$51	$27,623

	Three Months Ended March 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	67	—	1	1	3	—	72
Provision (1)	(167)	109	69	(25)	519	(5)	500
Ending balance	$4,618	$2,743	$430	$90	$22,057	$70	$30,008
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of March 31, 2022 and December 31, 2021.

	March 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,708	3,998	348	101	15,917	51	25,123
Total	$4,708	$3,998	$348	$101	$18,417	$51	$27,623

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,776	3,646	339	91	16,966	46	25,864
Total	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of March 31, 2022 and December 31, 2021.

	March 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$342	$—	$8,458	$—	$8,800
Collectively evaluated for impairment	466,874	388,424	65,636	9,213	1,546,543	4,068	2,480,758
Total	$466,874	$388,424	$65,978	$9,213	$1,555,001	$4,068	$2,489,558

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$349	$—	$8,599	$—	$8,948
Collectively evaluated for impairment	492,815	359,258	65,867	8,422	1,521,619	3,797	2,451,778
Total	$492,815	$359,258	$66,216	$8,422	$1,530,218	$3,797	$2,460,726

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $255,000 at March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also as of March 31, 2022, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from accumulated other comprehensive income (AOCI) and recorded in noninterest income at termination.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Cash Flow Hedges:
Gross notional amount	$255,000	$255,000
Fair value in other assets	4,065	—
Fair value in other liabilities	—	(7,517)
Weighted-average floating rate received	0.66%	0.39%
Weighted-average fixed rate paid	2.09%	2.09%
Weighted-average maturity in years	3.9	4.2

Non-Hedging Derivatives:
Gross notional amount	$170,992	$172,008
Fair value in other assets	8,396	3,887
Fair value in other liabilities	(8,396)	(3,887)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Pre-tax gain recognized in other comprehensive income	$10,536	$7,763
Reclassification from AOCI into income:
Increase in interest expense	$(1,045)	$(1,370)
Decrease in noninterest income, swap termination fees	—	(3,600)

The Company estimates there will be approximately $3,651 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending March 31, 2023 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of March 31, 2022 and December 31, 2021, the Company pledged $0 and $4,500, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. As of March 31, 2022 and December 31, 2021, the Company's counterparties pledged $12,580 and $0, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$6,988	$7,176
Net unrealized losses on securities available for sale	15,514	1,701
Net unrealized losses on interest rate swaps	—	1,903
Lease liabilities	1,423	1,502
Accrued expenses	235	395
Restricted stock unit compensation	465	821
State net operating loss carryforward	1,296	1,276
Other	151	139
	26,072	14,913
Deferred tax liabilities:
Right-of-use assets	1,372	1,450
Net deferred loan fees and costs	250	247
Net unrealized gains on interest rate swaps	1,027	—
Premises and equipment	926	809
Other	324	312
	3,899	2,818
Net deferred tax assets before valuation allowance	22,173	12,095
Valuation allowance	(1,296)	(1,276)
Net deferred tax assets	$20,877	$10,819

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2022 and thereafter.

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(40,782)	7,870	(32,912)
Amounts reclassified from accumulated other comprehensive income	—	781	781
Net current period other comprehensive income (loss)	(40,782)	8,651	(32,131)
Balance, March 31, 2022	$(45,803)	$3,035	$(42,768)

Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(6,237)	5,807	(430)
Amounts reclassified from accumulated other comprehensive income	(3)	3,718	3,715
Net current period other comprehensive income (loss)	(6,240)	9,525	3,285
Balance, March 31, 2021	$(246)	$(8,315)	$(8,561)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Commitments to fund real estate construction loans	$290,261	$294,580
Other commitments to extend credit	735,200	585,678
Standby letters of credit	17,130	17,391
	$1,042,591	$897,649

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $26,676 and $31,552 at March 31, 2022 and December 31, 2021, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,947 and $3,986 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$223,036	$—	$223,036	$—
Collateralized mortgage obligations	357,777	—	357,777	—
Mortgage-backed securities	166,111	—	166,111	—
Collateralized loan obligations	37,707	—	37,707	—
Corporate notes	13,281	—	13,281	—
Derivative instruments, interest rate swaps	12,461	—	12,461	—

Financial liabilities:
Derivative instruments, interest rate swaps	$8,396	$—	$8,396	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$232,447	$—	$232,447	$—
Collateralized mortgage obligations	320,773	—	320,773	—
Mortgage-backed securities	155,060	—	155,060	—
Collateralized loan obligations	37,782	—	37,782	—
Corporate notes	12,760	—	12,760	—
Derivative instruments, interest rate swaps	3,887	—	3,887	—

Financial liabilities:
Derivative instruments, interest rate swaps	$11,404	$—	$11,404	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $5,958 and $6,099 for which a fair value adjustment was recorded were classified as Level 3 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, impaired loans with a carrying value of $8,458 were reduced by a specific reserve of $2,500, resulting in a reported fair value of $5,958. As of December 31, 2021, impaired loans with a carrying value of $8,599 were reduced by a specific reserve of $2,500, resulting in a reported fair value of $6,099.

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
March 31, 2022
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs
December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,896	$21,896	$21,896	$—	$—
Federal funds sold	122,359	122,359	122,359	—	—
Securities available for sale	797,912	797,912	—	797,912	—
Federal Home Loan Bank stock	10,269	10,269	10,269	—	—
Loans, net	2,457,743	2,399,078	—	2,393,120	5,958
Accrued interest receivable	10,083	10,083	10,083	—	—
Interest rate swaps	12,461	12,461	—	12,461	—
Financial liabilities:
Deposits	$3,091,252	$3,091,479	$—	$3,091,479	$—
Federal funds purchased	—	—	—	—	—
Subordinated notes, net	20,468	15,788	—	15,788	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	588	588	588	—	—
Interest rate swaps	8,396	8,396	—	8,396	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures, including from non-bank competitors such as "fintech" companies; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; changes in local, national and international economic conditions, including rising rates of inflation; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government, including anticipated rate increases; acts of war or terrorism, including the Russian invasion of Ukraine, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates; changes to U.S. tax laws, regulations and guidance; liquidity risk due to excess liquidity at the Company's bank subsidiary; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2021.

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

		Three Months Ended March 31,
		2022	2021
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)		$23,828	$23,121
Tax-equivalent adjustment (1)		329	229
Net interest income on a FTE basis (non-GAAP)		24,157	23,350
Average interest-earning assets		3,432,114	2,979,710
Net interest margin on a FTE basis (non-GAAP)		2.85%	3.17%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)		$24,157	$23,350
Noninterest income		2,389	2,465
Adjustment for realized securities gains, net		—	(4)
Adjustment for losses on disposal of premises and equipment, net		18	24
Adjusted income		26,564	25,835
Noninterest expense		10,662	10,271
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)		40.14%	39.75%

	March 31, 2022	December 31, 2021	March 31, 2021
Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)	$2,485,366	$2,456,196	$2,303,999
Less: PPP loans	(9,398)	(22,206)	(151,122)
Loans, net of PPP loans (non-GAAP)	2,475,968	2,433,990	2,152,877
Allowance for loan losses	27,623	28,364	30,008
Allowance for loan losses ratio, excluding PPP loans (non-GAAP) (3)	1.12%	1.17%	1.39%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three months ended March 31, 2022 are compared to the results for the same period in 2021, and the consolidated financial condition of the Company as of March 31, 2022 is compared to that as of December 31, 2021. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended March 31, 2022 was $13,184, or $0.78 per diluted common share, compared to $11,752, or $0.70 per diluted common share, for the three months ended March 31, 2021. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2022 were 1.51 percent and 20.96 percent, respectively, compared to 1.53 percent and 20.77 percent, respectively, for the three months ended March 31, 2021.

The increase in net income for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease in the provision for loan losses and an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for the three months ended March 31, 2022 grew $707, or 3.1 percent, compared to the three months ended March 31, 2021. The increase in net interest income was primarily due to the increase in interest income on securities and the decrease in interest expense on FHLB advances, partially offset by a decrease in interest income on loans and increase in interest expense on deposits and long-term debt. The Company recorded a negative provision for loan losses of $750 during the three months ended March 31, 2022, compared to a provision of $500 for the three months ended March 31, 2021. The provision in 2021 was due to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and an increase in loan balances. The negative provision in 2022 was due to the sustained performance of loans after the expiration of COVID modifications and sustained improvement in classified loans.

Noninterest expense increased $391 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in salaries and employee benefits expense.

Total loans outstanding increased $29,170, or 1.2 percent, during the first three months of 2022. Excluding the impact of PPP loan activity, total loans outstanding increased $41,978, or 1.7 percent, during the first three months of 2022. As of March 31, 2022, the allowance for loan losses was 1.11 percent of outstanding loans, compared to 1.15 percent as of December 31, 2021. At March 31, 2022, the allowance for loan losses was 1.12 percent of outstanding loans, excluding $9,398 of PPP loans (a non-GAAP financial measure), which are 100 percent guaranteed by the SBA, compared to 1.17 percent of outstanding loans, excluding $22,206 of PPP loans, as of December 31, 2021. Management believed the allowance for loan losses at March 31, 2022 was adequate to absorb any losses inherent in the loan portfolio as of that date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2022 consists of 20 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Level One Bancorp, Inc., Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the three months ended March 31, 2022	As of and for the year ended December 31, 2021	As of and for the year ended December 31, 2021
Return on average equity	20.96%	20.33%	7.24% - 17.69%
Efficiency ratio(1)	40.14%	40.91%	43.01% - 64.81%
Nonperforming assets to total assets	0.25%	0.26%	0.17% - 1.32%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on April 27, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend is payable on May 25, 2022, to stockholders of record on May 11, 2022.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2022 compared with the same period in 2021.

	Three Months Ended March 31,
	2022	2021	Change	Change %
Net income	$13,184	$11,752	$1,432	12.19%
Average assets	3,544,564	3,109,852	434,712	13.98%
Average stockholders' equity	255,130	229,473	25,657	11.18%

Return on average assets	1.51%	1.53%	(0.02)%
Return on average equity	20.96%	20.77%	0.19%
Net interest margin (1)	2.85%	3.17%	(0.32)%
Efficiency ratio (1) (2)	40.14%	39.75%	0.39%
Dividend payout ratio	31.39%	30.83%	0.56%
Average equity to average assets ratio	7.20%	7.38%	(0.18)%

	As of March 31,
	2022	2021	Change
Nonperforming assets to total assets (2)	0.25%	0.78%	(0.53)%
Equity to assets ratio	6.67%	7.39%	(0.72)%
Tangible common equity ratio	6.67%	7.39%	(0.72)%
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
•Nonperforming assets to total assets - total nonperforming assets divided by total assets.
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

Three Months Ended June 30

	Three Months Ended March 31,
	Average Balance				Interest Income/Expense				Yield/Rate
	2022	2021	Change	Change- %	2022	2021	Change	Change- %	2022	2021	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$470,105	$566,621	$(96,516)	(17.03)%	$4,658	$6,810	$(2,152)	(31.60)%	4.02%	4.87%	(0.85)%
Real estate (3)	1,975,858	1,703,943	271,915	15.96%	18,725	17,273	1,452	8.41%	3.84%	4.11%	(0.27)%
Consumer and other	3,558	5,383	(1,825)	(33.90)%	34	54	(20)	(37.04)%	3.90%	4.09%	(0.19)%
Total loans	2,449,521	2,275,947	173,574	7.63%	23,417	24,137	(720)	(2.98)%	3.88%	4.30%	(0.42)%

Securities:
Taxable	633,654	326,731	306,923	93.94%	2,889	1,645	1,244	75.62%	1.82%	2.01%	(0.19)%
Tax-exempt (3)	170,898	100,994	69,904	69.22%	1,056	688	368	53.49%	2.47%	2.73%	(0.26)%
Total securities	804,552	427,725	376,827	88.10%	3,945	2,333	1,612	69.10%	1.96%	2.18%	(0.22)%

Federal funds sold	178,041	276,038	(97,997)	(35.50)%	82	69	13	18.84%	0.19%	0.10%	0.09%
Total interest-earning assets (3)	$3,432,114	$2,979,710	$452,404	15.18%	27,444	26,539	905	3.41%	3.24%	3.61%	(0.37)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$546,237	$452,426	$93,811	20.74%	250	169	81	47.93%	0.19%	0.15%	0.04%
Savings and money market	1,610,639	1,306,886	303,753	23.24%	1,620	1,315	305	23.19%	0.41%	0.41%	—%
Time deposits	195,638	187,192	8,446	4.51%	281	393	(112)	(28.50)%	0.58%	0.85%	(0.27)%
Total deposits	2,352,514	1,946,504	406,010	20.86%	2,151	1,877	274	14.60%	0.37%	0.39%	(0.02)%
Borrowed funds:
Federal funds purchased	1,506	5,387	(3,881)	(72.04)%	—	1	(1)	(100.00)%	0.05%	0.10%	(0.05)%
Subordinated notes, net	20,467	20,453	14	0.07%	248	249	(1)	(0.40)%	4.91%	4.93%	(0.02)%
Federal Home Loan Bank
advances	125,000	175,000	(50,000)	(28.57)%	630	983	(353)	(35.91)%	2.04%	2.28%	(0.24)%
Long-term debt	51,497	21,164	30,333	143.32%	258	79	179	226.58%	2.03%	1.51%	0.52%
Total borrowed funds	198,470	222,004	(23,534)	(10.60)%	1,136	1,312	(176)	(13.41)%	2.32%	2.40%	(0.08)%
Total interest-bearing
liabilities	$2,550,984	$2,168,508	$382,476	17.64%	3,287	3,189	98	3.07%	0.52%	0.60%	(0.08)%

Net interest income (FTE) (4)					$24,157	$23,350	$807	3.46%
Net interest spread (FTE)									2.72%	3.01%	(0.29)%
Net interest margin (FTE) (4)									2.85%	3.17%	(0.32)%
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

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2022 decreased by 32 basis points compared to the three months ended March 31, 2021. The primary driver of the decrease in the net interest margin was a decrease in yield on loans and securities, partially offset by a decrease in the interest rates paid on deposits and borrowed funds. The higher average balances of securities also contributed to a lower net interest margin. Tax-equivalent net interest income for the three months ended March 31, 2022 increased $807 compared to the same time period in 2021.

Tax-equivalent interest income on loans decreased $720 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Included in commercial loans were PPP loans with interest income of $439 and $2,842 and yields of 12.60 percent and 7.41 percent for the three months ended March 31, 2022 and March 31, 2021, respectively. This decrease in interest income from PPP loans was the largest driver of the overall decrease of interest income from loans. The PPP loan interest income in 2022 and 2021 included accelerated origination fees recognized at the time of loan forgiveness. Exclusive of the PPP loans, the yield on loans was 3.83 percent and 4.07 percent for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in loan yield was due to lower rates on new and renewed loans resulting from low market rates and competitive pressures on loan pricing.

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

The average balance of securities available for sale was $376,827 higher for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was the result of securities purchased during 2021 and 2022 to improve the yield on excess liquidity. Due to the interest rate environment during 2021 and the first three months of 2022, securities added to the portfolio have been at significantly lower yields than the existing portfolio holdings, resulting in an overall decline in the securities portfolio yield.

The average balance of deposits increased $406,010 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase in the average balance of money market accounts. The growth in these deposit balances was primarily due to customers' desire to retain liquidity, as well as a result of additional funds provided to individuals and businesses by government relief programs in 2021.

The average balance of borrowed funds decreased $23,534 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The rate paid on borrowed funds declined to 2.32 percent for the three months ended March 31, 2022 from 2.40 percent for the three months ended March 31, 2021. These declines were primarily due to the repayment of $50,000 of FHLB advances in the second quarter of 2021, partially offset by the $34,500 increase in variable-rate long-term debt in December 2021.

In March 2022, the Federal Reserve increased the target federal funds rate by 25 basis points, and is expected to make additional rate increases throughout 2022. These rate increases could improve reinvestment rates on loans and securities, but could also increase the Company's cost of deposits and borrowed funds and increase the unrealized losses in the Company's securities portfolio.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses was negative $750 for the three months ended March 31, 2022, compared to a provision of $500 for the three months ended March 31, 2021. The provision in 2021 was due primarily to uncertainty surrounding economic conditions as a result of the COVID-19 pandemic and an increase in loan balances, while the negative provision recorded in 2022 was due to the sustained performance of loans after the expiration of COVID modifications and sustained improvement in classified loans.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2022 and 2021 and related ratios.

	Three Months Ended March 31,
	2022	2021	Change
Balance at beginning of period	$28,364	$29,436	$(1,072)
Charge-offs	—	—	—
Recoveries	9	72	(63)
Net recoveries	9	72	(63)
Provision for loan losses charged to operations	(750)	500	(1,250)
Balance at end of period	$27,623	$30,008	$(2,385)

Average loans outstanding	$2,449,521	$2,275,947

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	—%	0.01%

Ratio of allowance for loan losses to average loans outstanding	1.13%	1.32%

Ratio of allowance for loan losses to total loans at end of period	1.11%	1.30%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans(1)	1.12%	1.39%
(1) A non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The U.S. economy continues to be affected by the Federal Reserve's accommodative monetary policies initiated during the COVID-19 pandemic. Current economic concerns include inflationary trends, continuing supply chain issues and labor shortages, and anticipated increases in the Federal Reserve targeted federal funds rate. Monthly job growth for the first three months of 2022 averaged approximately 562,000 based on preliminary estimates and the national unemployment rate decreased to 3.6 percent, which is only 0.1 percent higher than the rate in February 2020, prior to the COVID-19 pandemic. Gross domestic product increased at an annual rate of 6.9 percent in the fourth quarter of 2021. In response to increasing inflation rates, the Federal Reserve increased the targeted federal funds rate by 25 basis points in March 2022. It is expected that additional rate increases will occur throughout 2022. The Company decreased certain qualitative factors used in the allowance for loan losses evaluation in the first quarter of 2022 based upon the sustained performance of loans after the expiration of COVID modifications and sustained improvement in classified loans, resulting in a negative provision for the quarter. Management believes the resulting allowance for loan losses as of March 31, 2022 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2022	2021	Change	Change %
Service charges on deposit accounts	$580	$582	$(2)	(0.34)%
Debit card usage fees	472	442	30	6.79%
Trust services	629	652	(23)	(3.53)%
Increase in cash value of bank-owned life insurance	227	220	7	3.18%
Realized securities gains, net	—	4	(4)	(100.00)%
Other income:
All other income	481	565	(84)	(14.87)%
Total other income	481	565	(84)	(14.87)%
Total noninterest income	$2,389	$2,465	$(76)	(3.08)%

The decrease in other income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the recognition of net swap termination gains totaling $181 in March 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in other noninterest income. Refer to Note 5 to the financial statements for additional information. In the first quarter of 2022, the Company also recognized other income of $97 related to the purchase of discounted transferable state income tax credits.

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

	Three Months Ended March 31,
Noninterest expense:	2022	2021	Change	Change %
Salaries and employee benefits	$6,298	$5,608	$690	12.30%
Occupancy	1,086	1,228	(142)	(11.56)%
Data processing	624	602	22	3.65%
FDIC insurance	337	404	(67)	(16.58)%
Professional fees	217	283	(66)	(23.32)%
Director fees	168	191	(23)	(12.04)%
Other expenses:
Subscriptions and service contracts	476	378	98	25.93%
Business development	236	186	50	26.88%
Insurance expense	151	121	30	24.79%
Trust	137	141	(4)	(2.84)%
Marketing	54	45	9	20.00%
Consulting fees	50	75	(25)	(33.33)%
Charitable contributions	—	60	(60)	(100.00)%
Low income housing projects amortization	142	134	8	5.97%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	456	585	(129)	(22.05)%
Total other expenses	1,932	1,955	(23)	(1.18)%
Total noninterest expense	$10,662	$10,271	$391	3.81%

Salaries and employee benefits increased for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, primarily due to an increase in expense related to restricted stock units, the addition of four commercial bankers in the third quarter of 2021 and first quarter of 2022, and normal operating increases. FDIC insurance expense decreased during the three months ended March 31, 2022 when compared to the same time period in 2021 primarily due to reductions in the assessment rate. Occupancy expense decreased primarily due to the closure of leased branches.

Subscriptions and service contracts increased primarily due to increases in information technology and information security solutions. All other expenses were lower for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, due primarily to the settlement of a loss on a check fraud scheme in 2021.

Income Tax Expense

The Company recorded income tax expense of $3,121 (19.1 percent of pre-tax income) for the three months ended March 31, 2022, compared with $3,063 (20.7 percent of pre-tax income) for the three months ended March 31, 2021. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. In addition, for the three months ended March 31, 2022 and 2021, a tax benefit of $377 and $199, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first three months of 2022 and 2021 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $367 and $310, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
FINANCIAL CONDITION

The Company had total assets of $3,547,069 as of March 31, 2022, compared to total assets of $3,500,201 as of December 31, 2021. Fluctuations in the balance sheet included increases in securities, loans, deposits, deferred tax assets, and other assets and decreases in federal funds sold.

Securities

Securities available for sale increased by $39,090 during the three months ended March 31, 2022. In the first three months of 2022, the Company continued to grow the securities portfolio, purchasing securities to improve the yield on excess liquidity while monitoring duration and interest rate risk. Additionally, in the first quarter of 2022, the fair value of the securities portfolio declined $54,594. The decline in fair value was the result of increases in market interest rates and is not an indication of declining credit quality. These are unrealized losses that are recorded in accumulated other comprehensive loss, net of tax. Future increases in market interest rates could result in an increase of the unrealized losses in the securities portfolio.

As of March 31, 2022, approximately 66 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide acceptable yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $29,170 from $2,456,196 as of December 31, 2021 to $2,485,366 as of March 31, 2022. Changes in the loan portfolio during the first three months of 2022 included increases of $24,783 in commercial real estate loans and $29,166 in construction, land and land development loans. Commercial loans declined $25,941, which included a $12,808 decline in PPP loans. As of March 31, 2022, PPP loans outstanding totaled $9,398. The Company continues to focus on business development efforts in all of its markets. Exclusive of PPP loans, loan growth in the first three months of 2022 was $41,978, or 1.7 percent.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the Company's loan portfolio is heavily concentrated in real estate and its real estate portfolio levels exceed these regulatory guidelines, it has established risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2021 was presented in the Company's Form 10-K filed with the SEC on February 24, 2022, and the Company has not experienced any material changes to that portfolio since December 31, 2021.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2022	December 31, 2021	Change
Nonaccrual loans	$8,800	$8,948	$(148)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	8,800	8,948	(148)
Other real estate owned	—	—	—
Total nonperforming assets	$8,800	$8,948	$(148)

Nonperforming loans to total loans	0.35%	0.36%	(0.01)%
Nonperforming assets to total assets	0.25%	0.26%	(0.01)%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were six TDR loans related to one borrower as of March 31, 2022 and December 31, 2021, categorized as nonaccrual.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Premises and Equipment

In 2020, the Company began construction of a new office for its St. Cloud, Minnesota branch. Construction was completed in the first quarter of 2022 and the new building opened in March. At that time, the previously leased location was vacated. Additionally, the Company purchased land in the first quarter of 2022 for its new corporate headquarters to be located in West Des Moines, Iowa and development planning is underway. Construction of a new office in Mankato, Minnesota began in the first quarter of 2022.

Deposits

Deposits increased $75,247 during the first three months of 2022. Savings accounts, which include money market accounts, increased by a total of $82,054 from December 31, 2021 to March 31, 2022. Interest-bearing demand accounts increased $5,993 from December 31, 2021 to March 31, 2022, while noninterest-bearing demand accounts decreased $9,439 during the same period. Balance fluctuations were primarily due to normal customer activity, as corporate customers' liquidity needs vary at any given time. We believe that deposit balances could decrease in 2022 as a result of the end of broad government stimulus programs related to the COVID-19 pandemic and increasing inflation.

Derivatives

At March 31, 2022 and December 31, 2021, the Company had interest rate swap contracts associated with loans, borrowed funds and deposits with a total notional amount of $425,992 and $427,008, respectively. The fair value of these derivative contracts are reported in other assets or other liabilities on the balance sheet. Changes in the fair values of the interest rate swap contracts resulted in a $8,574 increase in other assets and $3,008 decrease in other liabilities from December 31, 2021 to March 31, 2022 due to projected increases in long-term interest rates.

Liquidity and Capital Resources

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $144,255 as of March 31, 2022 compared with $192,825 as of December 31, 2021.

As of March 31, 2022, West Bank had additional borrowing capacity available from the FHLB of approximately $548,000, as well as approximately $15,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $15,519 to liquidity for the three months ended March 31, 2022. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Company with strong liquidity as of March 31, 2022.

The Company's total stockholders' equity decreased to $236,480 at March 31, 2022 from $260,328 at December 31, 2021. The decrease was primarily the result of the increase in accumulated other comprehensive loss, partially offset by net income less dividends paid. At March 31, 2022, the Company's tangible common equity as a percent of tangible assets was 6.67 percent compared to 7.44 percent as of December 31, 2021. The increase in accumulated other comprehensive loss of $32,131, resulting primarily from the decline in fair value of securities during the first quarter of 2022, reduced tangible common equity, however it has no impact on regulatory capital.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,947 and $3,986 as of March 31, 2022 and December 31, 2021, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2022.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$326,871	10.72%	$244,000	8.00%	$320,249	10.50%	$304,999	10.00%
West Bank	362,312	11.88%	243,926	8.00%	320,153	10.50%	304,908	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	299,248	9.81%	183,000	6.00%	259,249	8.50%	244,000	8.00%
West Bank	334,689	10.98%	182,945	6.00%	259,172	8.50%	243,926	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	279,248	9.16%	137,250	4.50%	213,500	7.00%	198,250	6.50%
West Bank	334,689	10.98%	137,209	4.50%	213,435	7.00%	198,190	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	299,248	8.39%	142,645	4.00%	142,645	4.00%	178,306	5.00%
West Bank	334,689	9.39%	142,604	4.00%	142,604	4.00%	178,255	5.00%

As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$319,329	10.89%	$234,670	8.00%	$308,004	10.50%	$293,337	10.00%
West Bank	354,846	12.10%	234,621	8.00%	307,941	10.50%	293,277	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	290,965	9.92%	176,002	6.00%	249,337	8.50%	234,670	8.00%
West Bank	326,482	11.13%	175,966	6.00%	249,284	8.50%	234,621	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	270,965	9.24%	132,002	4.50%	205,336	7.00%	190,669	6.50%
West Bank	326,482	11.13%	131,975	4.50%	205,294	7.00%	190,630	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	290,965	8.49%	137,065	4.00%	137,065	4.00%	171,331	5.00%
West Bank	326,482	9.53%	137,011	4.00%	137,011	4.00%	171,264	5.00%

The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2022, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that the change in market interest rates may adversely affect the Company's net interest income. Management continually develops and implements strategies to mitigate this risk. The analysis of the Company's interest rate risk as of December 31, 2021 was presented in the Company's Form 10-K filed with the Securities and Exchange Commission on February 24, 2022. The Company has not experienced any material changes to its interest rate risk position since December 31, 2021. Management does not believe that the Company's primary market risk exposure and management of that exposure in the first three months of 2022 materially changed compared to those in the year ended December 31, 2021.

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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

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

West Bancorporation, Inc.
(Registrant)

April 28, 2022	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 28, 2022	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)