Form 10-Q
period 2022-06-30
WEST BANCORPORATION INC
filed 2022-07-28
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Yes  ☐                      No  ☒

As of July 27, 2022, there were 16,640,413 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$26,174	$17,555
Federal funds sold	766	175,270
Cash and cash equivalents	26,940	192,825
Securities available for sale, at fair value	731,970	758,822
Federal Home Loan Bank stock, at cost	15,532	9,965
Loans	2,573,129	2,456,196
Allowance for loan losses	(25,434)	(28,364)
Loans, net	2,547,695	2,427,832
Premises and equipment, net	41,807	34,568
Accrued interest receivable	9,363	8,890
Bank-owned life insurance	44,072	43,609
Deferred tax assets, net	29,861	10,819
Other assets	27,551	12,871
Total assets	$3,474,791	$3,500,201

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$690,335	$720,136
Interest-bearing demand	472,919	548,242
Savings	1,360,020	1,550,636
Time of $250 or more	87,086	53,019
Other time	232,091	143,972
Total deposits	2,842,451	3,016,005
Federal funds purchased	133,000	2,880
Subordinated notes, net	79,265	20,465
Federal Home Loan Bank advances	125,000	125,000
Long-term debt	51,486	51,521
Accrued expenses and other liabilities	27,400	24,002
Total liabilities	3,258,602	3,239,873
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,640,413 and 16,554,846 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,000	3,000
Additional paid-in capital	30,283	30,183
Retained earnings	255,334	237,782
Accumulated other comprehensive loss	(72,428)	(10,637)
Total stockholders' equity	216,189	260,328
Total liabilities and stockholders' equity	$3,474,791	$3,500,201

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$24,848	$23,139	$48,134	$47,177
Securities:
Taxable	3,090	1,895	5,979	3,540
Tax-exempt	892	712	1,750	1,270
Federal funds sold	67	75	149	144
Total interest income	28,897	25,821	56,012	52,131
Interest expense:
Deposits	3,146	1,995	5,297	3,872
Federal funds purchased	157	1	157	2
Subordinated notes	394	251	642	500
Federal Home Loan Bank advances	635	649	1,265	1,632
Long-term debt	326	75	584	154
Total interest expense	4,658	2,971	7,945	6,160
Net interest income	24,239	22,850	48,067	45,971
Provision for loan losses	(1,750)	(2,000)	(2,500)	(1,500)
Net interest income after provision for loan losses	25,989	24,850	50,567	47,471
Noninterest income:
Service charges on deposit accounts	585	578	1,165	1,160
Debit card usage fees	507	511	979	953
Trust services	622	691	1,251	1,343
Increase in cash value of bank-owned life insurance	236	240	463	460
Loan swap fees	—	42	—	42
Realized securities gains, net	—	36	—	40
Other income	328	417	809	982
Total noninterest income	2,278	2,515	4,667	4,980
Noninterest expense:
Salaries and employee benefits	6,410	5,672	12,708	11,280
Occupancy	1,242	1,199	2,328	2,427
Data processing	656	617	1,280	1,219
FDIC insurance	289	426	626	830
Professional fees	202	268	419	551
Director fees	222	214	390	405
Other expenses	2,245	2,130	4,177	4,085
Total noninterest expense	11,266	10,526	21,928	20,797
Income before income taxes	17,001	16,839	33,306	31,654
Income taxes	4,334	3,600	7,455	6,663
Net income	$12,667	$13,239	$25,851	$24,991

Basic earnings per common share	$0.76	$0.80	$1.56	$1.51
Diluted earnings per common share	$0.75	$0.79	$1.54	$1.49
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$12,667	$13,239	$25,851	$24,991
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(44,413)	4,048	(99,008)	(4,290)
Plus: reclassification adjustment for net gains realized in net income	—	(36)	—	(40)
Income tax (expense) benefit	11,236	(1,011)	25,049	1,091
Other comprehensive income (loss) on securities	(33,177)	3,001	(73,959)	(3,239)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	4,066	(2,321)	14,602	5,442
Plus: reclassification adjustment for net losses realized in net income	642	1,098	1,687	6,068
Income tax (expense) benefit	(1,191)	308	(4,121)	(2,900)
Other comprehensive income (loss) on derivatives	3,517	(915)	12,168	8,610
Total other comprehensive income (loss)	(29,660)	2,086	(61,791)	5,371
Comprehensive income (loss)	$(16,993)	$15,325	$(35,940)	$30,362

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2022	$—	16,631,413	$3,000	$29,421	$246,827	$(42,768)	$236,480
Net income	—	—	—	—	12,667	—	12,667
Other comprehensive loss, net of tax	—	—	—	—	—	(29,660)	(29,660)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,160)	—	(4,160)
Stock-based compensation costs	—	—	—	862	—	—	862
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	9,000	—	—	—	—	—
Balance, June 30, 2022	$—	16,640,413	$3,000	$30,283	$255,334	$(72,428)	$216,189

	Three Months Ended June 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2021	$—	16,540,381	$3,000	$28,243	$211,847	$(8,561)	$234,529
Net income	—	—	—	—	13,239	—	13,239
Other comprehensive income, net of tax	—	—	—	—	—	2,086	2,086
Cash dividends declared, $0.24 per common share	—	—	—	—	(3,973)	—	(3,973)
Stock-based compensation costs	—	—	—	645	—	—	645
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	14,465	—	—	—	—	—
Balance, June 30, 2021	$—	16,554,846	$3,000	$28,888	$221,113	$(6,475)	$246,526

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	25,851	—	25,851
Other comprehensive loss, net of tax	—	—	—	—	—	(61,791)	(61,791)
Cash dividends declared, $0.50 per common share	—	—	—	—	(8,299)	—	(8,299)
Stock-based compensation costs	—	—	—	1,619	—	—	1,619
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, June 30, 2022	$—	16,640,413	$3,000	$30,283	$255,334	$(72,428)	$216,189

	Six Months Ended June 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	24,991	—	24,991
Other comprehensive income, net of tax	—	—	—	—	—	5,371	5,371
Cash dividends declared, $0.46 per common share	—	—	—	—	(7,596)	—	(7,596)
Stock-based compensation costs	—	—	—	1,278	—	—	1,278
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, June 30, 2021	$—	16,554,846	$3,000	$28,888	$221,113	$(6,475)	$246,526

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$25,851	$24,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,500)	(1,500)
Net amortization and accretion	1,409	929
Securities gains, net	—	(40)
Stock-based compensation	1,619	1,278
Increase in cash value of bank-owned life insurance	(463)	(460)
Depreciation	680	759
Provision for deferred income taxes	1,885	746
Change in assets and liabilities:
Increase in accrued interest receivable	(473)	(184)
Decrease in other assets	1,448	3,170
Increase (decrease) in accrued expenses and other liabilities	4,189	(1,181)
Net cash provided by operating activities	33,645	28,508
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	28,961
Proceeds from maturities and calls of securities available for sale	46,529	43,153
Purchases of securities available for sale	(120,077)	(258,216)
Purchases of Federal Home Loan Bank stock	(21,003)	(861)
Proceeds from redemption of Federal Home Loan Bank stock	15,436	2,395
Net increase in loans	(117,363)	(28,846)
Purchases of premises and equipment	(8,548)	(3,150)
Net cash used in investing activities	(205,026)	(216,564)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(173,554)	124,295
Net increase (decrease) in federal funds purchased	130,120	(1,770)
Proceeds from issuance of subordinated debt, net of issuance costs	58,783	—
Net decrease in Federal Home Loan Bank advances	—	(50,000)
Principal payments on long-term debt	(35)	(1,272)
Common stock dividends paid	(8,299)	(7,596)
Restricted stock units withheld for payroll taxes	(1,519)	(1,213)
Net cash provided by financing activities	5,496	62,444
Net decrease in cash and cash equivalents	(165,885)	(125,612)
Cash and Cash Equivalents:
Beginning	192,825	396,435
Ending	$26,940	$270,823

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,526	$6,499
Income taxes	3,890	5,530
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of June 30, 2022 and December 31, 2021, net income, comprehensive income (loss) and changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU improve the usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU No. 2016-13. It also enhances disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Lastly, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on the Company’s consolidated financial statements.
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

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$12,667	$13,239	$25,851	$24,991

Weighted average common shares outstanding	16,638	16,551	16,599	16,513
Weighted average effect of restricted stock units outstanding	145	209	218	213
Diluted weighted average common shares outstanding	16,783	16,760	16,817	16,726

Basic earnings per common share	$0.76	$0.80	$1.56	$1.51
Diluted earnings per common share	$0.75	$0.79	$1.54	$1.49
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	182	—	88	56

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$244,056	$18	$(42,286)	$201,788
Collateralized mortgage obligations (1)	365,620	—	(39,111)	326,509
Mortgage-backed securities (1)	176,327	—	(22,159)	154,168
Collateralized loan obligations	37,948	—	(1,150)	36,798
Corporate notes	13,750	—	(1,043)	12,707
	$837,701	$18	$(105,749)	$731,970

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$231,903	$3,161	$(2,617)	$232,447
Collateralized mortgage obligations (1)	325,406	1,627	(6,260)	320,773
Mortgage-backed securities (1)	157,607	167	(2,714)	155,060
Collateralized loan obligations	37,880	59	(157)	37,782
Corporate notes	12,750	62	(52)	12,760
	$765,546	$5,076	$(11,800)	$758,822
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $303,597 and $295,961 as of June 30, 2022 and December 31, 2021, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of June 30, 2022, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	June 30, 2022
	Amortized Cost	Fair Value
Due after five years through ten years	$65,839	$61,755
Due after ten years	229,915	189,538
	295,754	251,293
Collateralized mortgage obligations and mortgage-backed securities	541,947	480,677
	$837,701	$731,970

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of securities available for sale for the three and six months ended June 30, 2022 and 2021 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$10,186	$—	$28,961
Gross gains on sales	—	110	—	272
Gross losses on sales	—	74	—	232

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$165,330	$(30,959)	$35,218	$(11,327)	$200,548	$(42,286)
Collateralized mortgage obligations	305,164	(35,386)	21,345	(3,725)	326,509	(39,111)
Mortgage-backed securities	102,563	(13,822)	51,605	(8,337)	154,168	(22,159)
Collateralized loan obligations	36,798	(1,150)	—	—	36,798	(1,150)
Corporate notes	12,707	(1,043)	—	—	12,707	(1,043)
	$622,562	$(82,360)	$108,168	$(23,389)	$730,730	$(105,749)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$121,574	$(1,223)	$33,894	$(1,394)	$155,468	$(2,617)
Collateralized mortgage obligations	241,320	(6,149)	2,352	(111)	243,672	(6,260)
Mortgage-backed securities	140,168	(2,714)	—	—	140,168	(2,714)
Collateralized loan obligations	22,821	(157)	—	—	22,821	(157)
Corporate notes	4,198	(52)	—	—	4,198	(52)
	$530,081	$(10,295)	$36,246	$(1,505)	$566,327	$(11,800)

As of June 30, 2022, securities available for sale with unrealized losses included 114 state and political subdivision securities, 79 collateralized mortgage obligation securities, 27 mortgage-backed securities, six collateralized loan obligation securities and eight corporate notes. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At June 30, 2022, the Company only owned collateralized loan obligations that were AAA- or AA-rated. The Company believes the unrealized losses on securities available for sale as of June 30, 2022 were due to market interest rate conditions rather than reduced estimated cash flows. At June 30, 2022, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of June 30, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Commercial	$475,704	$492,815
Real estate:
Construction, land and land development	390,137	359,258
1-4 family residential first mortgages	69,829	66,216
Home equity	8,564	8,422
Commercial	1,627,150	1,530,218
Consumer and other	5,912	3,797
	2,577,296	2,460,726
Net unamortized fees and costs	(4,167)	(4,530)
	$2,573,129	$2,456,196

Included in commercial loans at June 30, 2022 and December 31, 2021, were $3,196 and $22,206, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $1,220,000 and $1,190,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of June 30, 2022 and December 31, 2021, respectively.

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

TDR loans totaled $0 and $8,599 as of June 30, 2022 and December 31, 2021, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and six months ended June 30, 2022 and 2021. A specific reserve of $0 and $2,500 related to TDR loans was recorded at June 30, 2022 and December 31, 2021, respectively. No TDR loans that were modified within the 12 months preceding June 30, 2022 and 2021 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	335	335	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	335	335	—	349	349	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	—	—	—	8,599	8,599	2,500
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	335	335	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	$335	$335	$—	$8,948	$8,948	$2,500
The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	339	—	367	—	342	—	370	—
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
	339	—	367	—	342	—	370	—
With an allowance recorded:
Commercial	—	—	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Commercial	6,310	—	14,688	—	7,271	—	15,172	—
Consumer and other	—	—	—	—	—	—	—	—
	6,310	—	14,688	—	7,271	—	15,172	—
Total:
Commercial	—	—	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	339	—	367	—	342	—	370	—
Home equity	—	—	—	—	—	—	—	—
Commercial	6,310	—	14,688	—	7,271	—	15,172	—
Consumer and other	—	—	—	—	—	—	—	—
	$6,649	$—	$15,055	$—	$7,613	$—	$15,542	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$475,704	$—	$475,704
Real estate:
Construction, land and
land development	—	—	—	—	390,137	—	390,137
1-4 family residential
first mortgages	—	—	—	—	69,494	335	69,829
Home equity	—	—	—	—	8,564	—	8,564
Commercial	—	—	—	—	1,627,150	—	1,627,150
Consumer and other	—	—	—	—	5,912	—	5,912
Total	$—	$—	$—	$—	$2,576,961	$335	$2,577,296

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$492,815	$—	$492,815
Real estate:
Construction, land and
land development	—	—	—	—	359,258	—	359,258
1-4 family residential
first mortgages	—	—	—	—	65,867	349	66,216
Home equity	—	—	—	—	8,422	—	8,422
Commercial	—	—	—	—	1,521,619	8,599	1,530,218
Consumer and other	—	—	—	—	3,797	—	3,797
Total	$—	$—	$—	$—	$2,451,778	$8,948	$2,460,726

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$475,704	$—	$—	$—	$475,704
Real estate:
Construction, land and land development	390,085	52	—	—	390,137
1-4 family residential first mortgages	69,243	152	434	—	69,829
Home equity	8,564	—	—	—	8,564
Commercial	1,581,240	45,910	—	—	1,627,150
Consumer and other	5,912	—	—	—	5,912
Total	$2,530,748	$46,114	$434	$—	$2,577,296

	December 31, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$492,545	$270	$—	$—	$492,815
Real estate:
Construction, land and land development	359,203	55	—	—	359,258
1-4 family residential first mortgages	65,596	156	464	—	66,216
Home equity	8,422	—	—	—	8,422
Commercial	1,458,075	63,544	8,599	—	1,530,218
Consumer and other	3,797	—	—	—	3,797
Total	$2,387,638	$64,025	$9,063	$—	$2,460,726

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

Credit quality indicators for all loans and the Company's risk rating process are dynamic and updated on a continuous basis. Risk ratings are updated as circumstances that could affect the repayment of an individual loan are brought to management's attention through an established monitoring process. Individual bankers initiate changes as appropriate for ratings 1 through 5, and changes for ratings 6 through 9 are approved by management. The likelihood of loss increases as the risk rating increases and is generally preceded by a loan appearing on the Watch List, which consists of all loans with a risk rating of 6 or worse. Written action plans with firm target dates for resolution of identified problems are maintained and reviewed on a quarterly basis for all segments of loans included on the Watch List.

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

The following tables detail the changes in the allowance for loan losses by segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,708	$3,998	$348	$101	$18,417	$51	$27,623
Charge-offs	—	—	—	—	(451)	—	(451)
Recoveries	8	—	—	1	3	—	12
Provision (1)	(55)	45	25	(7)	(1,780)	22	(1,750)
Ending balance	$4,661	$4,043	$373	$95	$16,189	$73	$25,434

	Three Months Ended June 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,618	$2,743	$430	$90	$22,057	$70	$30,008
Charge-offs	—	—	—	—	—	—	—
Recoveries	30	—	—	1	3	—	34
Provision (1)	(184)	207	(71)	—	(1,931)	(21)	(2,000)
Ending balance	$4,464	$2,950	$359	$91	$20,129	$49	$28,042

	Six Months Ended June 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	—	—	(451)	—	(451)
Recoveries	12	—	1	2	6	—	21
Provision (1)	(127)	397	33	2	(2,832)	27	(2,500)
Ending balance	$4,661	$4,043	$373	$95	$16,189	$73	$25,434

	Six Months Ended June 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	97	—	1	2	6	—	106
Provision (1)	(351)	316	(2)	(25)	(1,412)	(26)	(1,500)
Ending balance	$4,464	$2,950	$359	$91	$20,129	$49	$28,042
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of June 30, 2022 and December 31, 2021.

	June 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,661	4,043	373	95	16,189	73	25,434
Total	$4,661	$4,043	$373	$95	$16,189	$73	$25,434

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,776	3,646	339	91	16,966	46	25,864
Total	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of June 30, 2022 and December 31, 2021.

	June 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$335	$—	$—	$—	$335
Collectively evaluated for impairment	475,704	390,137	69,494	8,564	1,627,150	5,912	2,576,961
Total	$475,704	$390,137	$69,829	$8,564	$1,627,150	$5,912	$2,577,296

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$349	$—	$8,599	$—	$8,948
Collectively evaluated for impairment	492,815	359,258	65,867	8,422	1,521,619	3,797	2,451,778
Total	$492,815	$359,258	$66,216	$8,422	$1,530,218	$3,797	$2,460,726

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $255,000 at June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company had swaps with a total notional amount of $125,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. Also as of June 30, 2022, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt, and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from accumulated other comprehensive income (AOCI) and recorded in noninterest income at termination.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Cash Flow Hedges:
Gross notional amount	$255,000	$255,000
Fair value in other assets	8,772	—
Fair value in other liabilities	—	(7,517)
Weighted-average floating rate received	1.70%	0.39%
Weighted-average fixed rate paid	2.09%	2.09%
Weighted-average maturity in years	3.7	4.2

Non-Hedging Derivatives:
Gross notional amount	$170,001	$172,008
Fair value in other assets	11,241	3,887
Fair value in other liabilities	(11,241)	(3,887)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pre-tax gain (loss) recognized in other comprehensive income	$4,066	$(2,321)	$14,602	$5,442
Reclassification from AOCI into income:
Increase in interest expense	$(642)	$(1,098)	$(1,687)	$(2,468)
Decrease in noninterest income, swap termination fees	—	—	—	(3,600)

The Company estimates there will be approximately $992 reclassified from accumulated other comprehensive income to interest expense through the 12 months ending June 30, 2023 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of June 30, 2022 and December 31, 2021, the Company pledged $0 and $4,500, respectively, of collateral to the counterparties in the form of cash on deposit with third parties. As of June 30, 2022 and December 31, 2021, the Company's counterparties pledged $22,060 and $0, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

Net deferred tax assets consisted of the following as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$6,206	$7,176
Net unrealized losses on securities available for sale	26,221	1,701
Net unrealized losses on interest rate swaps	—	1,903
Lease liabilities	1,295	1,502
Accrued expenses	297	395
Restricted stock unit compensation	610	821
State net operating loss carryforward	1,333	1,276
Other	149	139
	36,111	14,913
Deferred tax liabilities:
Right-of-use assets	1,248	1,450
Net deferred loan fees and costs	243	247
Net unrealized gains on interest rate swaps	2,148	—
Premises and equipment	940	809
Other	338	312
	4,917	2,818
Net deferred tax assets before valuation allowance	31,194	12,095
Valuation allowance	(1,333)	(1,276)
Net deferred tax assets	$29,861	$10,819

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2022 and thereafter.

In the second quarter of 2022, the Company's income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. This future reduction in the state tax rate required the Company to reduce net deferred tax assets as of June 30, 2022 by $671 and in turn caused the one-time increase in 2022 tax expense. The effective tax rate for the three and six months ended June 30, 2022 was 25.49 percent and 22.38 percent, respectively. Excluding this one-time state tax expense, the effective tax rates for the three and six months ended June 30, 2022 would have been 21.55 percent and 20.37 percent, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2022 and 2021.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(73,959)	10,908	(63,051)
Amounts reclassified from accumulated other comprehensive income	—	1,260	1,260
Net current period other comprehensive income (loss)	(73,959)	12,168	(61,791)
Balance, June 30, 2022	$(78,980)	$6,552	$(72,428)

Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(3,209)	4,072	863
Amounts reclassified from accumulated other comprehensive income	(30)	4,538	4,508
Net current period other comprehensive income (loss)	(3,239)	8,610	5,371
Balance, June 30, 2021	$2,755	$(9,230)	$(6,475)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Commitments to fund real estate construction loans	$295,076	$294,580
Other commitments to extend credit	699,040	585,678
Standby letters of credit	19,350	17,391
	$1,013,466	$897,649

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $25,271 and $31,552 at June 30, 2022 and December 31, 2021, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,720 and $3,986 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2022.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$201,788	$—	$201,788	$—
Collateralized mortgage obligations	326,509	—	326,509	—
Mortgage-backed securities	154,168	—	154,168	—
Collateralized loan obligations	36,798	—	36,798	—
Corporate notes	12,707	—	12,707	—
Derivative instruments, interest rate swaps	20,013	—	20,013	—

Financial liabilities:
Derivative instruments, interest rate swaps	$11,241	$—	$11,241	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$232,447	$—	$232,447	$—
Collateralized mortgage obligations	320,773	—	320,773	—
Mortgage-backed securities	155,060	—	155,060	—
Collateralized loan obligations	37,782	—	37,782	—
Corporate notes	12,760	—	12,760	—
Derivative instruments, interest rate swaps	3,887	—	3,887	—

Financial liabilities:
Derivative instruments, interest rate swaps	$11,404	$—	$11,404	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $6,099 for which a fair value adjustment was recorded were classified as Level 3 as of December 31, 2021. As of December 31, 2021, impaired loans with a carrying value of $8,599 were reduced by a specific reserve of $2,500, resulting in a reported fair value of $6,099. As of June 30, 2022, there were no loans for which a fair value adjustment was recorded.

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

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2022
Impaired loans	—	—	—
December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,174	$26,174	$26,174	$—	$—
Federal funds sold	766	766	766	—	—
Securities available for sale	731,970	731,970	—	731,970	—
Federal Home Loan Bank stock	15,532	15,532	15,532	—	—
Loans, net	2,547,695	2,461,582	—	2,461,582	—
Accrued interest receivable	9,363	9,363	9,363	—	—
Interest rate swaps	20,013	20,013	—	20,013	—
Financial liabilities:
Deposits	$2,842,451	$2,843,224	$—	$2,843,224	$—
Federal funds purchased	133,000	133,000	133,000	—	—
Subordinated notes, net	79,265	68,229	—	68,229	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	938	938	938	—	—
Interest rate swaps	11,241	11,241	—	11,241	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

10. Subordinated Notes

On June 14, 2022, the Company issued $60,000 of subordinated notes (the Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that is expected to be three-month term Secured Overnight Financing Rate (SOFR) plus 2.41 percent with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into the Company's subsidiary, West Bank.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: the continuing effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; interest rate risk; competitive pressures, including from non-bank competitors such as "fintech" companies; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; changes in local, national and international economic conditions, including rising rates of inflation; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government, including recent and anticipated interest rate increases; acts of war or terrorism, including the Russian invasion of Ukraine, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates; changes to U.S. tax laws, regulations and guidance; talent and labor shortages; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$24,239	$22,850	$48,067	$45,971
Tax-equivalent adjustment (1)	326	270	655	499
Net interest income on a FTE basis (non-GAAP)	24,565	23,120	48,722	46,470
Average interest-earning assets	3,362,313	3,102,649	3,397,021	3,041,519
Net interest margin on a FTE basis (non-GAAP)	2.93%	2.99%	2.89%	3.08%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$24,565	$23,120	$48,722	$46,470
Noninterest income	2,278	2,515	4,667	4,980
Adjustment for realized securities gains, net	—	(36)	—	(40)
Adjustment for losses on disposal of premises and equipment, net	9	5	27	29
Adjusted income	26,852	25,604	53,416	51,439
Noninterest expense	11,266	10,526	21,928	20,797
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	41.96%	41.11%	41.05%	40.43%

		June 30, 2022	December 31, 2021	June 30, 2021
Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)		$2,573,129	$2,456,196	$2,309,527
Less: PPP loans		(3,196)	(22,206)	(84,573)
Loans, net of PPP loans (non-GAAP)		2,569,933	2,433,990	2,224,954
Allowance for loan losses		25,434	28,364	28,042
Allowance for loan losses ratio, excluding PPP loans (non-GAAP) (3)		0.99%	1.17%	1.26%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and six months ended June 30, 2022 are compared to the results for the same periods in 2021, and the consolidated financial condition of the Company as of June 30, 2022 is compared to that as of December 31, 2021. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended June 30, 2022 was $12,667, or $0.75 per diluted common share, compared to $13,239, or $0.79 per diluted common share, for the three months ended June 30, 2021. The Company's annualized return on average assets and return on average equity for the three months ended June 30, 2022 were 1.45 percent and 22.81 percent, respectively, compared to 1.65 percent and 22.20 percent, respectively, for the three months ended June 30, 2021.

The decrease in net income for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to a one-time increase in state income tax expense, a smaller negative provision for loan losses and an increase in salaries and employee benefits, partially offset by an increase in net interest income.

Net interest income for the three months ended June 30, 2022 grew $1,389, or 6.1 percent, compared to the three months ended June 30, 2021. The increase in net interest income was primarily due to the increase in interest income on securities and loans, partially offset by an increase in interest expense on deposits and borrowed funds. The Company recorded a negative provision for loan losses of $1,750 during the three months ended June 30, 2022, compared to a negative provision of $2,000 for the three months ended June 30, 2021. The negative provision recorded in 2021 was due to improvements in economic conditions and removal of pandemic-related restrictions for businesses, in addition to lack of loan losses for the Company since the onset of the COVID-19 pandemic. The negative provision in 2022 was due primarily to the reversal of a specific reserve on an impaired loan.

Noninterest expense increased $740 during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in salaries and employee benefits expense. Income tax expense increased due to the revaluation of net deferred tax assets as a result of enacted changes in Iowa bank franchise tax rates.

Net income for the six months ended June 30, 2022 was $25,851, or $1.54 per diluted common share, compared to $24,991, or $1.49 per diluted common share, for the six months ended June 30, 2021. The Company's annualized return on average assets and return on average equity for the six months ended June 30, 2022 were 1.48 percent and 21.83 percent, respectively, compared to 1.59 percent and 21.50 percent, respectively, for the six months ended June 30, 2021.

The increase in net income for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to a larger negative provision for loan losses and an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for the six months ended June 30, 2022 grew $2,096, or 4.6 percent, compared to the six months ended June 30, 2021. The increase in net interest income was primarily due to the increase in interest income on securities and loans and the decrease in interest expense on FHLB advances, partially offset by an increase in interest expense on deposits and other borrowings. The Company recorded a negative provision for loan losses of $2,500 during the six months ended June 30, 2022, compared to a negative provision of $1,500 for the six months ended June 30, 2021. The negative provision in 2021 was due to the improvement in economic conditions and removal of pandemic-related restrictions on businesses, along with the lack of loan losses for the Company since the onset of the COVID-19 pandemic. The negative provision in 2022 was due to the reversal of a specific reserve on an impaired loan and the sustained performance of loans after the expiration of COVID modifications and sustained improvement in classified loans.

Noninterest expense increased $1,131 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in salaries and employee benefits expense, partially offset by a decrease in FDIC insurance expense.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Total loans outstanding increased $116,933, or 4.8 percent, during the first six months of 2022. Excluding the impact of PPP loan activity, total loans outstanding increased $135,944, or 5.6 percent, during the first six months of 2022. As of June 30, 2022, the allowance for loan losses was 0.99 percent of total outstanding loans, compared to 1.15 percent as of December 31, 2021. At June 30, 2022, the allowance for loan losses was 0.99 percent of total outstanding loans, excluding $3,196 of PPP loans (a non-GAAP financial measure), which are 100 percent guaranteed by the SBA, compared to 1.17 percent of outstanding loans, excluding $22,206 of PPP loans, as of December 31, 2021. Management believed the allowance for loan losses at June 30, 2022 was adequate to absorb any losses inherent in the loan portfolio as of that date.

On June 14, 2022, the Company issued $60,000 of subordinated notes. The net proceeds were used to make a capital injection into West Bank.

On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2022 consists of 19 Midwestern, publicly traded financial institutions including Bank First Corporation, Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. Level One Bancorp, Inc., previously included in the peer group, was acquired in April 2022. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the six months ended June 30, 2022	As of and for the three months ended March 31, 2022	As of and for the three months ended March 31, 2022
Return on average equity	21.83%	20.96%	4.88% - 15.16%
Efficiency ratio(1)	41.05%	40.14%	43.69% - 67.47%
Nonperforming assets to total assets	0.01%	0.25%	0.13% - 1.13%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on July 27, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend is payable on August 24, 2022, to stockholders of record on August 10, 2022.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and six months ended June 30, 2022 compared with the same periods in 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	Change %	2022	2021	Change	Change %
Net income	$12,667	$13,239	$(572)	(4.32)%	$25,851	$24,991	$860	3.44%
Average assets	3,503,686	3,224,318	279,368	8.66%	3,524,012	3,167,401	356,611	11.26%
Average stockholders' equity	222,731	239,218	(16,487)	(6.89)%	238,841	234,372	4,469	1.91%

Return on average assets	1.45%	1.65%	(0.20)%		1.48%	1.59%	(0.11)%
Return on average equity	22.81%	22.20%	0.61%		21.83%	21.50%	0.33%
Net interest margin (1)	2.93%	2.99%	(0.06)%		2.89%	3.08%	(0.19)%
Efficiency ratio (1) (2)	41.96%	41.11%	0.85%		41.05%	40.43%	0.62%
Dividend payout ratio	32.84%	30.01%	2.83%		32.10%	30.40%	1.70%
Average equity to average assets ratio	6.36%	7.42%	(1.06)%		6.78%	7.40%	(0.62)%

					As of June 30,
					2022	2021	Change
Nonperforming assets to total assets (2)					0.01%	0.45%	(0.44)%
Equity to assets ratio					6.22%	7.54%	(1.32)%
Tangible common equity ratio					6.22%	7.54%	(1.32)%
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

Data for the three months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2022	2021	Change	Change- %	2022	2021	Change	Change- %	2022	2021	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$470,486	$553,401	$(82,915)	(14.98)%	$4,949	$5,383	$(434)	(8.06)%	4.22%	3.90%	0.32%
Real estate (3)	2,061,700	1,750,198	311,502	17.80%	19,972	17,807	2,165	12.16%	3.89%	4.08%	(0.19)%
Consumer and other	4,966	4,112	854	20.77%	53	53	—	—%	4.23%	5.13%	(0.90)%
Total loans	2,537,152	2,307,711	229,441	9.94%	24,974	23,243	1,731	7.45%	3.95%	4.04%	(0.09)%

Securities:
Taxable	617,104	376,165	240,939	64.05%	3,090	1,895	1,195	63.06%	2.00%	2.01%	(0.01)%
Tax-exempt (3)	156,788	141,819	14,969	10.56%	1,092	879	213	24.23%	2.78%	2.47%	0.31%
Total securities	773,892	517,984	255,908	49.40%	4,182	2,774	1,408	50.76%	2.16%	2.14%	0.02%

Federal funds sold	51,269	276,955	(225,686)	(81.49)%	67	75	(8)	(10.67)%	0.52%	0.11%	0.41%
Total interest-earning assets (3)	$3,362,313	$3,102,650	$259,663	8.37%	29,223	26,092	3,131	12.00%	3.49%	3.37%	0.12%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$517,707	$471,845	$45,862	9.72%	324	184	140	76.09%	0.25%	0.16%	0.09%
Savings and money market	1,582,033	1,356,549	225,484	16.62%	2,439	1,352	1,087	80.40%	0.62%	0.40%	0.22%
Time deposits	204,755	240,988	(36,233)	(15.04)%	383	459	(76)	(16.56)%	0.75%	0.76%	(0.01)%
Total deposits	2,304,495	2,069,382	235,113	11.36%	3,146	1,995	1,151	57.69%	0.55%	0.39%	0.16%
Borrowed Funds:
Federal funds purchased	44,309	4,098	$40,211	981.23%	157	1	156	15,600.00%	1.42%	0.10%	1.32%
Subordinated notes, net	31,469	20,457	11,012	53.83%	394	251	143	56.97%	5.02%	4.93%	0.09%
Federal Home Loan Bank
advances	125,000	136,813	(11,813)	(8.63)%	635	649	(14)	(2.16)%	2.04%	1.90%	0.14%
Long-term debt	51,486	20,522	30,964	150.88%	326	75	251	334.67%	2.54%	1.48%	1.06%
Total borrowed funds	252,264	181,890	70,374	38.69%	1,512	976	536	54.92%	2.40%	2.15%	0.25%
Total interest-bearing
liabilities	$2,556,759	$2,251,272	$305,487	13.57%	4,658	2,971	2,223	56.78%	0.73%	0.53%	0.20%

Net interest income (FTE) (4)					$24,565	$23,121	$1,444	6.25%
Net interest spread (FTE)									2.76%	2.84%	(0.08)%
Net interest margin (FTE) (4)									2.93%	2.99%	(0.06)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the six months ended June 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2022	2021	Change	Change- %	2022	2021	Change	Change- %	2022	2021	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$470,296	$559,975	$(89,679)	(16.01)%	$9,607	$12,193	$(2,586)	(21.21)%	4.12%	4.39%	(0.27)%
Real estate (3)	2,019,017	1,727,198	291,819	16.90%	38,697	35,080	3,617	10.31%	3.87%	4.10%	(0.23)%
Consumer and other	4,266	4,744	(478)	(10.08)%	87	107	(20)	(18.69)%	4.09%	4.55%	(0.46)%
Total loans	2,493,579	2,291,917	201,662	8.80%	48,391	47,380	1,011	2.13%	3.91%	4.17%	(0.26)%

Securities:
Taxable	625,333	351,584	273,749	77.86%	5,979	3,540	2,439	68.90%	1.91%	2.01%	(0.10)%
Tax-exempt (3)	163,804	121,519	42,285	34.80%	2,148	1,566	582	37.16%	2.62%	2.58%	0.04%
Total securities	789,137	473,103	316,034	66.80%	8,127	5,106	3,021	59.17%	2.06%	2.16%	(0.10)%

Federal funds sold	114,305	276,499	(162,194)	(58.66)%	149	144	5	3.47%	0.26%	0.11%	0.15%
Total interest-earning assets (3)	$3,397,021	$3,041,519	$355,502	11.69%	56,667	52,630	4,037	7.67%	3.36%	3.49%	(0.13)%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$531,893	$462,189	$69,704	15.08%	574	353	221	62.61%	0.22%	0.15%	0.07%
Savings and money market	1,596,257	1,331,855	264,402	19.85%	4,059	2,667	1,392	52.19%	0.51%	0.40%	0.11%
Time deposits	200,221	214,239	(14,018)	(6.54)%	664	852	(188)	(22.07)%	0.67%	0.80%	(0.13)%
Total deposits	2,328,371	2,008,283	320,088	15.94%	5,297	3,872	1,425	36.80%	0.46%	0.39%	0.07%
Borrowed funds:
Federal funds purchased	23,026	4,739	18,287	385.88%	157	2	155	7,750.00%	1.38%	0.10%	1.28%
Subordinated notes, net	25,998	20,455	5,543	27.10%	642	500	142	28.40%	4.98%	4.93%	0.05%
Federal Home Loan Bank
advances	125,000	155,801	(30,801)	(19.77)%	1,265	1,632	(367)	(22.49)%	2.04%	2.11%	(0.07)%
Long-term debt	51,492	20,841	30,651	147.07%	584	154	430	279.22%	2.29%	1.49%	0.80%
Total borrowed funds	225,516	201,836	23,680	11.73%	2,648	2,288	360	15.73%	2.37%	2.29%	0.08%
Total interest-bearing
liabilities	$2,553,887	$2,210,119	$343,768	15.55%	7,945	6,160	1,785	28.98%	0.63%	0.56%	0.07%

Net interest income (FTE) (4)					$48,722	$46,470	$2,252	4.85%
Net interest spread (FTE)									2.73%	2.93%	(0.20)%
Net interest margin (FTE) (4)									2.89%	3.08%	(0.19)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 150 basis points in the first six months of 2022 and is expected to continue to raise the target federal funds rate throughout the rest of 2022. These increases will have an impact on the Company's net interest income and net interest margin and will impact the comparability of net interest income between 2022 and 2021.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and six months ended June 30, 2022 decreased by 6 and 19 basis points, respectively, compared to the three and six months ended June 30, 2021. The primary driver of the decrease in the net interest margin was a decrease in yield on loans and increase in rates paid on deposits and borrowed funds. Tax-equivalent net interest income for the three and six months ended June 30, 2022 increased $1,444 and $2,252, respectively, compared to the same time periods in 2021. The increase in net interest income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to increases in loans and securities balances, partially offset by decreases in yields on loans and increases in rates paid on deposits and borrowed funds.

Tax-equivalent interest income on loans increased $1,731 and $1,011 for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. This increase in interest income was primarily driven by the increase in the average balance of commercial real estate loans. The comparability of the net interest margin between 2022 and 2021 is also impacted by the interest income from PPP loans, which is included in commercial loans. Included in commercial loans were PPP loans with interest income of $213 and $1,387 and yields of 16.10 percent and 4.00 percent for the three months ended June 30, 2022 and June 30, 2021, respectively. PPP loan interest income was $653 and $4,229 with yields of 13.56 percent and 5.80 percent for the six months ended June 30, 2022 and June 30, 2021, respectively. Exclusive of the PPP loans, the yield on loans was 3.91 percent and 4.00 percent for the three months ended June 30, 2022 and June 30, 2021, respectively, and 3.86 percent and 4.06 percent for the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in loan yields was due to lower rates on new and renewed loans in 2021 and first quarter 2022 resulting from lower market rates and competitive pressures on loan pricing, partially offset by rate increases in variable-rate loans in response to federal funds rate increases in 2022.

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

The average balance of deposits increased $235,113 and $320,088 for the three and six months months ended June 30, 2022, compared to the three and six months months ended June 30, 2021. The rate paid on deposits increased 16 and 7 basis points for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases were primarily due to increases in certain deposit rates in response to the increases in the target federal funds rate.

The average balance of borrowed funds increased $70,374 and $23,680 for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The rate paid on borrowed funds increased 25 and 8 basis points for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. These increases were primarily due to increases in subordinated notes and long-term debt. The increase in long-term debt was due to the Company's long-term debt borrowing of $40,000 in December 2021 which bears interest at a variable rate. The cost of borrowed funds may increase in the second half of 2022 as the variable rate on long-term debt may increase if market rates increase, and due to the addition of the subordinated notes in June 2022.

In the first six months of 2022, the Federal Reserve increased the target federal funds rate by a total of 150 basis points, and they are expected to make additional rate increases throughout the remainder of 2022. These rate increases could improve reinvestment rates on loans and securities, but could also increase the Company's cost of deposits and borrowed funds and increase the unrealized losses in the Company's securities portfolio.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The negative provisions for loan losses were $1,750 and $2,500 for the three and six months ended June 30, 2022, respectively, compared to negative provisions of $2,000 and $1,500 for the three and six months ended June 30, 2021, respectively. The negative provisions recorded in 2021 were due to improvements in economic conditions and removal of pandemic-related restrictions for businesses, in addition to lack of loan losses for the Company since the onset of the COVID-19 pandemic. The negative provisions in 2022 were due to the sustained performance of loans after the expiration of the COVID modifications, continued improvement in classified loans and the reversal of a specific reserve on an impaired loan. The impaired loan had a specific reserve of $2,500 and settled in the second quarter of 2022, resulting in a charge-off of $451.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2022 and 2021 and related ratios.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Balance at beginning of period	$27,623	$30,008	$(2,385)	$28,364	$29,436	$(1,072)
Charge-offs	(451)	—	(451)	(451)	—	(451)
Recoveries	12	34	(22)	21	106	(85)
Net (charge-offs) recoveries	(439)	34	(473)	(430)	106	(536)
Provision for loan losses charged to operations	(1,750)	(2,000)	250	(2,500)	(1,500)	(1,000)
Balance at end of period	$25,434	$28,042	$(2,608)	$25,434	$28,042	$(2,608)

Average loans outstanding	$2,537,152	$2,307,711		$2,493,578	$2,291,917

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	(0.07)%	0.01%		(0.03)%	0.01%

Ratio of allowance for loan losses to average loans outstanding	1.00%	1.22%		1.02%	1.22%

Ratio of allowance for loan losses to total loans at end of period	0.99%	1.21%		0.99%	1.21%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans(1)	0.99%	1.26%		0.99%	1.26%
(1) A non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The U.S. economy continues to be affected by the Federal Reserve's accommodative monetary policies initiated during the COVID-19 pandemic. Current economic concerns include inflationary trends, continuing supply chain issues and labor shortages, wage pressures, and expectations of further increases in the Federal Reserve target federal funds rate. In response to increasing inflation rates, the Federal Reserve increased the target federal funds rate by a total of 150 basis points in the first six months of 2022. It is expected that additional rate increases will occur throughout the second half of 2022. The Company decreased certain qualitative factors used in the allowance for loan losses evaluation in the first six months of 2022 based upon the sustained performance of loans after the expiration of COVID modifications and sustained improvement in classified loans, no past due loans over 30 days, and the settlement of an impaired loan in June 2022 that previously had a $2,500 specific reserve. This resulted in a negative provision for the three and six months ended June 30, 2022. Management believes the resulting allowance for loan losses as of June 30, 2022 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended June 30,
Noninterest income:	2022	2021	Change	Change %
Service charges on deposit accounts	$585	$578	$7	1.21%
Debit card usage fees	507	511	(4)	(0.78)%
Trust services	622	691	(69)	(9.99)%
Increase in cash value of bank-owned life insurance	236	240	(4)	(1.67)%
Loan swap fees	—	42	(42)	(100.00)%
Realized securities gains, net	—	36	(36)	(100.00)%
Other income:
All other income	328	417	(89)	(21.34)%
Total other income	328	417	(89)	(21.34)%
Total noninterest income	$2,278	$2,515	$(237)	(9.42)%

	Six Months Ended June 30,
Noninterest income:	2022	2021	Change	Change %
Service charges on deposit accounts	$1,165	$1,160	$5	0.43%
Debit card usage fees	979	953	26	2.73%
Trust services	1,251	1,343	(92)	(6.85)%
Increase in cash value of bank-owned life insurance	463	460	3	0.65%
Loan swap fees	—	42	(42)	(100.00)%
Realized securities gains, net	—	40	(40)	(100.00)%
Other income:
All other income	809	982	(173)	(17.62)%
Total other income	809	982	(173)	(17.62)%
Total noninterest income	$4,667	$4,980	$(313)	(6.29)%

The decrease in other income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the recognition of net swap termination gains totaling $181 in March 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in other noninterest income. Refer to Note 5 to the financial statements for additional information. In the first quarter of 2022, the Company also recognized other income of $97 related to the purchase of discounted transferable state income tax credits.

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

	Three Months Ended June 30,
Noninterest expense:	2022	2021	Change	Change %
Salaries and employee benefits	$6,410	$5,672	$738	13.01%
Occupancy	1,242	1,199	43	3.59%
Data processing	656	617	39	6.32%
FDIC insurance	289	426	(137)	(32.16)%
Professional fees	202	268	(66)	(24.63)%
Director fees	222	214	8	3.74%
Other expenses:
Subscriptions and service contracts	492	467	25	5.35%
Business development	291	261	30	11.49%
Insurance expense	156	123	33	26.83%
Trust	138	137	1	0.73%
Consulting fees	125	78	47	60.26%
Marketing	70	57	13	22.81%
Charitable contributions	—	60	(60)	(100.00)%
Low income housing projects amortization	130	192	(62)	(32.29)%
New markets tax credit project amortization and management fees	229	229	—	—%
All other	614	526	88	16.73%
Total other expenses	2,245	2,130	115	5.40%
Total noninterest expense	$11,266	$10,526	$740	7.03%

	Six Months Ended June 30,
Noninterest expense:	2022	2021	Change	Change %
Salaries and employee benefits	$12,708	$11,280	$1,428	12.66%
Occupancy	2,328	2,427	(99)	(4.08)%
Data processing	1,280	1,219	61	5.00%
FDIC insurance	626	830	(204)	(24.58)%
Professional fees	419	551	(132)	(23.96)%
Director fees	390	405	(15)	(3.70)%
Other expenses:
Subscriptions and service contracts	968	845	123	14.56%
Business development	527	447	80	17.90%
Insurance expense	307	244	63	25.82%
Trust	275	278	(3)	(1.08)%
Consulting fees	175	153	22	14.38%
Marketing	124	102	22	21.57%
Charitable contributions	—	120	(120)	(100.00)%
Low income housing projects amortization	272	326	(54)	(16.56)%
New markets tax credit project amortization and management fees	459	459	—	—%
All other	1,070	1,111	(41)	(3.69)%
Total other expenses	4,177	4,085	92	2.25%
Total noninterest expense	$21,928	$20,797	$1,131	5.44%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021, primarily due to an increase in expense related to restricted stock units, the addition of two commercial bankers in the third quarter of 2021 and two commercial bankers in the first quarter of 2022, and normal operating increases. FDIC insurance expense decreased during the three and six months ended June 30, 2022 when compared to the same time periods in 2021 primarily due to reductions in the assessment rate resulting from capital injections into the Bank in December 2021 and June 2022. Occupancy expense increased for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to depreciation expense related to the new bank building in St. Cloud, Minnesota that opened in March 2022, partially offset by a reduction in rent expenses. Occupancy expense decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the reduction in rent expense from the consolidation of leased branches in the Des Moines market, partially offset by the increase in depreciation expense related to the new building in St. Cloud, Minnesota.

Subscriptions and service contracts increased for the three and six months ended June 30, 2022 when compared to the same time periods in 2021, primarily due to increases in information technology and information security solutions. Business development expenses increased in 2022 as business development efforts have normalized with increased in person activities, and the addition of four commercial bankers.

Income Tax Expense

The Company recorded income tax expense of $4,334 (25.5 percent of pre-tax income) and $7,455 (22.4 percent of pre-tax income) for the three and six months months ended June 30, 2022, compared with $3,600 (21.4 percent of pre-tax income) and $6,663 (21.0 percent of pre-tax income) for the three and six months ended June 30, 2021. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. For the three and six months ended June 30, 2022, income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. This future reduction in the state tax rate required the Company to reduce net deferred tax assets as of June 30, 2022 by $671 and in turn caused the one-time increase in 2022 tax expense.

Additionally, for the six months ended June 30, 2022 and 2021, a tax benefit of $385 and $233, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first six months of 2022 and 2021 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $734 and $684, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
FINANCIAL CONDITION

The Company had total assets of $3,474,791 as of June 30, 2022, compared to total assets of $3,500,201 as of December 31, 2021. Fluctuations in the balance sheet included increases in loans, deferred tax assets, other assets, federal funds purchased and subordinated debt and decreases in federal funds sold, securities and deposits.

Securities

Securities available for sale decreased by $26,852 during the six months ended June 30, 2022. In the first three months of 2022, the Company purchased securities to improve the yield on excess liquidity while monitoring duration and interest rate risk. The impact of these purchases was offset by principal paydowns and the decline in the fair value of the portfolio, which declined $99,008 in the first six months of 2022. The decline in fair value was the result of increases in market interest rates and is not an indication of declining credit quality. These are unrealized losses that are recorded in accumulated other comprehensive loss, net of tax. Future increases in market interest rates could result in an increase of the unrealized losses in the securities portfolio.

As of June 30, 2022, approximately 66 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide acceptable yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $116,933 from $2,456,196 as of December 31, 2021 to $2,573,129 as of June 30, 2022. Changes in the loan portfolio during the first six months of 2022 included increases of $96,932 in commercial real estate loans and $30,879 in construction, land and land development loans. Commercial loans declined $17,111, which included a $19,010 decline in PPP loans. As of June 30, 2022, PPP loans outstanding totaled $3,196. The Company continues to focus on business development efforts in all of its markets. Exclusive of PPP loans, loan growth in the first six months of 2022 was $135,944, or 5.6 percent.

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

	June 30, 2022	December 31, 2021	Change
Nonaccrual loans	$335	$8,948	$(8,613)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	335	8,948	(8,613)
Other real estate owned	—	—	—
Total nonperforming assets	$335	$8,948	$(8,613)

Nonperforming loans to total loans	0.01%	0.36%	(0.35)%
Nonperforming assets to total assets	0.01%	0.26%	(0.25)%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans categorized as nonaccrual as of June 30, 2022. There were six TDR loans related to one borrower as of December 31, 2021, categorized as nonaccrual.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Premises and Equipment

In 2020, the Company began construction of a new office for its St. Cloud, Minnesota branch. Construction was completed in the first quarter of 2022 and the new building opened in March. At that time, the previously leased location was vacated. Additionally, the Company purchased land in the first quarter of 2022 for its new corporate headquarters to be located in West Des Moines, Iowa and construction began in the second quarter of 2022. Construction of a new office in Mankato, Minnesota began in the first quarter of 2022.

Deposits

Deposits decreased $173,554 during the first six months of 2022. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers' own liquidity needs. The decline in deposit balances was not due to the loss of significant customer relationships, but was primarily attributable to customers using their own liquidity to fund business transactions, instead of using debt, and customers seeking higher yielding investment options. During the second quarter of 2022, a large corporate customer completed a significant business transaction that was funded by existing cash balances, accounting for a significant portion of the decrease in deposits.

At June 30, 2022, the Company had $196,477 in brokered deposits, compared to $130,032 at December 31, 2021. Brokered deposits included overnight funding, fixed rate deposits with terms through December 2022 and variable rate deposits with terms through February 2024.

Subordinated Debt

On June 14, 2022, the Company issued $60,000 of subordinated notes (the "Notes"). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that is expected to be three-month term Secured Overnight Financing Rate (SOFR) plus 241 basis points, with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into West Bank, the Company's subsidiary.

Derivatives

At June 30, 2022 and December 31, 2021, the Company had interest rate swap contracts associated with loans, borrowed funds and deposits with a total notional amount of $425,001 and $427,008, respectively. The fair value of these derivative contracts are reported in other assets or other liabilities on the balance sheet. Changes in the fair values of the interest rate swap contracts resulted in a $16,126 increase in other assets and $163 decrease in other liabilities from December 31, 2021 to June 30, 2022 due to projected increases in long-term interest rates.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $26,940 as of June 30, 2022 compared with $192,825 as of December 31, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our corporate customers' and municipal customers' own liquidity needs. The Company may utilize brokered deposits to supplement core deposit fluctuations. Brokered deposits are obtained through various programs administered by IntraFi, including IntraFi Network Deposits and IntraFi Funding, and through other third parties. At June 30, 2022, the Company had $196,477 in brokered deposits, which included overnight funding, fixed rate deposits with terms through December 2022 and variable rate deposits with terms through February 2024.

As of June 30, 2022, West Bank had additional borrowing capacity available from the FHLB of approximately $490,000, as well as approximately $4,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $33,645 to liquidity for the six months ended June 30, 2022. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity are sufficient to meet our liquidity and capital needs.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,720 and $3,986 as of June 30, 2022 and December 31, 2021, respectively.

Capital

The Company's total stockholders' equity decreased to $216,189 at June 30, 2022 from $260,328 at December 31, 2021. The decrease was primarily the result of the increase in accumulated other comprehensive loss, partially offset by net income less dividends paid. At June 30, 2022, the Company's tangible common equity as a percent of tangible assets was 6.22 percent compared to 7.44 percent as of December 31, 2021. The increase in accumulated other comprehensive loss is primarily the result of the negative effect that rising interest rates have had on the unrealized market value adjustment of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, it has no impact on regulatory capital.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of June 30, 2022.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$394,051	12.53%	$251,667	8.00%	$330,313	10.50%	$314,584	10.00%
West Bank	428,127	13.62%	251,556	8.00%	330,167	10.50%	314,445	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	308,617	9.81%	188,750	6.00%	267,396	8.50%	251,667	8.00%
West Bank	402,693	12.81%	188,667	6.00%	267,278	8.50%	251,556	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	288,617	9.17%	141,563	4.50%	220,208	7.00%	204,479	6.50%
West Bank	402,693	12.81%	141,500	4.50%	220,111	7.00%	204,389	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	308,617	8.59%	143,643	4.00%	143,643	4.00%	179,553	5.00%
West Bank	402,693	11.22%	143,584	4.00%	143,584	4.00%	179,480	5.00%

As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$319,329	10.89%	$234,670	8.00%	$308,004	10.50%	$293,337	10.00%
West Bank	354,846	12.10%	234,621	8.00%	307,941	10.50%	293,277	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	290,965	9.92%	176,002	6.00%	249,337	8.50%	234,670	8.00%
West Bank	326,482	11.13%	175,966	6.00%	249,284	8.50%	234,621	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	270,965	9.24%	132,002	4.50%	205,336	7.00%	190,669	6.50%
West Bank	326,482	11.13%	131,975	4.50%	205,294	7.00%	190,630	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	290,965	8.49%	137,065	4.00%	137,065	4.00%	171,331	5.00%
West Bank	326,482	9.53%	137,011	4.00%	137,011	4.00%	171,264	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2022, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

Scenario	% Change
300 basis points rising	(2.91)%
200 basis points rising	(1.95)%
100 basis points rising	(1.11)%
Base	—
100 basis points falling	1.07%

As of June 30, 2022, the estimated effect of a 300 basis point increase in interest rates would be a decrease of the Company’s net interest income by approximately 2.91 percent, or $2,847 over the twelve months ended June 30, 2023.

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
4.1
Indenture, dated June 14, 2022, between West Bancorporation, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on June 14, 2022)

4.2
First Supplemental Indenture, dated June 14, 2022, between West Bancorporation, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 filed with the Form 8-K on June 14, 2022)

4.3	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated herein by reference to Exhibit 4.3 filed with the Form 8-K on June 14, 2022)
10.1
Credit Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 6, 2022)

10.2
Promissory Note, dated as of December 15, 2021, made by West Bancorporation, Inc., to and in favor of National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on June 6, 2022)

10.3
Commercial Pledge Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on June 6, 2022)

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

West Bancorporation, Inc.
(Registrant)

July 28, 2022	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

July 28, 2022	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)