Form 10-Q
period 2022-09-30
WEST BANCORPORATION INC
filed 2022-10-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

Yes  ☐                      No  ☒

As of October 26, 2022, there were 16,640,413 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$58,342	$17,555
Federal funds sold	1,049	175,270
Cash and cash equivalents	59,391	192,825
Securities available for sale, at fair value	671,752	758,822
Federal Home Loan Bank stock, at cost	18,350	9,965
Loans	2,614,145	2,456,196
Allowance for loan losses	(25,418)	(28,364)
Loans, net	2,588,727	2,427,832
Premises and equipment, net	44,592	34,568
Accrued interest receivable	10,786	8,890
Bank-owned life insurance	44,318	43,609
Deferred tax assets, net	38,327	10,819
Other assets	41,274	12,871
Total assets	$3,517,517	$3,500,201

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$712,722	$720,136
Interest-bearing demand	469,257	548,242
Savings and money market	1,252,694	1,550,636
Time	388,174	196,991
Total deposits	2,822,847	3,016,005
Federal funds purchased	204,500	2,880
Subordinated notes, net	79,303	20,465
Federal Home Loan Bank advances	125,000	125,000
Long-term debt	51,486	51,521
Accrued expenses and other liabilities	35,617	24,002
Total liabilities	3,318,753	3,239,873
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,640,413 and 16,554,846 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,000	3,000
Additional paid-in capital	31,152	30,183
Retained earnings	262,776	237,782
Accumulated other comprehensive loss	(98,164)	(10,637)
Total stockholders' equity	198,764	260,328
Total liabilities and stockholders' equity	$3,517,517	$3,500,201

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$28,102	$24,229	$76,236	$71,406
Securities:
Taxable	3,147	2,412	9,126	5,952
Tax-exempt	890	762	2,640	2,032
Federal funds sold	30	82	179	226
Total interest income	32,169	27,485	88,181	79,616
Interest expense:
Deposits	6,289	2,021	11,586	5,893
Federal funds purchased	655	2	812	4
Subordinated notes	1,106	254	1,748	754
Federal Home Loan Bank advances	649	656	1,914	2,288
Long-term debt	466	66	1,050	220
Total interest expense	9,165	2,999	17,110	9,159
Net interest income	23,004	24,486	71,071	70,457
Provision for loan losses	—	—	(2,500)	(1,500)
Net interest income after provision for loan losses	23,004	24,486	73,571	71,957
Noninterest income:
Service charges on deposit accounts	553	589	1,718	1,749
Debit card usage fees	498	490	1,477	1,443
Trust services	780	695	2,031	2,038
Increase in cash value of bank-owned life insurance	246	230	709	690
Loan swap fees	835	—	835	42
Realized securities gains, net	—	11	—	51
Other income	364	386	1,173	1,368
Total noninterest income	3,276	2,401	7,943	7,381
Noninterest expense:
Salaries and employee benefits	6,578	6,018	19,286	17,298
Occupancy	1,315	1,203	3,643	3,630
Data processing	644	616	1,924	1,835
FDIC insurance	127	528	753	1,358
Professional fees	250	212	669	763
Director fees	209	176	599	581
Other expenses	2,335	1,959	6,512	6,044
Total noninterest expense	11,458	10,712	33,386	31,509
Income before income taxes	14,822	16,175	48,128	47,829
Income taxes	3,220	3,469	10,675	10,132
Net income	$11,602	$12,706	$37,453	$37,697

Basic earnings per common share	$0.70	$0.77	$2.25	$2.28
Diluted earnings per common share	$0.69	$0.76	$2.23	$2.25
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$11,602	$12,706	$37,453	$37,697
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	(42,621)	(6,172)	(141,629)	(10,462)
Plus: reclassification adjustment for net gains realized in net income	—	(11)	—	(51)
Other	(11)	—	(11)	—
Income tax benefit	10,569	1,558	35,618	2,649
Other comprehensive loss on securities	(32,063)	(4,625)	(106,022)	(7,864)
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during the period	8,637	359	23,239	5,801
Plus: reclassification adjustment for net (gains) losses realized in net income	(259)	1,105	1,428	7,173
Income tax expense	(2,051)	(369)	(6,172)	(3,269)
Other comprehensive income on derivatives	6,327	1,095	18,495	9,705
Total other comprehensive income (loss)	(25,736)	(3,530)	(87,527)	1,841
Comprehensive income (loss)	$(14,134)	$9,176	$(50,074)	$39,538

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2022	$—	16,640,413	$3,000	$30,283	$255,334	$(72,428)	$216,189
Net income	—	—	—	—	11,602	—	11,602
Other comprehensive loss, net of tax	—	—	—	—	—	(25,736)	(25,736)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,160)	—	(4,160)
Stock-based compensation costs	—	—	—	869	—	—	869
Balance, September 30, 2022	$—	16,640,413	$3,000	$31,152	$262,776	$(98,164)	$198,764

	Three Months Ended September 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2021	$—	16,554,846	$3,000	$28,888	$221,113	$(6,475)	$246,526
Net income	—	—	—	—	12,706	—	12,706
Other comprehensive loss, net of tax	—	—	—	—	—	(3,530)	(3,530)
Cash dividends declared, $0.24 per common share	—	—	—	—	(3,974)	—	(3,974)
Stock-based compensation costs	—	—	—	648	—	—	648
Balance, September 30, 2021	$—	16,554,846	$3,000	$29,536	$229,845	$(10,005)	$252,376

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	37,453	—	37,453
Other comprehensive loss, net of tax	—	—	—	—	—	(87,527)	(87,527)
Cash dividends declared, $0.75 per common share	—	—	—	—	(12,459)	—	(12,459)
Stock-based compensation costs	—	—	—	2,488	—	—	2,488
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, September 30, 2022	$—	16,640,413	$3,000	$31,152	$262,776	$(98,164)	$198,764

	Nine Months Ended September 30, 2021
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$—	16,469,272	$3,000	$28,823	$203,718	$(11,846)	$223,695
Net income	—	—	—	—	37,697	—	37,697
Other comprehensive income, net of tax	—	—	—	—	—	1,841	1,841
Cash dividends declared, $0.70 per common share	—	—	—	—	(11,570)	—	(11,570)
Stock-based compensation costs	—	—	—	1,926	—	—	1,926
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, September 30, 2021	$—	16,554,846	$3,000	$29,536	$229,845	$(10,005)	$252,376

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$37,453	$37,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,500)	(1,500)
Net amortization and accretion	2,247	1,459
Securities gains, net	—	(51)
Stock-based compensation	2,488	1,926
Increase in cash value of bank-owned life insurance	(709)	(690)
Depreciation	1,091	1,143
Provision for deferred income taxes	1,928	380
Change in assets and liabilities:
Increase in accrued interest receivable	(1,896)	(541)
Decrease in other assets	930	2,299
Increase in accrued expenses and other liabilities	7,889	312
Net cash provided by operating activities	48,921	42,434
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	30,374
Proceeds from maturities and calls of securities available for sale	63,353	65,784
Purchases of securities available for sale	(120,077)	(420,744)
Purchases of Federal Home Loan Bank stock	(46,884)	(2,325)
Proceeds from redemption of Federal Home Loan Bank stock	38,499	2,504
Net increase in loans	(158,395)	(78,830)
Purchases of premises and equipment	(12,056)	(6,410)
Net cash used in investing activities	(235,560)	(409,647)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(193,158)	35,929
Net increase in federal funds purchased	201,620	34,005
Proceeds from issuance of subordinated debt, net of issuance costs	58,756	—
Net decrease in Federal Home Loan Bank advances	—	(50,000)
Principal payments on long-term debt	(35)	(3,904)
Common stock dividends paid	(12,459)	(11,570)
Restricted stock units withheld for payroll taxes	(1,519)	(1,213)
Net cash provided by financing activities	53,205	3,247
Net decrease in cash and cash equivalents	(133,434)	(363,966)
Cash and Cash Equivalents:
Beginning	192,825	396,435
Ending	$59,391	$32,469

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$15,259	$9,596
Income taxes	7,490	9,220
Supplemental Disclosure of Noncash Investing and Financing Activities:
Purchase of securities available for sale, pending settlement	$—	$30,151
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of September 30, 2022 and December 31, 2021, net income, comprehensive income (loss) and changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the update, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The FASB has also issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, ASU No. 2020-02, and ASU No. 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of that date and plans to adopt the standard with the amended effective date. The Company continues to develop it's methodology and work through model validation and implementation considerations. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$11,602	$12,706	$37,453	$37,697

Weighted average common shares outstanding	16,640	16,555	16,613	16,527
Weighted average effect of restricted stock units outstanding	154	248	200	245
Diluted weighted average common shares outstanding	16,794	16,803	16,813	16,772

Basic earnings per common share	$0.70	$0.77	$2.25	$2.28
Diluted earnings per common share	$0.69	$0.76	$2.23	$2.25
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	183	—	112	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$243,440	$—	$(58,322)	$185,118
Collateralized mortgage obligations (1)	352,414	—	(55,462)	296,952
Mortgage-backed securities (1)	172,553	—	(31,319)	141,234
Collateralized loan obligations	37,948	—	(1,564)	36,384
Corporate notes	13,750	—	(1,686)	12,064
	$820,105	$—	$(148,353)	$671,752

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$231,903	$3,161	$(2,617)	$232,447
Collateralized mortgage obligations (1)	325,406	1,627	(6,260)	320,773
Mortgage-backed securities (1)	157,607	167	(2,714)	155,060
Collateralized loan obligations	37,880	59	(157)	37,782
Corporate notes	12,750	62	(52)	12,760
	$765,546	$5,076	$(11,800)	$758,822
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $299,397 and $295,961 as of September 30, 2022 and December 31, 2021, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of September 30, 2022, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	September 30, 2022
	Amortized Cost	Fair Value
Due after five years through ten years	$66,063	$60,079
Due after ten years	229,075	173,487
	295,138	233,566
Collateralized mortgage obligations and mortgage-backed securities	524,967	438,186
	$820,105	$671,752

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The details of the sales of securities available for sale for the three and nine months ended September 30, 2022 and 2021 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$1,413	$—	$30,374
Gross gains on sales	—	11	—	283
Gross losses on sales	—	—	—	232

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$82,826	$(21,448)	$102,292	$(36,874)	$185,118	$(58,322)
Collateralized mortgage obligations	163,344	(24,668)	133,608	(30,794)	296,952	(55,462)
Mortgage-backed securities	55,118	(10,180)	86,116	(21,139)	141,234	(31,319)
Collateralized loan obligations	26,648	(1,300)	9,736	(264)	36,384	(1,564)
Corporate notes	10,272	(1,478)	1,792	(208)	12,064	(1,686)
	$338,208	$(59,074)	$333,544	$(89,279)	$671,752	$(148,353)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$121,574	$(1,223)	$33,894	$(1,394)	$155,468	$(2,617)
Collateralized mortgage obligations	241,320	(6,149)	2,352	(111)	243,672	(6,260)
Mortgage-backed securities	140,168	(2,714)	—	—	140,168	(2,714)
Collateralized loan obligations	22,821	(157)	—	—	22,821	(157)
Corporate notes	4,198	(52)	—	—	4,198	(52)
	$530,081	$(10,295)	$36,246	$(1,505)	$566,327	$(11,800)

As of September 30, 2022, securities available for sale with unrealized losses included 118 state and political subdivision securities, 79 collateralized mortgage obligation securities, 27 mortgage-backed securities, six collateralized loan obligation securities and eight corporate notes. Collateralized loan obligation securities are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2022, the Company only owned collateralized loan obligations that were AAA- or AA-rated. The Company believes the unrealized losses on securities available for sale as of September 30, 2022 were due to market interest rate conditions rather than reduced estimated cash flows. At September 30, 2022, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company did not consider these securities to have other than temporary impairment as of September 30, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Commercial	$526,336	$492,815
Real estate:
Construction, land and land development	341,549	359,258
1-4 family residential first mortgages	69,991	66,216
Home equity	10,271	8,422
Commercial	1,661,907	1,530,218
Consumer and other	7,884	3,797
	2,617,938	2,460,726
Net unamortized fees and costs	(3,793)	(4,530)
	$2,614,145	$2,456,196

Included in commercial loans at September 30, 2022 and December 31, 2021, were $1,119 and $22,206, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

Real estate loans of approximately $1,240,000 and $1,190,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of September 30, 2022 and December 31, 2021, respectively.

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

TDR loans totaled $0 and $8,599 as of September 30, 2022 and December 31, 2021, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the three and nine months ended September 30, 2022. There were six loan modifications related to one borrower considered to be TDR, with a pre- and post-modification recorded investment of $14,044, that occurred during the three and nine months ended September 30, 2021. A specific reserve of $0 and $2,500 related to TDR loans was recorded at September 30, 2022 and December 31, 2021, respectively. No TDR loans that were modified within the 12 months preceding September 30, 2022 and 2021 have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance for loan losses and loans with a related allowance and the amount of that allowance as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	329	329	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	329	329	—	349	349	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	—	—	—	8,599	8,599	2,500
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	329	329	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	$329	$329	$—	$8,948	$8,948	$2,500
The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	332	—	360	—	338	—	367	—
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
	332	—	360	—	338	—	367	—
With an allowance recorded:
Commercial	—	—	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	12,781	—	5,090	—	14,310	—
Consumer and other	—	—	—	—	—	—	—	—
	—	—	12,781	—	5,090	—	14,310	—
Total:
Commercial	—	—	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—	—	—
1-4 family residential first mortgages	332	—	360	—	338	—	367	—
Home equity	—	—	—	—	—	—	—	—
Commercial	—	—	12,781	—	5,090	—	14,310	—
Consumer and other	—	—	—	—	—	—	—	—
	$332	$—	$13,141	$—	$5,428	$—	$14,677	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the payment status of the recorded investment in loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$526,336	$—	$526,336
Real estate:
Construction, land and
land development	—	—	—	—	341,549	—	341,549
1-4 family residential
first mortgages	—	—	—	—	69,662	329	69,991
Home equity	—	—	—	—	10,271	—	10,271
Commercial	—	—	—	—	1,661,907	—	1,661,907
Consumer and other	—	—	—	—	7,884	—	7,884
Total	$—	$—	$—	$—	$2,617,609	$329	$2,617,938

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$492,815	$—	$492,815
Real estate:
Construction, land and
land development	—	—	—	—	359,258	—	359,258
1-4 family residential
first mortgages	—	—	—	—	65,867	349	66,216
Home equity	—	—	—	—	8,422	—	8,422
Commercial	—	—	—	—	1,521,619	8,599	1,530,218
Consumer and other	—	—	—	—	3,797	—	3,797
Total	$—	$—	$—	$—	$2,451,778	$8,948	$2,460,726

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans by credit quality indicator and loan segment as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$526,336	$—	$—	$—	$526,336
Real estate:
Construction, land and land development	341,500	49	—	—	341,549
1-4 family residential first mortgages	69,414	150	427	—	69,991
Home equity	10,271	—	—	—	10,271
Commercial	1,604,317	57,590	—	—	1,661,907
Consumer and other	7,884	—	—	—	7,884
Total	$2,559,722	$57,789	$427	$—	$2,617,938

	December 31, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$492,545	$270	$—	$—	$492,815
Real estate:
Construction, land and land development	359,203	55	—	—	359,258
1-4 family residential first mortgages	65,596	156	464	—	66,216
Home equity	8,422	—	—	—	8,422
Commercial	1,458,075	63,544	8,599	—	1,530,218
Consumer and other	3,797	—	—	—	3,797
Total	$2,387,638	$64,025	$9,063	$—	$2,460,726

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

The following tables detail the changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,661	$4,043	$373	$95	$16,189	$73	$25,434
Charge-offs	—	—	(31)	—	—	—	(31)
Recoveries	9	—	1	1	4	—	15
Provision (1)	429	(557)	20	9	82	17	—
Ending balance	$5,099	$3,486	$363	$105	$16,275	$90	$25,418

	Three Months Ended September 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,464	$2,950	$359	$91	$20,129	$49	$28,042
Charge-offs	—	—	—	—	—	—	—
Recoveries	45	—	1	1	4	5	56
Provision (1)	191	498	(5)	9	(686)	(7)	—
Ending balance	$4,700	$3,448	$355	$101	$19,447	$47	$28,098

	Nine Months Ended September 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	(31)	—	(451)	—	(482)
Recoveries	21	—	2	3	10	—	36
Provision (1)	302	(160)	53	11	(2,750)	44	(2,500)
Ending balance	$5,099	$3,486	$363	$105	$16,275	$90	$25,418

	Nine Months Ended September 30, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	142	—	2	3	10	5	162
Provision (1)	(160)	814	(7)	(16)	(2,098)	(33)	(1,500)
Ending balance	$4,700	$3,448	$355	$101	$19,447	$47	$28,098
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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of September 30, 2022 and December 31, 2021.

	September 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,099	3,486	363	105	16,275	90	25,418
Total	$5,099	$3,486	$363	$105	$16,275	$90	$25,418

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,776	3,646	339	91	16,966	46	25,864
Total	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of September 30, 2022 and December 31, 2021.

	September 30, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$329	$—	$—	$—	$329
Collectively evaluated for impairment	526,336	341,549	69,662	10,271	1,661,907	7,884	2,617,609
Total	$526,336	$341,549	$69,991	$10,271	$1,661,907	$7,884	$2,617,938

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$349	$—	$8,599	$—	$8,948
Collectively evaluated for impairment	492,815	359,258	65,867	8,422	1,521,619	3,797	2,451,778
Total	$492,815	$359,258	$66,216	$8,422	$1,530,218	$3,797	$2,460,726

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $280,000 and $255,000 at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company had swaps with a total notional amount of $150,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. One of these swaps with a total notional amount of $25,000 is a forward-starting swap with a starting date in September 2023. Also as of September 30, 2022, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from accumulated other comprehensive income (AOCI) and recorded in noninterest income at termination.

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

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Cash Flow Hedges:
Gross notional amount	$280,000	$255,000
Fair value in other assets	17,149	—
Fair value in other liabilities	—	(7,517)
Weighted-average floating rate received	3.12%	0.39%
Weighted-average fixed rate paid	2.09%	2.09%
Weighted-average maturity in years	3.5	4.2

Non-Hedging Derivatives:
Gross notional amount	$255,733	$172,008
Fair value in other assets	16,073	3,887
Fair value in other liabilities	(16,073)	(3,887)

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pre-tax gain recognized in other comprehensive income	$8,637	$359	$23,239	$5,801
Reclassification from AOCI into income:
Increase (decrease) in interest expense	$(259)	$(1,105)	$1,428	$(3,573)
Decrease in noninterest income, swap termination fees	—	—	—	(3,600)

The Company estimates there will be approximately $2,615 reclassified from accumulated other comprehensive income to reduce interest expense through the 12 months ending September 30, 2023 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of September 30, 2022 and December 31, 2021, the Company pledged $0 and $4,500, respectively, of collateral to the counterparties in the form of cash on deposit. As of September 30, 2022 and December 31, 2021, the Company's counterparties pledged $32,390 and $0, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

Net deferred tax assets consisted of the following as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$6,202	$7,176
Net unrealized losses on securities available for sale	36,790	1,701
Net unrealized losses on interest rate swaps	—	1,903
Lease liabilities	1,219	1,502
Accrued expenses	364	395
Restricted stock unit compensation	822	821
State net operating loss carryforward	1,401	1,276
Other	153	139
	46,951	14,913
Deferred tax liabilities:
Right-of-use assets	1,172	1,450
Net deferred loan fees and costs	246	247
Net unrealized gains on interest rate swaps	4,199	—
Premises and equipment	1,251	809
Other	355	312
	7,223	2,818
Net deferred tax assets before valuation allowance	39,728	12,095
Valuation allowance	(1,401)	(1,276)
Net deferred tax assets	$38,327	$10,819

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2022 and thereafter.

In the second quarter of 2022, the Company recorded a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. This future reduction in the state tax rate required the Company to reduce net deferred tax assets as of June 30, 2022 by $671 and in turn caused the one-time increase in 2022 tax expense. The effective tax rate for the nine months ended September 30, 2022 was 22.18 percent. Excluding this one-time state tax expense, the effective tax rate for the nine months ended September 30, 2022 would have been 20.79 percent.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2022 and 2021.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(106,011)	17,486	(88,525)
Amounts reclassified from accumulated other comprehensive income	(11)	1,009	998
Net current period other comprehensive income (loss)	(106,022)	18,495	(87,527)
Balance, September 30, 2022	$(111,043)	$12,879	$(98,164)

Balance, December 31, 2020	$5,994	$(17,840)	$(11,846)
Other comprehensive income (loss) before reclassifications	(7,826)	4,340	(3,486)
Amounts reclassified from accumulated other comprehensive income	(38)	5,365	5,327
Net current period other comprehensive income (loss)	(7,864)	9,705	1,841
Balance, September 30, 2021	$(1,870)	$(8,135)	$(10,005)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company's commitments consisted of the following amounts as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Commitments to fund real estate construction loans	$405,058	$294,580
Other commitments to extend credit	697,725	585,678
Standby letters of credit	18,397	17,391
	$1,121,180	$897,649
West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $24,197 and $31,552 at September 30, 2022 and December 31, 2021, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,707 and $3,986 as of September 30, 2022 and December 31, 2021, respectively.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank entered into a construction contract for the construction of a new headquarters building in West Des Moines, Iowa subsequent to quarter-end. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of September 30, 2022, $1,499 has been paid under this construction contract.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2022.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$185,118	$—	$185,118	$—
Collateralized mortgage obligations	296,952	—	296,952	—
Mortgage-backed securities	141,234	—	141,234	—
Collateralized loan obligations	36,384	—	36,384	—
Corporate notes	12,064	—	12,064	—
Derivative instruments, interest rate swaps	33,222	—	33,222	—

Financial liabilities:
Derivative instruments, interest rate swaps	$16,073	$—	$16,073	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$232,447	$—	$232,447	$—
Collateralized mortgage obligations	320,773	—	320,773	—
Mortgage-backed securities	155,060	—	155,060	—
Collateralized loan obligations	37,782	—	37,782	—
Corporate notes	12,760	—	12,760	—
Derivative instruments, interest rate swaps	3,887	—	3,887	—

Financial liabilities:
Derivative instruments, interest rate swaps	$11,404	$—	$11,404	$—

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $6,099 for which a fair value adjustment was recorded were classified as Level 3 as of December 31, 2021. As of December 31, 2021, impaired loans with a carrying value of $8,599 were reduced by a specific reserve of $2,500, resulting in a reported fair value of $6,099. As of September 30, 2022, there were no loans for which a fair value adjustment was recorded.

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
September 30, 2022
Impaired loans	—	—	—
December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$58,342	$58,342	$58,342	$—	$—
Federal funds sold	1,049	1,049	1,049	—	—
Securities available for sale	671,752	671,752	—	671,752	—
Federal Home Loan Bank stock	18,350	18,350	18,350	—	—
Loans, net	2,588,727	2,445,989	—	2,445,989	—
Accrued interest receivable	10,786	10,786	10,786	—	—
Interest rate swaps	33,222	33,222	—	33,222	—
Financial liabilities:
Deposits	$2,822,847	$2,822,099	$—	$2,822,099	$—
Federal funds purchased	204,500	204,500	204,500	—	—
Subordinated notes, net	79,303	71,013	—	71,013	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	2,370	2,370	2,370	—	—
Interest rate swaps	16,073	16,073	—	16,073	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates; competitive pressures, including from non-bank competitors such as "fintech" companies; pricing pressures on loans and deposits; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the future implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; changes in local, national and international economic conditions, including rising rates of inflation; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the Russian invasion of Ukraine, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates; changes to U.S. tax laws, regulations and guidance; talent and labor shortages; the new 1% excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$23,004	$24,486	$71,071	$70,457
Tax-equivalent adjustment (1)	270	306	925	805
Net interest income on a FTE basis (non-GAAP)	23,274	24,792	71,996	71,262
Average interest-earning assets	3,322,521	3,212,283	3,371,915	3,099,066
Net interest margin on a FTE basis (non-GAAP)	2.78%	3.06%	2.85%	3.07%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$23,274	$24,792	$71,996	$71,262
Noninterest income	3,276	2,401	7,943	7,381
Adjustment for realized securities gains, net	—	(11)	—	(51)
Adjustment for losses on disposal of premises and equipment, net	—	—	27	29
Adjusted income	26,550	27,182	79,966	78,621
Noninterest expense	11,458	10,712	33,386	31,509
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	43.16%	39.41%	41.75%	40.08%

		September 30, 2022	December 31, 2021	September 30, 2021
Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)		$2,614,145	$2,456,196	$2,359,567
Less: PPP loans		(1,119)	(22,206)	(47,416)
Loans, net of PPP loans (non-GAAP)		2,613,026	2,433,990	2,312,151
Allowance for loan losses		25,418	28,364	28,098
Allowance for loan losses ratio, excluding PPP loans (non-GAAP) (3)		0.97%	1.17%	1.22%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three and nine months ended September 30, 2022 are compared to the results for the same periods in 2021, and the consolidated financial condition of the Company as of September 30, 2022 is compared to that as of December 31, 2021. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended September 30, 2022 was $11,602, or $0.69 per diluted common share, compared to $12,706, or $0.76 per diluted common share, for the three months ended September 30, 2021. The Company's annualized return on average assets and return on average equity for the three months ended September 30, 2022 were 1.32 percent and 21.01 percent, respectively, compared to 1.52 percent and 20.02 percent, respectively, for the three months ended September 30, 2021.

The decrease in net income for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in net interest income and an increase in salaries and employee benefits, partially offset by an increase in loan swap fees and a decrease in FDIC insurance expense.

Net interest income for the three months ended September 30, 2022 decreased $1,482, or 6.1 percent, compared to the three months ended September 30, 2021. The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowed funds due to rising interest rates, partially offset by an increase in interest income on securities and loans.

Noninterest income increased for the three months ended September 30, 2022 compared to the same period in 2021 due to loan swap fees earned in the third quarter of 2022. Noninterest expense increased $746 during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in salaries and employee benefits and occupancy expense, partially offset by a decrease in FDIC insurance expense.

Net income for the nine months ended September 30, 2022 was $37,453, or $2.23 per diluted common share, compared to $37,697, or $2.25 per diluted common share, for the nine months ended September 30, 2021. The Company's annualized return on average assets and return on average equity for the nine months ended September 30, 2022 were 1.43 percent and 21.57 percent, respectively, compared to 1.56 percent and 20.98 percent, respectively, for the nine months ended September 30, 2021.

The decrease in net income for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in noninterest expense and income tax expense, partially offset by a larger negative provision for loan losses and increases in net interest income and noninterest income. Income tax expense for the nine months ended September 30, 2022 included a one-time increase in state income tax expense of $671 for the reduction in deferred tax assets upon the enactment of changes in the Iowa bank franchise tax rates.

Net interest income for the nine months ended September 30, 2022 grew $614, or 0.9 percent, compared to the nine months ended September 30, 2021. The increase in net interest income was primarily due to the increase in interest income on securities and loans and the decrease in interest expense on FHLB advances, partially offset by an increase in interest expense on deposits and other borrowings due to rising interest rates. The Company recorded a negative provision for loan losses of $2,500 during the nine months ended September 30, 2022, compared to a negative provision of $1,500 for the nine months ended September 30, 2021. The negative provision in 2021 was due to the improvement in economic conditions and removal of pandemic-related restrictions on businesses, in addition to lack of loan losses for the Company since the onset of the COVID-19 pandemic. The negative provision in 2022 was due to the reversal of a specific reserve on an impaired loan and the sustained performance of loans after the expiration of COVID modifications and continued improvement in classified loans.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest income increased for the nine months ended September 30, 2022 compared to the same period in 2021 due to the loan swap fees earned in the third quarter of 2022. Noninterest expense increased $1,877 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in salaries and employee benefits expense, partially offset by a decrease in FDIC insurance expense.

Total loans outstanding increased $157,949, or 6.4 percent, during the first nine months of 2022. Excluding the impact of PPP loan activity, total loans outstanding increased $179,036, or 7.4 percent, during the first nine months of 2022. As of September 30, 2022, the allowance for loan losses was 0.97 percent of total outstanding loans, compared to 1.15 percent as of December 31, 2021. At September 30, 2022, the allowance for loan losses was 0.97 percent of total outstanding loans, excluding $1,119 of PPP loans (a non-GAAP financial measure), which are 100 percent guaranteed by the SBA, compared to 1.17 percent of outstanding loans, excluding $22,206 of PPP loans, as of December 31, 2021. Management believed the allowance for loan losses at September 30, 2022 was adequate to absorb any losses inherent in the loan portfolio as of that date.

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

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the nine months ended September 30, 2022	As of and for the six months ended June 30, 2022	As of and for the six months ended June 30, 2022
Return on average equity	21.57%	21.83%	9.41% - 16.90%
Efficiency ratio(1)	41.75%	41.05%	43.14% - 65.65%
Nonperforming assets to total assets	0.01%	0.01%	0.10% - 1.11%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on October 26, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend is payable on November 23, 2022, to stockholders of record on November 9, 2022.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2022 compared with the same periods in 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	Change %	2022	2021	Change	Change %
Net income	$11,602	$12,706	$(1,104)	(8.69)%	$37,453	$37,697	$(244)	(0.65)%
Average assets	3,475,894	3,325,522	150,372	4.52%	3,507,796	3,220,687	287,109	8.91%
Average stockholders' equity	219,065	251,770	(32,705)	(12.99)%	232,177	240,235	(8,058)	(3.35)%

Return on average assets	1.32%	1.52%	(0.20)%		1.43%	1.56%	(0.13)%
Return on average equity	21.01%	20.02%	0.99%		21.57%	20.98%	0.59%
Net interest margin (1)	2.78%	3.06%	(0.28)%		2.85%	3.07%	(0.22)%
Efficiency ratio (1) (2)	43.16%	39.41%	3.75%		41.75%	40.08%	1.67%
Dividend payout ratio	35.86%	31.27%	4.59%		33.27%	30.69%	2.58%
Average equity to average assets ratio	6.30%	7.57%	(1.27)%		6.62%	7.46%	(0.84)%

					As of September 30,
					2022	2021	Change
Nonperforming assets to total assets (2)					0.01%	0.28%	(0.27)%
Equity to assets ratio					5.65%	7.77%	(2.12)%
Tangible common equity ratio					5.65%	7.77%	(2.12)%
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

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2022	2021	Change	Change- %	2022	2021	Change	Change- %	2022	2021	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$498,268	$496,485	$1,783	0.36%	$6,144	$5,687	$457	8.04%	4.89%	4.54%	0.35%
Real estate (3)	2,074,692	1,837,251	237,441	12.92%	21,981	18,632	3,349	17.97%	4.20%	4.02%	0.18%
Consumer and other	6,902	3,619	3,283	90.72%	86	39	47	120.51%	5.01%	4.30%	0.71%
Total loans	2,579,862	2,337,355	242,507	10.38%	28,211	24,358	3,853	15.82%	4.34%	4.13%	0.21%

Securities:
Taxable	584,721	506,746	77,975	15.39%	3,147	2,412	735	30.47%	2.15%	1.90%	0.25%
Tax-exempt (3)	153,187	155,806	(2,619)	(1.68)%	1,051	940	111	11.81%	2.74%	2.41%	0.33%
Total securities	737,908	662,552	75,356	11.37%	4,198	3,352	846	25.24%	2.28%	2.02%	0.26%

Federal funds sold	4,751	212,376	(207,625)	(97.76)%	30	82	(52)	(63.41)%	2.51%	0.15%	2.36%
Total interest-earning assets (3)	$3,322,521	$3,212,283	$110,238	3.43%	32,439	27,792	4,647	16.72%	3.87%	3.43%	0.44%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$476,145	$490,653	$(14,508)	(2.96)%	679	208	471	226.44%	0.57%	0.17%	0.40%
Savings and money market	1,327,935	1,444,633	(116,698)	(8.08)%	4,461	1,452	3,009	207.23%	1.33%	0.40%	0.93%
Time deposits	343,862	210,465	133,397	63.38%	1,149	361	788	218.28%	1.33%	0.68%	0.65%
Total deposits	2,147,942	2,145,751	2,191	0.10%	6,289	2,021	4,268	211.18%	1.16%	0.37%	0.79%
Borrowed Funds:
Federal funds purchased	105,431	5,069	$100,362	1,979.92%	655	2	653	32,650.00%	2.46%	0.12%	2.34%
Subordinated notes, net	79,285	20,460	58,825	287.51%	1,106	254	852	335.43%	5.54%	4.93%	0.61%
Federal Home Loan Bank
advances	125,000	125,000	—	—%	649	656	(7)	(1.07)%	2.06%	2.08%	(0.02)%
Long-term debt	51,486	18,654	32,832	176.01%	466	66	400	606.06%	3.60%	1.40%	2.20%
Total borrowed funds	361,202	169,183	192,019	113.50%	2,876	978	1,898	194.07%	3.16%	2.29%	0.87%
Total interest-bearing
liabilities	$2,509,144	$2,314,934	$194,210	8.39%	9,165	2,999	8,064	205.60%	1.45%	0.51%	0.94%

Net interest income (FTE) (4)					$23,274	$24,793	$(1,519)	(6.13)%
Net interest spread (FTE)									2.42%	2.92%	(0.50)%
Net interest margin (FTE) (4)									2.78%	3.06%	(0.28)%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2022	2021	Change	Change- %	2022	2021	Change	Change- %	2022	2021	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$479,723	$538,579	$(58,856)	(10.93)%	$15,751	$17,880	$(2,129)	(11.91)%	4.39%	4.44%	(0.05)%
Real estate (3)	2,037,779	1,764,285	273,494	15.50%	60,678	53,712	6,966	12.97%	3.98%	4.07%	(0.09)%
Consumer and other	5,154	4,365	789	18.08%	173	146	27	18.49%	4.50%	4.48%	0.02%
Total loans	2,522,656	2,307,229	215,427	9.34%	76,602	71,738	4,864	6.78%	4.06%	4.16%	(0.10)%

Securities:
Taxable	611,647	403,873	207,774	51.45%	9,126	5,952	3,174	53.33%	1.99%	1.96%	0.03%
Tax-exempt (3)	160,226	133,074	27,152	20.40%	3,199	2,506	693	27.65%	2.66%	2.51%	0.15%
Total securities	771,873	536,947	234,926	43.75%	12,325	8,458	3,867	45.72%	2.13%	2.10%	0.03%

Federal funds sold	77,386	254,890	(177,504)	(69.64)%	179	226	(47)	(20.80)%	0.31%	0.12%	0.19%
Total interest-earning assets (3)	$3,371,915	$3,099,066	$272,849	8.80%	89,106	80,422	8,684	10.80%	3.53%	3.47%	0.06%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$513,106	$471,781	$41,325	8.76%	1,253	561	692	123.35%	0.33%	0.16%	0.17%
Savings and money market	1,505,834	1,369,861	135,973	9.93%	8,520	4,119	4,401	106.85%	0.76%	0.40%	0.36%
Time deposits	248,628	212,967	35,661	16.74%	1,813	1,213	600	49.46%	0.97%	0.76%	0.21%
Total deposits	2,267,568	2,054,609	212,959	10.36%	11,586	5,893	5,693	96.61%	0.68%	0.38%	0.30%
Borrowed funds:
Federal funds purchased	50,796	4,850	45,946	947.34%	812	4	808	20,200.00%	2.14%	0.11%	2.03%
Subordinated notes, net	43,955	20,457	23,498	114.87%	1,748	754	994	131.83%	5.32%	4.93%	0.39%
Federal Home Loan Bank
advances	125,000	145,421	(20,421)	(14.04)%	1,914	2,288	(374)	(16.35)%	2.05%	2.10%	(0.05)%
Long-term debt	51,490	20,104	31,386	156.12%	1,050	220	830	377.27%	2.73%	1.46%	1.27%
Total borrowed funds	271,241	190,832	80,409	42.14%	5,524	3,266	2,258	69.14%	2.72%	2.29%	0.43%
Total interest-bearing
liabilities	$2,538,809	$2,245,441	$293,368	13.07%	17,110	9,159	7,951	86.81%	0.90%	0.55%	0.35%

Net interest income (FTE) (4)					$71,996	$71,263	$733	1.03%
Net interest spread (FTE)									2.63%	2.92%	(0.29)%
Net interest margin (FTE) (4)									2.85%	3.07%	(0.22)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 300 basis points during the first nine months of 2022 and is expected to continue to raise the target federal funds rate into 2023. These increases have had an impact on the Company's net interest income and net interest margin and will impact the comparability of net interest income between 2022 and 2021.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three and nine months ended September 30, 2022 decreased by 28 and 22 basis points, respectively, compared to the three and nine months ended September 30, 2021. The primary driver of the decrease in the net interest margin was an increase in rates paid on deposits and borrowed funds and an increase in average borrowed funds balances. Tax-equivalent net interest income decreased $1,519 for the three months ended September 30, 2022 compared to the same time period in 2021. The decrease in net interest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the increase in the average borrowed funds balances and increases in rates paid on deposits and borrowed funds, partially offset by increases in loans and securities average balances and yields on loans and securities. The increase in net interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to increases in loans and securities average balances, partially offset by increases in average balances and rates paid on deposits and borrowed funds.

Tax-equivalent interest income on loans increased $3,853 and $4,864 for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. This increase in interest income was primarily driven by the increase in the average balance of commercial real estate loans and, for the three months ended September 30, 2022 compared to the same period in 2021, the increase in loan yields. The comparability of net interest income and net interest margin between 2022 and 2021 is impacted by the interest income from PPP loans, which is included in commercial loans. Included in commercial loans were PPP loans with interest income of $101 and $1,590 and yields of 17.89 percent and 9.28 percent for the three months ended September 30, 2022 and September 30, 2021, respectively. PPP loan interest income was $753 and $5,819 with yields of 14.02 percent and 6.46 percent for the nine months ended September 30, 2022 and September 30, 2021, respectively. Exclusive of the PPP loans, the yield on loans was 4.33 percent and 3.98 percent for the three months ended September 30, 2022 and September 30, 2021, respectively, and 4.03 percent for both the nine months ended September 30, 2022 and September 30, 2021.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in a rising rate environment as variable rate loans and loan renewals reprice at higher rates. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits increased $2,191 and $212,959 for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The rates paid on deposits increased 79 and 30 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in the cost of deposits were primarily due to changes in deposit mix, and increases in certain deposit rates in response to the increases in the target federal funds rate and market interest rate competition. The cost of deposits could increase further in a rising rate environment.

The average balance of borrowed funds increased $192,019 and $80,409 for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The Company increased variable-rate long-term debt by $34,500 in December 2021 and issued subordinated debt of $60,000 in June 2022. Average balances of federal funds purchased increased $100,362 and $45,946 for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The average rate paid on borrowed funds increased 87 and 43 basis points for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The cost of borrowed funds may continue to increase as the variable rate on long-term debt and federal funds purchased may increase if market rates continue to increase.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
In the first nine months of 2022, the Federal Reserve increased the target federal funds rate by a total of 300 basis points, and it is expected to make additional rate increases into 2023. These rate increases could improve reinvestment rates on loans and securities, but also increase the Company's cost of deposits and borrowed funds and increase the unrealized losses in the Company's securities portfolio.

Provision for Loan Losses and the Related Allowance for Loan Losses

The provision for loan losses represents a charge made to earnings to maintain an adequate allowance for loan losses. The adequacy of the allowance for loan losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. There was no provision for loan losses for the three months ended September 30, 2022 and September 30, 2021. The negative provisions for loan losses were $2,500 for the nine months ended September 30, 2022, compared to negative provisions of $1,500 for the nine months ended September 30, 2021. The negative provisions recorded in 2021 were due to improvements in economic conditions and removal of pandemic-related restrictions for businesses, in addition to lack of loan losses for the Company since the onset of the COVID-19 pandemic. The negative provisions in 2022 were due to the sustained performance of loans after the expiration of the COVID modifications, continued improvement in classified loans and the reversal of a specific reserve on an impaired loan. The impaired loan, which had a specific reserve of $2,500, was settled in the second quarter of 2022 resulting in a charge-off of $451.

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2022 and 2021 and related ratios.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Balance at beginning of period	$25,434	$28,042	$(2,608)	$28,364	$29,436	$(1,072)
Charge-offs	(31)	—	(31)	(482)	—	(482)
Recoveries	15	56	(41)	36	162	(126)
Net (charge-offs) recoveries	(16)	56	(72)	(446)	162	(608)
Provision for loan losses charged (credited) to operations	—	—	—	(2,500)	(1,500)	(1,000)
Balance at end of period	$25,418	$28,098	$(2,680)	$25,418	$28,098	$(2,680)

Average loans outstanding	$2,579,862	$2,337,355		$2,522,656	$2,307,229

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	0.00%	0.01%		(0.02)%	0.01%

Ratio of allowance for loan losses to average loans outstanding	0.99%	1.20%		1.01%	1.22%

Ratio of allowance for loan losses to total loans at end of period	0.97%	1.19%		0.97%	1.19%

Ratio of allowance for loan losses to total loans at end of period, excluding PPP loans(1)	0.97%	1.22%		0.97%	1.22%
(1) A non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The U.S. economy continues to be affected by the Federal Reserve's accommodative monetary policies initiated during the COVID-19 pandemic. Current economic concerns include the impact of sharp increases in interest rates, inflationary trends, continuing supply chain issues and labor shortages, wage pressures, and expectations of additional increases in the Federal Reserve target federal funds rate. In response to increasing inflation rates, the Federal Reserve increased the target federal funds rate by a total of 300 basis points in the first nine months of 2022. It is expected that additional rate increases will occur into 2023. The Company decreased certain qualitative factors used in the allowance for loan losses evaluation in the first nine months of 2022 based upon the sustained performance of loans after the expiration of COVID modifications and continued improvement in classified loans, no past due loans over 30 days, and the settlement of an impaired loan in June 2022 that previously had a $2,500 specific reserve. This resulted in a negative provision for the nine months ended September 30, 2022. Management believes the resulting allowance for loan losses as of September 30, 2022 was adequate to absorb any losses inherent in the loan portfolio at the end of the quarter.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following tables show the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended September 30,
Noninterest income:	2022	2021	Change	Change %
Service charges on deposit accounts	$553	$589	$(36)	(6.11)%
Debit card usage fees	498	490	8	1.63%
Trust services	780	695	85	12.23%
Increase in cash value of bank-owned life insurance	246	230	16	6.96%
Loan swap fees	835	—	835	N/A
Realized securities gains, net	—	11	(11)	(100.00)%
Other income:
All other income	364	386	(22)	(5.70)%
Total other income	364	386	(22)	(5.70)%
Total noninterest income	$3,276	$2,401	$875	36.44%

	Nine Months Ended September 30,
Noninterest income:	2022	2021	Change	Change %
Service charges on deposit accounts	$1,718	$1,749	$(31)	(1.77)%
Debit card usage fees	1,477	1,443	34	2.36%
Trust services	2,031	2,038	(7)	(0.34)%
Increase in cash value of bank-owned life insurance	709	690	19	2.75%
Loan swap fees	835	42	793	1,888.10%
Realized securities gains, net	—	51	(51)	(100.00)%
Other income:
All other income	1,173	1,368	(195)	(14.25)%
Total other income	1,173	1,368	(195)	(14.25)%
Total noninterest income	$7,943	$7,381	$562	7.61%

The increase in noninterest income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to loan swap fees of $835 earned in the third quarter of 2022. Additionally, revenue from trust services increased for the three months ended September 30, 2022 when compared to the same period in 2021, primarily due to one-time estate fees earned in 2022. The decrease in other income for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the recognition of net swap termination gains totaling $181 in March 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in other noninterest income. Refer to Note 5 to the financial statements for additional information.

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

	Three Months Ended September 30,
Noninterest expense:	2022	2021	Change	Change %
Salaries and employee benefits	$6,578	$6,018	$560	9.31%
Occupancy	1,315	1,203	112	9.31%
Data processing	644	616	28	4.55%
FDIC insurance	127	528	(401)	(75.95)%
Professional fees	250	212	38	17.92%
Director fees	209	176	33	18.75%
Other expenses:
Subscriptions and service contracts	651	424	227	53.54%
Business development	305	229	76	33.19%
Insurance expense	198	127	71	55.91%
Trust	137	181	(44)	(24.31)%
Consulting fees	66	70	(4)	(5.71)%
Marketing	60	54	6	11.11%
Charitable contributions	—	60	(60)	(100.00)%
Low income housing projects amortization	116	203	(87)	(42.86)%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	572	381	191	50.13%
Total other expenses	2,335	1,959	376	19.19%
Total noninterest expense	$11,458	$10,712	$746	6.96%

	Nine Months Ended September 30,
Noninterest expense:	2022	2021	Change	Change %
Salaries and employee benefits	$19,286	$17,298	$1,988	11.49%
Occupancy	3,643	3,630	13	0.36%
Data processing	1,924	1,835	89	4.85%
FDIC insurance	753	1,358	(605)	(44.55)%
Professional fees	669	763	(94)	(12.32)%
Director fees	599	581	18	3.10%
Other expenses:
Subscriptions and service contracts	1,619	1,269	350	27.58%
Business development	832	676	156	23.08%
Insurance expense	505	371	134	36.12%
Trust	412	459	(47)	(10.24)%
Consulting fees	241	223	18	8.07%
Marketing	184	156	28	17.95%
Charitable contributions	—	180	(180)	(100.00)%
Low income housing projects amortization	388	529	(141)	(26.65)%
New markets tax credit project amortization and management fees	689	689	—	—%
All other	1,642	1,492	150	10.05%
Total other expenses	6,512	6,044	468	7.74%
Total noninterest expense	$33,386	$31,509	$1,877	5.96%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, primarily due to an increase in expense related to restricted stock units, the addition of five commercial bankers from third quarter of 2021 through the third quarter of 2022, and normal operating increases. FDIC insurance expense decreased during the three and nine months ended September 30, 2022 when compared to the same time periods in 2021 primarily due to reductions in the assessment rate resulting from capital injections into the Bank in December 2021 and June 2022. Occupancy expense increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the increase in depreciation expense related to the new building in St. Cloud, Minnesota.

Subscriptions and service contracts increased for the three and nine months ended September 30, 2022 when compared to the same time periods in 2021, primarily due to increases in information technology and information security solutions. Business development expenses increased in 2022 as business development efforts have normalized following the initial period of the pandemic with increased in-person activities, and the addition of five commercial bankers.

Income Tax Expense

The Company recorded income tax expense of $3,220 (21.7 percent of pre-tax income) and $10,675 (22.2 percent of pre-tax income) for the three and nine months ended September 30, 2022, compared with $3,469 (21.4 percent of pre-tax income) and $10,132 (21.2 percent of pre-tax income) for the three and nine months ended September 30, 2021. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, and state income taxes. For the nine months ended September 30, 2022, income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. This future reduction in the state tax rate required the Company to reduce net deferred tax assets by $671 and in turn caused the one-time increase in 2022 tax expense.

Additionally, for the nine months ended September 30, 2022 and 2021, a tax benefit of $385 and $233, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first nine months of 2022 and 2021 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $1,101 and $1,026, respectively.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
FINANCIAL CONDITION

The Company had total assets of $3,517,517 as of September 30, 2022, compared to total assets of $3,500,201 as of December 31, 2021. Fluctuations in the balance sheet included increases in loans, deferred tax assets, other assets, federal funds purchased and subordinated debt and decreases in federal funds sold, securities and deposits.

Securities

Securities available for sale decreased by $87,070 during the nine months ended September 30, 2022. In the first three months of 2022, the Company purchased securities to improve the yield on excess liquidity while monitoring duration and interest rate risk. The impact of these purchases was offset by principal paydowns and the change in the fair value of the portfolio, which declined $141,629 in the first nine months of 2022. The decline in fair value was the result of increases in market interest rates and is not an indication of declining credit quality. These unrealized losses are recorded in accumulated other comprehensive loss, net of tax. Future increases in market interest rates could result in a further increase of the unrealized losses in the securities portfolio.

As of September 30, 2022, approximately 65 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Management currently believes these securities provide acceptable yields, have little to no credit risk and provide fairly consistent cash flows.

Loans and Nonperforming Assets

Loans outstanding increased $157,949 from $2,456,196 as of December 31, 2021 to $2,614,145 as of September 30, 2022. Changes in the loan portfolio during the first nine months of 2022 included increases of $131,689 in commercial real estate loans and $33,521 in commercial loans and a decrease of $17,709 in construction, land and land development loans. Included in the change in commercial loans was a decline of $21,087 in PPP loans. As of September 30, 2022, PPP loans outstanding totaled $1,119. The Company continues to focus on business development efforts in all of its markets. Exclusive of PPP loans, loan growth in the first nine months of 2022 was $179,036, or 7.4 percent.

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

	September 30, 2022	December 31, 2021	Change
Nonaccrual loans	$329	$8,948	$(8,619)
Loans past due 90 days and still accruing interest	—	—	—
Troubled debt restructured loans (1)	—	—	—
Total nonperforming loans	329	8,948	(8,619)
Other real estate owned	—	—	—
Total nonperforming assets	$329	$8,948	$(8,619)

Nonperforming loans to total loans	0.01%	0.36%	(0.35)%
Nonperforming assets to total assets	0.01%	0.26%	(0.25)%
(1)While TDR loans are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. TDR loans on nonaccrual status are categorized as nonaccrual. There were no TDR loans categorized as nonaccrual as of September 30, 2022. There were six TDR loans related to one borrower as of December 31, 2021, categorized as nonaccrual.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Premises and Equipment

The Company completed construction of a new office for its St. Cloud, Minnesota branch which opened in March 2022. At that time, the previously leased location was vacated. Additionally, the Company purchased land in the first quarter of 2022 for its new corporate headquarters to be located in West Des Moines, Iowa and construction began in the second quarter of 2022. Construction of a new office in Mankato, Minnesota began in the first quarter of 2022.

Deposits

Deposits decreased $193,158 during the first nine months of 2022. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers' own liquidity needs. The decline in deposit balances was not due to the loss of significant customer relationships, but was primarily attributable to customers using their own liquidity to fund business transactions, instead of using debt, and customers seeking higher yielding investment options. A large corporate customer completed significant business transactions during 2022 that were funded by existing cash balances, accounting for a significant portion of the decrease in deposits. Also, large depositors who had accumulated excess discretionary balances sought higher yields in Treasury securities and other investment options primarily as a result of the sharp increase in shorter term interest rates.

At September 30, 2022, the Company had $258,080 in brokered deposits, compared to $130,032 at December 31, 2021. Brokered deposits included fixed-rate deposits with terms through September 2024 and variable-rate deposits with terms through February 2024.

Subordinated Debt

On June 14, 2022, the Company issued $60,000 of subordinated notes (the Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that is expected to be three-month term Secured Overnight Financing Rate (SOFR) plus 2.41 percent, with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into West Bank, the Company's subsidiary.

Derivatives

At September 30, 2022 and December 31, 2021, the Company had interest rate swap contracts associated with loans, borrowed funds and deposits with a total notional amount of $535,733 and $427,008, respectively. The fair values of these derivative contracts are reported in other assets or other liabilities on the balance sheet. Changes in the fair values of the interest rate swap contracts resulted in a $29,335 increase in other assets and a $4,669 increase in other liabilities from December 31, 2021 to September 30, 2022 due to changes in forecasted yield curves.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on collateralized mortgage obligations and mortgage-backed securities, federal funds purchased, advances from the FHLB, and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $59,391 as of September 30, 2022 compared with $192,825 as of December 31, 2021.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our corporate customers' and municipal customers' own liquidity needs. The Company may utilize brokered deposits to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi, including IntraFi Network Deposits and IntraFi Funding, and through other third parties. At September 30, 2022, the Company had $258,080 in brokered deposits, which included fixed-rate deposits with terms through September 2024 and variable-rate deposits with terms through February 2024.

As of September 30, 2022, West Bank had additional borrowing capacity available from the FHLB of approximately $430,000, as well as approximately $4,000 through the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. Net cash from operating activities contributed $48,921 to liquidity for the nine months ended September 30, 2022. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity are sufficient to meet our liquidity and capital needs.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,707 and $3,986 as of September 30, 2022 and December 31, 2021, respectively.

West Bank has entered into a construction contract for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of September 30, 2022, $1,499 has been paid under this construction contract.

Capital

The Company's total stockholders' equity decreased to $198,764 at September 30, 2022 from $260,328 at December 31, 2021. The decrease was primarily the result of the increase in accumulated other comprehensive loss, partially offset by net income less dividends paid. At September 30, 2022, the Company's tangible common equity as a percent of tangible assets was 5.65 percent compared to 7.44 percent as of December 31, 2021. The increase in accumulated other comprehensive loss is primarily the result of the negative effect that rising interest rates have had on the unrealized market value adjustment of our available for sale investment portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of September 30, 2022.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$402,346	12.34%	$260,881	8.00%	$342,407	10.50%	$326,102	10.00%
West Bank	436,158	13.38%	260,716	8.00%	342,189	10.50%	325,894	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	316,928	9.72%	195,661	6.00%	277,187	8.50%	260,881	8.00%
West Bank	410,740	12.60%	195,537	6.00%	277,010	8.50%	260,716	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	296,928	9.11%	146,746	4.50%	228,271	7.00%	211,966	6.50%
West Bank	410,740	12.60%	146,652	4.50%	228,126	7.00%	211,831	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	316,928	8.85%	143,286	4.00%	143,286	4.00%	179,108	5.00%
West Bank	410,740	11.47%	143,221	4.00%	143,221	4.00%	179,026	5.00%

As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$319,329	10.89%	$234,670	8.00%	$308,004	10.50%	$293,337	10.00%
West Bank	354,846	12.10%	234,621	8.00%	307,941	10.50%	293,277	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	290,965	9.92%	176,002	6.00%	249,337	8.50%	234,670	8.00%
West Bank	326,482	11.13%	175,966	6.00%	249,284	8.50%	234,621	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	270,965	9.24%	132,002	4.50%	205,336	7.00%	190,669	6.50%
West Bank	326,482	11.13%	131,975	4.50%	205,294	7.00%	190,630	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	290,965	8.49%	137,065	4.00%	137,065	4.00%	171,331	5.00%
West Bank	326,482	9.53%	137,011	4.00%	137,011	4.00%	171,264	5.00%

The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2022, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

Scenario	% Change
300 basis points rising	(5.87)%
200 basis points rising	(3.95)%
100 basis points rising	(2.15)%
Base	—
100 basis points falling	2.08%

As of September 30, 2022, the estimated effect of a 300 basis point increase in interest rates would be a decrease of the Company’s net interest income by approximately 5.87 percent, or $5,440 over the twelve months ended September 30, 2023.

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

West Bancorporation, Inc.
(Registrant)

October 27, 2022	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

October 27, 2022	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)