Form 10-K
period 2022-12-31
WEST BANCORPORATION INC
filed 2023-02-23
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $389,961,582 (based on the closing price on the Nasdaq Global Select Market on that date of $24.34).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the most recent practicable date, February 22, 2023.

16,640,413 shares of common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement of West Bancorporation, Inc., which will be filed on or before March 7, 2023, is incorporated by reference into Part III hereof to the extent indicated in such Part.

(PAGE INTENTIONALLY LEFT BLANK)

West Bancorporation, Inc. and Subsidiary
“SAFE HARBOR” CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates, which has resulted in unrealized losses in our portfolio; competitive pressures, including from non-bank competitors such as “fintech” companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions, accounting standards (including as a result of the implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; changes in local, national and international economic conditions, including rising rates of inflation; changes in legal and regulatory requirements, limitations and costs; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company, the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the Russian invasion of Ukraine; widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their businesses; developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate and the development of other alternative reference rates; changes to U.S. tax laws, regulations and guidance; talent and labor shortages; the new 1 percent excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Development of Business

West Bancorporation, Inc. (the Company or West Bancorporation) is an Iowa corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). The Company was formed in 1984 to own West Bank, an Iowa-chartered bank headquartered in West Des Moines, Iowa. West Bank is a business-focused community bank that was organized in 1893. The Company’s primary activity during 2022 was the ownership of West Bank. The Company’s and West Bank’s only business is banking, and therefore, no segment information is presented in this report.

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

West Bancorporation, Inc. and Subsidiary

During 2022, the Company received a number of financial performance recognitions, including the following:
•West Bancorporation received national recognition from investment bank and research firm Raymond James in the annual Raymond James Community Bankers Cup, which identifies America’s top performing publicly traded community banks with assets between $500 million and $10 billion. The Raymond James Community Bankers Cup recognizes the top 10 percent of exchange-traded community banks based on various profitability, operational efficiency, and balance sheet metrics. Raymond James ranked West Bancorporation number 12 in the nation for 2021. West Bancorporation has been recognized for this award eight out of the last nine years.
•S&P Global Market Intelligence ranked West Bancorporation as the 13th best-performing community bank for 2021 with assets between $3 billion and $10 billion. The rankings were based on various measures related to profitability, growth and asset quality. This was the second consecutive year that West Bancorporation was recognized on this list.
•West Bancorporation was recognized as one of the nation’s top 200 banks with assets between $2 billion and $10 billion by American Banker, based on three-year average return on equity as of December 31, 2021. West Bank ranked 39th overall on American Banker’s list and was the top ranked bank of the eight Iowa and Minnesota banks on the list.
The Company continues to grow, as loans outstanding at the end of 2022 totaled $2.7 billion compared to $2.5 billion at the end of 2021, an increase of 11.7 percent. Total loans outstanding at the end of 2022 included $1.1 million of Paycheck Protection Program (PPP) loans, compared to $22.2 million at the end of 2021. Excluding PPP loans, total loans increased 12.6 percent in 2022. Total deposits declined 4.5 percent as of December 31, 2022 from the balances as of December 31, 2021. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. We anticipate that the current monetary policies of the Federal Reserve will continue to effect customer deposit activity and loan demand in 2023.
The Company declared and paid cash dividends on its common stock totaling $1.00 per share in 2022 and declared a $0.25 quarterly dividend on January 25, 2023, payable on February 22, 2023, to stockholders of record on February 8, 2023. The Company expects to continue paying regular quarterly dividends in the future. In the opinion of management, the capital position of the Company is strong. At December 31, 2022, the Company’s tangible common equity ratio was 5.84 percent compared to 7.44 percent at December 31, 2021. As of December 31, 2022 and 2021, the Company had no intangible assets or preferred stock outstanding. The decrease in the tangible common equity ratio was primarily due to the increase in accumulated other comprehensive loss related to the decline in market value of the securities portfolio, partially offset by net income less dividends paid in 2022. Additional information on capital can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company’s Business

West Bank provides full-service community banking and trust services to customers located primarily in the following metropolitan areas: Des Moines, Coralville and Iowa City, Iowa, and Rochester, Owatonna, Mankato and St. Cloud, Minnesota. West Bank has six offices in the Des Moines area, one office in Coralville, Iowa and one office in each of our four Minnesota markets. In 2022, West Bank completed construction of a permanent branch office in St. Cloud, Minnesota. Additionally, West Bank began construction of a new headquarters building in West Des Moines, Iowa and a permanent branch office in Mankato, Minnesota. West Bank offers many types of credit to its customers, including commercial, real estate and consumer loans. West Bank offers trust services, including the administration of estates, conservatorships, personal trusts and agency accounts.

West Bank offers a full range of deposit services, including checking, savings and money market accounts and time certificates of deposit. West Bank also offers online banking, mobile banking and treasury management services, which help to meet the banking needs of its customers. Treasury management services offered to business customers include cash management, client-generated automated clearing house transactions, remote deposit and fraud protection services. Also offered are merchant credit card processing and corporate credit cards.

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

West Bancorporation, Inc. and Subsidiary

As of December 31, 2022, we conducted banking operations through 11 locations in central and eastern Iowa and southern Minnesota. The economies in our market areas are well diversified. We believe that an important factor contributing to our historical performance and our ability to execute our strategic priorities is the vibrancy of our markets. Our markets are home to major financial services companies, healthcare systems, educational institutions, technology and agribusiness companies, and state and local governments. Our markets host major employers such as Principal Financial Group, Wells Fargo, John Deere, Mayo Clinic, University of Iowa, University of Iowa Health Care, UnityPoint Health, CentraCare Health Systems and IBM.

The markets in which we operate have generally experienced stable population growth over the past five years. Des Moines-West Des Moines is the largest metropolitan statistical area (MSA) in Iowa, while Iowa City and Coralville make up the fourth largest MSA in Iowa. Rochester and St. Cloud are the fourth and fifth largest MSAs in Minnesota. We believe our markets are stable and have weathered the economic challenges of the last few years relatively well. Unemployment rates in all our markets are below the national unemployment rate of 3.5 percent as of December 31, 2022.

The market areas served by West Bank are highly competitive with respect to both loans and deposits. West Bank competes with other commercial banks, credit unions, mortgage companies and other financial service providers, including financial technology (FinTech) companies. According to the Federal Deposit Insurance Corporation’s (FDIC) Summary of Deposits as of June 30, 2022, West Bank ranked eighth in the state of Iowa in terms of deposit share. Some of West Bank’s competitors are locally controlled, while others are regional, national or international companies. The larger, international, national or regional banks have certain competitive advantages due to their ability to undertake substantial advertising campaigns and allocate their investment assets to out-of-market geographic regions with potentially higher returns. Such banks also offer certain services, such as international and conduit financing transactions, which are not offered directly by West Bank. These larger banking organizations also have much higher legal lending limits than West Bank, and therefore, may be better able to service large regional, national and global commercial customers. The financial services industry has become even more competitive as a result of recent Federal Reserve rate increases and legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks, such as FinTech companies, to offer deposit and loan products and services traditionally provided by banks.

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

We believe that diversity encourages innovation and inclusion, and our team’s differences give us a competitive advantage. Our goal is to foster a culture in which those differences are valued and respected. Our team is made up of 173 full-time employees and 9 part-time employees. We are proud of our culturally and gender diverse workforce, with approximately 18 percent identifying as persons of color and approximately 55 percent as women. We have a number of multi-lingual employees at West Bank and strive to have at least one bilingual team member in all Central Iowa locations in customer-facing or customer service roles.

West Bancorporation, Inc. and Subsidiary

We continue to invest in initiatives aimed at the growth and readiness of our workforce, including our West Bank Women’s Impact Network (WIN). Since 2014, WIN connects and expands relationships among women at West Bank with women in our communities and our customers. The network builds a system of sponsors and mentors to provide more opportunities for women in leadership at West Bank and furthers our impact on the community through support and sponsorship of women’s leadership initiatives. 20 percent of West Bank’s current executive management team and 44 percent of officers and department managers are women. Currently, women comprise 23 percent of the directors on our Board.

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

Our approach also promotes longevity in our workforce. The average tenure of our employees is over nine years. 72 employees (40 percent) have been with West Bank for over ten years and 42 employees (23 percent) for over 15 years. Non-teller turnover was approximately 11 percent in 2022. We conduct periodic company-wide employee engagement surveys to assess employee satisfaction and engagement.

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

Environmental, Social, and Governance (ESG) & Corporate Responsibility

West Bancorporation, Inc. strives to be a good corporate citizen by operating as an employer that is committed to our vibrant and diverse workforce and by conducting business in an environmentally responsible manner. The Board carefully considers corporate social responsibility when it works with management to determine the Company’s strategic priorities and plans to achieve such priorities. We recognize that understanding our efforts to improve ESG practices is increasingly important to our stockholders, customers and employees. Learn more about our ESG practices on the Corporate Governance section of our website at www.westbankstrong.com under Investor Relations/Overview/Governance documents.

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

West Bancorporation, Inc. and Subsidiary

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In the third quarter of 2016, we elected to operate as a financial holding company. In order to maintain our status as a financial holding company, both the Company and West Bank must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or West Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of West Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities. As of December 31, 2022, we retained our election as a financial holding company, but we have not engaged in any activity and do not own any assets for which a financial holding company designation was required. The election affords the ability to respond more quickly to market developments and opportunities.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of estimated amount of total insured deposits. Prior to the COVID-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35 % by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, West Bank’s FDIC insurance assessment will increase beginning in 2023.

The DIF balance was $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter. The reserve ratio remained at 1.26% as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of West Bank’s total assets.

Bank Capital Requirements. Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the 2007-2008 global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

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

As of December 31, 2022: (i) West Bank was not subject to a directive from Iowa Division of Banking or the FDIC to increase its capital and (ii) West Bank was well-capitalized, as defined by FDIC regulations. West Bank also was in compliance with the capital conservation buffer.

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

Dividend Payments. The primary source of funds for the Company is dividends from West Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as West Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, West Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by West Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5 percent in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—Bank Capital Requirements” above.

West Bancorporation, Inc. and Subsidiary

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2023 are discussed under Risk Factors. West Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2022. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

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

The federal banking regulators have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the CRE Guidance, a financial institution that, like West Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these criteria, West Bank had concentrations of 80 percent and 398 percent, respectively, as of December 31, 2022. The purpose of the CRE Guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of commercial real estate concentrations. The CRE Guidance states that management should employ heightened risk management practices, including board and management oversight, strategic planning, development of underwriting standards, and risk assessment and monitoring through market analysis and stress testing. West Bank believes that its current risk management processes adequately address the regulatory guidance; however, there can be no guarantee of the effectiveness of the risk management processes on an ongoing basis.

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

The FASB issued a new accounting standard that became effective for the Company beginning on January 1, 2023. This standard, referred to as Current Expected Credit Loss (CECL), requires the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This changed the Company’s previous methodology of providing for loan losses that are probable. Utilizing objective and subjective factors, the Company now maintains, as of January 1, 2023, an allowance for credit losses, established through a provision for credit losses charged to expense, to cover its estimate of the current expected credit losses in its loan and securities portfolios. In determining the size of this allowance, the Company utilizes estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, including unemployment statistics, industry and peer bank loan quality indications, and other pertinent factors and information. Expected losses are difficult to forecast, especially if those losses stem from factors beyond the Company’s historical experience or are otherwise inconsistent with its credit quality assessments. If the Company’s assumptions are inaccurate, its current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary which would negatively impact its results of operations and financial condition. Any subsequent increase in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse impact on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for credit losses and could result in the need for additional capital.

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

If a significant portion of any unrealized losses in our portfolio of investment securities were to incur credit losses, we would recognize a material charge to our earnings, and our capital ratios would be adversely impacted.

Factors beyond our control can significantly influence the fair value of investment securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in realized losses in future periods.

We analyze our investment securities quarterly to determine whether, in the opinion of management, any of the securities have credit losses. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have credit losses, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have credit losses when it appears unlikely that we will receive all the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security with an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

At December 31, 2022, we had $138,732 of net unrealized losses in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 6.7 years, so we expect an increase in unrealized losses if interest rates continue to increase in 2023.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our customers or third-party vendors, denial or degradation of service attacks, and malware or other cyber attacks.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector due to cyber-criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, West Bank might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. If this were to occur and additional short-term borrowings or debt is needed for liquidity purposes in the future, there can be no assurance that such borrowings or debt would be available or, if available, would be on favorable terms. If we increase our short-term borrowings or debt, our cost of funds will increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company or West Bank realizing losses. At December 31, 2022, our borrowed funds increased to $485.9 million, compared to $199.9 million at December 31, 2021. The increase included $58.9 million in subordinated notes that were issued in June 2022, $30.0 million in FHLB advances associated with a long-term interest rate swap and $197.1 million in federal funds purchased and other short-term borrowings. As a result, our cost of funds has increased and caused a decline in our net interest income and net interest margin in 2022, as compared to 2021. Although we believe West Bank’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future.

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

We rely on customer deposits to be a low cost and stable source of funding. We compete with banks and other financial services companies, including digital asset service providers, for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our financial condition and results of operations.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by general macroeconomic factors, could have a material adverse impact on our business, results of operations and financial condition.

West Bancorporation, Inc. and Subsidiary

Changes in interest rates could negatively impact our financial condition and results of operations.

Earnings in the banking industry, particularly the community bank segment, are substantially dependent on net interest income, which is the difference between interest earned on interest-earning assets (securities and loans) and interest paid on interest-bearing liabilities (deposits and borrowings). Interest rates are sensitive to many factors, including government monetary and fiscal policies, domestic and international economic and political conditions and competition. If interest rates continue to increase, which is expected in 2023, banks will experience competitive pressures to further increase rates paid on deposits. It is currently expected that during 2023, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, will continue to increase interest rates to reduce the rate of inflation. In 2022, the FOMC increased, at various dates throughout the year, the target range for the federal funds rate from 0.00 percent to 0.25 percent to a range of 4.25 percent to 4.50 percent. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue in 2023. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which may negatively impact the entire national economy. In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other assets. Rising interest rates also may reduce the demand for loans and the value of fixed-rate securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

A large percentage of our securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our securities portfolio has declined in recent periods. At December 31, 2022, we had $138,732 of net unrealized losses in the securities portfolio. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities, primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market, and an increase in borrowing costs from increases in the federal funds rate. Community banks, such as West Bank, rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties.

West Bancorporation, Inc. and Subsidiary

Continued elevated levels of inflation could adversely impact our business, results of operations and financial condition.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.1 percent in 2022. Inflationary pressures are currently expected to continue into 2023. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

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

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability to effectively implement new technology. The widespread adoption of new technologies, including mobile banking services, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Many of our larger competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that could put West Bank at a competitive disadvantage.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions, are becoming active competitors to more traditional financial institutions.

The process of eliminating banks as intermediaries, known as “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various financial contracts, including adjustable-rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information starting after December 31, 2021 through June 30, 2023. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

West Bancorporation, Inc. and Subsidiary

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

Climate change could adversely affect our business, affect client activity levels and damage our reputation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Furthermore, the long-term impacts of climate change could have a negative impact on our customers and their businesses. Physical risks include extreme storms that damage or destroy property and inventory securing loans we make, or may interrupt our customers’ business operations, putting them in financial difficulty, and increasing the risk of default. Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

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

West Bancorporation, Inc. and Subsidiary

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

The holders of our 5.25% Fixed-to-Floating Rate Subordinated Notes due in 2032 and the holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

As of December 31, 2022, the Company had $20.6 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, West Bancorporation Capital Trust I, and $60.0 million aggregate principal amount outstanding of the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”). The junior subordinated debentures and the Notes are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities (TPS)) and the Notes before any dividends can be paid on its common stock, and in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures and the Notes must be satisfied before any distributions can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related TPS) for up to five years during which time no dividends may be paid to holders of the Company’s common stock. The Company’s ability to pay future distributions depends upon the earnings of West Bank and the issuance of dividends from West Bank to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the TPS are classified as a “dividend” by the Federal Reserve supervisory policies and therefore are subject to applicable restrictions and approvals imposed by the Federal Reserve Board.

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

West Bancorporation, Inc. and Subsidiary

ITEM 2.  PROPERTIES

The corporate office of the Company is located in the main office building of West Bank, at 1601 22nd Street in West Des Moines, Iowa. West Bank leases its main banking office, along with additional office space for operational departments. West Bank operates ten branch offices in addition to its main office. Four branch offices in the Des Moines, Iowa, metropolitan area are leased. Three of these branch offices are full-service locations, while one is a drive-up only, express location. West Bank also leases two full-service branch offices in Owatonna and Mankato, Minnesota. West Bank owns four full-service branch offices in Coralville and Waukee, Iowa, and Rochester and St. Cloud, Minnesota. We believe each of our facilities is adequate to meet our needs.
In March 2022, the Company completed construction of a new office for its St. Cloud, Minnesota branch. At that time, the previously leased location was vacated. In August 2021, West Bank purchased land in Mankato, Minnesota for the purpose of constructing a full-service office. Construction of the new office began in the first quarter of 2022 and is expected to be completed in 2023, upon which time the leased office in Mankato, Minnesota will be vacated.
West Bank also purchased land in West Des Moines, Iowa in the first quarter of 2022 for construction of its new corporate headquarters. Construction began in the second quarter of 2022 and is expected to be completed in 2024. Upon completion, our current headquarters will be vacated, which will coincide with lease expirations.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

West Bancorporation common stock is traded on the Nasdaq Global Select Market under the symbol “WTBA”. There were 152 holders of record of the Company’s common stock as of February 17, 2023, and an estimated 5,300 additional beneficial holders whose stock was held in street name by brokerages or fiduciaries.  The closing price of the Company’s common stock was $21.31 on February 17, 2023.

In the aggregate, cash dividends paid to common stockholders in 2022 and 2021 were $1.00 and $0.94 per common share, respectively. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis, and the dividends are paid quarterly. The Company intends to continue its policy of paying quarterly dividends; however, the ability of the Company to pay dividends in the future will depend primarily upon the earnings of West Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies. The ability of West Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.

West Bancorporation, Inc. and Subsidiary

The following performance graph provides information regarding the cumulative, five-year return on an indexed basis of the common stock of the Company as compared with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index prepared by S&P Global Market Intelligence. The indices assume the investment of $100 on December 31, 2017, in the common stock of the Company, the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index, with all dividends reinvested. The Company’s common stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
WTBA
Nasdaq Composite
S&P U.S. BMI Banks - Midwest Region Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
West Bancorporation, Inc.	100.00	78.46	109.43	86.25	143.58	122.87
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.39	111.10	95.52	126.19	108.91
*Source: S&P Global Market Intelligence.  Used with permission.  All rights reserved.

West Bancorporation, Inc. and Subsidiary

ITEM 6.  Reserved.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

INTRODUCTION

The Company’s financial highlights and key performance measures are presented in the table below.

	As of and for the Years Ended December 31
	2022	2021	2020
Performance Ratios
Return on average assets	1.32%	1.52%	1.19%
Return on average equity	20.71%	20.33%	15.49%
Efficiency ratio (1)(2)	43.70%	40.91%	41.96%
Nonperforming assets/total assets (1)(3)	0.01%	0.26%	0.51%
Net interest margin(2)	2.76%	3.05%	3.20%

Dividends and Per Share Data
Basic earnings per common share	$2.79	$3.00	$1.99
Diluted earnings per common share	2.76	2.95	1.98
Cash dividends per common share	1.00	0.94	0.84
Dividend payout ratio	35.82%	31.33%	42.23%
Dividend yield	3.91%	3.03%	4.35%

Operating Results and Year-End Balances
Net income	$46,399	$49,607	$32,712
Total assets	3,613,218	3,500,201	3,185,744
Securities available for sale	664,115	758,822	420,571
Loans	2,742,836	2,456,196	2,280,575
Deposits	2,880,408	3,016,005	2,700,994
Borrowings	485,855	199,866	222,385
Stockholders’ equity	211,112	260,328	223,695
Average equity to average assets ratio	6.39%	7.46%	7.71%
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
(3) As of December 31.

(dollars in thousands, except per share amounts)

The Company’s 2022 net income was $46,399, compared to $49,607 in 2021. Basic and diluted earnings per common share for 2022 were $2.79 and $2.76, respectively, compared to $3.00 and $2.95, respectively, in 2021. During 2022, we paid our common stockholders $16,619 ($1.00 per common share) in dividends compared to $15,543 ($0.94 per common share) in 2021. The dividend declared and paid in the first quarter of 2023 was $0.25 per common share.

Total assets were $3,613,218 at December 31, 2022, compared to $3,500,201 at December 31, 2021, a 3.2 percent increase. Our loan portfolio grew to $2,742,836 as of December 31, 2022, from $2,456,196 as of December 31, 2021. Loans included $1,117 of PPP loans as of December 31, 2022, compared to $22,206 as of December 31, 2021. Deposits decreased to $2,880,408 as of December 31, 2022, from $3,016,005 as of December 31, 2021. The decline in deposit balances was primarily attributable to customers using their own liquidity to fund business transactions, instead of incurring debt, and customers seeking higher yielding investment options.

The U.S economy continues to be affected by the Federal Reserve’s accommodative monetary policies initiated during the COVID-19 pandemic. Current economic concerns include the impact of sharp increases in interest rates as the Federal Reserve responds to inflationary trends, labor shortages and wage pressures, and the uncertainty of additional increases in the Federal Reserve target federal funds rate. In response to increasing inflation rates, the Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022. Additional rate increases are expected to occur in 2023. The extent of rate increases in 2023 will be largely dependent on inflation and employment data and how this data is interpreted by the Federal Reserve.

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

	West Bancorporation, Inc.	Peer Group Range
	As of and for the year ended December 31, 2022	As of and for the year ended December 31, 2022
Return on average equity	20.71%	9.97%-17.24%
Efficiency ratio(1)	43.70%	43.15%-63.62%
Nonperforming assets to total assets	0.01%	0.02%-1.08%

(1)    The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

The following discussion describes the consolidated operations and financial condition of the Company, including its subsidiary West Bank and West Bank’s special purpose subsidiaries. Results of operations for the year ended December 31, 2022 are compared to the results for the year ended December 31, 2021 and the consolidated financial condition of the Company as of December 31, 2022 is compared to December 31, 2021. Results of operations and financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2021 annual report on Form 10-K filed with the SEC on February 24, 2022.

(dollars in thousands, except per share amounts)

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

The measurement of the allowance for loan losses at December 31, 2022 included quantitative and qualitative factors. The historical net loan loss experience had virtually no impact on the measurement of the allowance for loan losses as West Bank has had cumulative net loan recoveries over the past five years. Management’s assessment of qualitative factors applied to loans collectively evaluated for impairment were influenced by economic conditions, trends in past due and classified loans and loan mix. Certain qualitative factors decreased in 2022 based upon the sustained performance of loans after the expiration of COVID-19 modifications, continued improvement in classified loans and no past due loans over 30 days for six consecutive quarters. The portion of the allowance for loan losses related to loans collectively evaluated for impairment decreased $391 to a total of $25,473, or 0.93 percent of outstanding loans, as of December 31, 2022 compared to $25,864, or 1.05 percent of outstanding loans, as of December 31, 2021. As of December 31, 2022, there were no specific reserves related to loans individually evaluated for impairment compared to $2,500 as of December 31, 2021. The specific reserve in 2021 was related to the credit quality of one borrower due to the severe economic impact of COVID-19 on its business. The specific impairment was determined after evaluating the value of the underlying collateral. This impaired loan was settled in the second quarter of 2022, resulting in a charge-off of $451.

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

	As and for the Years Ended December 31
	2022	2021	2020
Reconciliation of net interest income and net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$91,740	$95,059	$82,833
Tax-equivalent adjustment(1)	1,122	1,202	707
Net interest income on an FTE basis (non-GAAP)	92,862	96,261	83,540
Average interest-earning assets	3,361,091	3,152,138	2,614,342
Net interest margin on an FTE basis (non-GAAP)	2.76%	3.05%	3.20%

Reconciliation of efficiency ratio on an FTE basis to GAAP:
Net interest income on an FTE basis (non-GAAP)	$92,862	$96,261	$83,540
Noninterest income	10,208	9,729	9,602
Adjustment for realized securities gains, net	—	(51)	(77)
Adjustment for losses on disposal of premises and equipment, net	29	84	9
Adjusted income	103,099	106,023	93,074
Noninterest expense	45,051	43,380	39,054
Efficiency ratio on an adjusted and FTE basis (non-GAAP)(2)	43.70%	40.91%	41.96%

Reconciliation of allowance for loan losses ratio, excluding PPP loans:
Loans outstanding (GAAP)	$2,742,836	$2,456,196	$2,280,575
Less: PPP loans	(1,117)	(22,206)	(180,757)
Loans, net of PPP loans (non-GAAP)	2,741,719	2,433,990	2,099,818
Allowance for loan losses	25,473	28,364	29,436
Allowance for loan losses ratio, excluding PPP loans (non-GAAP)(3)	0.93%	1.17%	1.40%
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

(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS - 2022 COMPARED TO 2021

OVERVIEW

Net income for the year ended December 31, 2022 was $46,399, compared to $49,607 for the year ended December 31, 2021. Basic and diluted earnings per common share for 2022 were $2.79 and $2.76, respectively, and were $3.00 and $2.95, respectively for 2021.

The decrease in 2022 net income compared to 2021 was primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by a larger negative provision for loan losses and an increase in noninterest income. Net interest income declined $3,319, or 3.5 percent, in 2022 compared to 2021. The decrease in net interest income was primarily due to an increase in interest expense on deposits and borrowings due to rising rates, partially offset by an increase in interest income on loans and securities.

The Company recorded a negative provision for loan losses of $2,500 in 2022 compared to a negative provision for loan losses of $1,500 in 2021. The negative provision in 2022 was due to the reversal of a specific reserve on an impaired loan and the reduction of certain qualitative factors resulting from sustained performance of loans after the expiration of COVID-19 modifications and continued improvement in classified loans. The negative provision in 2021 was due to the reduction of certain qualitative factors resulting from improvement in economic conditions and lack of loan losses for the Company during the COVID-19 pandemic.

Noninterest income increased $479, or 4.9 percent, in 2022 compared to 2021, primarily due to an increase in loan swap fees. Noninterest expense grew $1,671, or 3.9 percent, in 2022 compared to 2021, primarily due to an increase in salaries and employee benefits, partially offset by a decrease in FDIC insurance expense.

The Company’s ratio of nonperforming assets to total assets decreased to 0.01 percent as of December 31, 2022, compared to 0.26 percent as of December 31, 2021. This decrease was primarily due to the settlement of an impaired loan in 2022. For more discussion on loan quality, see the “Loan Portfolio” and “Summary of the Allowance for Loan Losses” sections in this Item of this Form 10-K.

Net Interest Income

Net interest income decreased to $91,740 for 2022 from $95,059 for 2021, as the impact of the growth in average balances of interest-bearing liabilities and increase in average rate paid on interest-bearing liabilities exceeded the effects of the growth in average balances of interest-earning assets and increase in average yields on interest-earning assets. The net interest margin for 2022 decreased 29 basis points to 2.76 percent compared to 3.05 percent for 2021. The average yield on earning assets increased by 26 basis points, while the average rate paid on interest-bearing liabilities increased by 71 basis points. For additional analysis of net interest income, see the section captioned “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates; and Interest Differential” in this Item of this Form 10-K.

Provision for Loan Losses and Loan Quality

The allowance for loan losses, which totaled $25,473 as of December 31, 2022, represented 0.93 percent of total loans and 7,910.87 percent of nonperforming loans at year end, compared to 1.15 percent and 316.99 percent, respectively, as of December 31, 2021. A negative provision for loan losses of $2,500 was recorded in 2022 compared to a negative provision of $1,500 in 2021. The negative provision in 2022 was due to the reduction of certain qualitative factors resulting from sustained performance of loans after the expiration of the COVID-19 modifications, continued improvement in classified loans and the reversal of a specific reserve on an impaired loan. The impaired loan, which had a specific reserve of $2,500, was settled in 2022, resulting in a charge-off of $451. The negative provision in 2021 was due to the reduction of certain qualitative factors resulting from improvements in economic conditions and lack of loan losses for the Company during the COVID-19 pandemic.

Nonperforming loans at December 31, 2022 totaled $322, or 0.01 percent of total loans, a decrease from $8,948, or 0.36 percent of total loans, at December 31, 2021. The decrease in nonperforming loans at December 31, 2022, compared to December 31, 2021, was due to the settlement of an impaired loan in 2022 that previously had a $2,500 specific reserve. Nonperforming loans include loans on nonaccrual status, loans past due 90 days or more and still accruing interest, and loans that have been considered to be troubled debt restructured (TDR) due to the borrowers’ financial difficulties. The Company held no other real estate owned properties as of December 31, 2022 or 2021.

(dollars in thousands, except per share amounts)

Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other income” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest income:	2022	2021	Change	Change %
Service charges on deposit accounts	$2,194	$2,352	$(158)	(6.7)%
Debit card usage fees	1,969	1,948	21	1.1%
Trust services	2,709	2,671	38	1.4%
Increase in cash value of bank-owned life insurance	964	923	41	4.4%
Loan swap fees	835	66	769	1,165.2%
Realized securities gains, net	—	51	(51)	(100.0)%
Other income:
All other	1,537	1,718	(181)	(10.5)%
Total other income	1,537	1,718	(181)	(10.5)%
Total noninterest income	$10,208	$9,729	$479	4.9%
The increase in noninterest income in 2022 compared to 2021 was primarily due to loan swap fees of $835 earned in 2022 compared to $66 earned in 2021. Additionally, revenue from trust services increased in 2022 compared to 2021 primarily due to one-time estate fees earned in 2022. The decrease in other income for 2022 compared to 2021 was primarily due to the recognition of net swap termination gains totaling $181 in 2021. Interest rate swaps with a total notional amount of $150,000 were terminated and the pre-tax gains and losses were recorded in noninterest income. Additional information on interest rate swaps is included in Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.
Noninterest Expense

The following table shows the variance from the prior year in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “Other expenses” category that represent a significant portion of the total or a significant variance are shown.

	Years ended December 31
Noninterest expense:	2022	2021	Change	Change %
Salaries and employee benefits	$25,838	$23,226	$2,612	11.2%
Occupancy	4,913	5,162	(249)	(4.8)%
Data processing	2,597	2,465	132	5.4%
Subscriptions and service contracts	2,137	1,777	360	20.3%
FDIC insurance	996	1,818	(822)	(45.2)%
Professional fees	874	946	(72)	(7.6)%
Director fees	814	765	49	6.4%
Other expenses:
Business development	1,147	999	148	14.8%
Insurance expense	717	502	215	42.8%
Trust	539	593	(54)	(9.1)%
Consulting fees	339	302	37	12.3%
Marketing	246	224	22	9.8%
Charitable contributions	—	890	(890)	(100.0)%
Low income housing projects amortization	540	701	(161)	(23.0)%
New markets tax credit project amortization and management fees	919	919	—	—%
All other	2,435	2,091	344	16.5%
Total other	6,882	7,221	(339)	(4.7)%
Total noninterest expense	$45,051	$43,380	$1,671	3.9%

(dollars in thousands, except per share amounts)

Salaries and employee benefits increased in 2022 compared to 2021 primarily due to an increase in expense related to restricted stock units, the addition of five commercial bankers since the third quarter of 2021, and normal operating increases. Subscriptions and service contracts increased in 2022 compared to 2021, primarily due to increases in information technology and information security solutions. FDIC insurance expense decreased in 2022 compared to 2021 primarily due to a reduction in the assessment rate resulting from capital injections into West Bank in December 2021 and June 2022.

Business development expenses increased in 2022 as business development efforts have normalized following the initial period of the pandemic with increased in-person activities, and the addition of five commercial bankers. Insurance expense increased in 2022 compared to 2021 primarily due to expenses incurred in 2022 related to bank buildings that are under construction.

Income Taxes

The Company records a provision for income tax expense currently payable, along with a provision for those taxes payable or refundable in the future (deferred taxes). Deferred taxes arise from differences in the timing of certain items for financial statement reporting compared to income tax reporting and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal income tax expense for 2022 and 2021 was $9,165 and $9,833, respectively, while state income tax expense was approximately $3,833 and $3,468, respectively. The effective rate of income tax expense as a percent of income before income taxes was 21.9 percent and 21.2 percent, respectively, for 2022 and 2021. In 2022, income tax expense included a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. The future reduction in the state tax rate required the Company to reduce net deferred tax assets by $671 and in turn caused the one-time increase in 2022 tax expense.

The effective income tax rates differ from the federal statutory income tax rates primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, disallowed interest expense, stock compensation and state income taxes. The effective tax rate for both 2022 and 2021 was also impacted by federal income tax credits, including low income housing tax credits and a new markets tax credit from West Bank’s investment in a qualified community development entity, of approximately $1,468 and $1,368, respectively. The Company continues to maintain a valuation allowance against the tax effect of state net operating losses carryforwards as management believes it is likely that such carryforwards will expire without being utilized.

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

	2022			2021			2020
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans: (1) (2)
Commercial	$487,151	$22,742	4.67%	$525,228	$23,365	4.45%	$566,593	$22,328	3.94%
Real estate (3)	2,061,777	84,523	4.10%	1,796,118	72,579	4.04%	1,574,339	68,444	4.35%
Consumer and other	5,748	282	4.91%	4,193	182	4.34%	6,222	272	4.36%
Total loans	2,554,676	107,547	4.21%	2,325,539	96,126	4.13%	2,147,154	91,044	4.24%
Securities:
Taxable	592,186	12,524	2.11%	450,910	8,542	1.89%	322,695	7,818	2.42%
Tax-exempt (3)	155,803	4,197	2.69%	141,816	3,522	2.48%	55,589	1,774	3.19%
Total securities	747,989	16,721	2.24%	592,726	12,064	2.04%	378,284	9,592	2.54%
Interest-bearing deposits	58,426	203	0.35%	233,873	292	0.12%	88,904	304	0.34%
Total interest-earning assets (3)	3,361,091	124,471	3.70%	3,152,138	108,482	3.44%	2,614,342	100,940	3.86%
Noninterest-earning assets:
Cash and due from banks	23,842			41,141			53,874
Premises and equipment, net	43,299			31,291			28,957
Other, less allowance for
loan losses	80,553			46,612			42,610
Total noninterest-earning assets	147,694			119,044			125,441
Total assets	$3,508,785			$3,271,182			$2,739,783

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$505,889	2,458	0.49%	$477,988	769	0.16%	$371,153	747	0.20%
Savings and money market	1,452,034	15,814	1.09%	1,413,878	5,641	0.40%	1,128,631	7,008	0.62%
Time	291,732	4,357	1.49%	208,164	1,538	0.74%	215,224	3,501	1.63%
Total deposits	2,249,655	22,629	1.01%	2,100,030	7,948	0.38%	1,715,008	11,256	0.66%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	62,901	1,764	2.80%	4,620	5	0.11%	4,397	23	0.52%
Subordinated notes, net	52,873	2,867	5.42%	20,458	1,008	4.93%	20,445	1,016	4.97%
Federal Home Loan Bank
advances	128,863	2,669	2.07%	140,274	2,944	2.10%	178,191	4,705	2.64%
Long-term debt	51,489	1,680	3.26%	20,995	316	1.51%	24,912	400	1.61%
Total borrowed funds	296,126	8,980	3.03%	186,347	4,273	2.29%	227,945	6,144	2.70%
Total interest-bearing liabilities	2,545,781	31,609	1.24%	2,286,377	12,221	0.53%	1,942,953	17,400	0.90%
Noninterest-bearing liabilities:
Demand deposits	708,667			709,009			544,211
Other liabilities	30,284			31,783			41,399
Stockholders’ equity	224,053			244,013			211,220
Total liabilities and
stockholders’ equity	$3,508,785			$3,271,182			$2,739,783

Net interest income (4)/net interest spread (3)		$92,862	2.46%		$96,261	2.91%		$83,540	2.96%
Net interest margin (3) (4)			2.76%			3.05%			3.20%
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

(dollars in thousands, except per share amounts)

Net Interest Income

The Company’s largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and the actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and is expected to continue to raise the target federal funds rate in 2023. The magnitude and pace of increases in 2023 is unknown at this time. The increases in 2022 have had an impact on the Company’s net interest income and net interest margin and will impact the comparability of net interest income between 2022 and 2021.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. For the years ended December 31, 2022, 2021 and 2020, the Company’s net interest margin on a tax-equivalent basis was 2.76, 3.05 and 3.20 percent, respectively. There was a decrease of $3,399 in tax-equivalent net interest income in 2022 compared to 2021.

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

	2022 Compared to 2021			2021 Compared to 2020
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans: (1)
Commercial	$(1,744)	$1,121	$(623)	$(1,706)	$2,743	$1,037
Real estate (2)	10,877	1,067	11,944	9,189	(5,054)	4,135
Consumer and other	74	26	100	(88)	(2)	(90)
Total loans (including fees)	9,207	2,214	11,421	7,395	(2,313)	5,082
Securities:
Taxable	2,903	1,079	3,982	2,669	(1,945)	724
Tax-exempt (2)	363	312	675	2,218	(470)	1,748
Total securities	3,266	1,391	4,657	4,887	(2,415)	2,472
Interest-bearing deposits	(335)	246	(89)	269	(281)	(12)
Total interest income (2)	12,138	3,851	15,989	12,551	(5,009)	7,542
Interest Expense
Deposits:
Interest-bearing demand	47	1,642	1,689	190	(168)	22
Savings and money market	156	10,017	10,173	1,509	(2,876)	(1,367)
Time	795	2,024	2,819	(111)	(1,852)	(1,963)
Total deposits	998	13,683	14,681	1,588	(4,896)	(3,308)
Borrowed funds:
Federal funds purchased and
other short-term borrowings	591	1,168	1,759	1	(19)	(18)
Subordinated debt, net	1,748	111	1,859	1	(9)	(8)
Federal Home Loan Bank advances	(237)	(38)	(275)	(897)	(864)	(1,761)
Long-term debt	756	608	1,364	(60)	(24)	(84)
Total borrowed funds	2,858	1,849	4,707	(955)	(916)	(1,871)
Total interest expense	3,856	15,532	19,388	633	(5,812)	(5,179)
Net interest income (2) (3)	$8,282	$(11,681)	$(3,399)	$11,918	$803	$12,721
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

(dollars in thousands, except per share amounts)

Tax-equivalent interest income and fees on loans increased $11,421 for the year ended December 31, 2022, compared to 2021. The improvement was primarily due to an increase of $229,137 in the average balance of loans in 2022 compared to 2021. Additionally, the average yield on loans increased 8 basis points in 2022 compared to 2021. Average loan balances for the year ended December 31, 2022 included $5,656 of PPP loans, compared to average PPP loan balances of $98,593 for the year ended December 31, 2021. Interest income recognized on PPP loans, which includes the amortization of origination fees paid by the Small Business Administration (SBA), was $759 for the year ended December 31, 2022, resulting in a yield of 13.41 percent. Interest income recognized on PPP loans in 2021 was $6,731, resulting in a yield of 6.83 percent. Exclusive of PPP loans, the yield on loans was 4.19 percent and 4.01 percent for the years ended December 31, 2022 and 2021, respectively. The increase in the yield on loans was primarily due to the repricing of variable rate loans and loan growth and renewals in a rising rate environment.

The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in a rising rate environment as variable-rate loans and loan renewals reprice at higher rates. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

Tax-equivalent interest income on securities increased $4,657 for the year ended December 31, 2022, compared to 2021. The average balance of securities available for sale in 2022 was $155,263 higher than in 2021, primarily as a result of securities purchased during 2021 and 2022 to improve the yield on excess liquidity. The yield on available for sale securities increased by 20 basis points in 2022 compared to 2021.

Interest expense on deposits increased $14,681 for the year ended December 31, 2022, compared to 2021. The average balance of interest bearing deposits increased $149,625 in 2022 compared to 2021, which included an increase of average brokered deposits of $64,161. The rates paid on deposits increased 63 basis points in 2022 compared to 2021. The increase in the cost of deposits was primarily due to increases in short-term brokered deposit balances and other changes in deposit mix, increases in certain deposit rates in response to increases in the target federal funds rate and market interest rate competition. The Federal Reserve increased the targeted federal funds rate by a total of 425 basis points in 2022, which has had a direct impact on the cost of deposits and market competition. The cost of deposits will likely increase further in a rising rate environment.

Interest expense on borrowed funds increased $4,707 for the year ended December 31, 2022, compared to 2021. The average balance of borrowed funds increased $109,779 in 2022 compared to 2021. The rate paid on borrowed funds increased 74 basis points in 2022 compared to 2021. The Company increased variable-rate long-term debt by $34,500 in December 2021 and issued subordinated debt of $60,000 in June 2022. Average balances of federal funds purchased and other short-term borrowings increased $58,281 in 2022 compared to 2021 to support loan growth. The average rate of these federal funds purchased and other short-term borrowings increased by 269 basis points in 2022 compared to 2021. The cost of borrowed funds will likely increase further in a rising rate environment.

The Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022. The Federal Reserve may continue to make additional rate increases in 2023. These rate increases could improve reinvestment rates on loans and securities, but also increase the Company’s cost of deposits and borrowed funds and increase the unrealized losses in the Company’s securities portfolio.

SECURITIES PORTFOLIO

The balance of securities available for sale decreased by $94,707 as of December 31, 2022, compared to December 31, 2021. In the first quarter of 2022, the Company purchased securities to improve the yield on excess liquidity while monitoring duration and interest rate risk. The purchases were offset by principal paydowns and the change in the fair value of the portfolio, which declined $132,008 in 2022. The decline in fair value was the result of increases in market interest rates and is not an indication of declining credit quality. These unrealized losses are recorded in accumulated other comprehensive loss, net of tax. Future increases in market interest rates could result in a further increase of the unrealized losses in the securities portfolio.

Securities available for sale as a percentage of total assets is elevated over historical levels which resulted from the deployment of excess liquidity during 2021 and 2022 to the securities portfolio as an earning asset alternative for excess liquidity from increased levels of core deposits. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities are used to fund loan growth.

(dollars in thousands, except per share amounts)

As of December 31, 2022, approximately 63 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. Those securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities. All collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), or the SBA. The securities issued by state and political subdivisions are diversified among municipalities in 26 states.

The following table sets forth the weighted average yield by contractual maturity by security type as of December 31, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The collateralized mortgage obligations and mortgage-backed securities have monthly paydowns that are not reflected in the table.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
Securities available for sale:
State and political subdivisions (1)	—%	—%	1.85%	2.39%	2.35%
Collateralized mortgage obligations	—	—	2.48	1.67	1.68
Mortgage-backed securities	—	—	1.61	1.72	1.69
Collateralized loan obligations	—	—	5.89	—	5.89
Corporate notes	—	—	3.26	—	3.26
	—%	—%	3.35%	1.91%	2.11%
(1)    Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent and are adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt investment securities.

As of December 31, 2022, the gross unrealized losses of $138,736 in the Company’s securities portfolio were considered to be temporary in nature due to market interest rate fluctuations, not reduced estimated cash flows. The Company has the ability and the intent to hold the related securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity. However, management may decide to sell securities with unrealized losses at a future date for liquidity purposes, or to manage interest rate risk.

For additional information regarding the Company’s securities portfolio, see Note 3 and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

LOAN PORTFOLIO
The Company seeks to create growth in commercial lending, which primarily includes commercial real estate, multi-family, and commercial and industrial lending, by offering customer-focused products and competitive pricing and by capitalizing on the positive trends in its market areas. It is the objective of the Company’s credit policies to diversify the commercial loan portfolio to limit concentrations in any single industry. As of December 31, 2022, the majority of all loans were originated directly by West Bank to borrowers within West Bank’s market areas. As of December 31, 2022, total loans were approximately 95.2 percent of total deposits and 75.9 percent of total assets.

Loans outstanding at the end of 2022 increased 11.7 percent compared to the end of 2021. Changes in the loan portfolio during 2022 included increases of $241,722 in commercial real estate loans and $26,381 in commercial loans. Exclusive of PPP loans, loan growth in 2022 was $307,729, or 12.6 percent. The Company continues to focus on business development efforts in all of its markets. We believe that loan growth could slow down in 2023 as a result of uncertainty and diversity in economic outlooks, labor and wage challenges and the impact of higher interest rates on overall cash flows and debt service capabilities.

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

(dollars in thousands, except per share amounts)

The Company follows a loan policy approved by West Bank’s Board of Directors. The loan policy is reviewed at least annually and is updated as considered necessary. The policy establishes lending limits, review criteria and other guidelines for loan administration and the allowance for loan losses, among other things. Loans are approved in accordance with the applicable guidelines and underwriting policies. Loans to any one borrower are limited by state banking laws. Loan officer lending authorities vary according to the individual loan officer’s experience and expertise.

As of December 31, 2022 and 2021, there were no loans that were past due 30 days or more.

Nonperforming loans declined to $322 at December 31, 2022, compared to $8,948 at December 31, 2021. The decrease was due to the settlement of an impaired loan in 2022. The nonperforming loans at December 31, 2022 and 2021 consisted of one and two borrowing relationships, respectively.

The watch classification of loans decreased to $54,231 as of December 31, 2022 from $64,025 as of December 31, 2021. The decrease was primarily due to the improvement in risk rating for a previously classified commercial real estate loan. This relationship was upgraded primarily due to the sustained improvement in financial performance.

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

(dollars in thousands, except per share amounts)

Commercial loans secured by real estate, including construction, land and land development, totaled $2,134,954, or 77.7 percent of total loans, at December 31, 2022. Non-owner occupied commercial real estate loan concentrations and the weighted average LTV by property type as of December 31, 2022 and 2021 are shown in the following table. LTV is determined using the maximum credit exposure of the loan compared to the most recent appraisal data on the property obtained in accordance with the Company’s lending policies.

	As of December 31
	2022			2021
	Balance	% of CRE non-owner occupied Portfolio	Weighted Average LTV	Balance	% of CRE non-owner occupied Portfolio	Weighted Average LTV
Non-owner occupied:
Multifamily	$371,224	21.0%	69%	$435,097	27.8%	71%
Medical & senior care facilities	249,127	14.1	65	220,726	14.1	59
Warehouse & trucking	169,462	9.6	67	153,022	9.8	69
Hotels	216,539	12.3	68	203,967	13.0	68
Mixed use	100,985	5.7	67	72,039	4.6	63
Offices	139,163	7.9	71	134,106	8.6	70
Land for development	114,428	6.5	62	96,687	6.2	63
All other	405,261	22.9	not available	249,265	15.9	not available
	$1,766,189	100.0%		$1,564,909	100.0%

The following table summarizes non-owner occupied commercial real estate loans by property type by risk rating as of December 31, 2022. Risk ratings are defined in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	As of December 31, 2022
	Risk Rating
	Total	1-3	4	5	6	7	8
Non-owner occupied:
Multifamily	$371,224	$25,451	$263,872	$81,901	$—	$—	$—
Medical & senior care facilities	249,127	93,983	127,337	27,807	—	—	—
Warehouse & trucking	169,462	57,157	96,866	15,439	—	—	—
Hotel	216,539	—	92,227	78,856	45,456	—	—
Mixed use	100,985	12,723	57,079	23,513	7,670	—	—
Offices	139,163	16,549	103,684	18,930	—	—	—
Land for development	114,428	2,621	107,996	3,764	47	—	—
All other	405,261	71,374	330,067	3,820	—	—	—
	$1,766,189	$279,858	$1,179,128	$254,030	$53,173	$—	$—

As of December 31, 2022, there were no non-owner occupied commercial real estate loans that were past due 30 days or more.

(dollars in thousands, except per share amounts)

Maturities of Loans

The contractual maturities of the Company’s loan portfolio are shown in the following tables. Actual repayments may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	As of December 31, 2022
	Within one year	After one but within five years	After five but within 15 years	After 15 years	Total
Commercial	$179,987	$229,801	$96,118	$13,290	$519,196
Real estate:
Construction, land and land development	190,273	158,333	14,408	—	363,014
1-4 family residential first mortgages	6,764	64,921	3,526	—	75,211
Home equity	3,480	6,842	—	—	10,322
Commercial	62,817	1,005,599	665,677	37,847	1,771,940
Consumer and other	5,096	2,196	—	—	7,292
	$448,417	$1,467,692	$779,729	$51,137	$2,746,975

		After one but within five years	After five but within 15 years	After 15 years
Loan maturities after one year with:
Fixed rates
Commercial		$148,531	$56,042	$—
Real estate:
Construction, land and land development		112,192	9,078	—
1-4 family residential first mortgages		62,425	1,681	—
Home equity		1,035	—	—
Commercial		964,167	444,025	12,326
Consumer and other		1,805	—	—
Total fixed-rate loans		1,290,155	510,826	12,326

Variable rates
Commercial		81,270	40,076	13,290
Real estate:
Construction, land and land development		46,141	5,330	—
1-4 family residential first mortgages		2,496	1,845	—
Home equity		5,807	—	—
Commercial		41,432	221,652	25,521
Consumer and other		391	—	—
Total variable-rate loans		177,537	268,903	38,811
		$1,467,692	$779,729	$51,137

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

(dollars in thousands, except per share amounts)

Factors considered in establishing an appropriate allowance include: the borrower’s financial condition; the value and adequacy of loan collateral; the condition of the local economy and the borrower’s specific industry; the levels and trends of loans by segment; and a review of delinquent and classified loans. The quarterly evaluation focuses on factors such as specific loan reviews, changes in the components of the loan portfolio given economic conditions, and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth is sufficient to repay the loan; delinquency status; criticism of the loan in a regulatory examination; the suspension of interest accrual; or other factors, including whether the loan has other special or unusual characteristics that suggest special monitoring is warranted. The Company’s concentration risks include geographic concentration in central and eastern Iowa and southern Minnesota. The local economies are composed primarily of agriculture, financial service and health care industries, and state and county governments.

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

	Analysis of the Allowance for Loan Losses for the Years Ended December 31
	2022	2021	2020
Ratio of net (charge-offs) recoveries during the
period to average loans outstanding by segment:
Commercial	—%	0.02%	—%
Real estate:
Construction, land and land development	—	—	—
1-4 family residential first mortgages	—	—	—
Home equity	—	—	—
Commercial	(0.02)%	—	—
Consumer and other	—	—	—
Total	(0.02)%	0.02%	0.01%
Ratio of allowance for loan losses to total
loans at the end of period	0.93%	1.15%	1.29%
Ratio of allowance for loan losses to total
loans at the end of period, excluding PPP
loans(1)	0.93%	1.17%	1.40%
Ratio of nonaccrual loans to total loans at
end of period	0.01%	0.36%	0.71%
Ratio of allowance for loan losses to total
nonaccrual loans at the end of period	7,910.87%	316.99%	181.77%
Ratio of net (charge-offs) recoveries to total
loans at end of period	(0.01)%	0.02%	0.01%
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

	As of December 31
	2022		2021		2020
	Amount	%*	Amount	%*	Amount	%*
Balance at end of
period applicable to:
Commercial	$4,804	18.90%	$4,776	20.03%	$4,718	26.40%
Real estate:
Construction, land
and land development	3,548	13.21	3,646	14.60	2,634	10.32
1-4 family residential
first mortgages	357	2.74	339	2.69	360	2.58
Home equity	101	0.38	91	0.34	114	0.41
Commercial	16,575	64.50	19,466	62.19	21,535	60.04
Consumer and other	88	0.27	46	0.15	75	0.25
	$25,473	100.00%	$28,364	100.00%	$29,436	100.00%
* Percent of loans in each category to total loans.

The allocation of the allowance for loan losses is dependent upon the change in balances outstanding in the various categories; the historical net loss experience by category, which can vary over time; specific reserves for loans considered impaired; and management’s assessment of economic and other qualitative factors that may influence potential losses in the loan portfolio. The U.S. economy continues to be affected by the Federal Reserve’s accommodative monetary policies initiated during the COVID-19 pandemic. Current economic concerns include the impact of sharp increases in interest rates as the Federal Reserve responds to inflationary trends, labor shortages and wage pressures, and the uncertainty of additional increases in the Federal Reserve target federal funds rate. In response to increasing inflation rates, the Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022. Additional rate increases are expected to occur in 2023. The Company decreased certain qualitative factors used in the allowance for loan losses evaluation in 2022 based upon the sustained performance of loans after the expiration of COVID-19 modifications and continued improvement in classified loans, no past due loans over 30 days, and the settlement of an impaired loan in 2022 that previously had a $2,500 specific reserve. This resulted in a negative provision for 2022.

As of December 31, 2022 and December 31, 2021, there were $0 and $2,500 in specific reserves related to loans individually evaluated for impairment, respectively. The specific reserve in 2021 resulted from the downgrade in credit quality of one borrower due to the severe economic impact of COVID-19 on its business. This impaired loan was settled in 2022, resulting in a net charge-off of $451. The portion of the allowance for loan losses related to loans collectively evaluated for impairment decreased $391 to a total of $25,473, or 0.93 percent of outstanding loans, as of December 31, 2022 compared to $25,864, or 1.05 percent of outstanding loans, as of December 31, 2021. Based upon the quarterly evaluations, management determined a provision for loan losses of negative $2,500 was appropriate for the year ended December 31, 2022. This negative provision was due to the reversal of a specific reserve on an impaired loan and the sustained performance of loans after the expiration of COVID-19 modifications and continued improvement in classified loans. Management believed the allowance for loan losses as of December 31, 2022 was adequate to absorb the losses inherent in the loan portfolio.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under the update, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the estimated increases or decreases of expected credit losses that have taken place during the period. The amendment requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, in addition to the credit quality of the Company’s portfolio.

(dollars in thousands, except per share amounts)

The Company adopted the CECL standard effective January 1, 2023. During the first quarter of 2023, the Company will finalize all internal processes related to the adoption of CECL. The Company will also recognize a one-time cumulative effect adjustment to the allowance for credit losses in the first quarter of 2023 with the offset to retained earnings, net of tax. Based on preliminary projections, the Company is estimating an increase to the allowance for credit losses, including the allowance for unfunded commitments, of between $4,500 and $5,500 upon adoption. The Company does not expect a material allowance for credit losses to be recorded on the available for sale securities portfolio under the newly codified CECL model. See Note 1 to the consolidated financial statements for additional information regarding the Company’s adoption of CECL.

Additional details on the allowance for loan losses are included in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

DEPOSITS

Deposits totaled $2,880,408 as of December 31, 2022, which was 4.5 percent lower than the total as of December 31, 2021. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers’ own liquidity needs. The decline in deposit balances was primarily due to customers using their own liquidity to fund business transactions, instead of incurring debt, and customers seeking higher yielding investment options. A large corporate customer completed significant business transactions during 2022 that were funded by accumulated cash balances, accounting for a significant portion of the decrease in deposits. Also, large core depositors who had accumulated excess discretionary balances sought higher yields in Treasury securities and other investment options primarily as a result of the sharp increase in shorter term interest rates.

At December 31, 2022, the Company had $272,691 in brokered deposits, compared to $176,008 at December 31, 2021. Brokered deposits included fixed-rate time deposits with maturities through September 2024 and variable-rate deposits with terms through February 2024. Brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for those deposits during the years indicated.

	Years ended December 31
	2022		2021		2020
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$708,667	—%	$709,009	—%	$544,211	—%
Interest-bearing demand:
Reward Me checking	54,641	0.12	52,960	0.08	47,435	0.15
Insured cash sweep	139,807	0.80	125,402	0.34	94,042	0.46
Other interest-bearing demand	311,441	0.41	299,626	0.10	229,677	0.11
Money market:
Insured cash sweep	323,970	1.01	308,136	0.36	266,837	0.60
Other money market	967,953	1.26	959,314	0.45	737,801	0.70
Savings	160,111	0.24	146,428	0.14	123,993	0.18
Time	291,732	1.49	208,164	0.74	215,224	1.63
	$2,958,322		$2,809,039		$2,259,220

Management expects the average interest rates on deposits will increase in 2023 as the Federal Reserve increased the target federal funds rate throughout 2022 by a total of 425 basis points and is expected to continue to increase the target federal funds rate in 2023. To limit the Company’s exposure to market interest rate changes, interest rate swaps are in place on $110,000 of deposit balances that effectively convert certain customer deposits with variable rates to fixed-rate instruments.

(dollars in thousands, except per share amounts)

The following table shows the amounts and remaining maturities of time certificates of deposit with balances of $100 or more as of December 31, 2022.

3 months or less	$146,167
Over 3 through 6 months	110,865
Over 6 through 12 months	116,934
Over 12 months	8,885
$382,851
Approximately 91 percent of the total time deposits issued by West Bank mature in the next year, including brokered time deposits. It is anticipated that a significant portion of these time deposits will be renewed. In the event a substantial volume of core time deposits is not renewed, management believes the Company has sufficient liquid assets and borrowing lines to offset the potential runoff.

We participate in a reciprocal deposit network which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. We consider these reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. Time deposits as of December 31, 2022 and 2021, included $122,915 and $92,210, respectively, of reciprocal deposits. Included in total deposits as of December 31, 2022 and 2021, were $155,888 and $178,366, respectively, of reciprocal interest-bearing checking and $186,160 and $412,027, respectively, of reciprocal money market deposits.

The following table shows the portion of time deposits in excess of the insurance limit by maturity.

3 months or less	$99,763
Over 3 through 6 months	66,873
Over 6 through 12 months	53,735
Over 12 months	2,002
$222,373

Total uninsured deposits were $1,412,955, $1,312,933 and $1,297,848 as of December 31, 2022, 2021 and 2020, respectively.

BORROWED FUNDS

The fluctuation in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company’s balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or FHLB advances. Federal funds purchased and other short-term borrowings increased from $2,880 as of December 31, 2021 to $200,000 as of December 31, 2022. The $200,000 as of December 31, 2022 was comprised of overnight and short-term FHLB advances.

The Company had $155,000 of short-term FHLB advances outstanding at December 31, 2022 associated with long-term interest rate swaps. The Company has entered into long-term interest rate swap agreements with a total notional amount of $155,000 to hedge the interest payments of one-month rolling funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from September 2023 through June 2029 and fixed rates ranging from 1.63 percent to 3.64 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

On December 15, 2021, the Company entered into a credit agreement with an unaffiliated commercial bank and borrowed $40,000. This credit agreement replaced a prior credit agreement with the same commercial bank that had a remaining balance of $5,500. The additional borrowing was used to make a capital injection into the Company’s subsidiary, West Bank. Interest is payable quarterly. Required quarterly principal payments begin in May 2023. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which was 6.50 percent as of December 31, 2022.

(dollars in thousands, except per share amounts)

On June 14, 2022, the Company issued $60,000 of subordinated notes (Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning June 15, 2027, the interest rate will reset quarterly to a floating rate per annum that is expected to be three-month term Secured Overnight Financing Rate (SOFR) plus 2.41 percent, with payments due quarterly. The Company may redeem the Notes, in whole or in part, on and after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into West Bank, the Company’s subsidiary.

The Company has an interest rate swap with a notional amount of $20,000 which converts variable-rate subordinated debentures to fixed-rate debt. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. This interest rate swap has a fixed rate of 4.81 percent and matures in September 2026.

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

LIQUIDITY AND CAPITAL RESOURCES

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company’s principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by West Bank’s asset-liability management policy.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our corporate customers’ and municipal customers’ own liquidity needs. The Company may utilize brokered deposits to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi, including IntraFi Network Deposits and IntraFi Funding, and through other third parties. At December 31, 2022, the Company had $272,691 in brokered deposits, which included fixed-rate time deposits with maturities through September 2024 and variable-rate deposits with terms through February 2024.

As of December 31, 2022, West Bank had additional borrowing capacity available from the FHLB of approximately $372,000, as well as approximately $3,830 at the Federal Reserve discount window and $67,000 through unsecured federal funds lines of credit with correspondent banks. West Bank had no amounts outstanding at the Federal Reserve discount window or under the unsecured federal funds lines as of December 31, 2022. Net cash from continuing operating activities contributed $59,439, $57,878 and $42,285 to liquidity for the years ended December 31, 2022, 2021 and 2020, respectively. Management believed that the combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided the Company with sufficient liquidity as of December 31, 2022.

(dollars in thousands, except per share amounts)

West Bank has entered into a construction contract for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of December 31, 2022, $7,371 had been paid under this construction contract. Additionally, West Bank began construction of a new office in Mankato, Minnesota in 2022, which had a remaining construction commitment of $6,520 as of December 31, 2022.

The Company’s total stockholders’ equity decreased to $211,112 as of December 31, 2022 from $260,328 as of December 31, 2021. The decrease was primarily the result of the increased accumulated other comprehensive loss, partially offset by net income less dividends paid. At December 31, 2022, tangible common equity as a percent of tangible assets was 5.84 percent compared to 7.44 percent as of December 31, 2021. The increase in accumulated other comprehensive loss was the result of the negative effect that rising interest rates have had on the market value adjustment of our available for sale securities portfolio. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital. As of December 31, 2022 and 2021, the Company had no intangible assets.

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital requirements are more fully discussed under the heading “Supervision and Regulation” included in Item 1 and in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. As of December 31, 2022, the Company and West Bank met all capital adequacy requirements to which they were subject, and the Company’s and West Bank’s capital ratios were in excess of the requirements to be well-capitalized under capital regulations. Also, as of December 31, 2022, the ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

(dollars in thousands, except per share amounts)

The following table presents the estimated change in net interest income for one year under several scenarios of assumed interest rate changes for the rate shock levels shown. The change in each interest rate scenario represents the difference between estimated net interest income in the unchanged interest rate scenario, or the base case, and the estimated net interest income in each of the alternative interest rate scenarios. The net interest income in each scenario is based on parallel yield curve changes in the interest rates applied to a static balance sheet. These do not reflect the earnings expectations of management.

	Net Interest Income at
	December 31, 2022
Change in Interest Rates	Amount	% Change
300 basis points rising	$86,907	(7.24)%
200 basis points rising	89,003	(5.00)
100 basis points rising	90,990	(2.88)
Base case	93,690	—
100 basis points falling	96,460	2.96
200 basis points falling	103,052	9.99

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. The assumptions used in our interest rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results may differ from those projections set forth above due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and customer behavior. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

For modeling purposes, as of December 31, 2021, the model simulations projected that 100 and 200 basis point ratable increases in interest rates would result in positive variances in net interest income of 0.99 percent and 2.85 percent, respectively, relative to the flat-rate case over the next 12 months. The model simulations as of December 31, 2021 indicated that our projected balance sheet was slightly asset sensitive in comparison to a liability sensitive balance sheet as of December 31, 2022. The increase in liability sensitivity was partly due to changes in the sensitivity assumptions of our deposits and changes in the mix of balance sheet liabilities. Sensitivity assumptions of deposits were adjusted to be more reflective of actual depositor behavior during the unprecedented interest rate increases in 2022. The change in mix of deposits, brokered funds and short term borrowings and the increase of short term funding on the balance sheet at December 31, 2022 compared to December 31, 2021 has also increased the liability sensitivity of the balance sheet.

West Bancorporation, Inc. and Subsidiary
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of West Bancorporation, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Loan Losses
As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses (allowance) is an amount that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectability of loans and prior loss experience. At December 31, 2022, the Company’s total loans were $2.7 billion and the associated allowance was $25.5 million. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio at the balance sheet date. The allowance consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific component”), which represents none of the allowance at December 31, 2022, and the valuation allowance for loans collectively evaluated for impairment (“general component”), which represents $25.5 million at December 31, 2022. The Company’s general component was developed based on historical loss ratios adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are an annualized rate based on the loss history. The qualitative factors include the Company’s lending policies and procedures, nature and volume of the portfolio, experience, depth and ability of lending management, volume and severity of past due, nonaccrual and classified loans, quality of the Company’s loan review system, value of underlying collateral, trends in commercial real estate loans, existence and effect of any concentrations and effects of other external factors. The evaluation of these qualitative factors requires that management make significant judgements regarding these factors, which may significantly impact the estimated reserve.

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
February 22, 2023

We have served as the Company’s auditor since 1998.

West Bancorporation, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of West Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited West Bancorporation, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated February 22, 2023 expressed an unqualified opinion.

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
February 22, 2023

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2022 and 2021

(dollars in thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$24,896	$17,555
Interest-bearing deposits	1,643	175,270
Cash and cash equivalents	26,539	192,825
Securities available for sale, at fair value	664,115	758,822
Federal Home Loan Bank stock, at cost	19,336	9,965
Loans	2,742,836	2,456,196
Allowance for loan losses	(25,473)	(28,364)
Loans, net	2,717,363	2,427,832
Premises and equipment, net	53,124	34,568
Accrued interest receivable	11,988	8,890
Bank-owned life insurance	44,573	43,609
Deferred tax assets, net	36,609	10,819
Other assets	39,571	12,871
Total assets	$3,613,218	$3,500,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$693,563	$720,136
Interest-bearing demand	536,226	548,242
Savings and money market	1,237,954	1,550,636
Time	412,665	196,991
Total deposits	2,880,408	3,016,005
Federal funds purchased and other short-term borrowings	200,000	2,880
Subordinated notes, net	79,369	20,465
Federal Home Loan Bank advances	155,000	125,000
Long-term debt	51,486	51,521
Accrued expenses and other liabilities	35,843	24,002
Total liabilities	3,402,106	3,239,873
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,640,413 and 16,554,846 shares issued and outstanding at December 31, 2022 and 2021, respectively	3,000	3,000
Additional paid-in capital	32,021	30,183
Retained earnings	267,562	237,782
Accumulated other comprehensive loss	(91,471)	(10,637)
Total stockholders’ equity	211,112	260,328
Total liabilities and stockholders’ equity	$3,613,218	$3,500,201

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands, except per share data)	2022	2021	2020
Interest income:
Loans, including fees	$107,095	$95,585	$90,668
Securities:
Taxable	12,524	8,542	7,818
Tax-exempt	3,527	2,861	1,443
Interest-bearing deposits	203	292	304
Total interest income	123,349	107,280	100,233
Interest expense:
Deposits	22,629	7,948	11,256
Federal funds purchased and other short-term borrowings	1,764	5	23
Subordinated notes	2,867	1,008	1,016
Federal Home Loan Bank advances	2,669	2,944	4,705
Long-term debt	1,680	316	400
Total interest expense	31,609	12,221	17,400
Net interest income	91,740	95,059	82,833
Provision for loan losses	(2,500)	(1,500)	12,000
Net interest income after provision for loan losses	94,240	96,559	70,833
Noninterest income:
Service charges on deposit accounts	2,194	2,352	2,360
Debit card usage fees	1,969	1,948	1,632
Trust services	2,709	2,671	2,078
Increase in cash value of bank-owned life insurance	964	923	593
Loan swap fees	835	66	1,572
Realized securities gains, net	—	51	77
Other income	1,537	1,718	1,290
Total noninterest income	10,208	9,729	9,602
Noninterest expense:
Salaries and employee benefits	25,838	23,226	21,591
Occupancy	4,913	5,162	4,879
Data processing	2,597	2,465	2,331
Subscriptions and service contracts	2,137	1,777	1,333
FDIC insurance	996	1,818	1,210
Professional fees	874	946	927
Director fees	814	765	868
Other expenses	6,882	7,221	5,915
Total noninterest expense	45,051	43,380	39,054
Income before income taxes	59,397	62,908	41,381
Income taxes	12,998	13,301	8,669
Net income	$46,399	$49,607	$32,712

Basic earnings per common share	$2.79	$3.00	$1.99
Diluted earnings per common share	$2.76	$2.95	$1.98
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)	2022	2021	2020
Net income	$46,399	$49,607	$32,712
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(132,009)	(14,684)	6,681
Plus: reclassification adjustment for net gains realized in net income	—	(51)	(77)
Other	(22)	—	—
Income tax (expense) benefit	33,372	3,720	(1,667)
Other comprehensive income (loss) on securities	(98,659)	(11,015)	4,937
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	23,595	8,047	(22,278)
Plus: reclassification adjustment for net losses realized in net income	206	8,284	4,156
Plus: reclassification adjustment for amortization of derivative termination costs	—	—	31
Income tax (expense) benefit	(5,976)	(4,107)	4,569
Other comprehensive income (loss) on derivatives	17,825	12,224	(13,522)
Total other comprehensive income (loss)	(80,834)	1,209	(8,585)
Comprehensive income (loss)	$(34,435)	$50,816	$24,127

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-in	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$—	16,379,752	$3,000	$27,260	$184,821	$(3,261)	$211,820
Net income	—	—	—	—	32,712	—	32,712
Other comprehensive loss, net of tax	—	—	—	—	—	(8,585)	(8,585)
Cash dividends declared, $0.84 per common share	—	—	—	—	(13,815)	—	(13,815)
Stock-based compensation costs	—	—	—	2,312	—	—	2,312
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	89,520	—	(749)	—	—	(749)
Balance, December 31, 2020	—	16,469,272	3,000	28,823	203,718	(11,846)	223,695
Net income	—	—	—	—	49,607	—	49,607
Other comprehensive income, net of tax	—	—	—	—	—	1,209	1,209
Cash dividends declared, $0.94 per common share	—	—	—	—	(15,543)	—	(15,543)
Stock-based compensation costs	—	—	—	2,573	—	—	2,573
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,574	—	(1,213)	—	—	(1,213)
Balance, December 31, 2021	—	16,554,846	3,000	30,183	237,782	(10,637)	260,328
Net income	—	—	—	—	46,399	—	46,399
Other comprehensive loss, net of tax	—	—	—	—	—	(80,834)	(80,834)
Cash dividends declared, $1.00 per common share	—	—	—	—	(16,619)	—	(16,619)
Stock-based compensation costs	—	—	—	3,357	—	—	3,357
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	85,567	—	(1,519)	—	—	(1,519)
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$46,399	$49,607	$32,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,500)	(1,500)	12,000
Net amortization and accretion	2,965	2,111	1,892
Securities gains, net	—	(51)	(77)
Stock-based compensation	3,357	2,573	2,312
Increase in cash value of bank-owned life insurance	(964)	(923)	(593)
Depreciation	1,498	1,504	1,499
(Benefit) provision for deferred income taxes	1,583	82	(3,025)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,098)	2,341	(4,097)
(Increase) decrease in other assets	1,005	2,118	(490)
Increase in accrued expenses and other liabilities	9,194	16	152
Net cash provided by operating activities	59,439	57,878	42,285
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	—	30,374	139,819
Proceeds from maturities and calls of securities available for sale	79,959	95,733	76,065
Purchases of securities available for sale	(120,077)	(481,140)	(232,409)
Purchases of Federal Home Loan Bank stock	(75,092)	(2,329)	(9,338)
Proceeds from redemption of Federal Home Loan Bank stock	65,721	4,087	10,106
Net increase in loans	(287,031)	(175,193)	(341,887)
Purchase of bank-owned life insurance	—	—	(7,200)
Purchases of premises and equipment	(21,311)	(8,743)	(2,319)
Net cash used in investing activities	(357,831)	(537,211)	(367,163)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(135,597)	315,011	686,238
Net increase (decrease) in federal funds purchased	197,120	(2,495)	2,715
Net increase (decrease) in Federal Home Loan Bank advances	30,000	(50,000)	(5,000)
Proceeds from subordinated notes	58,756	—	—
Proceeds from long-term debt	—	34,500	—
Principal payments on long-term debt	(35)	(4,537)	(1,366)
Common stock dividends paid	(16,619)	(15,543)	(13,815)
Restricted stock units withheld for payroll taxes	(1,519)	(1,213)	(749)
Net cash provided by financing activities	132,106	275,723	668,023
Net increase (decrease) in cash and cash equivalents	(166,286)	(203,610)	343,145
Cash and Cash Equivalents:
Beginning	192,825	396,435	53,290
Ending	$26,539	$192,825	$396,435

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$28,868	$12,641	$18,531
Income taxes	10,630	13,380	11,190
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1. Organization and Nature of Business and Summary of Significant Accounting Policies

Organization and nature of business:  West Bancorporation, Inc. operates in the commercial banking industry through its wholly-owned subsidiary, West Bank. West Bank is a state chartered bank and has its main office in West Des Moines, Iowa, with five additional offices located in the Des Moines, Iowa, metropolitan area, one office located in Coralville, Iowa, and four offices located in Minnesota, in the cities of Rochester, Owatonna, Mankato and St. Cloud. As used herein, the term “Company” refers to West Bancorporation, Inc., or if the context dictates, West Bancorporation, Inc. and its subsidiary.

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

Cash and cash equivalents and cash flows:  For statement of cash flow purposes, the Company considers cash, due from banks and interest-bearing deposits to be cash and cash equivalents. Cash inflows and outflows from loans, deposits, federal funds purchased and short-term borrowings and FHLB advances are reported on a net basis.

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

Federal Home Loan Bank stock: West Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). No ready market exists for the FHLB stock, and it has no quoted market value. The Company evaluates this asset for impairment on a quarterly basis and determined there was no impairment as of December 31, 2022. All shares of FHLB stock are issued and redeemed at par value.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at the time of foreclosure. Any write-downs in value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information at least annually. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense. As of December 31, 2022 and 2021, the Company had no other real estate owned.

Trust assets:  Assets held by West Bank in fiduciary or agency capacities, other than trust cash on deposit at West Bank, are not included in the consolidated balance sheets of the Company, as such assets are not assets of West Bank. The Company managed or administered accounts with assets totaling $550,994 and $462,105 as of December 31, 2022 and 2021, respectively.

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
Deferred compensation: The West Bancorporation, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) provides certain individuals with additional deferral opportunities in planning for retirement. Eligible participants, including directors and key officers of the Company, may choose to voluntarily defer receipt of a portion of their respective cash compensation. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code. Liabilities accrued under the Deferred Compensation Plan totaled $648 and $432 as of December 31, 2022 and 2021, respectively.

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

In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amends the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of this date and will adopt the standard effective January 1, 2023.

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

The Company is finalizing the processes and assumptions related to the CECL model, including validations and determining the implementation impact as of January 1, 2023. The Company has made preliminary estimates of the implementation impact based on the current status of the CECL model, which are subject to change based on continued finalization of procedures and implementation efforts including execution of internal control framework.

The Company expects to recognize a one-time cumulative adjustment to the allowance for credit losses in the first quarter of 2023. Based on the preliminary estimates, the Company is expecting an increase to its allowance for credit losses, including the allowance for unfunded commitments, of between $4,500 and $5,500 upon adoption. The ongoing impact of CECL is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgments. The transition adjustment to record the allowance for credit losses, which remains subject to further review and analysis by the Company’s management team, may fall outside of the estimated range based on material changes to these factors.

The Company does not expect a material allowance for credit losses to be recorded on the available for sale securities portfolio under the newly codified CECL model. The Company performs a quarterly analysis of the risk of credit losses on the available for sale portfolio. Based on this assessment, we deemed the risk of loss to be minimal.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment in this update extends the period of time preparers can utilize reference rate reform relief guidance in Topic 848, discussed above. ASU No. 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024. The Company does not expect the updates within Topic 848 to have a material impact on our financial statements.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 2. Earnings per Common Share

The calculation of earnings per common share and diluted earnings per common share is presented below for the years ended December 31, 2022, 2021 and 2020.

(in thousands, except per share data)	2022	2021	2020
Net income	$46,399	$49,607	$32,712

Weighted average common shares outstanding	16,620	16,534	16,447
Weighted average effect of restricted stock units outstanding	178	255	68
Diluted weighted average common shares outstanding	16,798	16,789	16,515

Basic earnings per common share	$2.79	$3.00	$1.99
Diluted earnings per common share	$2.76	$2.95	$1.98
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	152	—	243

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 3. Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses and fair value of securities available for sale, by security type as of December 31, 2022 and 2021.

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$242,823	$4	$(49,472)	$193,355
Collateralized mortgage obligations (1)	338,875	—	(57,247)	281,628
Mortgage-backed securities (1)	169,451	—	(29,171)	140,280
Collateralized loan obligations	37,948	—	(1,137)	36,811
Corporate notes	13,750	—	(1,709)	12,041
	$802,847	$4	$(138,736)	$664,115

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
State and political subdivisions	$231,903	$3,161	$(2,617)	$232,447
Collateralized mortgage obligations (1)	325,406	1,627	(6,260)	320,773
Mortgage-backed securities (1)	157,607	167	(2,714)	155,060
Collateralized loan obligations	37,880	59	(157)	37,782
Corporate notes	12,750	62	(52)	12,760
	$765,546	$5,076	$(11,800)	$758,822

(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $293,017 and $295,961 as of December 31, 2022 and 2021, respectively, were pledged to secure access to the Federal Reserve discount window, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of December 31, 2022, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	2022
	Amortized Cost	Fair Value
Due after five years through ten years	$71,192	$64,809
Due after ten years	223,329	177,398
	294,521	242,207
Collateralized mortgage obligations and mortgage-backed securities	508,326	421,908
	$802,847	$664,115

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The details of the sales of securities available for sale for the years ended December 31, 2022, 2021 and 2020 are summarized in the following table.

	2022	2021	2020
Proceeds from sales	$—	$30,374	$139,819
Gross gains on sales	—	282	1,801
Gross losses on sales	—	231	1,724
The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of December 31, 2022 and 2021.

	2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$74,676	$(11,556)	$118,487	$(37,916)	$193,163	$(49,472)
Collateralized mortgage obligations	107,449	(14,484)	174,179	(42,763)	281,628	(57,247)
Mortgage-backed securities	31,350	(4,556)	108,930	(24,615)	140,280	(29,171)
Collateralized loan obligations	14,468	(480)	22,343	(657)	36,811	(1,137)
Corporate notes	9,185	(1,315)	2,856	(394)	12,041	(1,709)
	$237,128	$(32,391)	$426,795	$(106,345)	$663,923	$(138,736)

	2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
State and political subdivisions	$121,574	$(1,223)	$33,894	$(1,394)	$155,468	$(2,617)
Collateralized mortgage obligations	241,320	(6,149)	2,352	(111)	243,672	(6,260)
Mortgage-backed securities	140,168	(2,714)	—	—	140,168	(2,714)
Collateralized loan obligations	22,821	(157)	—	—	22,821	(157)
Corporate notes	4,198	(52)	—	—	4,198	(52)
	$530,081	$(10,295)	$36,246	$(1,505)	$566,327	$(11,800)
As of December 31, 2022, securities available for sale with unrealized losses included 117 state and political subdivisions, 79 collateralized mortgage obligations, 27 mortgage-backed securities, six collateralized loan obligations and eight corporate notes. Collateralized loan obligations are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At December 31, 2022, the Company only owned collateralized loan obligations that were rated AAA or AA. The Company believes the unrealized losses on securities available for sale as of December 31, 2022 were due to market conditions rather than reduced estimated cash flows. At December 31, 2022, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, the Company does not consider these securities to have other than temporary impairment as of December 31, 2022.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 4. Loans and Allowance for Loan Losses

Loans consisted of the following segments as of December 31, 2022 and 2021.

	2022	2021
Commercial	$519,196	$492,815
Real estate:
Construction, land and land development	363,014	359,258
1-4 family residential first mortgages	75,211	66,216
Home equity	10,322	8,422
Commercial	1,771,940	1,530,218
Consumer and other	7,292	3,797
	2,746,975	2,460,726
Net unamortized fees and costs	(4,139)	(4,530)
	$2,742,836	$2,456,196
Included in commercial loans at December 31, 2022 and 2021, were $1,117 and $22,206, respectively, of loans originated in the Paycheck Protection Program (PPP). The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted on December 27, 2020 and the American Rescue Plan Act, enacted on March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA. Therefore, no allowance for loan losses is allocated to PPP loans.

The loan portfolio included $1,919,948 and $1,719,109 of fixed-rate loans and $827,027 and $741,617 of variable-rate loans as of December 31, 2022 and 2021, respectively.

Real estate loans of approximately $1,190,000 were pledged as security for FHLB advances as of December 31, 2022 and 2021.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders or executive officers (commonly referred to as related parties), all of which have been originated, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. None of these loans are past due, on nonaccrual status or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that the Company considered adversely classified at December 31, 2022 or 2021. Loan transactions with related parties were as follows for the years ended December 31, 2022 and 2021.

	2022	2021
Balance, beginning of year	$143,768	$119,600
New loans	42,371	35,450
Repayments	(20,650)	(11,282)
Effect of change in classification	(9,700)	—
Balance, end of year	$155,789	$143,768

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the recorded investment in impaired loans by segment, broken down by loans with no related allowance and loans with a related allowance and the amount of that allowance as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	322	322	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	322	322	—	349	349	—
With an allowance recorded:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
	—	—	—	8,599	8,599	2,500
Total:
Commercial	—	—	—	—	—	—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	322	322	—	349	349	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	8,599	8,599	2,500
Consumer and other	—	—	—	—	—	—
Total impaired loans	$322	$322	$—	$8,948	$8,948	$2,500

The balance of impaired loans was composed of loans to one and two borrowers as of December 31, 2022 and 2021, respectively. The Company has no commitments to advance additional funds on any of the impaired loans.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes the average recorded investment and interest income recognized on impaired loans by segment for the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022		December 31, 2021		December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$42	$2
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	336	—	363	—	392	5
Home equity	—	—	—	—	2	—
Commercial	—	—	—	—	3,659	17
Consumer and other	—	—	—	—	—	—
	336	—	363	—	4,095	24
With an allowance recorded:
Commercial		—	—	—	339	—
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial	3,915	—	13,002	—	1,217	—
Consumer and other	—	—	—	—	—	—
	3,915	—	13,002	—	1,556	—
Total:
Commercial	—	—	—	—	381	2
Real estate:
Construction, land and
land development	—	—	—	—	—	—
1-4 family residential first mortgages	336	—	363	—	392	5
Home equity	—	—	—	—	2	—
Commercial	3,915	—	13,002	—	4,876	17
Consumer and other	—	—	—	—	—	—
Total impaired loans	$4,251	$—	$13,365	$—	$5,651	$24

Interest income forgone on impaired loans was $144, $534 and $235, respectively, during the years ended December 31, 2022, 2021 and 2020.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables provide an analysis of the payment status of the recorded investment in loans as of December 31, 2022 and 2021.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$519,196	$—	$519,196
Real estate:
Construction, land and
land development	—	—	—	—	363,014	—	363,014
1-4 family residential
first mortgages	—	—	—	—	74,889	322	75,211
Home equity	—	—	—	—	10,322	—	10,322
Commercial	—	—	—	—	1,771,940	—	1,771,940
Consumer and other	—	—	—	—	7,292	—	7,292
Total	$—	$—	$—	$—	$2,746,653	$322	$2,746,975

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$—	$—	$—	$—	$492,815	$—	$492,815
Real estate:
Construction, land and
land development	—	—	—	—	359,258	—	359,258
1-4 family residential
first mortgages	—	—	—	—	65,867	349	66,216
Home equity	—	—	—	—	8,422	—	8,422
Commercial	—	—	—	—	1,521,619	8,599	1,530,218
Consumer and other	—	—	—	—	3,797	—	3,797
Total	$—	$—	$—	$—	$2,451,778	$8,948	$2,460,726

TDR loans totaled $0 and $8,599 as of December 31, 2022 and December 31, 2021, respectively, and were included in the nonaccrual category. There were no loan modifications considered to be TDR that occurred during the years ended December 31, 2022 and 2020. There were six loan modifications considered to be TDR that occurred during the year ended December 31, 2021 related to one borrower. A specific reserve of $2,500 related to these loans was recorded at December 31, 2021. The pre- and post-modification recorded investment in TDR loans that have occurred during the years ended December 31, 2022, 2021 and 2020, totaled $0, $14,044 and $0, respectively.

There were no TDR loans that have been modified within the twelve months ended December 31, 2022, 2021 and 2020 that have subsequently had a payment default. A TDR loan is considered to have a payment default when it is past due 30 days or more.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables show the recorded investment in loans by credit quality indicator and loan segment as of December 31, 2022 and 2021.

	December 31, 2022
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$519,196	$—	$—	$—	$519,196
Real estate:
Construction, land and land development	362,967	47	—	—	363,014
1-4 family residential first mortgages	74,653	148	410	—	75,211
Home equity	10,322	—	—	—	10,322
Commercial	1,717,904	54,036	—	—	1,771,940
Consumer and other	7,292	—	—	—	7,292
Total	$2,692,334	$54,231	$410	$—	$2,746,975

	December 31, 2021
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$492,545	$270	$—	$—	$492,815
Real estate:
Construction, land and land development	359,203	55	—	—	359,258
1-4 family residential first mortgages	65,596	156	464	—	66,216
Home equity	8,422	—	—	—	8,422
Commercial	1,458,075	63,544	8,599	—	1,530,218
Consumer and other	3,797	—	—	—	3,797
Total	$2,387,638	$64,025	$9,063	$—	$2,460,726
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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables detail changes in the allowance for loan losses by segment for the years ended December 31, 2022, 2021 and 2020.

	2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	(31)	—	(451)	—	(482)
Recoveries	29	—	33	4	25	—	91
Provision (1)	(1)	(98)	16	6	(2,465)	42	(2,500)
Ending balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

	2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
Charge-offs	—	—	—	—	—	—	—
Recoveries	404	—	2	4	13	5	428
Provision (1)	(346)	1,012	(23)	(27)	(2,082)	(34)	(1,500)
Ending balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364

	2020
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$3,875	$2,375	$216	$127	$10,565	$77	$17,235
Charge-offs	—	—	—	(1)	—	—	(1)
Recoveries	103	—	72	4	12	11	202
Provision (1)	740	259	72	(16)	10,958	(13)	12,000
Ending balance	$4,718	$2,634	$360	$114	$21,535	$75	$29,436
(1)The negative provisions for the various segments are either related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables show a breakdown of the allowance for loan losses disaggregated on the basis of impairment analysis method by segment as of December 31, 2022 and 2021.

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,804	3,548	357	101	16,575	88	25,473
Total	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$2,500	$—	$2,500
Collectively evaluated for impairment	4,776	3,646	339	91	16,966	46	25,864
Total	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
The following tables show the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated on the basis of impairment analysis method by segment as of December 31, 2022 and 2021.

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$322	$—	$—	$—	$322
Collectively evaluated for impairment	519,196	363,014	74,889	10,322	1,771,940	7,292	2,746,653
Total	$519,196	$363,014	$75,211	$10,322	$1,771,940	$7,292	$2,746,975

	December 31, 2021
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$349	$—	$8,599	$—	$8,948
Collectively evaluated for impairment	492,815	359,258	65,867	8,422	1,521,619	3,797	2,451,778
Total	$492,815	$359,258	$66,216	$8,422	$1,530,218	$3,797	$2,460,726

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 5. Premises and Equipment, Net

Premises and equipment consisted of the following as of December 31, 2022 and 2021.

	2022	2021
Land	$10,450	$6,117
Buildings	37,173	21,423
Right-of-use assets under operating leases	4,487	5,730
Leasehold improvements	3,578	3,683
Furniture and equipment	9,441	9,094
	65,129	46,047
Accumulated depreciation	(12,005)	(11,479)
	$53,124	$34,568

Note 6. Operating Leases

The Company leases real estate for its main office, six branch offices and office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from May 2023 to February 2033, some of which include options to renew at the Company's discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability. The weighted average remaining lives of the lease terms used in the measurement of the operating lease liability were 6.5 years and 6.8 years as of December 31, 2022 and 2021, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of this accounting standard and as of the lease commencement date for leases entered into subsequent to January 1, 2019. The weighted average discount rates used in the measurement of the operating lease liabilities were 3.32 percent and 3.26 percent as of December 31, 2022 and 2021, respectively.

Operating lease right-of-use assets are included in premises and equipment. Operating lease liabilities of $4,681 and $5,938 were included in other liabilities as of December 31, 2022 and 2021, respectively. Rent expense related to these leases was $1,395, $1,958 and $1,673, for the years ended December 31, 2022, 2021 and 2020, respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2022.

2023	$1,413
2024	857
2025	588
2026	503
2027	347
Thereafter	1,534
Total lease payments	5,242
Less: present value discount	(561)
Present value of lease liabilities	$4,681

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 7. Deposits

The scheduled maturities of time deposits were as follows as of December 31, 2022.

2023	$395,927
2024	8,914
2025	2,815
2026	2,640
2027	2,369
$412,665

Note 8. Subordinated Notes

In July 2003, the Company issued $20,619 in junior subordinated debentures to the Company’s subsidiary trust, West Bancorporation Capital Trust I. The junior subordinated debentures are senior to the Company’s common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock, and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distribution can be made to the holders of the common stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s common stock. The junior subordinated debentures have a 30-year term, do not require any principal amortization, and are callable at the issuer’s option. The interest rate is a variable rate based on the 3-month LIBOR plus 3.05 percent. At December 31, 2022, the interest rate was 7.78 percent. Interest is payable quarterly, unless deferred. The Company has never deferred an interest payment. The effective cost of the junior subordinated debentures at December 31, 2022, including amortization of issuance costs, was 7.84 percent. Holders of the trust preferred securities associated with the junior subordinated debentures have no voting rights, are unsecured, and rank junior in priority to all the Company’s indebtedness and senior to the Company’s common stock. The junior subordinated debentures were reported net of unamortized debt issuance costs of $141 and $154 as of December 31, 2022 and 2021, respectively. The Company has an interest rate swap contract that effectively converts $20,000 of the variable-rate junior subordinated debentures to a fixed rate of 4.81 percent. See Note 11 for additional information on the interest rate swap. In addition, the junior subordinated debentures qualify as additional Tier 1 capital of the Company for regulatory purposes.

In June 2022, the Company issued $60,000 of subordinated notes (the Notes). The Notes initially bear interest at 5.25 percent per annum, with interest payable semi-annually for the first five years of the Notes. Beginning in June 2027, the interest rate will be reset quarterly to a floating rate per annum that is expected to be three-month term Secured Overnight Financing Rate (SOFR) plus 2.41 percent with payments due quarterly. The Company may redeem the Notes, in whole or in part, on or after June 15, 2027 at a price equal to 100 percent of the principal amount of the Notes being redeemed plus accrued and unpaid interest. The Notes will mature on June 15, 2032 if they are not earlier redeemed. Proceeds from this debt issuance were used to make a $58,650 capital injection into the Company’s subsidiary, West Bank. The Notes were reported net of unamortized debt issuance costs of $1,109 as of December 31, 2022.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 9. Federal Home Loan Bank Advances and Other Borrowings

The Company had fixed-rate FHLB advances totaling $155,000 and $125,000 as of December 31, 2022 and December 31, 2021, respectively. These advances have maturities of one month and are part of a rolling funding program associated with long-term interest rate swaps related to the interest cash flows of the rolling advances. The weighted average contractual rates on these advances were 4.47 percent and 0.32 percent as of December 31, 2022 and December 31, 2021, respectively. The weighted average effective rate for these advances, which includes adjustments for the interest rate swaps, were 2.32 percent and 2.09 percent as of December 31, 2022 and December 31, 2021, respectively. See Note 11 for additional information on interest rate swaps hedging FHLB advances.

The Company had overnight and other short-term FHLB advances totaling $200,000 as of December 31, 2022, which are included in federal funds purchased and other short-term borrowings.

The FHLB advances are collateralized by FHLB stock and real estate loans, as required by the FHLB’s collateral policy. West Bank had additional borrowing capacity of approximately $372,000 at the FHLB as of December 31, 2022.

As of December 31, 2022, West Bank had arrangements that would allow it to borrow $67,000 in unsecured federal funds lines of credit at correspondent banks that are available under the correspondent banks’ normal terms. The lines have no stated expiration dates. As of December 31, 2022, there were no amounts outstanding under these arrangements. At December 31, 2022, West Bank also had approximately $3,830 of securities pledged for available borrowings at the Federal Reserve Bank discount window. There were no balances outstanding at the Federal Reserve Bank discount window at December 31, 2022.

Note 10. Long-Term Debt

On December 15, 2021, the Company entered into a credit agreement with a commercial bank and borrowed $40,000. The borrowing was used to make a capital injection into the Company’s subsidiary, West Bank. Interest under the term note is payable quarterly over five years. Required quarterly principal payments of $1,250 begin May 2023, with the remaining balance due February 2027. The Company may make additional principal payments without penalty. The interest rate is variable at the Wall Street Journal Prime Rate minus 1.00 percent, which totaled 6.50 percent as of December 31, 2022. In the event of default, the unaffiliated commercial bank may accelerate payment of the loan. The outstanding balance was $40,000 as of both December 31, 2022 and 2021. The note is secured by 100 percent of West Bank’s stock.

West Bank’s special purpose subsidiary has a credit agreement for $11,486. Interest is payable monthly over the term of the agreement with an interest rate of one percent. Monthly principal payments begin in January 2026 and the agreement matures in December 2048. The outstanding balance was $11,486 as of December 31, 2022 and 2021.

Future required principal payments for long-term debt as of December 31, 2022 are shown in the table below.

2023	$3,750
2024	5,000
2025	5,000
2026	5,446
2027	21,701
Thereafter	10,589
$51,486

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $310,000 and $255,000 at December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had swaps with a total notional amount of $180,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. One of these swaps with a total notional amount of $25,000 is a forward-starting swap with a starting date in September 2023. Also, as of December 31, 2022, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts. In March 2021, the Company terminated interest rate swaps with a total notional amount of $50,000. In the second quarter of 2021, the Company repaid $50,000 of FHLB advances related to these terminated swaps as a result of excess liquidity and in response to market conditions. Pre-tax losses of $3,600 were reclassified from AOCI and recorded in noninterest income at termination.

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

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Cash Flow Hedges:
Gross notional amount	$310,000	$255,000
Fair value in other assets	16,284	—
Fair value in other liabilities	—	(7,517)
Weighted-average floating rate received	4.53%	0.39%
Weighted-average fixed rate paid	2.25%	2.09%
Weighted-average maturity in years	3.3	4.2

Non-Hedging Derivatives:
Gross notional amount	$254,369	$172,008
Fair value in other assets	15,309	3,887
Fair value in other liabilities	(15,309)	(3,887)

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table identifies the pretax gains or losses recognized on the Company’s derivative instruments designated as cash flow hedges for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Pre-tax gain (loss) recognized in other comprehensive income	$23,595	$8,047	$(22,278)
Reclassification from AOCI into income:
Increase in interest expense	$(206)	$(4,684)	$(4,187)
Decrease in noninterest income, swap termination fees	—	(3,600)	—

The Company estimates there will be approximately $6,477 reclassified from accumulated other comprehensive income to reduce interest expense through December 31, 2023 related to cash flow hedges. The Company will continue to assess the effectiveness of hedges on a quarterly basis.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of December 31, 2022 and 2021, the Company pledged $0 and $4,500, respectively, of collateral to the counterparties in the form of cash on deposit. As of December 31, 2022 and 2021, the Company’s counterparties pledged $31,560 and $0, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrowers is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 12. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. Income tax returns for the years 2019 through 2022 remain open to examination by federal and state taxing authorities. No material income tax related interest or penalties were recognized during the years ended December 31, 2022, 2021 or 2020.

The following table shows the components of income taxes for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Current:
Federal	$8,194	$9,789	$8,773
State	3,221	3,430	2,921
Deferred:
Federal	971	44	(2,564)
State	612	38	(461)
Income taxes	$12,998	$13,301	$8,669
Total income taxes for the years ended December 31, 2022, 2021 and 2020 differed from the amount computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes, as shown in the following table.

	2022		2021		2020
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed expected tax expense	$12,473	21.0%	$13,211	21.0%	$8,690	21.0%
State income tax expense, net of
federal income tax benefit	2,729	4.6	2,747	4.4	1,846	4.5
Tax-exempt interest income	(1,240)	(2.1)	(1,091)	(1.7)	(647)	(1.6)
Nondeductible interest expense to
own tax-exempt securities	354	0.6	141	0.2	88	0.2
Tax-exempt increase in cash value of
life insurance and gains	(203)	(0.3)	(194)	(0.3)	(125)	(0.3)
Stock compensation	(320)	(0.6)	(195)	(0.3)	97	0.2
Enactment of state tax reform	649	1.1	—	—	—	—
Federal income tax credits	(1,468)	(2.5)	(1,368)	(2.2)	(1,239)	(3.0)
Other, net	24	0.1	50	0.1	(41)	(0.1)
Income taxes	$12,998	21.9%	$13,301	21.2%	$8,669	20.9%

In 2022, the Company recorded a one-time increase in state income tax expense related to the June 2022 enactment of changes in the Iowa bank franchise tax rates. This legislation reduces the Iowa bank franchise tax rate applied to apportioned income for 2023 and future years. This future reduction in the state tax rate required the Company to reduce net deferred tax assets by $671 and in turn caused a one-time increase in 2022 tax expense. The effective tax rate for 2022 was 21.9 percent. Excluding this one-time state tax expense, the effective tax rate for 2022 would have been 20.8 percent.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Net deferred tax assets consisted of the following components as of December 31, 2022 and 2021.

	2022	2021
Deferred tax assets:
Allowance for loan losses	$6,241	$7,176
Net unrealized losses on securities available for sale	34,544	1,701
Net unrealized losses on interest rate swaps	—	1,903
Lease liabilities	1,147	1,502
Accrued expenses	434	395
Restricted stock unit compensation	1,038	821
State net operating loss carryforward	1,476	1,276
Other	156	139
	45,036	14,913
Deferred tax liabilities:
Right-of-use assets	1,099	1,450
Deferred loan costs	249	247
Net unrealized gains on interest rate swaps	4,003	—
Premises and equipment	1,219	809
Other	381	312
	6,951	2,818
Net deferred tax assets before valuation allowance	38,085	12,095
Valuation allowance for deferred tax assets	(1,476)	(1,276)
Net deferred tax assets	$36,609	$10,819
As of December 31, 2022, the Company had approximately $36,896 of Iowa net operating loss carryforwards available to offset future Iowa taxable income. The Company has recorded a valuation allowance against the tax effect of the Iowa net operating loss carryforwards, as management believes it is more likely than not that such carryforwards will expire without being utilized. Iowa net operating loss carryforwards of $216 expired in 2022 and the remainder will expire thereafter.

Note 13. Stock Compensation Plans

The West Bancorporation, Inc. 2021 Equity Incentive Plan (the 2021 Plan) was approved by the stockholders in April 2021. The 2021 Plan replaced the West Bancorporation, Inc. 2017 Equity Incentive Plan (the 2017 Plan). Upon approval of the 2021 Plan, the 2017 Plan was frozen and no new grants will be made under that plan. Outstanding awards under the 2017 Plan will continue pursuant to their terms and provisions. The 2021 and 2017 Plans are administered by the Compensation Committee of the Board of Directors, which determines the specific individuals who will be granted awards under the 2021 Plan and the type and amount of any such awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Under the terms of the 2021 Plan, the Company may grant a total of 625,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. As of December 31, 2022, 442,643 shares of the Company’s common stock remained available for future awards under the 2021 Plan.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Under the 2021 Plan, the Company may grant RSU awards, as determined by the Compensation Committee, that vest upon the completion of future service requirements or specified performance criteria. All RSUs granted through December 31, 2022 under the 2021 and 2017 Plans were at no cost to the participants, and the participants will not be entitled to receive or accrue dividends until the RSUs have vested. Each RSU entitles the participant to receive one share of common stock on the vesting date or upon the participant’s termination due to death or disability, or upon a change in control of the Company if the RSUs are not fully assumed or if the RSUs are assumed and the participant’s employment is thereafter terminated by the Company without cause or by the participant for good reason. If a participant terminates employment prior to the end of the continuous service period other than due to death, disability or retirement, the award is forfeited. If a participant terminates service due to retirement, the RSUs will continue to vest, subject to provisions of the 2021 and 2017 Plans. RSUs granted to employees prior to 2021 vest 20 percent per year over a five year period, and RSUs granted to directors vest after one year. Beginning in 2021, the Company has granted time-based and performance-based RSU awards. The time-based RSU awards granted to employees vest 20 percent per year over a five year period and have a one to three year post-vesting holding period. The time-based RSU awards granted to directors vest after one year and have a one to three year post-vesting holding period. The performance based RSU awards granted to employees cliff vest at the end of a three year performance period based upon the Company meeting certain performance metrics and have a one to three year post-vesting holding period.

The following table includes a summary of nonvested RSU activity for the years ended December 31, 2022, 2021 and 2020.

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
(actual amounts, not in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Nonvested shares, beginning balance	408,800	$20.07	390,265	$19.35	380,600	$21.52
Granted	169,357	23.26	156,000	21.61	147,465	15.38
Vested	(139,920)	21.38	(135,965)	19.65	(137,800)	21.09
Forfeited	—	—	(1,500)	31.37	—	—
Nonvested shares, ending balance	438,237	$20.87	408,800	$20.07	390,265	$19.35
The fair value of RSU awards that vested during 2022, 2021 and 2020 was $3,889, $3,280 and $2,150, respectively. Total compensation costs, including director compensation, recorded for the RSUs were $3,357, $2,573 and $2,312 for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefit related to vesting of RSUs totaled $385 and $233 for the years ended December 31, 2022 and 2021, respectively. The tax expense related to the vesting of RSUs totaled $116 for the year ended December 31, 2020. As of December 31, 2022, there was $4,262 of unrecognized compensation cost related to nonvested RSUs, and the weighted average period over which these remaining costs are expected to be recognized was approximately 1.5 years.

Note 14. 401(k) Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees. Matching and discretionary contributions are determined annually by the Board of Directors. The Company matched 100 percent of the first six percent of employee deferrals and made an annual discretionary contribution of four percent of eligible employee compensation for the years ended December 31, 2022, 2021 and 2020. Total matching and discretionary contribution expense for the years ended December 31, 2022, 2021 and 2020, totaled $1,395, $1,319 and $1,256, respectively.

As of December 31, 2022 and 2021, the plan held 329,712 and 336,948 shares, respectively, of the Company’s common stock. These shares are included in the computation of earnings per share. Dividends on shares held in the plan may be reinvested in Company common stock or paid in cash to the participants, at the election of the participants.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021 and 2020.

		Unrealized	Accumulated
	Unrealized	Gains	Other
	Gains (Losses)	(Losses) on	Comprehensive
	on Securities	Derivatives	Income (Loss)
Balance, December 31, 2019	$1,057	$(4,318)	$(3,261)
Other comprehensive income (loss) before reclassifications	4,994	(16,653)	(11,659)
Amounts reclassified from accumulated other
comprehensive income	(57)	3,131	3,074
Net current period other comprehensive income (loss)	4,937	(13,522)	(8,585)
Balance, December 31, 2020	5,994	(17,840)	(11,846)
Other comprehensive income (loss) before reclassifications	(10,977)	6,032	(4,945)
Amounts reclassified from accumulated other
comprehensive income	(38)	6,192	6,154
Net current period other comprehensive income (loss)	(11,015)	12,224	1,209
Balance, December 31, 2021	(5,021)	(5,616)	(10,637)
Other comprehensive income (loss) before reclassifications	(98,637)	17,739	(80,898)
Amounts reclassified from accumulated other
comprehensive income	(22)	86	64
Net current period other comprehensive income (loss)	(98,659)	17,825	(80,834)
Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)

Note 16. Regulatory Capital Requirements

The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory requirements. The Company’s and West Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of December 31, 2022.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s and West Bank’s capital ratios are presented in the following table as of December 31, 2022 and 2021.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$408,056	12.08%	$270,221	8.00%	$354,665	10.50%	$337,776	10.00%
West Bank	441,628	13.08%	270,053	8.00%	354,445	10.50%	337,566	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	322,583	9.55%	202,666	6.00%	287,110	8.50%	270,221	8.00%
West Bank	416,155	12.33%	202,540	6.00%	286,930	8.50%	270,053	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	302,583	8.96%	151,999	4.50%	236,443	7.00%	219,555	6.50%
West Bank	416,155	12.33%	151,905	4.50%	236,296	7.00%	219,418	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	322,583	8.81%	146,439	4.00%	146,439	4.00%	183,049	5.00%
West Bank	416,155	11.37%	146,367	4.00%	146,367	4.00%	182,958	5.00%

As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)
Consolidated	$319,329	10.89%	$234,670	8.00%	$308,004	10.50%	$293,337	10.00%
West Bank	354,846	12.10%	234,621	8.00%	307,941	10.50%	293,277	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	290,965	9.92%	176,002	6.00%	249,337	8.50%	234,670	8.00%
West Bank	326,482	11.13%	175,966	6.00%	249,284	8.50%	234,621	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	270,965	9.24%	132,002	4.50%	205,336	7.00%	190,669	6.50%
West Bank	326,482	11.13%	131,975	4.50%	205,294	7.00%	190,630	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	290,965	8.49%	137,065	4.00%	137,065	4.00%	171,331	5.00%
West Bank	326,482	9.53%	137,011	4.00%	137,011	4.00%	171,264	5.00%
The Company and West Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2022, the capital ratios for the Company and West Bank were sufficient to meet the capital conservation buffer.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company’s tangible common equity ratio was 5.84 percent and 7.44 percent at December 31, 2022 and 2021, respectively. The tangible common equity ratio is computed by dividing total equity less preferred stock and intangible assets by total assets less intangible assets. As of December 31, 2022 and 2021, the Company had no intangible assets or preferred stock. The decrease in the tangible common equity ratio was primarily due to the increase in accumulated other comprehensive loss related to the decline in market value of the securities portfolio, which has no impact on regulatory capital.

Note 17. Commitments and Contingencies

Financial instruments with off-balance sheet risk:  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance sheet instruments. Commitments to lend are subject to borrowers’ continuing compliance with existing credit agreements. The Company’s commitments consisted of the following approximate amounts as of December 31, 2022 and 2021.

	2022	2021
Commitments to fund real estate construction loans	$336,900	$294,580
Other commitments to extend credit	727,666	585,678
Standby letters of credit	20,557	17,391
	$1,085,123	$897,649

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally expire within one year. Commitments to extend credit of approximately $196,447 at December 31, 2022, expire beyond one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, equipment, and residential and commercial real estate.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and generally expire within one year. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances the Company deems necessary. In the event the customer does not perform in accordance with the terms of the third-party agreement, West Bank would be required to fund the commitment. The maximum potential amount of future payments West Bank could be required to make is represented by the contractual amount for letters of credit shown in the table above. If the commitment is funded, West Bank would be entitled to seek recovery from the customer. At December 31, 2022 and 2021, no amounts have been recorded as liabilities for West Bank’s potential obligations under these guarantees.

West Bank previously executed MPF Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The term of the most recent Commitment was through January 16, 2015 and was not renewed. The outstanding balance of mortgage loans sold under the MPF Program was $23,337 and $31,552 at December 31, 2022 and 2021, respectively.

The Company had commitments to invest in qualified affordable housing projects totaling $3,431 and $3,986 as of December 31, 2022 and 2021, respectively.

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
West Bank entered into a construction contract for the construction of a new headquarters building in West Des Moines, Iowa in 2022. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of December 31, 2022, there was a remaining commitment of $34,938 under this contract. West Bank also began construction on a new office in Mankato, Minnesota in 2022, which had a remaining commitment of $6,520 as of December 31, 2022.

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

The Company’s policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during 2022 or 2021.

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

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of December 31, 2022 and 2021.

	2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,355	$—	$193,355	$—
Collateralized mortgage obligations	281,628	—	281,628	—
Mortgage-backed securities	140,280	—	140,280	—
Collateralized loan obligations	36,811	—	36,811	—
Corporate notes	12,041	—	12,041	—
Derivative instrument, interest rate swaps	31,593	—	31,593	—

Financial liabilities:
Derivative instrument, interest rate swaps	$15,309	$—	$15,309	$—

	2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$232,447	$—	$232,447	$—
Collateralized mortgage obligations	320,773	—	320,773	—
Mortgage-backed securities	155,060	—	155,060	—
Collateralized loan obligations	37,782	—	37,782	—
Corporate notes	12,760	—	12,760	—
Derivative instrument, interest rate swaps	3,887	—	3,887	—

Financial liabilities:
Derivative instrument, interest rate swaps	$11,404	$—	$11,404	$—
Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans with a net book value of $6,099 for which a fair value adjustment was recorded were classified as Level 3 as of December 31, 2021. As of December 31, 2021, impaired loans with a carrying value of $8,599 were reduced by a specific reserve of $2,500, resulting in a reporting fair value of $6,099. As of December 31, 2022, there were no loans for which a fair value adjustment was recorded.

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
December 31, 2022
Impaired loans	—	—	—
December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal adjustment	50%, including selling costs

GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of December 31, 2022 and 2021.

	December 31, 2022
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,896	$24,896	$24,896	$—	$—
Interest-bearing deposits	1,643	1,643	1,643	—	—
Securities available for sale	664,115	664,115	—	664,115	—
Federal Home Loan Bank stock	19,336	19,336	19,336	—	—
Loans, net	2,717,363	2,582,911	—	2,582,911	—
Accrued interest receivable	11,988	11,988	11,988	—	—
Interest rate swaps	31,593	31,593	—	31,593	—
Financial liabilities:
Deposits	$2,880,408	$2,880,495	$—	$2,880,495	$—
Federal funds purchased and short-term borrowings	200,000	200,000	200,000	—	—
Subordinated notes, net	79,369	68,047	—	68,047	—
Federal Home Loan Bank advances	155,000	155,000	—	155,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	3,260	3,260	3,260	—	—
Interest rate swaps	15,309	15,309	—	15,309	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	December 31, 2021
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,555	$17,555	$17,555	$—	$—
Interest-bearing deposits	175,270	175,270	175,270	—	—
Securities available for sale	758,822	758,822	—	758,822	—
Federal Home Loan Bank stock	9,965	9,965	9,965	—	—
Loans, net	2,427,832	2,453,081	—	2,446,982	6,099
Accrued interest receivable	8,890	8,890	8,890	—	—
Interest rate swaps	3,887	3,887	—	3,887	—
Financial liabilities:
Deposits	$3,016,005	$3,016,305	$—	$3,016,305	$—
Federal funds purchased and short-term borrowings	2,880	2,880	2,880	—	—
Subordinated notes, net	20,465	17,122	—	17,122	—
Federal Home Loan Bank advances	125,000	125,000	—	125,000	—
Long-term debt	51,521	51,521	—	51,521	—
Accrued interest payable	519	519	519	—	—
Interest rate swaps	11,404	11,404	—	11,404	—
Off-balance-sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Note 19. West Bancorporation, Inc. (Parent Company Only) Condensed Financial Statements

Balance Sheets
December 31, 2022 and 2021
	2022	2021
ASSETS
Cash	$5,811	$4,646
Investment in West Bank	323,458	316,150
Investment in West Bancorporation Capital Trust I	619	619
Other assets	1,787	28
Total assets	$331,675	$321,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities	$1,194	$650
Subordinated notes, net	79,369	20,465
Long-term debt	40,000	40,000
Total liabilities	120,563	61,115
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	3,000	3,000
Additional paid-in capital	32,021	30,183
Retained earnings	267,562	237,782
Accumulated other comprehensive loss	(91,471)	(10,637)
Total stockholders’ equity	211,112	260,328
Total liabilities and stockholders’ equity	$331,675	$321,443

Statements of Income
Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
Operating income:
Equity in net income of West Bank	$50,185	$50,880	$34,069
Equity in net income of West Bancorporation Capital Trust I	30	21	25
Other income	—	—	3
Total operating income	50,215	50,901	34,097
Operating expenses:
Interest on subordinated notes	2,867	1,008	1,016
Interest on long-term debt	1,565	201	283
Other expenses	576	542	550
Total operating expenses	5,008	1,751	1,849
Income before income taxes	45,207	49,150	32,248
Income tax benefits	(1,192)	(457)	(464)
Net income	$46,399	$49,607	$32,712

West Bancorporation, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$46,399	$49,607	$32,712
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net income of West Bank	(50,185)	(50,880)	(34,069)
Equity in net income of West Bancorporation Capital Trust I	(30)	(21)	(25)
Dividends received from West Bank	21,000	21,500	16,800
Dividends received from West Bancorporation Capital Trust I	30	21	25
Amortization	148	13	13
Deferred income taxes	(8)	1	2
Change in assets and liabilities:
Decrease in other assets	(116)	(20)	(3)
Increase (decrease) in accrued expenses and other liabilities	440	5	(49)
Net cash provided by operating activities	17,678	20,226	15,406
Cash Flows from Investing Activities:
Capital contribution to West Bank	(58,650)	(34,500)	—
Net cash used in investing activities	(58,650)	(34,500)	—
Cash Flows from Financing Activities:
Proceeds from long-term debt	58,756	34,500	—
Principal payments on long-term debt	—	(4,500)	(1,250)
Common stock cash dividends	(16,619)	(15,543)	(13,815)
Net cash provided by (used in) financing activities	42,137	14,457	(15,065)
Net increase in cash	1,165	183	341
Cash:
Beginning	4,646	4,463	4,122
Ending	$5,811	$4,646	$4,463

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

The Company’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company has no information to be disclosed under this item.

West Bancorporation, Inc. and Subsidiary

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

West Bancorporation, Inc. and Subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for directors and executive officers as required pursuant to Item 401 of Regulation S-K can be found under the captions “Proposal 1. Election of Directors” and “Governance and Board of Directors—Executive Officers of the Company” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 7, 2023, and is incorporated herein by reference.

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

Stockholder Recommendations for Nominees to the Board of Directors

The information required pursuant to Item 407(c)(3) of Regulation S-K can be found under the caption “General Matters—2024 Stockholder Proposals” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 7, 2023, and is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee that consists of Steven T. Schuler, Chair, James W. Noyce, Rosemary Parson and Therese M. Vaughan. The Board of Directors has determined that Mr. Schuler, Mr. Noyce and Dr. Vaughan are audit committee financial experts. The full Board of Directors has determined that all members of the Audit Committee are independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required pursuant to Item 402 and Item 407(e)(4) of Regulation S-K can be found under the captions “Governance and Board of Directors—Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 7, 2023, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Effective as of the 2021 annual meeting of stockholders, the West Bancorporation, Inc. 2021 Equity Incentive Plan (2021 Plan) was adopted by the Board of Directors and approved by our stockholders. The prior 2017 Equity Incentive Plan (2017 Plan) was frozen with respect to future grants upon approval of the 2021 Plan. At the time the 2017 Plan was frozen, 196,535 shares had not been issued under the original authorization for that plan. Awards outstanding under the 2017 Plan will remain subject to the 2017 Plan as long as they remain outstanding. Under the terms of the 2021 Plan, the Company may grant a total of 625,000 shares of the Company’s common stock as nonqualified and incentive stock options, stock appreciation rights and stock awards. All employees and directors of the Company and its subsidiary are eligible to become participants in the 2021 Plan. Additional information regarding our equity incentive plans is presented in “Note 13. Stock Compensation Plans” in the notes to the consolidated financial statements pursuant to Item 8. The following table sets forth information regarding outstanding restricted stock units and shares available for future issuance under these plans as of December 31, 2022.

West Bancorporation, Inc. and Subsidiary

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	438,237	—	442,643	`(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	438,237	—	442,643
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

The information required pursuant to Item 403 of Regulation S-K can be found under the captions “Governance and Board of Directors—Security Ownership of Certain Beneficial Owners and Executive Officers,” “Governance and Board of Directors—Other Beneficial Owners” and “Governance and Board of Directors—Changes in Control” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be as filed with the SEC on or before March 7, 2023, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required pursuant to Item 404 and Item 407(a) of Regulation S-K can be found under the captions “Governance and Board of Directors” and “General Matters—Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 7, 2023, and is incorporated herein by reference.

West Bancorporation, Inc. and Subsidiary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required pursuant to Item 9(e) of Schedule 14A can be found under the caption “Proposal 3. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement on Form DEF 14A, which will be filed with the SEC on or before March 7, 2023, and is incorporated herein by reference. The PCAOB ID Number for our Independent Registered Public Accounting Firm is 49.

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

3. Exhibits (not covered by independent registered public accounting firms’ reports)

3.1	Restatement of the Restated Articles of Incorporation of West Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Form 10-K on March 1, 2017)
3.2	Amended and Restated Bylaws of West Bancorporation, Inc. as of January 23, 2019 (incorporated herein by reference to Exhibit 3.1 filed with the Form 8-K on January 24, 2019)
4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4 filed with the Form 10-K on February 27, 2020)
4.2
Indenture, dated June 14, 2022, between West Bancorporation, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on June 14, 2022)

4.3
First Supplemental Indenture, dated June 14, 2022, between West Bancorporation, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 filed with the Form 8-K on June 14, 2022)

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated herein by reference to Exhibit 4.3 filed with the Form 8-K on June 14, 2022)
10.1*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and David D. Nelson (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 25, 2012)
10.2*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Brad L. Winterbottom (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 25, 2012)
10.3*	Employment Agreement dated July 23, 2012, between West Bancorporation, Inc. and Harlee N. Olafson (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on July 25, 2012)
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

West Bancorporation, Inc. and Subsidiary

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
10.28
Credit Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 6, 2022)

10.29
Promissory Note, dated as of December 15, 2021, made by West Bancorporation, Inc., to and in favor of National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on June 6, 2022)

West Bancorporation, Inc. and Subsidiary

10.30
Commercial Pledge Agreement, dated as of December 15, 2021, by and between West Bancorporation, Inc. and National Exchange Bank & Trust (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on June 6, 2022)

10.31*	Addendum to Transitional Employment Agreement, dated September 7, 2022, between West Bancorporation, Inc. and Douglas R. Gulling
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.

West Bancorporation, Inc. and Subsidiary

ITEM 16. FORM 10-K SUMMARY

None.

West Bancorporation, Inc. and Subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST BANCORPORATION, INC.
(Registrant)

February 23, 2023	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2023	By:	/s/ David D. Nelson
David D. Nelson
Chief Executive Officer, Director and President
(Principal Executive Officer and Director)

February 23, 2023	By:	/s/ Jane M. Funk
Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

BOARD OF DIRECTORS

February 23, 2023	By:	/s/ James W. Noyce
James W. Noyce
Chairman of the Board

February 23, 2023	By:	/s/ Patrick J. Donovan
Patrick J. Donovan

February 23, 2023	By:	/s/ Lisa J. Elming
Lisa J. Elming

February 23, 2023	By:	/s/ Steven K. Gaer
Steven K. Gaer

February 23, 2023	By:	/s/ Michael J. Gerdin
Michael J. Gerdin

West Bancorporation, Inc. and Subsidiary

February 23, 2023	By:	/s/ Douglas R. Gulling
Douglas R. Gulling

February 23, 2023	By:	/s/ Sean P. McMurray
Sean P. McMurray

February 23, 2023	By:	/s/ George D. Milligan
George D. Milligan

February 23, 2023	By:	/s/ Rosemary Parson
Rosemary Parson

February 23, 2023	By:	/s/ Steven T. Schuler
Steven T. Schuler

February 23, 2023	By:	/s/ Therese M. Vaughan
Therese M. Vaughan

February 23, 2023	By:	/s/ Philip Jason Worth
Philip Jason Worth