Form 10-Q
period 2023-03-31
WEST BANCORPORATION INC
filed 2023-04-27
CIK 1166928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

Yes  ☐                      No  ☒

As of April 26, 2023, there were 16,712,257 shares of common stock, no par value, outstanding.

WEST BANCORPORATION, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
West Bancorporation, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$21,579	$24,896
Interest-bearing deposits	901	1,643
Cash and cash equivalents	22,480	26,539
Securities available for sale, at fair value	665,358	664,115
Federal Home Loan Bank stock, at cost	22,226	19,336
Loans	2,756,185	2,742,836
Allowance for credit losses	(27,941)	(25,473)
Loans, net	2,728,244	2,717,363
Premises and equipment, net	59,565	53,124
Accrued interest receivable	12,284	11,988
Bank-owned life insurance	44,830	44,573
Deferred tax assets, net	35,122	36,609
Other assets	34,834	39,571
Total assets	$3,624,943	$3,613,218

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$605,666	$693,563
Interest-bearing demand	486,656	536,226
Savings and money market	1,295,280	1,237,954
Time	410,791	412,665
Total deposits	2,798,393	2,880,408
Federal funds purchased and other short-term borrowings	229,290	200,000
Subordinated notes, net	79,435	79,369
Federal Home Loan Bank advances	220,000	155,000
Long-term debt	51,486	51,486
Accrued expenses and other liabilities	29,347	35,843
Total liabilities	3,407,951	3,402,106
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 50,000,000 shares; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, no par value; authorized 50,000,000 shares; 16,712,257 and 16,640,413 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,000	3,000
Additional paid-in capital	31,797	32,021
Retained earnings	267,620	267,562
Accumulated other comprehensive loss	(85,425)	(91,471)
Total stockholders' equity	216,992	211,112
Total liabilities and stockholders' equity	$3,624,943	$3,613,218

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Interest income:
Loans, including fees	$32,948	$23,286
Securities:
Taxable	3,316	2,889
Tax-exempt	885	858
Interest-bearing deposits	30	82
Total interest income	37,179	27,115
Interest expense:
Deposits	13,339	2,151
Federal funds purchased and other short-term borrowings	2,079	—
Subordinated notes	1,106	248
Federal Home Loan Bank advances	1,262	630
Long-term debt	698	258
Total interest expense	18,484	3,287
Net interest income	18,695	23,828
Credit loss expense (benefit)	—	(750)
Net interest income after credit loss expense (benefit)	18,695	24,578
Noninterest income:
Service charges on deposit accounts	462	580
Debit card usage fees	486	472
Trust services	706	629
Increase in cash value of bank-owned life insurance	257	227
Gain from bank-owned life insurance	691	—
Other income	355	481
Total noninterest income	2,957	2,389
Noninterest expense:
Salaries and employee benefits	6,867	6,298
Occupancy and equipment	1,327	1,086
Data processing	635	624
Technology and software	513	476
FDIC insurance	416	337
Professional fees	250	217
Director fees	205	168
Other expenses	1,858	1,456
Total noninterest expense	12,071	10,662
Income before income taxes	9,581	16,305
Income taxes	1,737	3,121
Net income	$7,844	$13,184

Basic earnings per common share	$0.47	$0.80
Diluted earnings per common share	$0.47	$0.78

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$7,844	$13,184
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	11,667	(54,595)
Income tax (expense) benefit	(2,911)	13,813
Other comprehensive income (loss) on securities	8,756	(40,782)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period	(1,634)	10,536
Plus: reclassification adjustment for net (gains) losses realized in net income	(1,958)	1,045
Income tax (expense) benefit	882	(2,930)
Other comprehensive income (loss) on derivatives	(2,710)	8,651
Total other comprehensive income (loss)	6,046	(32,131)
Comprehensive income (loss)	$13,890	$(18,947)

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2023
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	$—	16,640,413	$3,000	$32,021	$267,562	$(91,471)	$211,112
Cumulative effect of change in accounting principle(1)	—	—	—	—	(3,626)	—	(3,626)
Net income	—	—	—	—	7,844	—	7,844
Other comprehensive income, net of tax	—	—	—	—	—	6,046	6,046
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,160)	—	(4,160)
Stock-based compensation costs	—	—	—	711	—	—	711
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	71,844	—	(935)	—	—	(935)
Balance, March 31, 2023	$—	16,712,257	$3,000	$31,797	$267,620	$(85,425)	$216,992

	Three Months Ended March 31, 2022
						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$—	16,554,846	$3,000	$30,183	$237,782	$(10,637)	$260,328
Net income	—	—	—	—	13,184	—	13,184
Other comprehensive loss, net of tax	—	—	—	—	—	(32,131)	(32,131)
Cash dividends declared, $0.25 per common share	—	—	—	—	(4,139)	—	(4,139)
Stock-based compensation costs	—	—	—	757	—	—	757
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	—	76,567	—	(1,519)	—	—	(1,519)
Balance, March 31, 2022	$—	16,631,413	$3,000	$29,421	$246,827	$(42,768)	$236,480
(1)Cumulative effect adjustment pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$7,844	$13,184
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	—	(750)
Net amortization and accretion	829	666
Stock-based compensation	711	757
Increase in cash value of bank-owned life insurance	(257)	(227)
Depreciation	404	307
Provision for deferred income taxes	635	824
Change in assets and liabilities:
Increase in accrued interest receivable	(296)	(1,193)
(Increase) decrease in other assets	(1,322)	249
Increase (decrease) in accrued expenses and other liabilities	(6,054)	1,702
Net cash provided by operating activities	2,494	15,519
Cash Flows from Investing Activities:
Proceeds from principal paydowns, maturities and calls of securities available for sale	9,661	25,730
Purchases of securities available for sale	—	(120,077)
Purchases of Federal Home Loan Bank stock	(31,595)	(384)
Proceeds from redemption of Federal Home Loan Bank stock	28,705	80
Net increase in loans	(13,340)	(29,161)
Purchases of premises and equipment	(7,164)	(6,951)
Net cash used in investing activities	(13,733)	(130,763)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(82,015)	75,247
Net increase (decrease) in federal funds purchased and other short-term borrowings	29,290	(2,880)
Net increase in Federal Home Loan Bank advances	65,000	—
Principal payments on long-term debt	—	(35)
Common stock dividends paid	(4,160)	(4,139)
Restricted stock units withheld for payroll taxes	(935)	(1,519)
Net cash provided by financing activities	7,180	66,674
Net decrease in cash and cash equivalents	(4,059)	(48,570)
Cash and Cash Equivalents:
Beginning	26,539	192,825
Ending	$22,480	$144,255

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$16,515	$3,218
Income taxes	—	—
See Notes to Consolidated Financial Statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by West Bancorporation, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented understandable, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present its financial position as of March 31, 2023 and December 31, 2022, and net income, comprehensive income (loss), changes in stockholders' equity and cash flows for the three months ended March 31, 2023 and 2022. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

Current accounting developments:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the update, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses related to available for sale debt securities should be recorded through an allowance for credit losses.

In December 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326). This update amended the effective date of ASU No. 2016-13 for certain entities, including smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption was permitted. The one-time determination date for identifying as a smaller reporting company was November 15, 2019. The Company met the definition of a smaller reporting company as of that date and was not required to adopt the standard until January 1, 2023.

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

The Company adopted ASU No. 2016-13 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the periods beginning after January 1, 2023 are presented under ASU No. 2016-13, while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of $3,626 upon adoption of ASU No. 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $2,458 and established an allowance for credit losses on off-balance sheet credit exposure of $2,344. There was no allowance for credit losses recorded for available-for-sale debt securities. The transition adjustment included corresponding increases in deferred tax assets of $1,176.

The following table illustrates the impact of ASC 326 adoption.

	January 1, 2023
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Commercial	$4,804	$677	$5,481
Real estate:
Construction, land and land development	3,548	(234)	3,314
1-4 family residential first mortgages	357	121	478
Home equity	101	(8)	93
Commercial	16,575	1,911	18,486
Consumer and other	88	(9)	79
Allowance for credit losses on loans	$25,473	$2,458	$27,931

Liabilities:
Liability for off-balance sheet credit exposures	$—	$2,344	$2,344

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment in this update extends the period of time preparers can utilize reference rate reform relief guidance in Topic 848, discussed above. ASU No. 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024. The Company does not expect the updates within Topic 848 to have a material impact on our financial statements.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

2.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if the Company's outstanding restricted stock units were vested. The dilutive effect was computed using the treasury stock method, which assumes all stock-based awards were exercised and the hypothetical proceeds from exercise were used by the Company to purchase common stock at the average market price during the period. The incremental shares, to the extent they would have been dilutive, were included in the denominator of the diluted earnings per common share calculation. The calculations of earnings per common share and diluted earnings per common share for the three months ended March 31, 2023 and 2022 are presented in the following table.

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income	$7,844	$13,184

Weighted average common shares outstanding	16,645	16,561
Weighted average effect of restricted stock units outstanding	160	279
Diluted weighted average common shares outstanding	16,805	16,840

Basic earnings per common share	$0.47	$0.80
Diluted earnings per common share	$0.47	$0.78
Number of anti-dilutive common stock equivalents excluded from diluted earnings per share computation	249	18

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

3.  Securities Available for Sale

The following tables show the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale, by security type as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$242,202	$10	$(42,229)	$199,983
Collateralized mortgage obligations (1)	332,044	—	(53,921)	278,123
Mortgage-backed securities (1)	166,479	—	(26,889)	139,590
Collateralized loan obligations	37,948	—	(1,061)	36,887
Corporate notes	13,750	—	(2,975)	10,775
	$792,423	$10	$(127,075)	$665,358

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available for sale:
State and political subdivisions	$242,823	$4	$(49,472)	$193,355
Collateralized mortgage obligations (1)	338,875	—	(57,247)	281,628
Mortgage-backed securities (1)	169,451	—	(29,171)	140,280
Collateralized loan obligations	37,948	—	(1,137)	36,811
Corporate notes	13,750	—	(1,709)	12,041
	$802,847	$4	$(138,736)	$664,115
(1)Collateralized mortgage obligations and mortgage-backed securities consist of residential and commercial mortgage pass-through securities and collateralized mortgage obligations guaranteed by FNMA, FHLMC, GNMA and SBA.

Securities with an amortized cost of approximately $381,622 and $293,017 as of March 31, 2023 and December 31, 2022, respectively, were pledged to secure access to FHLB advances and Federal Reserve credit programs, for public fund deposits, and for other purposes as required or permitted by law or regulation.

The amortized cost and fair value of securities available for sale as of March 31, 2023, by contractual maturity, are shown below. Certain securities have call features that allow the issuer to call the securities prior to maturity. Expected maturities may differ from contractual maturities for collateralized mortgage obligations and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, collateralized mortgage obligations and mortgage-backed securities are not included in the maturity categories within the following maturity summary.

	March 31, 2023
	Amortized Cost	Fair Value
Due after five years through ten years	$72,528	$65,374
Due after ten years	221,372	182,271
	293,900	247,645
Collateralized mortgage obligations and mortgage-backed securities	498,523	417,713
	$792,423	$665,358

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

There were no sales of securities available for sale during the three months ended March 31, 2023 and 2022.

The following tables show the fair value and gross unrealized losses, aggregated by investment type and length of time that individual securities have been in a continuous loss position, as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$21,169	$(577)	39	$176,282	$(41,652)	74	$197,451	$(42,229)
Collateralized mortgage obligations	6,033	(431)	7	272,090	(53,490)	72	278,123	(53,921)
Mortgage-backed securities	1,306	(72)	2	138,284	(26,817)	25	139,590	(26,889)
Collateralized loan obligations	—	—	—	36,887	(1,061)	6	36,887	(1,061)
Corporate notes	901	(99)	1	9,874	(2,876)	7	10,775	(2,975)
	$29,409	$(1,179)	49	$633,417	$(125,896)	184	$662,826	$(127,075)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)	No. of Securities	Fair Value	Gross Unrealized (Losses)
Securities available for sale:
State and political subdivisions	$74,676	$(11,556)	74	$118,487	$(37,916)	43	$193,163	$(49,472)
Collateralized mortgage obligations	107,449	(14,484)	48	174,179	(42,763)	31	281,628	(57,247)
Mortgage-backed securities	31,350	(4,556)	8	108,930	(24,615)	19	140,280	(29,171)
Collateralized loan obligations	14,468	(480)	3	22,343	(657)	3	36,811	(1,137)
Corporate notes	9,185	(1,315)	5	2,856	(394)	3	12,041	(1,709)
	$237,128	$(32,391)	138	$426,795	$(106,345)	99	$663,923	$(138,736)

The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires credit losses on available-for-sale securities to be recorded in an allowance for credit losses. If the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the security is written down to fair value through income. As of March 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the securities in an unrealized loss position prior to recovery. As of March 31, 2023, the Company also determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable is not included in available-for-sale security balances and is presented in the "Accrued interest receivable" line of the Consolidated Balance Sheets. Interest receivable on securities was $3,553 as of March 31, 2023, and is excluded from the estimate of credit losses.

As of December 31, 2022, the Company believed the unrealized losses on securities available for sale were due to market conditions rather than reduced estimated cash flows. At December 31, 2022, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected. Therefore, under the accounting principles effective at December 31, 2022, the Company did not consider these securities to have other than temporary impairment as of December 31, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

4. Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Commercial	$520,894	$519,196
Real estate:
Construction, land and land development	336,739	363,014
1-4 family residential first mortgages	75,223	75,211
Home equity	9,726	10,322
Commercial	1,810,158	1,771,940
Consumer and other	7,381	7,292
	2,760,121	2,746,975
Net unamortized fees and costs	(3,936)	(4,139)
	$2,756,185	$2,742,836

Real estate loans of approximately $1,300,000 and $1,190,000 were pledged as security for Federal Home Loan Bank (FHLB) advances as of March 31, 2023 and December 31, 2022, respectively.

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

Allowance for Credit Losses for Loans

The Company adopted ASU No. 2016-13 on January 1, 2023, at which time the Company implemented the current expected credit loss model in estimating the allowance for credit losses (ACL) valuation account. The following table details the changes in the ACL by loan segment for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,804	$3,548	$357	$101	$16,575	$88	$25,473
Adoption of CECL	677	(234)	121	(8)	1,911	(9)	2,458
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	1	1	—	—	10
Provision for credit loss expense(1)	8	(148)	(13)	(6)	159	—	—
Ending balance	$5,497	$3,166	$466	$88	$18,645	$79	$27,941
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed, improvement in qualitative risk factors related to those portfolio segments and/or changes in economic forecasts.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Prior to the adoption of ASU No. 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following table presents the activity in the allowance for loan losses by segment for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Beginning balance	$4,776	$3,646	$339	$91	$19,466	$46	$28,364
Charge-offs	—	—	—	—	—	—	—
Recoveries	4	—	1	1	3	—	9
Provision for loan losses(1)	(72)	352	8	9	(1,052)	5	(750)
Ending balance	$4,708	$3,998	$348	$101	$18,417	$51	$27,623
(1)The negative provisions for the various segments are related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

The following tables present a breakdown of the allowance for credit losses by segment, disaggregated based on the evaluation method as of March 31, 2023 and December 31, 2022.

	March 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for credit losses	5,497	3,166	466	88	18,645	79	27,941
Total	$5,497	$3,166	$466	$88	$18,645	$79	$27,941

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,804	3,548	357	101	16,575	88	25,473
Total	$4,804	$3,548	$357	$101	$16,575	$88	$25,473

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the recorded investment in loans, exclusive of unamortized fees and costs, disaggregated based on the evaluation method by segment as of March 31, 2023 and December 31, 2022.

	March 31, 2023
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for credit losses	$—	$—	$316	$—	$—	$—	$316
Collectively evaluated for credit losses	520,894	336,739	74,907	9,726	1,810,158	7,381	2,759,805
Total	$520,894	$336,739	$75,223	$9,726	$1,810,158	$7,381	$2,760,121

	December 31, 2022
		Real Estate
	Commercial	Construction and Land	1-4 Family Residential	Home Equity	Commercial	Consumer and Other	Total
Ending balance:
Individually evaluated for impairment	$—	$—	$322	$—	$—	$—	$322
Collectively evaluated for impairment	519,196	363,014	74,889	10,322	1,771,940	7,292	2,746,653
Total	$519,196	$363,014	$75,211	$10,322	$1,771,940	$7,292	$2,746,975

Under the current expected credit loss model, the ACL is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company estimates the ACL based on the underlying loans' amortized cost basis, which is the amount at which the loan is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premiums, discount, and net deferred fees or costs. The Company's estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected restructuring. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACL.

Accrued interest on loans of $8,722 and $8,665 at March 31, 2023 and December 31, 2022, respectively, is included in accrued interest receivable on the balance sheet and is excluded from the estimate of credit losses.

Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally speaking, a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of loans on a collective (pool) basis when the loans share similar risk characteristics and uses a cash flow based method to estimate expected credit losses for each of these pools. The Company's methodology for estimating the ACL considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical experience was observed.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The Company uses the cash flow based model to estimate expected credit losses for all loan segments. For each of the loan segments, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates, and other relevant data. The Company uses regression analysis that links historical losses of the Company and its peer group to two economic metrics: national unemployment rate and 10-year treasury rate over 2-year treasury rate spread to establish the loss rates applied to the projected cash flows. For all loan segments, the Company uses a forecast period of four quarters and reverts to a historical rate after four quarters. When estimating prepayment speed and curtailment rates, the modeling is based on historical internal data.

Nonaccrual Loans and Delinquency Status

Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other individually evaluated loans is generally discontinued at 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms. Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table presents the amortized cost basis of loans on nonaccrual status, loans on nonaccrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by loan segment.

	Total Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due and Accruing
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—	—
1-4 family residential first mortgages	316	322	316	322	—	—
Home equity	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$316	$322	$316	$322	$—	$—

There was no interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2023 and March 31, 2022.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables provide an analysis of the delinquency status of the amortized cost of loans as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$520,894	$520,894
Real estate:
Construction, land and
land development	—	—	—	—	336,739	336,739
1-4 family residential
first mortgages	—	—	—	—	75,223	75,223
Home equity	—	—	—	—	9,726	9,726
Commercial	—	—	—	—	1,810,158	1,810,158
Consumer and other	—	—	—	—	7,381	7,381
Total	$—	$—	$—	$—	$2,760,121	$2,760,121

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$519,196	$519,196
Real estate:
Construction, land and
land development	—	—	—	—	363,014	363,014
1-4 family residential
first mortgages	—	—	—	—	75,211	75,211
Home equity	—	—	—	—	10,322	10,322
Commercial	—	—	—	—	1,771,940	1,771,940
Consumer and other	—	—	—	—	7,292	7,292
Total	$—	$—	$—	$—	$2,746,975	$2,746,975

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Loan Restructurings Made to Borrowers Experiencing Financial Difficulty

As of March 31, 2023 and December 31, 2022 the Company had no loan restructurings made to borrowers experiencing financial difficulty. There were no loan restructurings made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three months ended March 31, 2023 and 2022. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Credit Quality Indicators

Based upon its ongoing assessment of credit quality within the loan portfolio, the Company maintains a Watch List, which includes loans classified as Doubtful, Substandard and Watch according to the Company's classification criteria. These loans involve the anticipated potential for payment defaults or collateral inadequacies. A loan on the Watch List is analyzed individually to categorize the loan to the appropriate credit risk category.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The following tables present the amortized cost basis of loans by loan segment, credit quality indicator and origination year, and the current period gross write-off by loan segment and origination year, based on the analysis performed as of March 31, 2023 and December 31, 2022.

	Term Loans by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Pass	$64,257	$129,097	$60,612	$46,986	$8,937	$49,173	$161,832	$520,894
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$64,257	$129,097	$60,612	$46,986	$8,937	$49,173	$161,832	$520,894
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$6,086	$53,833	$21,637	$2,389	$1,536	$193	$251,021	$336,695
Watch	—	44	—	—	—	—	—	44
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$6,086	$53,877	$21,637	$2,389	$1,536	$193	$251,021	$336,739
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$5,203	$22,187	$21,218	$13,459	$3,955	$4,614	$4,036	$74,672
Watch	147	—	—	—	—	—	—	147
Substandard	—	88	—	—	316	—	—	404
Doubtful	—	—	—	—	—	—	—	—
Total	$5,350	$22,275	$21,218	$13,459	$4,271	$4,614	$4,036	$75,223
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$129	$401	$585	$488	$129	$162	$7,832	$9,726
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$129	$401	$585	$488	$129	$162	$7,832	$9,726
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$43,243	$434,292	$416,913	$405,642	$90,607	$215,846	$151,040	$1,757,583
Watch	—	22,390	30,185	—	—	—	—	52,575
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$43,243	$456,682	$447,098	$405,642	$90,607	$215,846	$151,040	$1,810,158
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$297	$623	$703	$85	$74	$203	$5,396	$7,381
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$297	$623	$703	$85	$74	$203	$5,396	$7,381
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	Term Loans by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Pass	$148,637	$64,984	$63,072	$9,873	$23,771	$24,103	$184,756	$519,196
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$148,637	$64,984	$63,072	$9,873	$23,771	$24,103	$184,756	$519,196
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development
Pass	$75,946	$24,095	$2,501	$1,562	$196	$—	$258,667	$362,967
Watch	47	—	—	—	—	—	—	47
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$75,993	$24,095	$2,501	$1,562	$196	$—	$258,667	$363,014
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential first mortgages
Pass	$23,608	$23,460	$14,879	$4,229	$1,283	$4,267	$2,927	$74,653
Watch	—	148	—	—	—	—	—	148
Substandard	88	—	—	322	—	—	—	410
Doubtful	—	—	—	—	—	—	—	—
Total	$23,696	$23,608	$14,879	$4,551	$1,283	$4,267	$2,927	$75,211
Current period gross writeoffs	$—	$—	$—	$—	$—	$31	$—	$31
Home equity
Pass	$413	$613	$512	$130	$169	$—	$8,485	$10,322
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$413	$613	$512	$130	$169	$—	$8,485	$10,322
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$429,826	$421,283	$403,195	$92,304	$54,723	$169,055	$147,518	$1,717,904
Watch	22,553	30,573	—	910	—	—	—	54,036
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$452,379	$451,856	$403,195	$93,214	$54,723	$169,055	$147,518	$1,771,940
Current period gross writeoffs	$—	$451	$—	$—	$—	$—	$—	$451
Consumer and other
Pass	$1,176	$1,082	$136	$86	$272	$72	$4,468	$7,292
Watch	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,176	$1,082	$136	$86	$272	$72	$4,468	$7,292
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Collateral Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loans to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The following table presents the amortized cost basis of collateral dependent loans, by primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans.

As of March 31, 2023
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—
1-4 family residential first mortgages	316	—	—	316	—
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$316	$—	$—	$316	$—

As of December 31, 2022
Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction, land and land development	—	—	—	—	—
1-4 family residential first mortgages	322	—	—	322	—
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$322	$—	$—	$322	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company has recorded an allowance for credit losses for unfunded commitments of $2,344 as of March 31, 2023. The allowance for credit losses for off-balance-sheet credit exposures is presented in the "Accrued expenses and other liabilities" line of the Consolidated Balance Sheets. Changes in the allowance for credit losses for off-balance-sheet credit exposures is reflected in the "Credit loss expense " line of the Consolidated Statements of Income. There were no changes to the allowance for credit losses for off-balance-sheet credit exposures during the three months ended March 31, 2023.

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

Interest Rate Swaps Designated as a Cash Flow Hedge: The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $375,000 and $310,000 at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the Company had swaps with a total notional amount of $245,000 that hedge the interest payments of rolling fixed-rate one-month funding consisting of FHLB advances or brokered deposits. One of these swaps with a total notional amount of $25,000 is a forward-starting swap with a starting date in September 2023. Also as of March 31, 2023, the Company had a swap with a total notional amount of $20,000 that effectively converts variable-rate junior subordinated notes to fixed-rate debt and swaps with a total notional amount of $110,000 that hedge the interest payments of certain deposit accounts.

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

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

The table below identifies the balance sheet category and fair values of the Company's derivative instruments as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Cash Flow Hedges:
Gross notional amount	$375,000	$310,000
Fair value in other assets	13,025	16,284
Fair value in other liabilities	(333)	—
Weighted-average floating rate received	4.93%	4.53%
Weighted-average fixed rate paid	2.45%	2.25%
Weighted-average maturity in years	3.4	3.3

Non-Hedging Derivatives:
Gross notional amount	$253,483	$254,369
Fair value in other assets	12,508	15,309
Fair value in other liabilities	(12,508)	(15,309)

The following table identifies the pre-tax gains or losses recognized on the Company's derivative instruments designated as cash flow hedges for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Pre-tax gain (loss) recognized in other comprehensive income	$(1,634)	$10,536
Reclassification from AOCI into income:
Increase (decrease) in interest expense	$(1,958)	$1,045

The Company estimates there will be approximately $8,695 reclassified from accumulated other comprehensive income to reduce interest expense through the 12 months ending March 31, 2024 related to cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by interest rate swap counterparties, which is minimized by collateral-pledging provisions in the agreements. Derivative contracts with swap counterparties are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration. As of both March 31, 2023 and December 31, 2022, the Company pledged $0 of collateral to the counterparties in the form of cash on deposit. As of March 31, 2023 and December 31, 2022, the Company's counterparties pledged $26,280 and $31,560, respectively, of collateral to the Company in the form of cash on deposit. The interest rate swap product with the borrower is cross-collateralized with the underlying loan and therefore there is no pledged cash collateral under swap contracts with customers.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

6.  Income Taxes

Net deferred tax assets consisted of the following as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$7,420	$6,241
Net unrealized losses on securities available for sale	31,639	34,544
Lease liabilities	1,069	1,147
Accrued expenses	213	434
Restricted stock unit compensation	663	1,038
State net operating loss carryforward	1,527	1,476
Other	171	156
	42,702	45,036
Deferred tax liabilities:
Right-of-use assets	1,022	1,099
Deferred loan costs	260	249
Net unrealized gains on interest rate swaps	3,121	4,003
Premises and equipment	1,198	1,219
New markets tax credit loan	325	303
Other	127	78
	6,053	6,951
Net deferred tax assets before valuation allowance	36,649	38,085
Valuation allowance	(1,527)	(1,476)
Net deferred tax assets	$35,122	$36,609

The Company has recorded a valuation allowance against the tax effect of the state net operating loss carryforwards, as management believes it is more likely than not that these carryforwards will expire without being utilized. The state net operating loss carryforwards expire in 2023 and thereafter.

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

7.  Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2023 and 2022.

	Unrealized	Unrealized	Accumulated
	Gains	Gains	Other
	(Losses) on	(Losses) on	Comprehensive
	Securities	Derivatives	Income (Loss)
Balance, December 31, 2022	$(103,680)	$12,209	$(91,471)
Other comprehensive income (loss) before reclassifications	8,762	(1,233)	7,529
Amounts reclassified from accumulated other comprehensive income	(6)	(1,477)	(1,483)
Net current period other comprehensive income (loss)	8,756	(2,710)	6,046
Balance, March 31, 2023	$(94,924)	$9,499	$(85,425)

Balance, December 31, 2021	$(5,021)	$(5,616)	$(10,637)
Other comprehensive income (loss) before reclassifications	(40,782)	7,870	(32,912)
Amounts reclassified from accumulated other comprehensive income	—	781	781
Net current period other comprehensive income (loss)	(40,782)	8,651	(32,131)
Balance, March 31, 2022	$(45,803)	$3,035	$(42,768)

8.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations that it uses for on-balance-sheet instruments. The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires an allowance for credit losses on off-balance sheet credit exposure. See Note 4 for additional information. The Company's commitments consisted of the following amounts as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Commitments to fund real estate construction loans	$403,841	$336,900
Other commitments to extend credit	698,520	727,666
Standby letters of credit	19,819	20,557
	$1,122,180	$1,085,123

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

West Bank previously executed Mortgage Partnership Finance (MPF) Master Commitments (Commitments) with the FHLB of Des Moines to deliver residential mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitments. West Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to assist with managing the credit risk of the MPF Program residential mortgage loans. The outstanding balance of mortgage loans sold under the MPF Program was $22,720 and $23,337 at March 31, 2023 and December 31, 2022, respectively.

Contractual commitments: The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,012 and $3,431 as of March 31, 2023 and December 31, 2022, respectively.

West Bank entered into a construction contract in 2022 for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of March 31, 2023, there was a remaining commitment of $30,415 under this contract. West Bank is also building a new office in Mankato, Minnesota to be completed in the fall of 2023, which had a remaining commitment of $5,426 as of March 31, 2023.

Concentrations of credit risk: Substantially all of the Company's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market areas. The concentrations of credit by type of loan are set forth in Note 4. The distribution by type of loan of commitments to extend credit approximates the distribution by type of loan outstanding. Standby letters of credit were granted primarily to commercial borrowers.

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$199,983	$—	$199,983	$—
Collateralized mortgage obligations	278,123	—	278,123	—
Mortgage-backed securities	139,590	—	139,590	—
Collateralized loan obligations	36,887	—	36,887	—
Corporate notes	10,775	—	10,775	—
Derivative instruments, interest rate swaps	25,533	—	25,533	—

Financial liabilities:
Derivative instruments, interest rate swaps	$12,841	$—	$12,841	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Securities available for sale:
State and political subdivisions	$193,355	$—	$193,355	$—
Collateralized mortgage obligations	281,628	—	281,628	—
Mortgage-backed securities	140,280	—	140,280	—
Collateralized loan obligations	36,811	—	36,811	—
Corporate notes	12,041	—	12,041	—
Derivative instruments, interest rate swaps	31,593	—	31,593	—

Financial liabilities:
Derivative instruments, interest rate swaps	$15,309	$—	$15,309	$—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

Certain assets are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). As of both March 31, 2023 and December 31, 2022, there were no individually evaluated loans with a fair value adjustment. Individually evaluated loans are classified within Level 3 of the fair value hierarchy and are evaluated and valued at the lower of cost or fair value when the loan is individually evaluated. Fair value is based on the value of the collateral securing these loans.

In determining the estimated net realizable value of the underlying collateral of individually evaluated loans, the Company primarily uses third-party appraisals or broker opinions which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration of variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. Because of the high degree of judgment required in estimating the fair value of collateral underlying individually evaluated loans and because of the relationship between fair value and general economic conditions, the Company considers the fair value of individually evaluated loans to be highly sensitive to changes in market conditions.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and approximate fair values of financial assets and liabilities as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,579	$21,579	$21,579	$—	$—
Interest-bearing deposits	901	901	901	—	—
Securities available for sale	665,358	665,358	—	665,358	—
Federal Home Loan Bank stock	22,226	22,226	22,226	—	—
Loans, net	2,728,244	2,623,471	—	2,623,471	—
Accrued interest receivable	12,284	12,284	12,284	—	—
Interest rate swaps	25,533	25,533	—	25,533	—
Financial liabilities:
Deposits	$2,798,393	$2,798,370	$—	$2,798,370	$—
Federal funds purchased and other short-term borrowings	229,290	229,290	229,290	—	—
Subordinated notes, net	79,435	69,275	—	69,275	—
Federal Home Loan Bank advances	220,000	220,000	—	220,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	5,173	5,173	5,173	—	—
Interest rate swaps	12,841	12,841	—	12,841	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
(dollars in thousands, except per share data)

	December 31, 2022
	Carrying Amount	Approximate Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,896	$24,896	$24,896	$—	$—
Interest-bearing deposits	1,643	1,643	1,643	—	—
Securities available for sale	664,115	664,115	—	664,115	—
Federal Home Loan Bank stock	19,336	19,336	19,336	—	—
Loans, net	2,717,363	2,582,911	—	2,582,911	—
Accrued interest receivable	11,988	11,988	11,988	—	—
Interest rate swaps	31,593	31,593	—	31,593	—
Financial liabilities:
Deposits	$2,880,408	$2,880,495	$—	$2,880,495	$—
Federal funds purchased and other short-term borrowings	200,000	200,000	200,000	—	—
Subordinated notes, net	79,369	68,047	—	68,047	—
Federal Home Loan Bank advances	155,000	155,000	—	155,000	—
Long-term debt	51,486	51,486	—	51,486	—
Accrued interest payable	3,260	3,260	3,260	—	—
Interest rate swaps	15,309	15,309	—	15,309	—
Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"SAFE HARBOR" CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may appear throughout this report. These forward-looking statements are generally identified by the words “believes,” “expects,” “intends,” “anticipates,” “projects,” “future,” “confident,” “may,” “should,” “will,” “strategy,” “plan,” “opportunity,” “will be,” “will likely result,” “will continue” or similar references, or references to estimates, predictions or future events. Such forward-looking statements are based upon certain underlying assumptions, risks and uncertainties. Because of the possibility that the underlying assumptions are incorrect or do not materialize as expected in the future, actual results could differ materially from these forward-looking statements. Risks and uncertainties that may affect future results include: interest rate risk, including the effects of recent rate increases by the Federal Reserve; fluctuations in the values of the securities held in our investment portfolio, including as a result of rising interest rates, which has resulted in unrealized losses in our portfolio; competitive pressures, including from non-bank competitors such as "fintech" companies and digital asset service providers; pricing pressures on loans and deposits; our ability to successfully manage liquidity risk; changes in credit and other risks posed by the Company’s loan portfolio, including declines in commercial or residential real estate values or changes in the allowance for credit losses dictated by new market conditions, accounting standards (including as a result of the implementation of the current expected credit loss (CECL) accounting standard) or regulatory requirements; the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; changes in local, national and international economic conditions, including rising rates of inflation; the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank and Signature Bank that resulted in failure of those institutions; changes in legal and regulatory requirements, limitations and costs, including in response to the recent failures of Silicon Valley Bank and Signature Bank; changes in customers’ acceptance of the Company’s products and services; cyber-attacks; unexpected outcomes of existing or new litigation involving the Company; the monetary, trade and other regulatory policies of the U.S. government; acts of war or terrorism, including the Russian invasion of Ukraine, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events; risks related to climate change and the negative impact it may have on our customers and their business; developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate and the development of other alternative reference rates; changes to U.S. tax laws, regulations and guidance; talent and labor shortages; the new 1 percent excise tax on stock buybacks by publicly traded companies; and any other risks described in the “Risk Factors” sections of this and other reports filed by the Company with the SEC. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current or future events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023. The Company adopted ASU 2016-13 on January 1, 2023 and replaced the allowance for loan losses "incurred loss" model discussed in the Form 10-K for the year ended December 31, 2022 with the allowance for credit losses "current expected credit loss" model, referred to as the CECL model. Refer to Note 1 and 4 for additional information and accounting policies related to the CECL model.

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

The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on a FTE basis and efficiency ratio on an adjusted and FTE basis to their most directly comparable measures under GAAP.

	Three Months Ended March 31,
	2023	2022
Reconciliation of net interest income and net interest margin on a FTE basis to GAAP:
Net interest income (GAAP)	$18,695	$23,828
Tax-equivalent adjustment (1)	161	329
Net interest income on a FTE basis (non-GAAP)	18,856	24,157
Average interest-earning assets	3,435,988	3,432,114
Net interest margin on a FTE basis (non-GAAP)	2.23%	2.85%

Reconciliation of efficiency ratio on an adjusted and FTE basis to GAAP:
Net interest income on a FTE basis (non-GAAP)	$18,856	$24,157
Noninterest income	2,957	2,389
Adjustment for losses on disposal of premises and equipment, net	—	18
Adjusted income	21,813	26,564
Noninterest expense	12,071	10,662
Efficiency ratio on an adjusted and FTE basis (non-GAAP) (2)	55.34%	40.14%

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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
OVERVIEW

The following discussion describes the consolidated operations and financial condition of the Company, West Bank and West Bank's special purpose subsidiaries (which are invested in new markets tax credit activities). Results of operations for the three months ended March 31, 2023 are compared to the results for the same period in 2022, and the consolidated financial condition of the Company as of March 31, 2023 is compared to that as of December 31, 2022. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

The Company conducts business from its main office in West Des Moines, Iowa and through its branch offices in central Iowa, which is generally the greater Des Moines metropolitan area; eastern Iowa, which is the area including and surrounding Iowa City and Coralville; and southern Minnesota, which includes the cities of Rochester, Owatonna, Mankato and St. Cloud.

Net income for the three months ended March 31, 2023 was $7,844, or $0.47 per diluted common share, compared to $13,184, or $0.78 per diluted common share, for the three months ended March 31, 2022. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 2023 were 0.88 percent and 14.77 percent, respectively, compared to 1.51 percent and 20.96 percent, respectively, for the three months ended March 31, 2022.

The decrease in net income for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in net interest income and increase in salaries and employee benefits, partially offset by an increase in gain from bank-owned life insurance.

Net interest income for the three months ended March 31, 2023 declined $5,133, or 21.5 percent, compared to the three months ended March 31, 2022. The decrease in net interest income was primarily due to the increase in interest expense on deposits and other borrowings resulting from rapidly rising interest rates and inverted yield curve, and changes in funding mix, partially offset by an increase in interest income on loans and securities.

Noninterest income increased $568 for the three months ended March 31, 2023 compared to the same period in 2022 due to a gain from bank-owned life insurance. Noninterest expense increased $1,409 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increases in salaries and employee benefits and occupancy and equipment expense.

Total loans outstanding increased $13,349, or 0.5 percent, during the first three months of 2023. The credit quality of the loan portfolio remained strong, as evidenced by the Company's ratio of nonperforming loans to total assets of 0.01 percent as of both March 31, 2023 and December 31, 2022. As of March 31, 2023, the allowance for credit losses was 1.01 percent of total outstanding loans, compared to 0.93 percent as of December 31, 2022. Management believed the allowance for credit losses at March 31, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
On a quarterly basis, the Company compares three key performance metrics to those of our identified peer group. The peer group for 2023 consists of 22 Midwestern, publicly traded financial institutions, including Bank First Corporation, Bridgewater Bancshares Inc., ChoiceOne Financial Services, Inc., Civista Bancshares, Inc., CrossFirst Bankshares, Inc., Equity Bancshares, Inc., Farmers National Banc Corp., Farmers & Merchants Bancorp., First Business Financial Services, Inc., First Financial Corp., First Mid Bancshares, Inc., German American Bancorp, Inc., HBT Financial Inc., Hills Bancorporation, Isabella Bank Corporation, LCNB Corp., Macatawa Bank Corporation, Mercantile Bank Corporation, MidWestOne Financial Group, Inc., Nicolet Bankshares, Inc., Peoples Bancorp, Inc., and Southern Missouri Bancorp, Inc. The Company is in the middle of the group in terms of asset size. The Company's goal is to perform at or near the top of this peer group relative to what we consider to be three key metrics: return on average equity, efficiency ratio and nonperforming assets to total assets. We believe these measures encompass the factors that define the performance of a community bank. Company and peer results for the key financial performance measures are summarized below.

	West Bancorporation, Inc.		Peer Group Range(2)
	As of and for the three months ended March 31, 2023	As of and for the year ended December 31, 2022	As of and for the year ended ended December 31, 2022
Return on average equity	14.77%	20.71%	9.97% - 17.24%
Efficiency ratio(1)	55.34%	43.70%	41.14% - 63.37%
Nonperforming assets to total assets	0.01%	0.01%	0.02% - 1.08%
(1) The efficiency ratio is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.
(2) Latest data available.

At its meeting on April 26, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend is payable on May 24, 2023, to stockholders of record on May 10, 2023.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2023 compared with the same period in 2022.

	Three Months Ended March 31,
	2023	2022	Change	Change %
Net income	$7,844	$13,184	$(5,340)	(40.50)%
Average assets	3,617,458	3,544,564	72,894	2.06%
Average stockholders' equity	215,391	255,130	(39,739)	(15.58)%

Return on average assets	0.88%	1.51%	(0.63)%
Return on average equity	14.77%	20.96%	(6.19)%
Net interest margin (1)	2.23%	2.85%	(0.62)%
Efficiency ratio (1) (2)	55.34%	40.14%	15.20%
Dividend payout ratio	52.31%	31.39%	20.92%
Average equity to average assets ratio	5.95%	7.20%	(1.25)%

	As of March 31,
	2023	2022	Change
Nonperforming assets to total assets (2)	0.01%	0.25%	(0.24)%
Equity to assets ratio	5.99%	6.67%	(0.68)%
Tangible common equity ratio	5.99%	6.67%	(0.68)%
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

Data for the three months ended March 31:

	Average Balance				Interest Income/Expense				Yield/Rate
	2023	2022	Change	Change- %	2023	2022	Change	Change- %	2023	2022	Change
Interest-earning assets:
Loans: (1) (2)
Commercial	$522,034	$470,105	$51,929	11.05%	$7,567	$4,658	$2,909	62.45%	5.88%	4.02%	1.86%
Real estate (3)	2,215,355	1,975,858	239,497	12.12%	25,333	18,725	6,608	35.29%	4.64%	3.84%	0.80%
Consumer and other	7,992	3,558	4,434	124.62%	125	34	91	267.65%	6.35%	3.90%	2.45%
Total loans	2,745,381	2,449,521	295,860	12.08%	33,025	23,417	9,608	41.03%	4.88%	3.88%	1.00%

Securities:
Taxable	538,158	633,654	(95,496)	(15.07)%	3,316	2,889	427	14.78%	2.46%	1.82%	0.64%
Tax-exempt (3)	150,311	170,898	(20,587)	(12.05)%	974	1,056	(82)	(7.77)%	2.59%	2.47%	0.12%
Total securities	688,469	804,552	(116,083)	(14.43)%	4,290	3,945	345	8.75%	2.49%	1.96%	0.53%

Interest-bearing deposits	2,138	178,041	(175,903)	(98.80)%	25	82	(57)	(69.51)%	4.81%	0.19%	4.62%
Total interest-earning assets (3)	$3,435,988	$3,432,114	$3,874	0.11%	37,340	27,444	9,896	36.06%	4.41%	3.24%	1.17%

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$500,392	$546,237	$(45,845)	(8.39)%	1,570	250	1,320	528.00%	1.27%	0.19%	1.08%
Savings and money market	1,277,676	1,610,639	(332,963)	(20.67)%	8,655	1,620	7,035	434.26%	2.75%	0.41%	2.34%
Time	417,427	195,638	221,789	113.37%	3,114	281	2,833	1,008.19%	3.03%	0.58%	2.45%
Total deposits	2,195,495	2,352,514	(157,019)	(6.67)%	13,339	2,151	11,188	520.13%	2.46%	0.37%	2.09%
Borrowed funds:
Federal funds purchased and
other short-term borrowings	186,333	1,506	184,827	12,272.71%	2,079	—	2,079	N/A	4.53%	0.05%	4.48%
Subordinated notes, net	79,400	20,467	58,933	287.94%	1,106	248	858	345.97%	5.65%	4.91%	0.74%
Federal Home Loan Bank
advances	203,722	125,000	78,722	62.98%	1,262	630	632	100.32%	2.51%	2.04%	0.47%
Long-term debt	51,486	51,497	(11)	(0.02)%	698	258	440	170.54%	5.50%	2.03%	3.47%
Total borrowed funds	520,941	198,470	322,471	162.48%	5,145	1,136	4,009	352.90%	4.01%	2.32%	1.69%
Total interest-bearing
liabilities	$2,716,436	$2,550,984	$165,452	6.49%	18,484	3,287	15,197	462.34%	2.76%	0.52%	2.24%

Net interest income (FTE) (4)					$18,856	$24,157	$(5,301)	(21.94)%
Net interest spread (FTE)									1.65%	2.72%	(1.07)%
Net interest margin (FTE) (4)									2.23%	2.85%	(0.62)%
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

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company's largest component of net income is net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of loans and securities, and interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities. The Federal Reserve increased the target federal funds interest rate by a total of 425 basis points in 2022 and 50 basis points during the first three months of 2023. At this time it is unknown whether additional target federal funds interest rate changes will occur during the remainder of 2023. The increases that occurred throughout 2022 and 2023 will have an impact on the comparability of net interest income between 2023 and 2022.

Net interest margin on a FTE basis, a non-GAAP financial measure, is a measure of the net return on interest-earning assets and is computed by dividing annualized tax-equivalent net interest income by total average interest-earning assets for the period. The net interest margin for the three months ended March 31, 2023 decreased by 62 basis points compared to the three months ended March 31, 2022. The primary driver of the decrease in the net interest margin was an increase in rates paid on deposits and borrowed funds, which have repriced faster than loans and securities, and an increase in average borrowed funds balances. Tax-equivalent net interest income decreased $5,301 for the three months ended March 31, 2023 compared to the same time period in 2022.

Tax-equivalent interest income on loans increased $9,603 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase in interest income on loans was driven by a combination of an increase in the average balance of loans and an increase in loan yields. The average balance of loans for the three months ended March 31, 2023 increased $295,860 compared to the three months ended March 31, 2022, while loan yields increased 100 basis points. Rising market interest rates have resulted in increasing rates on variable-rate loans and higher interest rates on renewed and originated loans. The Company continues to focus on expanding existing and entering into new customer relationships while maintaining strong credit quality. The yield on the Company's loan portfolio is affected by the portfolio's loan mix, the interest rate environment, the effects of competition, the level of nonaccrual loans and reversals of previously accrued interest on charged-off loans. The yield on the loan portfolio is expected to increase in a rising rate environment as variable-rate loans and loan renewals reprice at higher rates. The political and economic environments can also influence the volume of new loan originations and the mix of variable-rate versus fixed-rate loans.

The average balance of deposits decreased $157,019 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The rates paid on deposits increased 209 basis points for the three months ended March 31, 2023 compared to the same period in 2022. The increase in the cost of deposits was primarily due to higher deposit interest rates in response to increases in the target federal funds rate and market interest rates, increased competition for deposit balances, and changes in deposit mix. The Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022 and 50 basis points in the first three months of 2023. These increases have had a direct impact on the cost of deposits and market competition.

Interest expense on borrowed funds increased $4,009 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The average balance of borrowed funds increased $322,471 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The Company issued $60,000 of subordinated debt in June 2022. Additionally, average balances of federal funds purchased and other short-term borrowings increased $184,827 for the three months ended March 31, 2023 compared to the same period in 2022. The average rate of the federal funds purchased and other short-term borrowings increased by 448 basis points in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase in average rates paid on federal funds purchased and other short-term borrowings was driven by the increases in the target federal funds rate by the Federal Reserve.

Credit Loss Expense and the Related Allowance for Credit Losses

The Company adopted ASU No. 2016-13 using the modified retrospective method for financial assets measured at amortized cost and off-balance-sheet credit exposures. See Notes 1 and 4 to the Financial Statements for additional information.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The credit loss expense recorded on the income statement represents a charge made to earnings to maintain an adequate allowance for credit losses. The adequacy of the allowance for credit losses is evaluated quarterly by management and reviewed by the Board of Directors. The allowance for credit losses is management's estimate of expected lifetime losses in the loan portfolio as of the balance sheet date. There was no provision for credit losses for the three months ended March 31, 2023. The credit loss expense was negative $750 for the three months ended March 31, 2022. The negative credit loss expense recorded in 2022 was due to the sustained performance of loans after the expiration of COVID modifications and improvement in classified loans.

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

While management uses available information to recognize losses on loans, further reduction in the carrying amounts of loans may be necessary based on changes in circumstances, changes in the overall economy in the markets we currently serve, or later acquired information. Identifiable sectors within the general economy are subject to additional volatility, which at any time may have a substantial impact on the loan portfolio. In addition, regulatory agencies, as integral parts of their examination processes, periodically review the credit quality of the loan portfolio and the level of the allowance for credit losses. Such agencies may require West Bank to recognize additional charge-offs or provision for credit losses based on such agencies' review of information available to them at the time of their examinations.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
West Bank's policy is to charge off loans when, in management's opinion, a loan or a portion of a loan is deemed uncollectible. Commercially reasonable efforts are made to maximize subsequent recoveries. The following table summarizes the activity in the Company's allowance for credit losses on loans for the three months ended March 31, 2023 and 2022 and related ratios.

	Three Months Ended March 31,
	2023	2022	Change
Balance at beginning of period	$25,473	$28,364	$(2,891)
Adoption of CECL	2,458	—	2,458
Charge-offs	—	—	—
Recoveries	10	9	1
Net (charge-offs) recoveries	10	9	1
Provision for credit losses charged (credited) to operations	—	(750)	750
Balance at end of period	$27,941	$27,623	$318

Average loans outstanding	$2,745,381	$2,449,521

Ratio of annualized net (charge-offs) recoveries during the period to average loans outstanding	—%	—%

Ratio of allowance for credit losses for loans to average loans outstanding	1.02%	1.13%

Ratio of allowance for credit losses for loans to total loans at end of period	1.01%	1.11%

The U.S. economy continues to be affected by federal government programs and the Federal Reserve's accommodative monetary policies initiated during the COVID-19 pandemic. Current economic concerns include the impact of sharp increases in interest rates as the Federal Reserve responds to inflationary trends, labor shortages and wage pressures, and the uncertainty of additional increases in the Federal Reserve target federal funds rate. In response to increasing inflation rates, the Federal Reserve increased the target federal funds rate by a total of 425 basis points in 2022 and 50 basis points in the first three months of 2023. The forecast for future rate increases is uncertain at this time. Management believed the allowance for credit losses at March 31, 2023 was adequate to absorb expected losses in the loan portfolio as of that date.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Noninterest Income

The following table shows the variance from the prior year in the noninterest income categories shown in the Consolidated Statements of Income.

	Three Months Ended March 31,
Noninterest income:	2023	2022	Change	Change %
Service charges on deposit accounts	$462	$580	$(118)	(20.34)%
Debit card usage fees	486	472	14	2.97%
Trust services	706	629	77	12.24%
Increase in cash value of bank-owned life insurance	257	227	30	13.22%
Gain from bank-owned life insurance	691	—	691	N/A
Other income:
All other income	355	481	(126)	(26.20)%
Total other income	355	481	(126)	(26.20)%
Total noninterest income	$2,957	$2,389	$568	23.78%

Revenue from trust services was higher for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in one-time estate fees. An increase in trust assets and accounts since March 31, 2022 also contributed to the increase in trust service fees. The gain from bank-owned life insurance was from a death benefit claim. The decrease in other income was primarily due to $97 of income recognized in the three months ended March 31, 2022 related to the purchase of discounted transferable state income tax credits.

Noninterest Expense

The following table shows the variance from the prior year period in the noninterest expense categories shown in the Consolidated Statements of Income. In addition, accounts within the “other expenses” category that represent a significant portion of the total or a significant variance are shown below.

	Three Months Ended March 31,
Noninterest expense:	2023	2022	Change	Change %
Salaries and employee benefits	$6,867	$6,298	$569	9.03%
Occupancy and equipment	1,327	1,086	241	22.19%
Data processing	635	624	11	1.76%
Technology and software	513	476	37	7.77%
FDIC insurance	416	337	79	23.44%
Professional fees	250	217	33	15.21%
Director fees	205	168	37	22.02%
Other expenses:
Business development	333	236	97	41.10%
Insurance expense	215	151	64	42.38%
Trust	165	137	28	20.44%
Charitable contributions	60	—	60	N/A
Consulting fees	49	50	(1)	(2.00)%
Marketing	41	54	(13)	(24.07)%
Low income housing projects amortization	161	142	19	13.38%
New markets tax credit project amortization and management fees	230	230	—	—%
All other	604	456	148	32.46%
Total other expenses	1,858	1,456	402	27.61%
Total noninterest expense	$12,071	$10,662	$1,409	13.22%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
Salaries and employee benefits increased for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, due to wage increases that have been higher than recent historical averages in response to market conditions and competition in retaining and recruiting talent. Additionally, there has been an increase in full-time equivalent employees with growth in our commercial banking team and information technology department. Occupancy and equipment expense increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in depreciation expense related to the new building in St. Cloud, Minnesota which opened in March 2022 and scheduled increases in rent expense on existing leases. FDIC insurance expense increased during the three months ended March 31, 2023 when compared to the same time period in 2022 primarily due to the FDIC's increase in the minimum assessment rate, announced in 2022 and effective for the first quarter of 2023.

Business development expenses increased in 2023 compared to 2022 due to an increase in the size of our commercial banking team and a general increase in sponsorships and business development activity. Insurance expense increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to insurance costs related to bank buildings that are under construction.

Income Tax Expense

The Company recorded income tax expense of $1,737 (18.1 percent of pre-tax income) for the three months ended March 31, 2023, compared with $3,121 (19.1 percent of pre-tax income) for the three months ended March 31, 2022. The Company's consolidated income tax rate differs from the federal statutory income tax rate in each period, primarily due to tax-exempt interest income, the tax-exempt increase in cash value of bank-owned life insurance, gain from bank-owned life insurance, disallowed interest expense, and state income taxes. Additionally, for the three months ended March 31, 2023 and 2022, a tax benefit of $11 and $377, respectively, was recorded as a result of the increase in fair value of restricted stock over the vesting period. The tax rates for the first three months of 2023 and 2022 were also impacted by year-to-date federal low income housing tax credits and a new markets tax credit of approximately $375 and $367, respectively.

FINANCIAL CONDITION

The Company had total assets of $3,624,943 as of March 31, 2023, compared to total assets of $3,613,218 as of December 31, 2022. Fluctuations in the balance sheet included increases in loans, premises and equipment, and borrowed funds and a decrease in deposits.

Securities

Securities available for sale increased by $1,243 during the three months ended March 31, 2023. This slight increase was primarily attributable to the decrease in unrealized losses in the securities portfolio, partially offset by principal paydowns on securities. In the first three months of 2023, net unrealized losses on the available for sale securities portfolio decreased by $11,667. This was primarily due to falling market yields since December 31, 2022. Management concluded the unrealized losses are primarily attributed to increases in risk-free market interest rates since these securities were purchased and were not credit-related losses. Unrealized losses are recorded in accumulated other comprehensive loss, net of tax. The Company expects the securities portfolio as a percentage of total assets to decrease over time as the proceeds from paydowns and maturities may be used for loan growth or repayment of borrowed funds.

As of March 31, 2023, approximately 63 percent of the available for sale securities portfolio consisted of government agency guaranteed collateralized mortgage obligations and mortgage-backed securities. These securities have little to no credit risk and provide cash flows for liquidity and repricing opportunities.

Loans and Nonperforming Assets

Loans outstanding increased $13,349 from $2,742,836 as of December 31, 2022 to $2,756,185 as of March 31, 2023. Changes in the loan portfolio during the first three months of 2023 included an increase of $38,218 in commercial real estate loans and a decrease of $26,275 in construction, land and land development loans. The Company continues to focus on business development efforts in all of its markets.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied commercial real estate lending exceeds 300 percent of total risk-based capital or construction, land development, and other land loans exceed 100 percent of total risk-based capital. Although the commercial real estate portfolio exceeds these regulatory guidelines, they are within the Company's established policy limits and the Company has appropriate risk management policies and procedures to regularly monitor the commercial real estate portfolio. An analysis of the Company's non-owner occupied commercial real estate portfolio as of December 31, 2022 was presented in the Company's Form 10-K filed with the SEC on February 23, 2023, and the Company has not experienced any material changes to that portfolio since December 31, 2022.

The following table sets forth the amount of nonperforming assets held by the Company and common ratio measurements of those assets as of the dates shown.

	March 31, 2023	December 31, 2022	Change
Nonaccrual loans	$316	$322	$(6)
Loans past due 90 days and still accruing interest	—	—	—
Loan restructurings (1)	—	—	—
Total nonperforming loans	316	322	(6)
Other real estate owned	—	—	—
Total nonperforming assets	$316	$322	$(6)

Nonperforming loans to total loans	0.01%	0.01%	—%
Nonperforming assets to total assets	0.01%	0.01%	—%
(1)While loan restructurings made to borrowers experiencing financial difficulty (loan restructurings) are commonly reported by the industry as nonperforming, those not classified in the nonaccrual category are accruing interest due to payment performance. Loan restructurings on nonaccrual status are categorized as nonaccrual. There were no loan restructurings categorized as nonaccrual as of March 31, 2023 or December 31, 2022.

Premises and Equipment

The Company purchased land in the first quarter of 2022 for its new corporate headquarters to be located in West Des Moines, Iowa and construction began in the second quarter of 2022. Construction is expected to be completed in 2024. Additionally, construction of a new office in Mankato, Minnesota also began in the first quarter of 2022 and is expected to be completed in 2023.

Deposits

Deposits decreased $82,015, or 2.8 percent, during the first three months of 2023. A large part of this decrease was attributbale to a decrease in brokered deposits. Brokered deposits decreased to $234,213 at March 31, 2023, from $272,691 at December 31, 2022. Excluding brokered deposits, deposits decreased $43,537, or 1.5 percent, during the first three months of 2023. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

West Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. As of March 31, 2023, estimated uninsured deposits, which excludes deposits in the IntraFi® reciprocal network and public funds protected by state programs, were approximately 33.3 percent of total deposits, compared to approximately 34.9 percent as of December 31, 2022.

Borrowed Funds

Federal funds purchased and other short-term borrowings increased from $200,000 at December 31, 2022 to $229,290 as of March 31, 2023. The fluctuations in the balances of federal funds purchased and other short-term borrowings is based on customer loan and deposit activity and the Company's balance sheet management objectives, which from time to time may require the Company to draw on the federal funds purchased lines with our correspondent banks or FHLB advances.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company had $220,000 of short-term FHLB advances outstanding at March 31, 2023 associated with long-term interest rate swaps, which is an increase of $65,000 from December 31, 2022. In the first quarter of 2023, the Company entered into four additional long-term interest rate swap agreements with a total notional amount of $65,000. As of March 31, 2023, the Company has long-term interest rate swap agreements with a total notional amount of $220,000 to hedge the interest payments of one-month rolling funding consisting of FHLB advances or brokered deposits. These interest rate swaps have maturity dates ranging from September 2023 through June 2029 and fixed rates ranging from 1.63 percent to 3.64 percent. This strategy of hedging short-term rolling funding effectively provides fixed cost wholesale funding through the maturity dates of the various interest rate swaps.

Liquidity

The objectives of liquidity management are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of securities, principal payments on amortizing securities, federal funds purchased, advances from the FHLB, other wholesale funding and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management policy. The Company had liquid assets (cash and cash equivalents) of $22,480 as of March 31, 2023 compared with $26,539 as of December 31, 2022.

Our deposit growth strategy emphasizes core deposit growth. Deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, competition, local and national economic conditions and fluctuations in our business customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. The Company utilizes brokered deposits to supplement core deposit fluctuations and loan growth. Brokered deposits are obtained through various programs administered by IntraFi, including IntraFi Network Deposits and IntraFi Funding, and through other third parties. At March 31, 2023, the Company had $234,213 in brokered deposits, which included fixed-rate deposits with terms through September 2024 and variable-rate deposits with terms through February 2024.

As of March 31, 2023, West Bank had additional borrowing capacity available from the FHLB of approximately $434,000, as well as approximately $3,000 through the Federal Reserve discount window, $35,000 through unsecured federal funds lines of credit with correspondent banks, and $14,067 through the new Federal Reserve Bank Term Funding Program. The Bank Term Funding Program was established by the Federal Reserve in March 2023 to provide an additional source of liquidity against high-quality securities. As of March 31, 2023, West Bank had pledged $14,067 in eligible securities to facilitate participation in the program. No funds were borrowed from the Federal Reserve discount window or Bank Term Funding Program during the three months ended March 31, 2023. Net cash from operating activities contributed $2,494 to liquidity for the three months ended March 31, 2023. Management believed that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet our liquidity and capital needs.

The Company had remaining commitments to invest in qualified affordable housing projects totaling $3,012 and $3,431 as of March 31, 2023 and December 31, 2022, respectively.

West Bank entered into a construction contract in 2022 for the construction of a new headquarters building in West Des Moines, Iowa. West Bank will pay the contractor a contract price consisting of the cost of work plus a fee, subject to a guaranteed maximum price of $42,309, with anticipated construction completed in 2024. As of March 31, 2023, there was a remaining commitment of $30,415 under this contract. West Bank is also building a new office in Mankato, Minnesota to be completed in the fall of 2023, which had a remaining commitment of $5,426 as of March 31, 2023.

Capital

The Company's total stockholders' equity increased to $216,992 at March 31, 2023 from $211,112 at December 31, 2022. The increase was primarily the result of the decrease in accumulated other comprehensive loss and net income less dividends paid, partially offset by the adjustment made upon the adoption of ASU 2016-13. The decrease in accumulated other comprehensive loss is primarily the result of falling market yields since December 31, 2022. At March 31, 2023, the Company's tangible common equity as a percent of tangible assets was 5.99 percent compared to 5.84 percent as of December 31, 2022. While accumulated other comprehensive losses reduce tangible common equity, they have no impact on regulatory capital.

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company and West Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and West Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and West Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and West Bank met all capital adequacy requirements to which they were subject as of March 31, 2023.

The Company's and West Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Total Capital (to Risk-Weighted Assets)
Consolidated	$412,702	12.17%	$271,365	8.00%	$356,167	10.50%	$339,207	10.00%
West Bank	446,026	13.16%	271,226	8.00%	355,984	10.50%	339,032	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	322,417	9.51%	203,524	6.00%	288,326	8.50%	271,365	8.00%
West Bank	415,741	12.26%	203,419	6.00%	288,177	8.50%	271,226	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	302,417	8.92%	152,643	4.50%	237,445	7.00%	220,484	6.50%
West Bank	415,741	12.26%	152,564	4.50%	237,322	7.00%	220,371	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	322,417	8.60%	149,898	4.00%	149,898	4.00%	187,373	5.00%
West Bank	415,741	11.10%	149,816	4.00%	149,816	4.00%	187,270	5.00%

As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)
Consolidated	$408,056	12.08%	$270,221	8.00%	$354,665	10.50%	$337,776	10.00%
West Bank	441,628	13.08%	270,053	8.00%	354,445	10.50%	337,566	10.00%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	322,583	9.55%	202,666	6.00%	287,110	8.50%	270,221	8.00%
West Bank	416,155	12.33%	202,540	6.00%	286,931	8.50%	270,053	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	302,583	8.96%	151,999	4.50%	236,443	7.00%	219,555	6.50%
West Bank	416,155	12.33%	151,905	4.50%	236,296	7.00%	219,418	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	322,583	8.81%	146,439	4.00%	146,439	4.00%	183,049	5.00%
West Bank	416,155	11.37%	146,367	4.00%	146,367	4.00%	182,958	5.00%

West Bancorporation, Inc.
Management's Discussion and Analysis
(in thousands, except share and per share data)
The Company and West Bank are subject to a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2023, the capital ratios for the Company and West Bank were sufficient to meet the conservation buffer.

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

The following table presents the estimated change in net interest income for one year under several scenarios of assumed interest rate changes for the rate shock levels shown. The changes in each interest rate scenario represents the difference between estimated net interest income in the unchanged interest rate scenario, or the base case, and the estimated net interest income in each of the alternative interest rate scenarios. The net interest income in each scenario is based on parallel yield curve changes in the interest rates applied to a static balance sheet. These do not reflect earnings expectations of management.

	Net Interest Income at March 31, 2023
Change in Interest Rates	Amount	% Change
300 basis points rising	$77,792	(9.12)%
200 basis points rising	80,220	(6.29)
100 basis points rising	82,533	(3.59)
Base	85,602	—
100 basis points falling	88,827	3.77
200 basis points falling	96,423	12.64
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

Item 1A. Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2023.

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

West Bancorporation, Inc.
(Registrant)

April 27, 2023	By:	/s/ David D. Nelson
Date		David D. Nelson
Chief Executive Officer and President
(Principal Executive Officer)

April 27, 2023	By:	/s/ Jane M. Funk
Date		Jane M. Funk
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)